Form 10-K
period 2005-12-31
Under Armour, Inc.
filed 2006-03-15
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 1-10635

UNDER ARMOUR, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Hull Street, 3rd Floor Baltimore, Maryland 21230	(410) 454-6428
(Address of principal executive offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

As of June 30, 2005, the last business day of our most recently completed second fiscal quarter, our Class A Common Stock was not listed on any exchange or over-the-counter market. Our Class A Common Stock began trading on the NASDAQ National Market on November 18, 2005. As of December 31, 2005, the aggregate market value of the registrant’s Class A Common Stock held by nonaffiliates was approximately $630,112,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Class A Common Stock, $.0003 1/3 par value, 31,765,985 shares outstanding as of February 28, 2006 and Class B Convertible Common Stock, $.0003 1/3 par value, 15,200,000 shares outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Our principal business activity is the design, development, marketing and distribution of technologically advanced, branded performance products for men, women and youth. We design and sell a broad offering of apparel and accessories that utilize a variety of synthetic microfiber fabrications. Our active wear and sports apparel accessories are designed to wick perspiration away from the skin, help regulate body temperature, enhance comfort and mobility and improve performance regardless of weather condition.

Our products are offered worldwide in over 8,700 retail stores and can currently be purchased across the United States, Canada, Japan and the United Kingdom through large national and regional chains of retailers, as well as smaller, independent and specialty retailers. Our products are worn by professional football, baseball, basketball, hockey and soccer players, as well as athletes in major collegiate and Olympic sports. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 19 countries. Most of our products are manufactured in facilities outside of the United States.

Our revenues are generated primarily from sales to retail stores. We also derive revenue from the sale of our products directly to athletes and other users through our sports marketing group, to consumers through our retail outlet stores and through our website and toll-free call center. During 2005, our net revenues grew 37% to $281.1 million from $205.2 million in 2004 and our income from operations increased 41% to $35.9 million in 2005 from $25.4 million in 2004. Our net income increased to $19.7 million in 2005 from $16.3 million in 2004.

We were incorporated in Maryland in 1996 as KP Sports, Inc. In March 2005, we changed our name to Under Armour, Inc. As used in this report, the terms “we,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have a number of registered marks, including Under Armour®, HeatGear®, ColdGear®, AllseasonGear®, LooseGear® and the Under Armour design mark, and we have applied to register our Protect This House™, Duplicity™ and Click Clack™ trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our and other companies. All trademark and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products

Our products are engineered to replace cotton in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our products are offered in a variety of styles and fits intended to enhance comfort and performance. We offer products for men, women and youth that extend across the sporting goods, outdoor and active lifestyle markets. For 2005, sales of mens, womens and youth products represented 67%, 19% and 7% of net revenues, respectively, with the remaining 7% divided equally between licensing and accessories. Within each gearline our garments come in three fit types: compression (tight fitting), fitted (athletic cut) and loose (relaxed). We market our products at multiple price levels and seek to provide all consumers with what we believe to be a superior alternative to cotton and other traditional products.

Our three primary gearlines are marketed to tell a very simple story about our highly technical products. We market our products for consumers to choose HeatGear when it is hot, ColdGear when it is cold and AllSeasonGear between the extremes.

HeatGear HeatGear is designed to be worn in warm to hot temperatures under equipment or as a single layer. Our first compression T-shirt was the original HeatGear product and remains our signature style. While a sweat- soaked cotton T-shirt can weigh two to three pounds, HeatGear is engineered with a microfiber blend designed to wick moisture from the body which helps the body stay cool, dry and light. We offer HeatGear in a variety of tops and bottoms in a broad array of colors and styles for wear in the gym or outside in warm weather, making it our top-selling year-round gearline. Compression fit HeatGear, which is designed to reduce muscle fatigue, is particularly popular for training sessions and competition.

ColdGear Because athletes sweat in cold weather as well as in the heat, ColdGear is designed to wick moisture from the body while circulating body heat from hotspots to help maintain core body temperature. Our ColdGear apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest and our ColdGear outerwear products protect the athlete (and the coach, fan and others) from the outside in. Our ColdGear product offerings generally sell at higher price levels.

AllSeasonGear AllSeasonGear is designed to be worn in changing temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Performance Bags, Socks and Headwear Our bags, socks and headwear are designed to be used and worn before, during and after competition, and feature performance advantages and functionality similar to our other product offerings. We work with our licensees to develop accessories, including baseball caps, knit caps, visors, socks and performance bags. We currently have agreements with two accessory licensees: Moretz Sports manufactures performance socks under the Under Armour brand, and JR286 manufactures Under Armour hats, bags and wristbands. Under Armour product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency.

Gloves Our baseball batting gloves and football gloves are offered within our HeatGear and ColdGear lines and are designed with advanced fabrications to provide the same level of performance as our other products. Our gloves provide moisture management, a secure fit, durability, protection and a better grip for the athlete.

We intend to enter the footwear market with a line of football cleats that we expect to offer for the fall 2006 season and a line of baseball cleats that we expect to offer for the spring 2007 season.

Marketing and Promotion

Our performance products are designed for use in a variety of sports and other activities. We currently focus on marketing and selling our products to consumers for use in athletics and outdoor activities. We maintain strict control over our brand image with an in-house marketing and promotions department that designs and produces all of our advertising campaigns. We seek to drive consumer demand for our products by building brand identity and awareness, as a leading performance alternative to cotton and non-performance apparel and footwear.

Sports Marketing

Our marketing and promotion efforts begin with a strategy of selling our products to high performing athletes and teams on the collegiate and professional levels. We implement this strategy through collegiate sponsorships, individual athlete agreements, and by selling our products directly to team equipment managers and to individual athletes. As a result, our uniforms, batting gloves, socks and other items of apparel are seen on the field, giving our products exposure to various consumer audiences, through television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes. We are the official uniform supplier of the University of Maryland football team and the official outfitter of the Auburn University athletic program. We supply uniforms, sideline apparel and fan gear for these teams. We also have sponsorship agreements with a limited number of individual athletes. While our roster of athletes has included established stars, like LaVar Arrington, Jake Plummer and Martina Navratilova, our strategy has been and continues to be to find the next generation of stars, like 2005 tennis player Robby Ginepri, Major League Baseball (“MLB”) player Lance Berkman and 2005 MLB All-Star Alfonso Soriano. In addition to individual athletes, we sell our products to teams domestically including professional football teams and Division I men’s and women’s collegiate athletic teams, including many of the 117 Division I college football programs. We are a licensee of the National Hockey League, and an official supplier to the U.S. Ski team and USA Rugby. Internationally, we are selling product to European football teams, and we are an official supplier of performance apparel to the Fulham Football Club, and the England and Wales Cricket Board. We believe these relationships create significant on-field product and brand exposure that contributes to our on-field authenticity.

We seek to sponsor events to drive awareness and brand authenticity from a grassroots level. For example, we are a sponsor of the ESPY Awards Show each July and use the national platform to launch our fall commercial campaigns, and we also sponsor ESPN’s Bassmasters Classic to reach hunting and fishing enthusiasts. In keeping with our “next great athlete” strategy, we also sponsor several events such as the College Football All Star Challenge, which is broadcast nationally within Super Bowl programming and features the country’s top players headed for the NFL. In addition, we are the title sponsor of The Under Armour (Baltimore) Marathon, and we make a significant brand appearance at numerous other major races.

Media and Promotion

We feature our men’s and women’s products in a variety of national publications such as ESPN the Magazine, Maxim and People Magazine, and we also advertise regularly in several outdoor and sport-specific publications.

Our signature “Protect this House” television campaign features several NFL players. The campaign runs in a variety of lengths and formats and is used in several NFL and collegiate stadiums during games as a crowd prompt. Our women’s campaign stars Heather Mitts of the US Olympic soccer team and runs on cable and network television. Similarly, our ability to secure product placement in movies, television shows and video games has allowed us to reinforce our authenticity as well as establish our brand with broader audiences who may not have been exposed to our advertising and brand efforts previously.

Retail Development and Product Presentation

The primary component of our retail brand strategy is to increase floor space dedicated to our products. The design and funding of in-store fixtures with our major retail accounts is a key initiative for securing prime floor space, establishing our brand and educating the consumer about our brand.

We use in-store fixtures and displays that highlight our logo and have a performance-oriented, athletic look across our many retailers. We provide retailers with what we believe are aggressive, exciting and unique brand-building fixtures, such as our “Big E” mannequin, a life size mold of Eric Ogbogu, a 6’4”, 275 pound NFL defensive end, and the featured athlete in our award-winning “Protect This House” campaign. To target women consumers, we use a complementary mannequin, the UA WOMAN, modeled after the star of our women’s campaign, Heather Mitts. These displays not only provide an easily identifiable place for consumers to look for our products, they are intended to reinforce the message that our brand is distinct from our competitors.

We work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of a traditional large national or regional chain. The fixtures and displays enable us to achieve placement of our products throughout stores by providing retailers with outposts to use in various store sections.

Customers

Our products are offered in over 7,000 retail stores in North America and over 8,700 retail stores world wide, which we refer to as wholesale distribution. We also sell our products directly to athletes and teams through our sports marketing group, to consumers through our website and toll-free call center, and through our retail outlet stores. We rely on our distribution facility in Glen Burnie, Maryland for substantially all of our product distribution.

Wholesale Distribution

In 2005, 90.5% of our net revenues were derived from wholesale distribution. Our principal customers include regional retail chains, such as Dick’s Sporting Goods, The Sports Authority, Academy Ltd., Modell’s Sporting Goods, Hibbett Sporting Goods; hunting and fishing, mountain sports and outdoor retailers such as REI, Gander Mountain, Cabela’s and Bass Pro Shops; and The Army and Air Force Exchange Service. In 2005, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for approximately 36% of our net revenues, and each of these customers individually accounted for at least 10% of our net revenues in 2005.

In 2005, 67% of our wholesale distribution was derived from large format national and regional retail chains in North America. Additional wholesale distribution in 2005 was derived from independent and specialty retailers. These retailers are serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives. These retail stores continue to represent an important part of our product distribution strategy and help build on the authenticity of our products. In addition to reaching the general public, they sell to institutional athletic departments, leagues and teams. Our independent sales also include sales to military specialists, fitness specialists, outdoor retailers and other specialty channels throughout the United States.

Direct Distribution

Approximately 6% of our net revenues in 2005 were generated through direct sales, primarily through our website at our manufacturers suggested retail price. Direct sales also include sales through our retail outlet stores and sales by our sports marketing group for use by professional and college athletes.

Product Licensing

In addition to generating revenues through wholesale and direct distribution, we generate revenues from licensing arrangements to manufacture and distribute Under Armour branded products to the market quickly. While we have confidence in our ability to increase net revenues through arrangements with licensees, we carefully select each of our licensees and take measures to preserve our existing distribution channels. To date, we have formed product licensing relationships with two domestic licensees, one for socks and one for accessories, and one Japanese licensee, which, in 2005 collectively accounted for 3.5% of our net revenues. In spring 2006, our net revenues will benefit from a third domestic licensee who will distribute a limited assortment of our products to college bookstores and golf shops. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our product licensees and our quality assurance team demands that the products meet the same quality and compliance standards as the products that we sell directly.

International Revenues

We believe that the trend toward performance products is global, and we intend to introduce our products and simple merchandising story to athletes throughout the world. In 2005, approximately 3% of our net revenues were generated in Canada; approximately 2% of our net revenues were generated in Japan; and 0.3% of our net revenues were generated in Europe. We anticipate that our introduction of performance apparel internationally will be approached methodically, in a manner consistent with our past brand-building strategy—by selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers in these markets.

We entered the Japanese market in 1999 through a distribution arrangement with Dome Corporation. In 2002, we entered into a license agreement with this company, and it now produces, markets and sells our branded products. We work closely with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including baseball and soccer teams, to over 1,100 independent specialty stores and through over 650 large sporting goods retailers, such as Mega Sports/Sports Authority, Alpen, Xebio and Sports Depot.

In late 2003, we formed a Canadian subsidiary through which we derive our Canadian revenues. Prior to 2003, our products had been sold in Canada by independent sales representatives. Our Canadian subsidiary sells directly to teams and retail chains and also distributes products through manufacturers’ representatives to independent sporting goods dealers. The Canadian market is a natural extension of our products and our brand recognition in the United States. The extension into Canada was initially driven by our direct sales to several National Hockey League teams.

In 2005, we expanded our sales into Europe, beginning with the United Kingdom. We have sold our branded products to numerous players on European football teams, on First Division clubs and multiple cricket clubs in the United Kingdom, on soccer teams in Italy, Holland, Ireland and Germany as well as on many of the Guinness Premiership rugby clubs. In addition, in January 2006, we announced the opening of our European headquarters in Amsterdam, from which our European sales, marketing and logistics functions are operated.

Seasonality

Historically, we have recognized over 75% of our income from operations in the third and fourth quarters of the year driven by increased sales volume of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear line. Approximately 62% and 66% of our net revenues were generated during the last two quarters of 2005 and 2004, respectively. Accordingly, we tend to have higher levels of receivables in the third and fourth quarters and higher levels of cash in-flows from these receivables in the first and fourth quarters. Nonetheless, we believe that our seasonality in recent years may have been somewhat overstated due to our significant growth in net revenues.

Product Design and Development

Our products are manufactured with sophisticated fabrics produced by third parties and designed in collaboration with our development team. This approach enables us to select from the best, most technically advanced fabrics available, produced to our specifications, while focusing our product development efforts on design, fit and product use. Therefore, we do not incur significant research and development costs and believe we have limited exposure to rapidly changing fabric technology.

We seek to constantly upgrade and improve our gearlines with the latest in fabric technology, while extending our product offerings. Our goal, which is to deliver superior performance in all Under Armour gearlines and products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to replace basic cotton products with our performance products. We design products with “visible technology,” utilizing color, texture and fabrication to enhance our customers’ perception and understanding of product use and benefits.

Our product development team has significant prior industry experience at leading fabric suppliers and branded athletic apparel and shoe companies throughout the world. This team works closely with our sports marketing, outdoors and tactical sales teams and professional and collegiate athlete consumers to identify product trends and determine market needs. For example, these teams worked closely together to identify the opportunity and market for our UA Tech-T, a synthetic shirt which we introduced in 2005 that is intended to look and feel like cotton, but that also includes our performance product attributes.

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric used to manufacture our products is sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2005, approximately 54% of the fabric used in our products came from four suppliers: Joy Textiles in Mexico, McMurray Fabrics in the Dominican Republic, and United Knitting and Milliken & Company in the United States. Our largest single supplier during that period was Joy Textiles, which supplied 20% of our total fabric requirements. We continue to seek to add new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2005, three manufacturers produced approximately 35% of our products. In 2005, our products were manufactured by 18 primary manufacturers, operating in 19 countries. During 2005, approximately 50% of our products were manufactured in Central and South America, with 43% in Asia and 7% manufactured in the United States. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. We strive to qualify multiple manufacturers where appropriate for particular product types and fabrications. We also actively seek out vendors that can perform multiple manufacturing stages, such as procuring fabric and providing finished products, helping us to reduce the cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long-term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term.

In December 2003, we opened a Hong Kong office to help support manufacturing, quality assurance and sourcing efforts in Asia. The employees in our Hong Kong office apply the same principles as our domestic product development, sourcing and quality assurance teams, helping to maintain uniform quality for all products.

We also manufacture a limited number of products on-premises in our quick turn, Special Make-Up Shop located at our distribution facility in Glen Burnie, Maryland. This 17,000 square-foot shop is stocked with our fabric in multiple colors to help us build and ship products on tight deadlines for high-profile athletes, leagues and teams as well as actors and other entertainers. While the products manufactured in the quick turn, Special Make-Up Shop represent an immaterial portion of our total net revenues, we believe the facility helps us to provide superior service to the teams, athletes and entertainers whom we believe help drive consumer demand for our products.

Order Fulfillment and Inventory Management

We package and distribute all of our products through our distribution facility in Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters, which is a cross-dock, high-bay facility built in 2000. We currently occupy approximately 245,000 square feet for a five-year term, with increasing requirements to lease up to 359,000 square feet by April 2009. As a result of the improvements already made to the facility and the excess available space, we believe the building will be adequate to meet our needs for the next several years.

Inventory management is important to the financial condition and operating results of our business. We address inventory management by focusing our efforts on processes such as retail merchandising, strategic liquidation through our own retail outlet stores, and forecasting and maximizing the flexibility of our supply chain to ensure rapid reaction to demands. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our practice, and the general practice in the apparel industry, is to offer retail customers the right to return defective or improperly shipped merchandise. Because of the relatively long lead-times for production and design of our products, from time to time we commence production of new products before we receive any orders for those products, which affects our inventory levels for new products.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the Under Armour logo and design and Under Armour wordmark, both of which are registered in the United States, the European Union, Japan, Taiwan, China and Canada, among other places. We also own trademark registrations for HeatGear®, ColdGear®, AllseasonGear® and Advantage is Undeniable®, and we have applied to register our Protect This House™, Under Armour logo/Metal, Duplicity™ and Click-Clack™ trademarks. We also own domain names for our primary trademarks and hold copyrights for our Good-Bye Girl and Protect this House commercials. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

We believe that the distinctive marks that we use in connection with our products are important in building our brand image and distinguishing our products from those of others. These marks are among our most valuable assets. In addition to our distinctive marks, we also place significant value on our trade dress, which is the overall image and appearance of our products, and we believe that our trade dress helps to distinguish our products in the marketplace.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers. As a result, our ability to obtain patent protection for our products is limited and we currently do not own any fabric or process patents, except for a pending patent application that includes Kevin Plank as a co-inventor. We focus our efforts on obtaining patent protection for what we believe to be strategic, new product applications in the marketplace. We have filed patent applications in connection with certain of our products that we believe offer a unique utility or function, such as the Duplicity Sports Bra, the Coldgear Hood and the Grippy Shirt. We will continue to file patent applications where we deem appropriate to protect our inventions and designs.

Competition

The market for active sports apparel is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. The fabrics and technology used in manufacturing our products are generally not unique to us, and we do not currently own any fabric or process patents or copyrights. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and Adidas. We also compete with other manufacturers, including those specializing in outdoors and tactical apparel, and private label offerings of certain retailers, including some of our customers.

In addition, purchasing decisions by retailers and their decisions regarding the limited use of floor space in their stores means that we also must compete with others to develop relationships with retailers for their limited attention. We believe we have been successful in this area because of the good relationships we have developed and as a result of the strong sales of our products. However, if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products.

We believe that we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe that our focused gearline merchandising story differentiates us from our competition. In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing, as well. This may favor larger competitors with lower costs per unit of product produced that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products also often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Employees

As of December 31, 2005, we had 610 employees, of which 596 were employed in the United States. Of the 596 U.S. employees, 138 were employed in sales and marketing, 34 were employed in sourcing and production,

213 were employed in distribution, 23 were employed in our quick turn, Special Make-Up Shop and the remaining 188 performed selling, general and administrative functions, including, executive, finance, administration and business development. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Kevin A. Plank	33	President, Chief Executive Officer and Chairman of the Board of Directors
Kip J. Fulks	33	Senior Vice President of Sourcing, Quality Assurance and Product Development
Kevin M. Haley	37	Vice President—House Counsel, and General Counsel
William J. Kraus	42	Senior Vice President of Marketing
Wayne A. Marino	45	Executive Vice President and Chief Financial Officer
Matthew C. Mirchin	46	Vice President of North American Sales
J. Scott Plank	40	Senior Vice President of Retail
Ryan S. Wood	33	President of UA Europe BV

Kevin A. Plank has been our President, Chief Executive Officer and Chairman of the Board of Directors since our inception. Mr. Plank also is a member of the Board of Trustees of the University of Maryland. Mr. Plank is the brother of J. Scott Plank, our Senior Vice President of Retail.

Kip J. Fulks has been Senior Vice President of Sourcing, Quality Assurance and Product Development of Under Armour since March 2006. Prior to this position, Mr. Fulks served as Vice President of Sourcing and Quality Assurance since 1997. Mr. Fulks is responsible for quality assurance, sourcing and product development for Under Armour apparel.

Kevin M. Haley has been Vice President—House Counsel, and General Counsel of Under Armour since September 2005. Prior to joining our Company, Mr. Haley served in various capacities in the Securities and Exchange Commission from 2000 to 2005, most recently as a Branch Chief in the Financial Fraud Task Force. From 1996 to 2000, Mr. Haley represented corporate clients as an attorney in private practice.

William J. Kraus has been Senior Vice President of Marketing of Under Armour since March 2006. Prior to serving as Senior Vice President of Marketing, Mr. Kraus served as Vice President of Sports Marketing, Team Sales and Licensing since 2002. Prior to joining our Company, Mr. Kraus served as Director of Eastern Retail Sales for Champion Products from 1995 to 2002.

Wayne A. Marino has been Executive Vice President and Chief Financial Officer of Under Armour since March 2006. Prior to serving as Executive Vice President and Chief Financial Officer, Mr. Marino served as Senior Vice President and Chief Financial Officer since 2005. Prior to serving as Senior Vice President, he served as our Vice President and Chief Financial Officer since January 2004. Prior to joining our Company, Mr. Marino served as Chief Financial Officer of Nautica Enterprises, Inc. from 2000 to 2003. From 1998 to 2000, Mr. Marino served as Chief Financial Officer for Hartstrings Inc. Prior thereto, Mr. Marino served in a variety of capacities, including Divisional Chief Financial Officer, for Polo Ralph Lauren Corporation.

Matthew C. Mirchin has been Vice President of North American Sales of Under Armour since March 2006. Prior to serving as our Vice President of North American Sales of Under Armour, Mr. Mirchin served as Vice President of U.S. Sales of Under Armour since May 2005. Prior to joining our Company, Mr. Mirchin served as President of Retail and Bookstores from 2004 to 2005 and President of Team Sports from 2001 to 2004 for

Russell Athletic. Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001.

Scott Plank has been Senior Vice President of Retail of Under Armour since March 2006. Prior to becoming Senior Vice President of Retail, Mr. Plank served as our Chief Administrative Officer since January 2004. Prior to becoming Chief Administrative Officer, Mr. Plank served as our Vice President of Finance since 2000 with operational and strategic responsibilities. Mr. Plank was a director of the Company from 2001 until July 2005. Mr. Plank is the brother of Kevin A. Plank, our President, Chief Executive Officer, and Chairman of the Board of Directors.

Ryan S. Wood has been President of UA Europe BV since January 2006. Prior to becoming President of UA Europe BV, Mr. Wood served as Senior Vice President of Sales of Under Armour since 2005. Prior to that time, Mr. Wood served as Vice President of Sales of Under Armour from 1999 to 2004.

AVAILABLE INFORMATION

We will make available free of charge on or through our website at www.underarmour.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practible after we file these materials with the Securities and Exchange Commission and we also post on this website our key corporate governance documents, including our board committee charters and our ethics policy.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

Some of the statements contained in this Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below under “Risk Factors” and in “ Qualitative and Quantitative Disclosures About Market Risk .” These factors include, without limitation:

•	our ability to manage our growth effectively;

•	our ability to maintain effective internal controls;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	reduced demand for sporting goods and apparel generally;

•	failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability and effective operation of management information systems and other technology;

•	our ability to attract and maintain the services of our senior management and key employees; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

The forward-looking statements contained in this Form 10-K reflect our views and assumptions only as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Our results of operations and financial condition could be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Form 10-K. Should any of these risks actually materialize, our business, financial condition and future prospects could be negatively impacted.

If we continue to grow at a rapid pace, we may not be able to manage that growth effectively and our brand image, net revenues and profitability may decline.

We have expanded our operations rapidly since our inception and our net revenues have increased to $281.1 million in 2005 from $19.7 million in 2001. Our substantial growth has placed a significant strain on our management systems and resources. If our operations continue to grow, we will be required to continue to expand our sales and marketing, product development and distribution functions and to upgrade our management information systems and other processes and technology as well as obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties would likely result in the erosion of our brand image and a resulting decrease in net revenues, net income and the price of our Class A Common Stock.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We completed our initial public offering in 2005. We are spending a significant amount of management time and external resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“SOX”), new SEC regulations and NASDAQ Stock Market rules. Our management team has limited experience operating a public reporting company. As a result, we will likely need to continue to improve our financial and management controls and our reporting systems and procedures.

Section 404 of SOX requires management’s annual review and evaluation of our internal controls over financial reporting and attestations of the effectiveness of these controls by our management and by our independent registered public accounting firm. We are required by Section 404 to be compliant by December 31, 2006. We believe adequate resources and expertise, both internal and external have been put in place to meet this requirement. We intend to work closely with our independent registered public accounting firm during this process. Though we have taken efforts to become SOX compliant by the end of 2006, there is no guarantee that it will result in management assurance or an attestation by the independent auditors that internal controls over financial reporting are adequate. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our controls over financial reporting are not effective as required by Section 404 of SOX, investor perceptions of us may be adversely affected and, among other things, this could cause a decline in the price of our Class A Common Stock. In addition, our overhead may increase and our net income may decline as a percentage of net revenues as a result of the additional costs associated with complying with the complex legal regime associated with being a public reporting company.

Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers, which could cause our gross margin to decline if we are unable to offset price reductions with comparable reductions in our operating costs. If our gross margin declines and we fail to sufficiently reduce our cost of goods sold or grow our net revenues, our profitability will decline, and we could incur operating losses that we may be unable to fund or sustain for extended periods of time, if at all. This could have a material adverse effect on our results of operations, liquidity and financial condition and could result in a decline in the price of our Class A Common Stock.

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of revenues and negatively impact our prospects for growth.

In 2005, approximately 36% of our net revenues were generated from sales to our two largest customers, Dick’s Sporting Goods and The Sports Authority. The percentage of our net revenues attributable to these customers has increased in recent years as these customers opened new store locations and devoted an increased portion of their floor space to our products. We expect this trend to continue in 2006. However, we do not enter into long-term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

Sales of performance products may not continue to grow and this could adversely impact our ability to grow our business.

We believe that continued growth in industry-wide sales of performance products will be largely dependent on consumers continuing to transition from traditional alternatives, such as basic cotton T-shirts, to performance products. If consumers are not convinced that performance products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance products are often more expensive than traditional alternatives, consumers who are convinced that performance products provide a better alternative may still not be convinced that they are worth the extra cost. If industry-wide sales of performance products do not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely impacted.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance or other sports apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. There can be no assurance that we will respond to changing preferences in a timely manner. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative products, and there can be no assurance of our ability to do so. In addition, there can be no assurance that our strategy of continuing to expand the range of performance products that we offer into new product categories will be well received by consumers or will not dilute our brand image and result in a shift of consumer preferences away from our product lines. The failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition and result in a decline in the price of our Class A Common Stock.

If the financial condition of our retail customers declines, our financial condition and results of operations could be adversely impacted.

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. A slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our retail customers, which could in turn have an adverse effect on our sales, our ability to collect on receivables, our ability to borrow under our revolving credit facility and our financial condition.

If we encounter problems with our distribution system, our ability to deliver our products to the market would be adversely affected.

We rely on our distribution facility in Glen Burnie, Maryland, which became fully operational in July 2004, for substantially all of our product distribution. Our distribution facility includes computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because substantially all of our products are distributed from one location, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facility. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facility, such as the long-term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facility. If we encounter problems with our distribution facility, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2005, three manufacturers produced over 35% of our products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

There can be no assurance that there will not be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide fabrics and raw materials and to manufacture products that are consistent with our standards. We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

The cost of raw materials could affect our operating results.

The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum-based products. Significant price fluctuations or shortages in petroleum or other raw materials may materially adversely affect our cost of goods sold, results of operations and financial condition, and cause a decline in the price of our Class A Common Stock.

Sponsorships and designations as an official supplier may become more expensive and this could impact the value of our brand image.

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We previously gained significant publicity and brand name recognition from the perceived sponsorships associated with professional and collegiate athletes and sports programs using our products. The use of our products by athletes and teams was frequently without our paying compensation or in exchange for our furnishing product at a reduced cost or without charge and without formal arrangements. We also have licensing agreements to be the official supplier of performance apparel to a variety of sports leagues and Olympic teams. However, as competition in the performance apparel industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have risen dramatically, including the costs associated with obtaining and retaining these sponsorships and agreements. There is no assurance that we will be able to retain existing or attract new athletes or sports programs to wear or endorse our products or retain official supplier agreements at a reasonable cost, or at all. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, we could lose the on-field authenticity associated with our products and may be required to modify and substantially increase the cost of our marketing plan. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our revenues and gross profit.

The market for active sports apparel is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently own no fabric or process patents or copyrights, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Nike and Adidas that have significantly greater financial, distribution, marketing and other resources than we do. Because of the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor and tactical apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including longer operating histories, larger sales forces, bigger advertising budgets, better brand recognition among consumers, greater economies of scale and long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in customer requirements;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory that has been written down or written off;

•	devoting resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other disputes.

In addition, while a component of one of our key growth strategies is to increase floor space for our products in retail stores, retailers have limited resources and floor space and we must compete with others to develop relationships with them. Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross profit margin could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To minimize purchasing costs and ensure supply, we generally place orders with our manufacturers at least 90-120 days prior to the time we need to deliver our products. However, we generally do not receive firm customer orders prior to 30 days before the date those orders are to be shipped. In addition, a significant portion of our net revenues are generated by at-once orders for immediate delivery to customers, particularly during our peak season from August through November. Because we place orders for products with our manufacturers before our customers’ orders are firm and because we receive a significant volume of at-once orders, if we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.

Factors that could affect our ability to accurately forecast demand for our products include:

•	an increase or decrease in consumer demand for our products or for products of our competitors;

•	our failure to accurately forecast customer acceptance for our new products;

•	new product introductions by competitors;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory demand in order to meet future order and reorder requirements.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products is likely to result in an unexpected adverse effect on our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

Our operating results are subject to seasonal and quarterly variations in our net revenues and net income, which could adversely affect the price of our Class A Common Stock.

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced ColdGear line. Approximately 62% and 66% of our net revenues were generated during the last two quarters of 2005 and 2004, respectively.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for new products and changes in our product mix. Variations in weather conditions may also have an adverse effect on our quarterly results of operations. For example, warmer than normal weather conditions throughout the fall or winter may reduce sales of our ColdGear line, leaving us with excess inventory and operating results below our expectations.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our Class A Common Stock to fluctuate significantly.

Labor disruptions at ports or our suppliers or manufacturers may adversely affect our business.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports, such as those experienced at western U.S. ports in 2002, or at our suppliers or manufacturers, create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.

The value of our brand, and sales of our products, could be diminished if we are associated with negative publicity.

We require that our suppliers, independent manufacturers and licensees of our products operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them. We do not control these suppliers, manufacturers or licensees or their labor practices. A violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturing sources or licensees.

In addition, we have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image and result in a material decrease in our net revenues and net income, which could have a material adverse effect on our financial condition and liquidity and the price of our Class A Common Stock.

We rely significantly on information technology and any failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on our enterprise resource system and our warehouse management system, both of which were purchased from third parties and implemented in 2002. Since then, we have updated and supplemented these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, including difficulties with the operation or implementation of our new enterprise resource system software that is scheduled to become operational during 2006, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach. We cannot assure you that such events will not occur.

Our international operations and the operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.

In 2005, our products were manufactured by 18 primary manufacturers, operating in 19 countries. In 2005, approximately 50% of our products were manufactured in Central and South America, with 43% in Asia and 7% manufactured in the United States. In addition, approximately 5% of our 2005 net revenues were generated through international sales and licensing fees. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	currency exchange fluctuations;

•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on the transfer of funds;

•	reduced protection for intellectual property rights in some countries;

•	understanding foreign consumer tastes and preferences that may differ from those in the United States;

•	complying with foreign laws and regulations that differ from country to country;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.

These and other factors beyond our control could interrupt our manufacturers’ production in offshore facilities, influence the ability of our manufacturers to export our products cost-effectively or at all, inhibit our and our unaffiliated manufacturers’ ability to procure certain materials, increase our legal or compliance costs and influence our ability to sell our products in international markets, any of which could have an adverse effect on our business, financial condition and operations.

Risks Related to Our Management

Our future success is substantially dependent on the continued service of our senior management and other key employees.

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Kevin A. Plank, our founder and Chief Executive Officer. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.

We also may be unable to retain existing management, technical, sales and client support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

If we are unable to attract and retain new team members, including senior management, we may not be able to achieve our business objectives.

Our growth has largely been the result of significant contributions by our current senior management and product design teams. However, to be successful in continuing to grow our business, we will need to continue to attract, retain and motivate highly talented employees with a range of skills and experience. Competition for employees in our industry is intense and we have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. With new additions to our senior management we may develop and implement changes in our product development, merchandising, marketing and operational strategies. There can be no assurance that we would successfully assimilate new senior management and make strategic modifications to our past operating policies in a timely and efficient manner, and if we are unable to attract, assimilate and retain additional senior management with the necessary skills, we may not be able to grow or successfully operate our business.

Risks Related to Proprietary Rights

Our fabrics and manufacturing technology are not patented or copyrighted and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by our suppliers, except as noted below, and are generally not unique to us. As a result, our ability to obtain patent protection for our products is limited and we currently own no fabric or process patents or copyrights, except for a pending patent application for performance sports garments formed from single-layer, double-faced performance warp knit fabric that includes Kevin Plank as a co-inventor. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Because many of our competitors, such as Nike, Adidas and Reebok, have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.

Our trademark and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in large part on our brand image. We believe that our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our marketing. From time to time, we have received claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Any claim, regardless of its merit, could be expensive and time consuming to defend. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations, liquidity and financial condition.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position and reduce our revenues.

We currently rely on a combination of copyright, trademark and trade dress laws, patent laws, unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

From time to time, we discover unauthorized products in the marketplace that are either counterfeit reproductions of our products or unauthorized irregulars that do not meet our quality control standards. If we are unsuccessful in challenging a third party’s products on the basis of trademark infringement, continued sales of their products could adversely impact our brand, result in the shift of consumer preferences away from our products and adversely affect our business.

We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at 1020 Hull Street in Baltimore, Maryland. We expect that our current administrative offices are sufficient for our expansion plans over the next 24 months. We opened our central distribution facility in Glen Burnie, Maryland in June 2004. We expect that, in light of our option for additional space, our distribution facility will be able to accommodate substantial growth of our operations.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

Location	Use	Approximate Gross Square Feet		Lease Renewal Date
Baltimore, MD	Corporate headquarters	92,700		May 2007
Amsterdam, The Netherlands	European headquarters	1,000		January 2011
Glen Burnie, MD	Distribution facility, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 4,500 square foot retail outlet store	245,000	(1)	April 2009
Denver, CO	Sales office	6,000		August 2007
Ontario, Canada	Sales office	2,500		October 2006
Hong Kong	Quality assurance & sourcing	5,500		April 2007
Various	Retail store space	14,800		(2)

(1)	We are obligated to increase our leased space up to 265,000 by July 2006 and up to 359,000 square feet by April 2009.
(2)	As of December 31, 2005, we operated five retail outlet stores. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to more desirable locations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been involved in various legal proceedings. We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation will have a material adverse effect on our financial condition, cash flows or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2005, at a special meting of our stockholders, the following four matters were put to a vote of our stockholders:

•	Approval and adoption of the Articles of Amendment and Restatement of the Articles of Incorporation of Under Armour and the approval and adoption of an exchange agreement providing for the issuance of 16,200,000 share of our Class B Convertible Common Stock in exchange for 16,200,000 share of our Class A Common Stock held by Kevin A. Plank and affiliated entities;

•	approval and adoption of our Deferred Compensation Plan for Key Employees;

•	approval and adoption of our Employee Stock Purchase Plan; and

•	approval and adoption of our 2005 Omnibus Long-Term Incentive Plan.

Proposal	Votes For	Votes Against	Abstentions
Articles of Amendment and Restatement and Exchange Agreement	30,792,401	300,000	0
Deferred Compensation Plan for Key Employees	31,092,401	0	0
Employee Stock Purchase Plan	31,092,401	0	0
2005 Omnibus Long-Term Incentive Plan	31,092,401	0	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock has been traded on the NASDAQ National Market under the symbol “UARM” since November 18, 2005. Prior to that time there was no public market for our stock. As of February 28, 2006, there were 548 record holders of our Class A Common Stock and 3 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer, Kevin A. Plank. The following table sets forth the fourth quarter high and low sale prices of our Class A Common Stock on the NASDAQ National Market during 2005.

2005	High	Low
Fourth Quarter (since November 18, 2005)	$40.00	$21.08

Dividends

On December 31, 2004, we declared a cash dividend of $5.0 million, which was paid in January 2005 to our common stockholders. We currently anticipate that we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility limits our ability to pay dividends to our stockholders.

Stock Compensation Plans

The following chart contains certain information regarding our non-qualified equity compensation plans. Information required by this Item regarding the material features of each such plan can be found in Note 11 of our consolidated financial statements under the caption “Stock Compensation Plans.”

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under stock compensation plan
Equity Compensation plans approved by security holders	4,215,124	$3.42	2,442,900
Equity Compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

In addition to options, our stock compensation plans authorize the issuance of restricted Class A Common Stock. For the year ended December 31, 2005, 140,100 shares of restricted Class A Common Stock were granted and at December 31, 2005, 125,200 restricted shares of Class A Common Stock were outstanding.

Recent Sales of Unregistered Equity Securities

Between January 1, 2005 and November 18, 2005, we issued to our directors, officers, employees and consultants options to purchase 1,829,040 shares of our Class A Common Stock at a weighted average exercise price of $6.16 and we issued 100,000 shares of restricted Class A Common Stock, of which 14,000 shares vested immediately, as compensation under our 2000 Stock Option Plan. The options vest ratably over four to five years. Restrictions on the remaining restricted stock lapse over a two to five year period. During that same period, options under our 2000 Stock Option Plan were exercised to purchase 1,138,916 shares of our Class A Common Stock for aggregate consideration of $754,904. The issuances of the securities described in this paragraph were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon

Section 4(2) under the Securities Act of 1933 in that such issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act of 1933, in that they were offered and sold pursuant to a written compensatory plan relating to compensation, as provided by Rule 701.

In March 2005, we issued 37,500 shares of Class A Common Stock to our director Thomas J. Sippel for aggregate consideration of $100,000; in April 2005, we issued 37,500 shares of Class A Common Stock to each of our directors Douglas E. Coltharp and Harvey L. Sanders for aggregate consideration from each of them of $100,000; in August 2005, we issued 9,285 shares of Class A Common Stock to our director A.B. Krongard for aggregate consideration of $100,000; and in September 2005, we issued 9,285 shares of Class A Common Stock to our director William R. McDermott for aggregate consideration of $100,000. The issuances of the securities described in this paragraph were exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) as transactions not involving any public offering.

On November 18, 2005, in connection with our initial public offering, 1,208,055 shares of a former class of our Class B Convertible Common Stock held by Rosewood Capital IV, LP and Rosewood Capital IV, which we refer to as Convertible Common Stock held by Rosewood, were converted into an aggregate of 3,624,165 shares of our Class A Common Stock. No consideration was received by us in connection with the conversion of the Convertible Common Stock held by Rosewood. This issuance of Class A Common Stock upon conversion of the Convertible Common Stock held by Rosewood was exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange by an issuer with an existing security holder exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

On November 18, 2005, in connection with our initial public offering and in exchange for 16,200,000 shares of our Class A Common Stock, we issued an aggregate of 16,200,000 shares of Class B Convertible Common Stock to Kevin A. Plank and two Kevin A. Plank related entities. No consideration was received by us in connection with the exchange of Class A Common Stock for Class B Convertible Common Stock. Shares of Class B Convertible Common Stock automatically convert into shares of Class A Common Stock, on a one-for-one basis, upon transfer to a holder other than Kevin A. Plank or a Kevin A. Plank related entity. In addition, all shares of Class B Convertible Common Stock will convert into Class A Common Stock on a one-for-one basis on the date upon which the number of shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Kevin A. Plank and Kevin A. Plank related entities, in the aggregate, represents less than 15% of the total number of shares of Class A and Class B Convertible Common Stock outstanding. The issuance of the Class B Convertible Common Stock described in this paragraph was exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) of the Securities Act of 1933 as an exchange by an issuer with an existing security holder exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Issuer Purchases of Securities

In November 2005, in connection with our initial public offering, we redeemed all 1,200,000 outstanding shares of our Series A Preferred Stock for an aggregate redemption price of $12.0 million.

Initial Public Offering and Use of Proceeds

On November 18, 2005, a registration statement (Registration No. 333-127856) relating to our initial public offering of our Class A Common Stock was declared effective by the SEC. Under this registration statement, 9,500,000 shares were sold by us, 2,624,000 were sold by selling stockholders and 1,818,600 shares, representing the amount of shares covered by the over-allotment option, were sold by the selling stockholders identified in the registration statement. All Class A Common Stock registered under the registration statement was sold at a price to the public of $13.00 per share. The offering closed on November 23, 2005. The managing underwriters were Goldman, Sachs & Co., CIBC World Markets Corp., Wachovia Capital Markets, LLC, Piper Jaffray & Co. and Thomas Weisel Partners LLC.

The offering terminated after the sale of all of the shares registered on the registration statement. The gross proceeds from the shares of Class A Common Stock sold by us were $123.5 million. The net proceeds to us from the offering were approximately $112.7 million, after deducting an aggregate of $8.6 million in underwriting discounts and commissions paid to the underwriters and $2.2 million in other expenses incurred in connection with the offering. We used $49.2 million of these proceeds to:

•	redeem all outstanding shares of our Series A Preferred Stock for an aggregate redemption price of $12.0 million; and

•	repay approximately $25.0 million of term debt and $12.2 million outstanding under our revolving credit facility.

We intend to use the remaining proceeds, or $63.5 million, for general corporate purposes including capital investments and working capital.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
Statements of Income data:
Net revenues	$281,053	$205,181	$115,419	$49,550	$19,732
Cost of goods sold	145,203	109,748	64,757	26,329	9,348

Gross profit	135,850	95,433	50,662	23,221	10,384
Selling, general and administrative expenses	99,961	70,053	40,709	18,908	7,035

Income from operations	35,889	25,380	9,953	4,313	3,349
Interest expense, net	2,915	1,284	2,214	894	305

Income before income taxes	32,974	24,096	7,739	3,419	3,044
Provision for income taxes(1)	13,255	7,774	1,991	653	36

Net income	19,719	16,322	5,748	2,766	3,008
Accretion of and cumulative preferred dividends on Series A preferred stock	5,307	1,994	475	—	—

Net income available to common stockholders	$14,412	$14,328	$5,273	$2,766	$3,008

Net income per share:
Basic	$0.39	$0.41	$0.16	$0.09	$0.13
Diluted	$0.36	$0.39	$0.15	$0.08	$0.12
Weighted average common shares outstanding:
Basic	37,199	35,124	32,106	31,200	23,160
Diluted	39,686	36,774	34,146	32,967	24,483
Dividends declared	$—	$5,000	$3,640	$2,826	$872

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash & cash equivalents	$62,977	$1,085	$667	$794	$297
Working capital(2)	134,118	16,690	13,822	5,296	4,981
Inventories	53,607	48,055	21,849	13,905	4,419
Total assets	203,687	110,977	54,725	29,524	9,539
Total debt and capital lease obligations, including current maturities	8,391	45,133	22,018	16,976	4,388
Mandatorily redeemable preferred stock	—	6,692	4,698	—	—
Total stockholders’ equity	$150,830	$21,237	$11,865	$2,827	$2,822

(1)	Effective January 1, 2002, we elected to be taxed as a “C” corporation for federal income tax purposes. Prior to this election, we were not subject to federal income taxation at the corporation level.
(2)	Working capital is defined as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We are a leading developer, marketer and distributor of branded performance products for men, women and youth. Since our founding in 1995, we have grown and reinforced our brand name and image through sales to athletes and teams at the collegiate and professional level, as well as sales to consumers with active lifestyles. We believe that Under Armour is a widely recognized athletic brand known for its performance and authenticity and is uniquely positioned as a performance alternative to cotton and non-performance apparel and footwear.

Our net revenues have grown to $281.1 million in 2005 from $19.7 million in 2001. We believe that our growth in net revenues growth has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s core product line as well as consumer acceptance of our new products. Our new products for 2005 included our Metal series, Fleece program, the Duplicity sports bra and our Tech-T line.

We plan to increase our domestic net revenues by building upon our relationships with existing customers and expanding our product offerings in new and existing retail stores. By the end of 2005, our products were offered in over 7,000 retail stores in North America, up from approximately 500 retail stores in 2000. In addition, we plan to expand our product offerings to include additional men’s and women’s performance products as well as expanding further into off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. We expect our new product offerings in 2006 to include football and baseball cleats.

We believe that our products will appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold through a licensee in the Japanese market place. We began selling our products in Canada during 2003 and in the United Kingdom through independent sales agents in 2005. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and expanding our Canadian and European distribution.

Our license revenues have grown to $9.8 million in 2005 from $84,000 in 2002. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

We believe there is an increasing recognition in the United States of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a shift in consumer demand from basic cotton products to performance products such as those we offer, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets around the world, thereby increasing our opportunities to introduce our performance products to new consumer bases.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to manage our rapid growth effectively. In addition, we may not consistently be able to anticipate consumer preferences and develop new products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive. Our profitability may decline if we experience increasing pressure on margins, if we lose one or more of our key customers or if our competitors establish the brand loyalty of our current or potential consumers. While we seek to diversify the risk of interruptions in the supply of raw materials for our products and have what we believe is a diverse manufacturing base around the world, we may still be susceptible to general economic changes such as increases in the costs of raw materials, including petroleum, which is a significant component of many of our products, or other disruptions in the economy or in international trade. For a more complete discussion of the risks facing our business, see “Risk Factors.”

Internal Controls

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls over financial reporting, which included the hiring of a Director of Internal Audit and the formation of an Internal Audit Department, along with the initiation of a Company-wide internal controls improvement project. The focus of the improvement project, and the steering committee founded to oversee the project, has been to design, implement and maintain a system of internal controls sufficient to satisfy our reporting obligations as a public company. Throughout 2005, we continued to document significant processes and identify areas requiring some improvement, and we are in the process of designing enhanced processes and controls to address these concerns identified. We plan to continue these initiatives as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), for the year ending December 31, 2006. We have recently contracted with one of the four largest public accounting firms, other than our independent registered public accounting firm, to assist us with these efforts. We feel this added expertise and experience will augment our internal resources.

We believe adequate resources and expertise, both internal and external, have been put in place to meet the Section 404 requirements. We intend to work closely with our independent registered public accounting firm during this process. Though we have taken efforts to become SOX compliant by the end of 2006, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent auditors, that the operating effectiveness and design of our internal controls are adequate.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our four primary product categories, including mens, womens, youth and accessories. For further detail, see “Results of Operations.”

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, write downs for inventory obsolescence and since June 2004 overhead costs associated with our quick turn, Special Make-Up Shop. No cost of goods sold is associated with license revenues. We do not include our distribution facility costs in the calculation of the cost of goods sold, but rather include these costs as a component of our selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include distribution facility costs in the calculation of their cost of goods sold. We believe, however, that our distribution facility costs have not been of a sufficient magnitude to materially affect our gross margin for purposes of comparison.

Our selling, general and administrative expenses consist of marketing costs, selling costs, payroll and related costs (excluding those specifically related to marketing and selling) and other corporate costs. Our marketing costs are an important driver of our growth and throughout the year we manage our marketing costs to be within a certain percentage of net revenues. Marketing costs include payroll costs specific to marketing, commercials, print ads, league and player sponsorships and depreciation expense specific to our in-store fixture program. Selling costs consist primarily of payroll costs specific to selling and commissions paid to third parties. Other corporate costs consist primarily of distribution and corporate facility costs and other Company-wide administrative expenses. Due to our significant growth year over year, our selling general and administrative expenses have increased proportionately to support our growth and new sales initiatives. A majority of any leverage experienced in selling, general and administrative expenses is expected to be reinvested into the Company.

Since becoming a “C” corporation effective January 2002, we have benefited from certain state tax credits, which reduced the state portion of our provision for income taxes. For 2005, we have fully earned all existing available state income tax credits and therefore we expect our 2006 effective tax rate to approximate 41.5%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Year Ended December 31,
(In thousands)	2005	2004	2003
Net revenues	$281,053	$205,181	$115,419
Cost of goods sold	145,203	109,748	64,757

Gross profit	135,850	95,433	50,662
Selling, general and administrative expenses	99,961	70,053	40,709

Income from operations	35,889	25,380	9,953
Interest expense, net	2,915	1,284	2,214

Income before income taxes	32,974	24,096	7,739
Provision for income taxes	13,255	7,774	1,991

Net income	$19,719	$16,322	$5,748

	Year Ended December 31,
(As a percentage of net revenues)	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.7%	53.5%	56.1%

Gross profit	48.3%	46.5%	43.9%
Selling, general and administrative expenses	35.6%	34.1%	35.3%

Income from operations	12.7%	12.4%	8.6%
Interest expense, net	1.0%	0.6%	1.9%

Income before income taxes	11.7%	11.8%	6.7%
Provision for income taxes	4.7%	3.8%	1.7%

Net income	7.0%	8.0%	5.0%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenues increased $75.9 million, or 37.0%, to $281.1 million in 2005 from $205.2 million in 2004. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Year Ended December 31,
(In thousands)	2005	2004	$ Change	% Change
Mens	$189,596	$151,962	$37,634	24.8%
Womens	53,500	28,659	24,841	86.7%
Youth	18,784	12,705	6,079	47.8%
Accessories	9,409	7,548	1,861	24.7%

Total net sales	271,289	200,874	70,415	35.1%
License revenues	9,764	4,307	5,457	126.7%

Total net revenues	$281,053	$205,181	$75,872	37.0%

Net sales increased $70.4 million, or 35.1%, to $271.3 million in 2005 from $200.9 million in 2004 as noted in the table above. The increases in the mens, womens and youth product categories noted above primarily reflect:

•	continued unit volume growth of our existing products sold to retail customers, while pricing of existing products remained relatively unchanged; and

•	new products introduced in 2005 accounted for $29.0 million of the increase in net sales which included the Metal series, Under Armour Tech-T line and our performance hooded sweatshirt for mens, womens and youth, and our new women’s Duplicity sports bra.

License revenues increased $5.5 million to $9.8 million in 2005 from $4.3 million in 2004. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth and new product offerings.

Gross profit increased $40.5 million to $135.9 million in 2005 from $95.4 million in 2004. Gross profit as a percentage of net revenues, or gross margin, increased 180 basis points to 48.3% in 2005 from 46.5% in 2004. This net increase in gross margin was primarily driven by the following:

•	a 70 basis point increase due to the $5.5 million increase in license revenues;

•	a 240 basis point increase due to lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements;

•	a 50 basis point decrease driven by larger customer incentives, partially offset by more accurate demand forecasting and better inventory management; and

•	a 70 basis point decrease due to higher handling costs to make products to customer specifications for immediate display in their stores and higher overhead costs associated with our quick-turn, Special Make-Up Shop, which was instituted in June 2004.

Selling, general and administrative expenses increased $29.9 million, or 42.7%, to $100.0 million in 2005 from $70.1 million in 2004. As a percentage of net revenues, selling, general and administrative expenses increased to 35.6% in 2005 from 34.1% in 2004. This net increase was primarily driven by the following:

•	Marketing costs increased $8.7 million to $30.5 million in 2005 from $21.8 million in 2004. The increase in these costs was due to increased advertising costs from our women’s media campaign, marketing salaries, and depreciation expense related to our in-store fixture program. As a percentage of net revenues, marketing costs increased slightly to 10.9% in 2005 from 10.6% in 2004 due to the increased costs described above.

•	Selling costs increased $5.4 million to $17.1 million in 2005 from $11.7 million in 2004. This increase was due to increased headcount in our sales force and startup costs associated with our international growth initiatives. As a percentage of net revenues, selling costs increased to 6.1% in 2005 from 5.7% in 2004 due to the increased costs described above.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $8.6 million to $26.9 million in 2005, from $18.3 million in 2004. The increase during 2005 was due to the following initiatives: we began to build our team to design and source our footwear line, which we expect to offer for the fall 2006 season, we added personnel to our information technology team to support our Company-wide initiative to upgrade our information systems, we incurred equity compensation costs, we added personnel to operate our 3 new retail outlet stores, and we invested in the personnel needed to enhance our compliance function and operate as a public company. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) increased to 9.6% in 2005 from 8.9% in 2004 due to the items described above.

•	Other corporate costs increased $7.2 million to $25.5 million in 2005, from $18.3 million in 2004. This increase was attributable to higher costs in support of our footwear initiative, freight and duty related to increased Canada sales, expansion of our leased corporate office space and distribution facility, and necessary costs associated with being a public company. As a percentage of net revenues, other corporate costs were 9.1% in 2005, which is a slight increase from 8.9% in 2004 due to the items noted above.

Income from operations increased $10.5 million, or 41.4%, to $35.9 million in 2005 from $25.4 million in 2004. Income from operations as a percentage of net revenues increased to 12.7% in 2005 from 12.4% in 2004. This increase was a result of an increase in gross margin partially offset by an increase in selling, general and administrative expenses as a percentage of net revenues.

Interest expense, net increased $1.6 million to $2.9 million in 2005 from $1.3 million in 2004. This increase was primarily due to higher average borrowings and a higher effective interest rate under our revolving credit facility prior to being repaid in November 2005 with proceeds from the initial public offering.

Provision for income taxes increased $5.5 million to $13.3 million in 2005 from $7.8 million in 2004. For the year ended December 31, 2005 our effective tax rate was 40.2% compared to 32.3% in 2004. This increase was primarily due to an increase in our effective state tax rate, which reflected reduced state tax credits earned as a percentage of income before taxes.

Net income increased $3.4 million to $19.7 million in 2005 from $16.3 million in 2004, as a result of the factors described above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenues increased $89.8 million, or 77.8%, to $205.2 million in 2004 from $115.4 million in 2003. The increase was a result of increases in both our net sales and license revenues as noted in the product category table below.

	Year Ended December 31,
(In thousands)	2004	2003	$ Change	% Change
Mens	$151,962	$92,197	$59,765	64.8%
Womens	28,659	10,968	17,691	161.3%
Youth	12,705	8,518	4,187	49.2%
Accessories	7,548	2,072	5,476	264.3%

Total net sales	200,874	113,755	87,119	76.6%
License revenues	4,307	1,664	2,643	158.8%

Total net revenues	$205,181	$115,419	$89,762	77.8%

Net sales increased $87.1 million, or 76.6%, to $200.9 million in 2004 from $113.8 million in 2003 as noted in the table above. The increases in mens, womens and youth product categories noted above primarily reflect:

•	unit volume growth driven largely by increased sales to the military and law enforcement as well as increased sales in Canada, while the pricing of our existing products remained relatively unchanged; and

•	the introduction of new products, including men’s compression and running shorts, a line of men’s fleece, athletic gloves, a women’s sports bra and women’s seamless underwear. These new products collectively accounted for $17.1 million of the increase in net sales.

License revenues increased $2.6 million to $4.3 million in 2004 from $1.7 million in 2003. The increase in license revenues was primarily a result of increased sales by our domestic licensees.

Gross profit increased $44.7 million to $95.4 million in 2004 from $50.7 million in 2003. Gross profit as a percentage of net revenues, or gross margin, increased 260 basis points to 46.5% in 2004 from 43.9% in 2003. This net increase in gross margin was primarily driven by the following:

•	a 200 basis point increase due to more accurate demand forecasting and better inventory management;

•	a 100 basis point increase due to lower costs paid to our overseas manufacturers for our products as a result of volume discounts;

•	a 30 basis point increase related to the $2.6 million increase in license revenues; and

•	a 40 basis point decrease due to higher overhead costs associated with our quick-turn, Special Make-Up Shop.

Selling, general and administrative expenses increased $29.4 million, or 72.1%, to $70.1 million in 2004 from $40.7 million in 2003. As a percentage of net revenues, selling, general and administrative expenses decreased to 34.1% in 2004 from 35.3% in 2003. This net increase was primarily driven by the following:

•	Marketing costs increased $8.1 million to $21.8 million in 2004 from $13.7 million in 2003. The increase was attributable to higher headcount, along with increased depreciation expense related to our in-store fixture program. Marketing costs as a percentage of net revenues decreased to 10.6% of net revenues in 2004 from 11.9% in 2003 as we were able to leverage these costs with our growth in revenues.

•	Selling costs increased $5.1 million to $11.7 million in 2004 from $6.6 million in 2003. The increase in selling costs was attributable to increased headcount and sales commissions. As a percentage of net revenues, selling costs stayed consistent at 5.7% in 2004 and 2003.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $7.5 million to $18.3 million in 2004 from $10.8 million in 2003. The increase was attributable to an increase in headcount to support our growth. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 8.9% in 2004 from 9.4% in 2003 as we were able to experience leverage from our growth in net revenues during 2004.

•	Other corporate costs increased $8.7 million to $18.3 million in 2004 from $9.6 million in 2003. This increase was due to increased distribution and corporate facility costs to support our growth. Due to these increased costs, as a percentage of net revenues, other corporate costs increased to 8.9% in 2004 from 8.3% in 2003.

Income from operations increased $15.4 million, or 155.0%, to $25.4 million in 2004 from $10.0 million in 2003. Income from operations as a percentage of net revenues increased to 12.4% in 2004 from 8.6% in 2003. This increase was a result of the increase in gross margin and a decrease in selling, general and administrative expenses as a percentage of net revenues for the year as noted above.

Interest expense, net decreased $0.9 million to $1.3 million in 2004 from $2.2 million in 2003. The decrease in interest expense was primarily attributable to our redemption of high-interest bearing subordinated debt with proceeds received from the sale of equity in the third quarter of 2003.

Provision for income taxes increased $5.8 million to $7.8 million in 2004 from $2.0 million in 2003, resulting in an effective tax rate of 32.3% in 2004 compared to 25.7% in 2003. This increase was primarily due to an increase in our effective state tax rate, which reflected reduced state tax credits earned as a percentage of income before taxes.

Net income increased $10.6 million to $16.3 million in 2004 from $5.7 million in 2003, as a result of the factors above.

Seasonality

Historically, we have recognized over 75% of our income from operations in the third and fourth quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear line. Approximately 62% and 66% of our net revenues were generated during the last two quarters of 2005 and 2004, respectively. The level of our working capital reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Accordingly, we tend to have higher levels of receivables in the third and fourth quarters and higher levels of cash in-flows from these receivables in the first and fourth quarters. Nonetheless, we believe that our seasonality in recent years may have been somewhat overstated due to our significant growth in net revenues.

The following table sets forth certain unaudited financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended (unaudited)
(In thousands)	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
Net revenues	$39,267	$30,876	$65,393	$69,645	$58,187	$48,957	$86,606	$87,303
Gross profit	17,883	13,891	29,842	33,817	25,838	24,551	42,965	42,496
Operating income	4,541	828	10,343	9,668	4,897	3,645	14,483	12,864

(As a percentage of annual totals)
Net revenues	19.1%	15.0%	31.9%	33.9%	20.7%	17.4%	30.8%	31.1%
Gross profit	18.7%	14.6%	31.3%	35.4%	19.0%	18.1%	31.6%	31.3%
Operating income	17.9%	3.3%	40.7%	38.1%	13.6%	10.2%	40.4%	35.8%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital has historically been funded from available revolving credit facilities. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales during the fall selling season. Cash requirements for capital investments needed to grow our business have historically been funded through subordinated debt and capital lease obligations. Our capital investments have included expanding our in-store fixture program, improvements to our distribution and corporate facilities to support our growth, and more recently, the investment in a Company-wide initiative to upgrade our information systems.

Cash and cash equivalents increased to $63.0 million at December 31, 2005 compared to $1.1 million at December 31, 2004 and our working capital increased to $134.1 million at December 31, 2005 compared to $16.7 million at December 31, 2004. This significant improvement in our financial position is the result of our initial public offering. In November 2005, we issued an additional 9,500,000 shares of Class A Common Stock, which provided us with cash that we have placed in highly liquid investments with maturities of less than three months. In addition to the initial public offering, our financial position also improved due to better inventory management when compared to the increase in net revenues.

We believe that our cash flows from operations and borrowings available to us under our senior secured credit and subordinated debt facilities, together with the net proceeds from the initial public offering, will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the years ended:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net cash provided by (used in):
Operating activities	$15,795	$(8,851)	$(9,702)
Investing activities	(10,833)	(8,683)	(2,285)
Financing activities	56,989	18,004	11,860
Effect of exchange rates	(59)	(52)	—

Net increase (decrease) in cash and cash equivalents	$61,892	$418	$(127)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation, deferred income taxes, provision for doubtful accounts and other discounts and the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash provided by operating activities increased $24.6 million to $15.8 million in 2005 compared to cash used in operating activities of $8.9 million in 2004. The increase was due to an increase in net operating income and non-cash items of $3.4 million and $5.5 million, respectively, coupled with lower cash outflows from operating assets and liabilities of $15.7 million. Non-cash items increased primarily as a result of higher depreciation and amortization from the acquisition of additional assets and current period stock compensation. The net decrease in cash outflows from operating assets and liabilities was primarily the result of improved inventory management due to better forecasting of sales and delivery of inventory which reduced the build up of inventory levels year over year. Cash outflows from income taxes payable increased due to higher federal and state income tax payments during 2005 compared to tax payments made during 2004 and cash outflows from accrued expenses increased due to higher bonus payments during 2005 compared to 2004.

Net cash used in operating activities was $8.9 million and $9.7 million for the years ended December 31, 2004 and 2003, respectively. Net cash outflows primarily related to the buildup of inventories in anticipation of increased net sales in the spring and summer seasons, coupled with higher accounts receivable due to higher net sales as compared to prior years. These cash outflows were partially offset by higher net income; increases in depreciation and amortization from the acquisition of additional assets; higher levels of allowances for doubtful accounts and discounts from the increased levels of accounts receivable; and increases in accounts payable due to our suppliers from higher inventory levels.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $2.2 million to $10.8 million in 2005 from $8.7 million in 2004. This increase in cash used in investing activities represents the initial costs of our new enterprise resource system, or ERP, the continued investment in our in-store fixture program, enhancements to the distribution facility and the buildouts of three additional retail outlet stores. Cash used in investing activities for 2004 and 2003 were $8.7 million and $2.3 million, respectively. Capital expenditures over these two years were due to the expansion of our distribution center, the creation of the quick turn, Special Make-Up Shop, investing in our in-store fixture program, expansion of space related to our corporate headquarters, and the build-out of our first two retail outlet stores.

In June 2004, we moved our distribution facility to Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters. As a result of the improvements already made to the facility and the excess available space, we believe the building will be adequate to meet our needs for the next several years.

As noted above, we entered into an agreement to license a new ERP system to support our growth. We have also signed an agreement with a consulting firm as implementation partner of the ERP system. Implementation began in July 2005, and we expect to commence utilization of the system in 2006. Our total capital investment in connection with the implementation is expected to be approximately $10.5 million over a five-year period.

Total capital investments were $13.0 million, $13.9 million and $3.5 million in 2005, 2004 and 2003, respectively. Because we finance some capital investments through capital leases, total capital investments exceed capital expenditures as described above. Anticipated capital investments for 2006 are $15.0 - $16.0 million representing $8.0 million in our in-store fixture program, $4.0 million in a Company-wide initiative to upgrade our information systems, $1.5 million in improvements to our distribution facility, and investments in additional retail outlet stores and other general corporate needs.

Financing Activities

Cash provided by financing activities increased $39.0 million to $57.0 million in 2005 from $18.0 million in 2004. This increase was primarily the result of proceeds from our initial public offering in November 2005. Through this initial public offering, we issued an additional 9,500,000 shares of Class A Common Stock and received $112.7 million in proceeds net of $10.8 million in stock issue costs. Proceeds from our initial public offering were used to repay a $25.0 million term note, to repay the balance outstanding under the revolving credit facility of $12.2 million, and to redeem the Series A Preferred Stock for an aggregate of $12.0 million. In addition, cash inflows for the year were slightly offset by dividend payments made earlier in the year of $5.0 million.

In 2004, financing activities provided $18.0 million in cash primarily from borrowings under our prior revolving credit facility. In 2003, financing activities provided $11.9 million in cash primarily from the net proceeds from the sale of equity and borrowings under our prior revolving credit facility, partially offset by dividends paid.

Revolving Credit Facility Agreement

In September 2005, we entered into an amended and restated financing agreement with The CIT Group/Commercial Services, Inc (“CIT”), as agent for itself and other lenders, Wachovia Bank, National Association, as documentation agent, and Sun Trust Bank, as syndication agent. The agreement comprised both a $25.0 million term note and a $75.0 million revolving credit facility. With proceeds from our initial public offering, the term note of $25.0 million was repaid and terminated. The outstanding balance under the revolving credit facility, or $12.2 million, was also repaid.

We currently have available borrowings of up to $75.0 million through 2010 under the revolving credit facility based on our eligible inventory and accounts receivable balances. We have the option to increase the size of the revolving credit facility up to $100.0 million if certain conditions are satisfied including compliance with certain financial covenants. The revolving credit facility bears interest based on the monthly average daily balance outstanding at our option of either LIBOR plus an applicable margin (varying from 1.75% to 3.00%) or JP Morgan Chase Bank’s prime rate plus an applicable margin (varying from -0.75% to 0.50%). The applicable margin is calculated quarterly and varies based on certain of our financial ratios as defined in the agreement. The revolving credit facility also carries a line of credit fee for available but unused borrowings which can vary from 0.13% to 0.63% based on certain of our ratios as defined in the agreement.

This agreement contains a number of restrictions that limit our ability, among other things, to borrow money; pledge our accounts receivable, inventory, intellectual property and most of our other assets as security in our borrowings or transactions; pay dividends on stock; redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by us.

This agreement also provides the lenders with the ability to reduce the valuation of our inventory and receivables and thereby reduce our ability to borrow under the revolving credit facility even if we are in compliance with all conditions of the agreement. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability of $15.0 million. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our revolving credit facility could result in a default under the facility. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our revolving credit facility bears interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow, which could cause the price of our Class A Common Stock to decline. We were in compliance with these covenants as of December 31, 2005.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with Sun Trust Bank to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through December 31, 2005, we have financed $5.8 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average rate of 5.9%. At December 31, 2005, the outstanding principal balance was $4.7 million.

In December 2003, we entered into a master loan and security agreement with Wachovia Bank N.A. which is subordinate to the revolving credit facility. Under this agreement, we borrowed $1.3 million for the purchase of qualifying furniture and fixtures. This agreement bears interest at 7.0% annually, and principal and interest payments are due monthly through February 2006. At December 31, 2005, the outstanding principal balance was $96,000 which has been repaid in 2006.

We continually lease warehouse space, office facilities, space for our retail outlet stores and certain equipment under non cancelable operating and capital leases.

Contractual Commitments and Contingencies

We lease certain buildings and equipment under non-cancelable capital and operating leases. The leases expire at various dates through 2010, excluding extensions at our option, and contain various provisions for rental adjustments. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2005 are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Contractual obligations
Subordinated debt obligations (1)	$4,835	$1,967	$2,732	$136	$—
Capital lease obligations	3,556	1,841	1,258	457	—
Operating lease obligations	9,560	3,604	5,158	798	—
Sponsorships (2)	898	579	319	—	—

Total contractual obligations	$18,849	$7,991	$9,467	$1,391	$—

(1)	Excludes required interest payments.
(2)	We establish relationships with individual athletes and teams in order to promote our brand. Some of these agreements provide for additional incentives based on performance achievements while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to variables. The amounts listed above are the known amounts required to be paid under these contracts.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must be made about the disclosure of contingent liabilities as well. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

Revenue Recognition Net sales are recognized upon the transfer of title and risk of ownership to customers and are recorded net of discounts, customer-based incentives and returns. Transfer of title and risk of ownership are based upon shipment under free on-board (FOB) shipping-point contract terms for most goods. In some instances, transfer of title and risk of ownership takes place at the point of sale (e.g. at the Company’s retail outlet stores). Provisions for sales discounts earned and customer-based incentives are based on contractual obligations with customers. Returns are estimated at the time of sale based on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns, Allowances and Discounts We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by us. We record reductions to gross sales for customer-based incentives, which include volume-based discounts and cooperative advertising credits. We base our estimates for customer returns, allowances and discounts primarily on anticipated sales volume throughout the year. The actual amount of customer returns, allowances and discounts, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns, allowances or discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination.

Reserve for Uncollectible Accounts Receivable We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a charge to selling, general and administrative expense in the period in which we made such a determination. The risk associated with uncollectible accounts receivable is mitigated by our Credit Approved Receivables Agreement. Under this agreement, we have the ability to transfer credit risk for certain customers approved by the lender. Within these customers, we specifically identify individual invoices (“Approved Receivables”), up to a customer-specific maximum amount, for credit risk coverage. We incur a fee for the amount of Approved Receivables to be covered. Only upon the financial inability of a covered customer to pay such invoices, and subject to us maintaining certain collection and reporting procedures, will the credit risk associated with the Approved Receivables be transferred to the lender. Historically, we have not transferred such credit risk on any Approved Receivables. As such, no sales of receivables have ever been made to our lender under the Credit Approved Receivables Agreement.

Inventory Valuation and Reserves We value our inventory at standard costs which approximates the lower of cost or market, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold. If actual market conditions are more or less favorable than those projected by us, further adjustments may be required that would decrease or increase, as applicable, our cost of goods sold in the period in which they were recorded.

Long-Lived Assets The acquisition of long-lived assets, including furniture and fixtures, office equipment and software, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures, is recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using discounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Income Tax Provision We estimate what our effective tax rate will be for the full year and record a quarterly income tax provision in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual process periodically results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

Stock-Based Compensation We have not elected the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-based Compensation Transition and Disclosure, (“SFAS 148”), for stock-based compensation granted to employees and directors. We apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for stock-based compensation to employees and directors. In accordance with APB 25, we do not recognize compensation expense for grants of stock rights to employees with exercise prices equal to or greater than the fair market value of common stock at the date of the grant. Compensation expense associated with grants of stock rights with fair market value in excess of the exercise price is recognized in selling, general and administrative expenses ratably over the vesting period in accordance with Financial Interpretation Number (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). We recognized approximately $855,000 in compensation expense under APB 25 for the year ended December 31, 2005. We account for grants of stock rights to non-employees at fair value in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”). For the year ended December 31, 2005,we recognized consulting expense of approximately $322,000 related to grants of stock rights to non-employees. No compensation or consulting expense was recognized for grants of stock rights to non-employees or employees during the years ended December 31, 2004 or 2003.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. Statement of Financial Accounting Standard (“SFAS”) 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. We plan to adopt FSP SFAS 13-1 in the first quarter of 2006 and does not expect FSP SFAS 13-1 to have a material impact on our consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements that were purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We plan to adopt SFAS 154 in the first quarter of fiscal 2006.

In December 2004, the FASB issued SFAS 123-revised 2004, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of the award. SFAS 123R will be effective for our first quarter of 2006. We currently account for grants of stock rights in accordance with APB 25 and provide pro forma effects of SFAS 123 in accordance with SFAS 148. In March 2005, Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share based payment arrangements for public companies. We will apply the principles of SAB 107 in connection with the adoption of SFAS 123R. We are currently evaluating the effect of SFAS 123R and SAB 107 on our consolidated financial statements with the intent of implementing this standard in the first quarter of 2006.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin (“ARB”) No. 43(“ARB 43”), Inventory Pricing. SFAS 151 amends ARB 43 to clarify abnormal amounts of idle facility expenses, freight, handling costs and wasted materials should be recognized as current-period charges. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the adoption of this statement in the first quarter of 2006 will have a material effect on our consolidated financial statements.

Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange

We currently generate a small amount of our net revenues in Canada and the United Kingdom. The reporting currency for our consolidated financial statements is U.S. dollars. To date, net revenues generated outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. For example, if we recognize international sales in local foreign currencies (as we currently do in Canada), as the U.S. dollar strengthens it would have a negative impact on our international results upon translation of those results into U.S. dollars upon consolidation. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosure about Market Risk” under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on page 36 and Item 1A. “Risk Factors” on page 9 of this Form 10-K for information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Under Armour, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (A) (1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(1) presents fairly, in all material aspects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

March 10, 2006

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$62,977	$1,085
Accounts receivable, net of allowance for doubtful accounts of $521 and $933, respectively	53,132	38,506
Inventories	53,607	48,055
Prepaid expenses and other current assets	5,252	2,370
Deferred income taxes	6,822	6,447

Total current assets	181,790	96,463

Property and equipment, net	20,865	14,211
Other non-current assets	1,032	303

Total assets	$203,687	$110,977

Liabilities, Mandatorily Redeemable Securities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$38,748
Accounts payable	31,699	20,620
Accrued expenses	11,449	14,526
Income taxes payable	716	2,282
Current maturities of long term debt	1,967	650
Current maturities of capital lease obligations	1,841	2,947

Total current liabilities	47,672	79,773

Long term debt, net of current maturities	2,868	100
Capital lease obligations, net of current maturities	1,715	2,688
Deferred income taxes	330	289
Other long term liabilities	272	198

Total liabilities	52,857	83,048

Commitments and contingencies (see Note 7)
Mandatorily Redeemable Series A Preferred Stock, no shares authorized, issued and outstanding as of December 31, 2005; nonvoting, no par, 2,000,000 shares authorized and 1,200,000 shares outstanding as of December 31, 2004, liquidation preference of $13,524 as of December 31, 2004	—	6,692

Stockholders’ equity and comprehensive loss
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized, 31,223,351 shares issued and outstanding as of December 31, 2005; 56,375,835 shares authorized, 31,890,000 shares issued and outstanding as of December 31, 2004.	10	11
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized, 15,200,000 shares issued and outstanding as of December 31, 2005; no shares authorized, issued and outstanding as of December 31, 2004.	5	—
Convertible Common Stock held by the Rosewood entities, no shares authorized, issued, and outstanding as of December 31, 2005; $.001 par value; 1,208,055 shares authorized, issued and outstanding as of December 31, 2004.	—	1
Additional paid-in capital	124,803	7,733
Retained earnings	28,067	13,655
Unearned compensation	(1,889)	—
Notes receivable from stockholders	(163)	(118)
Accumulated other comprehensive loss	(3)	(45)

Total stockholders’ equity	150,830	21,237

Total liabilities, mandatorily redeemable securities and stockholders’ equity	$203,687	$110,977

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$281,053	$205,181	$115,419
Cost of goods sold	145,203	109,748	64,757

Gross profit	135,850	95,433	50,662
Operating expenses
Selling, general and administrative expenses	99,961	70,053	40,709

Income from operations	35,889	25,380	9,953

Other expenses
Interest expense, net	2,915	1,284	2,214

Income before income taxes	32,974	24,096	7,739
Provision for income taxes	13,255	7,774	1,991

Net income	19,719	16,322	5,748
Accretion of and cumulative preferred dividends on Series A Preferred Stock	5,307	1,994	475

Net income available to common stockholders	$14,412	$14,328	$5,273

Net income available per common share
Basic	$0.39	$0.41	$0.16
Diluted	$0.36	$0.39	$0.15
Weighted average common shares outstanding
Basic	37,199	35,124	32,106
Diluted	39,686	36,774	34,146

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Convertible Common Stock held by Rosewood entities		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Notes Receivable from Stockholders	Accum- ulated Other Compre- hensive Loss	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amou]nt
Balance as of December 31, 2002	31,200.0	$10	—	$—	—	$—	$246	$2,694	$—	$(123)	$—		$2,827
Issuance of Common Stock, net of issuance costs of $233	—	—	—	—	1,208.1	1	7,410	—	—	—	—		7,411
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	—	—	—	—	—	(475)	—	—	—		(475)
Dividends	—	—	—	—	—	—	—	(3,640)	—	—	—		(3,640)
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(6)	—		(6)
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,748	—	—	—	$5,748

Comprehensive income												5,748	5,748

Balance as of December 31, 2003	31,200.0	10	—	—	1,208.1	1	7,656	4,327	—	(129)	—		11,865
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	—	—	—	—	—	(1,994)	—	—	—		(1,994)
Dividends	—	—	—	—	—	—	—	(5,000)	—	—	—		(5,000)
Exercise of stock options	690.0	1	—	—	—	—	77	—	—	—	—		78
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(6)	—		(6)
Payment received on notes from stockholders	—	—	—	—	—	—	—	—	—	17	—		17
Comprehensive income:
Net income	—	—	—	—	—	—	—	16,322	—	—	—	16,322
Foreign currency translation adjustment, net of tax of $17	—	—	—	—	—	—	—	—	—	—	(45)	(45)

Comprehensive Income												16,277	16,277

Balance as of December 31, 2004	31,890.0	11	—	—	1,208.1	1	7,733	13,655	—	(118)	(45)		21,237
Issuance of Class A Common Stock, net of issuance costs of $10,824	9,500.0	3	—	—	—	—	112,673	—	—	—	—		112,676
Convertible Common Stock held by Rosewood entities converted to Class A Common Stock	3,624.3	1	—	—	(1,208.1)	(1)	—	—	—	—	—		—
Class A Common Stock converted to Class B Common Stock	(15,200.0)	(5)	15,200.0	5	—	—	—	—	—	—	—		—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	—	—	—	—	—	(5,307)	—	—	—		(5,307)
Exercise of stock options	1,138.8	—	—	—	—	—	754	—	—	(262)	—		492
Issuance of restricted Class A Common Stock	131.1	—	—	—	—	—	597	—	(99)	—	—		498
Restricted stock grants net of forfeitures	139.2	—	—	—	—	—	1,694	—	(1,694)	—	—		—
Stock options granted	—	—	—	—	—	—	1,273	—	(951)	—	—		322
Amortization of unearned compensation	—	—	—	—	—	—	—	—	855	—	—		855
Tax benefit related to stock transactions	—	—	—	—	—	—	79	—	—	—	—		79
Payments received on notes from stockholders	—	—	—	—	—	—	—	—	—	229	—		229
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(12)	—		(12)
Comprehensive income
Net income	—	—	—	—	—	—	—	19,719	—	—	—	19,719
Foreign currency translation adjustment, net of tax $2.	—	—	—	—	—	—	—	—	—	—	42	42

Comprehensive income												$19,761	19,761

Balance as of December 31, 2005	31,223.4	$10	15,200.0	$5	—	$—	$124,803	$28,067	$(1,889)	$(163)	$(3)		$150,830

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$19,719	$16,322	$5,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,546	3,174	1,171
Loss on disposal of fixed assets	58	591	8
Stock compensation expense	1,177	—	—
Deferred income taxes	(331)	(3,341)	(1,918)
Provision for doubtful accounts and other allowances	3,150	4,610	6,361
Changes in operating assets and liabilities:
Accounts receivable	(17,552)	(18,811)	(15,579)
Inventories	(5,669)	(27,195)	(10,679)
Prepaid expenses and other current assets	(2,723)	(615)	(1,111)
Other non-current assets	(157)	(69)	(310)
Accounts payable	11,074	9,747	3,358
Accrued expenses and other liabilities	1,990	5,504	2,691
Income taxes payable	(1,487)	1,232	558

Net cash provided by (used in) operating activities	15,795	(8,851)	(9,702)

Cash flows from investing activities
Purchase of property and equipment	(10,887)	(8,724)	(2,285)
Proceeds from sale of property and equipment	54	41	—

Net cash used in investing activities	(10,833)	(8,683)	(2,285)

Cash flows from financing activities
Proceeds from sale of Class A Common Stock	123,500	—	—
Proceeds from sale of Convertible Common Stock held by Rosewood and Series A Preferred Stock	—	—	12,000
Payments of stock issue costs	(10,824)	—	(366)
Redemption of Series A Preferred Stock	(12,000)	—	—
Payments on long-term debt	(26,711)	(524)	(6,011)
Net (payments) proceeds from revolving credit facility	(13,748)	19,457	8,250
Payments on capital lease obligations	(2,330)	(1,424)	(518)
Proceeds from long-term debt	3,944	450	2,145
Payments of common stock dividends	(5,000)	—	(3,640)
Payments of deferred financing costs	(1,061)	(50)	—
Proceeds from sale of restricted Class A Common Stock	498	—	—
Proceeds from exercise of stock options	492	78	—
Payments received on notes from stockholders	229	17	—

Net cash provided by financing activities	56,989	18,004	11,860

Effect of exchange rate changes on cash and cash equivalents	(59)	(52)	—
Net increase (decrease) in cash and cash equivalents	61,892	418	(127)
Cash and cash equivalents beginning of year	1,085	667	794

Cash and cash equivalents end of year	$62,977	$1,085	$667

Non-cash financing and investing activities
Transfer of revolving credit facility to term debt	$25,000	$—	$—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	5,307	1,994	475
Purchase of equipment through capital leases and subordinated debt	2,103	5,156	1,176
Exercise of stock options though issuance of notes receivable from stockholders	262	—	—
Interest earned on notes receivable from stockholders	12	6	6
Unpaid declared common stock dividends	—	5,000	—

Other supplemental information
Cash paid for income taxes	15,204	9,775	3,350
Cash paid for interest	2,866	1,281	2,365

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(amounts in thousands, except per share and share amounts)

1. Description of the Business

Under Armour, Inc. and Subsidiaries (the “Company”) is a developer, marketer and distributor of branded performance products for men, women and youth under the label Under Armour®. Sales are targeted to athletes and teams at the collegiate and professional level as well as consumers with active lifestyles primarily in North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash equivalents.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting good retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company is party to a Credit Approved Receivables Agreement. Under this agreement, the Company has the ability to transfer credit risk for certain customers approved by the lender. Within these customers, the Company specifically identifies individual invoices (“Approved Receivables”), up to a customer-specific maximum amount, for credit risk coverage. The Company incurs a fee for the amount of Approved Receivables to be covered. Only upon the financial inability of a covered customer to pay such invoices, and subject to the Company maintaining certain collection and reporting procedures, will the credit risk associated with the Approved Receivables be transferred to the lender. Historically, the Company has not transferred such credit risk on any Approved Receivables. As such, no sales of receivables have ever been made to its lender under the Credit Approved Receivables Agreement.

The Company depends on certain large sporting good retailers for a majority of its net sales, and the loss of, or a significant reduction in orders from any of these customers would likely significantly reduce revenues. Customers that accounted for more than 10% of net revenues and accounts receivable are as follows:

	Customer A	Customer B	Customer C

Net revenues
2005	19.6%	16.4%	5.0%
2004	13.3	12.8	10.4
2003	12.6	—	—
Accounts receivable
2005	28.7%	19.5%	2.2%
2004	15.5	14.7	16.4
2003	12.8	—	12.2

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts, discounts, and reserve for returns, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. The Company reviews the allowance for doubtful accounts monthly. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories consist of finished goods, raw materials and work-in-process, and are valued at standard costs which approximate the lower of cost or market, using the first-in, first-out (“FIFO”) method of cost determination. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including freight-in, duties and other costs. The Company does not include certain costs incurred to operate its distribution center in cost of goods sold. Historically, such costs have not had a material impact on inventories, cost of goods sold, or gross profit.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets: 3 to 7 years for furniture and fixtures, office equipment and software, and plant equipment and 5 years for automobiles. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel fixtures are capitalized, included in furniture and fixtures and depreciated over 3 years.

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using discounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Accrued Expenses

At December 31, 2005, accrued expenses included $7,840 of accrued bonuses. At December 31, 2004, accrued expenses included $5,560 and $5,000 of accrued bonuses and dividends, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of tax.

Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Capital accounts are translated at historical exchange rates. Unrealized translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses as realized gains and losses.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards, including the SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of ownership is based upon shipment under free on board (FOB) shipping-point for most goods. In some instances, transfer of title and risk of ownership takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of sales discounts and customer-based incentives and reserve for returns. Provisions for sales discounts and customer-based incentives are based on contractual obligations with customers. Returns are estimated at the time of sale based on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed the month the advertisement appears. In addition,

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions. Generally, sponsorship payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets. Advertising expense was $30,465, $21,753 and $13,728 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2004, prepaid advertising costs were $279. No amounts were prepaid as of December 31, 2005.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These revenues are recorded in net revenues. The costs associated with shipping goods to customers from our distribution center are recorded in selling, general and administrative expenses. For the years ended December 31, 2005, 2004 and 2003, these shipping costs were $3,590, $1,667 and $1,533, respectively.

Earnings per Share

Basic earnings per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-06: Participating Securities and the Two Class Method Under SFAS 128 (“EITF 03-06”), the Convertible Common Stock held by Rosewood entities has been included in the basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, as if the shares were converted into Class A Common Stock on a 3-for-1 basis. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Year Ended December 31,
Shares in thousands	2005	2004	2003
Numerator
Net income, as reported	$19,719	$16,322	$5,748
Accretion of and cumulative preferred dividends on Series A Preferred Stock	5,307	1,994	475

Net income available to common shareholders	$14,412	$14,328	$5,273

Denominator
Weighted average common shares outstanding	37,199	35,124	32,106
Effect of dilutive securities	2,487	1,650	2,040

Weighted average common shares and dilutive securities outstanding	39,686	36,774	34,146

Earnings per share—basic	$0.39	$0.41	$0.16
Earnings per share—diluted	$0.36	$0.39	$0.15

Stock-based Compensation

The Company accounts for grants of stock rights to non-employees at fair value in accordance with the provisions of SFAS No. 123 Accounting for Stock-based Compensation (“SFAS 123”) and EITF No. 96-18,

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”). For the year ended December 31, 2005, the Company recognized consulting expense of $322 related to grants of stock rights to non-employees. No consulting expense was recognized for grants of stock rights to non-employees during the years ended December 31, 2004 or 2003.

The Company accounts for grants of stock rights to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). Under the intrinsic value method, no compensation expense is recognized if the exercise price is equal to or greater than the market price of the underlying stock right on the date of grant. Compensation expense associated with grants of stock rights with fair market values in excess of the exercise price are recognized in selling, general and administrative expenses ratably over the vesting period in accordance with Financial Interpretation Number No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (“FIN 28”). In 2005, the Company granted stock options with exercise prices below fair market value on the date of grant and issued shares of restricted Class A Common Stock. For the year ended December 31 2005, the Company recorded unearned compensation of $2,645 and recognized compensation expense of $855 in accordance with FIN 28. No compensation expense was recognized related to grants of stock rights to employees during the years ended December 31, 2004 or 2003.

In accordance with SFAS 123 as amended by SFAS 148, Accounting for Stock-Based-Compensation Transition and Disclosure (“SFAS 148”), the Company has disclosed pro forma net income and net income per share information as if the Company accounted for grants of stock rights to employees and directors using the fair value method.

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$19,719	$16,322	$5,748
Accretion of and cumulative preferred dividends on Series A Preferred Stock	5,307	1,994	475

Net income available to common stockholders	14,412	14,328	5,273
Add: amortization of unearned compensation, net of tax	512	—	—
Deduct: stock-based compensation expense determined under fair value based methods for stock options, net of taxes	(610)	(154)	(121)

Pro forma net income	$14,314	$14,174	$5,152

Earnings per share—basic, pro forma	$0.39	$0.40	$0.16
Earnings per share—diluted, pro forma	$0.36	$0.39	$0.15
Earnings per share—basic, as reported	$0.39	$0.41	$0.16
Earnings per share—diluted, as reported	$0.36	$0.39	$0.15

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

The weighted average fair value of an option granted for the years ended December 31, 2005, 2004, and 2003 was $1.57, $0.32 and $0.89, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.86% - 4.39%	3.29% - 3.52%	2.77% - 3.19%
Expected life	5 years	5 years	5 years
Expected volatility	0% - 48.1%	0%	0%
Expected dividend yield	0%	0%	0%

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates including estimates relating to assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short term maturity of those instruments. The fair value of the long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

Guarantees and Indemnifications

In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance under the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct, or acts in bad faith. The Company was not aware of any liability under such service agreements for the years ended December 31, 2005 and 2004.

Recently Issued Accounting Standards

In October 2005, the Federal Accounting Standards Board (“FASB”) issued SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and included in income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005; early adoption is permitted. The Company plans to adopt FSP SFAS 13-1 in the first quarter of 2006 and does not expect FSP SFAS 13-1 to have a material impact on the consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements that were purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in the first quarter of fiscal 2006.

In December 2004, the FASB issued SFAS 123-revised 2004, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R will be effective for the Company’s first quarter of 2006. The Company currently accounts for grants of stock rights in accordance with APB 25 and provides pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in Note 2 above. In March 2005, Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) was issued to provide guidance from the Securities and Exchange Commission to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share based payment arrangements for public companies. The Company will apply the principles of SAB 107 in connection with the adoption of SFAS 123R. The Company is currently evaluating the effect of SFAS 123R and SAB 107 on its consolidated financial statements with the intent of implementing this standard in the first quarter of 2006.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expenses, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for fiscal years beginning after June 15, 2005. While the Company does not believe the adoption of this statement will have a material effect on the Company’s consolidated financial statements, it plans to implement SFAS 151 during the first quarter of 2006.

Reclassifications

Certain balances in 2004 and 2003 have been reclassified to conform to the current year presentation.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

3. Inventories

Inventories consisted of the following:

	December 31,
	2005	2004
Finished goods	$57,518	$50,802
Raw materials	881	1,824
Work-in-process	95	399

Total inventory	58,494	53,025
Inventory reserve	(4,887)	(4,970)

Total inventory	$53,607	$48,055

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2004
Furniture and fixtures	$12,262	$7,017
Office equipment and software	5,290	3,447
Plant equipment	4,582	2,834
Leasehold improvements	4,058	3,151
Construction in progress	4,917	1,825
Other	24	52

	31,133	18,326
Accumulated depreciation and amortization	(10,268)	(4,115)

Property and equipment, net	$20,865	$14,211

Construction in progress primarily includes software costs relative to systems not yet placed in use and in-store fixtures not yet placed in service.

Depreciation and amortization expense related to property and equipment was $6,224, $3,165 and $1,024 for the years ended December 31, 2005, 2004 and 2003, respectively.

5. Revolving Credit Facility and Long Term Debt

In September 2005, the Company entered into an amended and restated financing agreement with a lending institution which terminates in 2010. Under this financing agreement, the Company is required to maintain prescribed levels of tangible net worth as defined in the agreement. This financing agreement is collateralized by substantially all of the assets of the Company. The Company paid and recorded $1,061 in deferred financing costs as part of the financing agreement which was comprised of both a $25,000 term note and a $75,000 revolving credit facility.

In November 2005, the Company repaid the $25,000 term note plus interest with proceeds from the initial public offering (see note 8). The term note portion of the financing agreement was then terminated and as such

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

the Company expensed $265 of deferred financing costs. With the termination of the term note, the Company’s trademarks and other intellectual property were released as a component of the collateral. The weighted average interest rate on the term note was 9.4%.

The Company has available borrowings under the revolving credit facility up to $75,000 based on the Company’s eligible inventory and accounts receivable balances. The revolving credit facility bears interest based on the monthly average daily balance outstanding at the Company’s choice of either LIBOR plus an applicable margin (varying from 1.75% to 3.00%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from -0.75% to 0.50%). The applicable margin is calculated quarterly and varies based on certain Company financial ratios as defined in the agreement. The revolving credit facility also carries a line of credit fee for available but unused borrowings which can vary from 0.13% to 0.63% also based on certain Company ratios as defined in the agreement. The Company has the option to increase the borrowings under the revolving credit facility up to $100,000 if certain conditions are satisfied including the compliance with certain financial covenants. With proceeds from the initial public offering in November 2005, the Company paid the balance outstanding under the revolving credit facility which was $12,200. As of December 31, 2005, the Company’s availability was $74,740 based on to the Company’s eligible inventory and accounts receivable balances. Any balance on the revolving credit facility must be repaid in full in 2010.

This agreement contains a number of restrictions that limit our ability, among other things, to borrow money; pledge our accounts receivable, inventory, intellectual property and most of our other assets as security in our borrowings or transactions; pay dividends on stock; redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by us.

This agreement also provides the lenders with the ability to reduce the valuation of our inventory and receivables and thereby reduce our ability to borrow under the revolving credit facility even if we are in compliance with all conditions of the agreement. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability of $15,000, which the Company is in compliance of as of December 31, 2005.

Prior to amending and restating the revolving credit facility in September 2005, the Company was party to a revolving credit facility that was to expire April 2007. From January 2004 through September 2005, this agreement was periodically amended to increase the available borrowings based on eligible inventory and accounts receivable not to exceed $60,000. Interest rates and covenants under these superseded revolving credit facilities were similar to the interest rates and covenants described above.

The weighted average interest rate on the revolving credit facilities for the years ended December 31, 2005, 2004 and 2003 was 5.5%, 4.0% and 3.8%, respectively.

In March 2005, the Company entered into a loan and security agreement to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through December 31, 2005, the Company has financed $5,796 of furniture and fixtures under this agreement. The weighted average interest rate on borrowings was 5.89% for the year ended December 31, 2005. At December 31, 2005, the outstanding principal balance was $4,739. Principal payments due for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 are $1,871, $1,959, $773, $95, and $41, respectively.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

In December 2003, the Company entered into a master loan and security agreement that is subordinate to the revolving credit facility. Under this agreement the Company borrowed $1,250 for the purchase of qualifying furniture and fixtures. This agreement bears interest at 6.97% annually, and principal and interest payments are due monthly through February 2006. At December 31, 2005, the outstanding principal balance was $96 which will be repaid in 2006. At December 31, 2004, the outstanding principal balance was $733.

In 2001 and again in 2003, the Company entered into subordinated debt agreements, each for $3,000 maturing June 2008 and April 2006, respectively. Interest accrued from 13.5% through 20.0% per year. In September 2003, the Company repaid all principal and interest due under both of these subordinated debt agreements with proceeds from the sale of Convertible Common Stock held by Rosewood entities and Series A Preferred Stock (see note 8).

Interest expense for all debt was $3,188, $1,290 and $2,220 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 and 2003, in connection with the repayment of debt, $265 and $99, respectively, in deferred financing costs were written off and included in interest expense. For the years ended December 31, 2005, 2004 and 2003 the Company amortized and included in interest expense $57, $48 and $15, respectively, of deferred financing costs.

6. Obligations under Capital and Operating Leases

The Company leases warehouse space, office facilities, space for our retail outlet stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2010, excluding extensions at our option, and certain various provisions for rental adjustments.

The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases as of December 31, 2005:

	Operating	Capital
2006	$3,604	$2,000
2007	3,021	885
2008	2,137	508
2009	666	378
2010	132	99

Total future minimum lease payments	$9,560	3,870

Less amount representing interest		(314)

Present value of future minimum capital lease payments		3,556
Less current maturities of obligations under capital leases		(1,841)

Long term lease obligations		$1,715

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $3,237, $1,881 and $898, respectively, under the operating lease agreements.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

The following summarizes the Company’s assets under capital lease agreements:

	December 31,
	2005	2004
Office equipment	$1,968	$2,542
Furniture and fixtures	2,106	2,411
Leasehold improvements	629	523
Plant equipment	1,949	1,792

	6,652	7,268
Accumulated depreciation	(2,653)	(1,925)

	$3,999	$5,343

For the years ended December 31, 2005, 2004 and 2003, $1,397, $1,195 and $630, respectively, of depreciation and amortization on assets under capital leases have been included in depreciation expense.

7. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Certain key executives are party to employment agreements with the Company that include severance benefits upon involuntary termination or change in ownership of the Company.

8. Stockholders’ Equity

In November 2005, the Company completed an initial public offering and issued an additional 9,500,000 shares of common stock. As part of the initial public offering, 1,208,055 outstanding shares of Convertible Common Stock held by Rosewood entities were converted to Class A Common Stock on a three-for-one basis. The Company received proceeds of $112,676 net of $10,824 in stock issue costs, which it used to repay the $25,000 term note, the balance outstanding under the revolving credit facility of $12,200, and the Series A Preferred Stock of $12,000.

As part of a recapitalization in connection with the initial public offering, the Company’s stockholders approved an amended and restated charter that provides for the issuance of up to 100,000,000 shares of common stock, par value $0.0003 1/3 per share, and permits amendments to the charter without stockholder approval to increase or decrease the aggregate number of shares of stock authorized, or the number of shares of stock of any class or series of stock authorized, and to classify or reclassify unissued shares of stock.

The amended and restated charter divides the Company’s common stock into two classes, Class A Common Stock and Class B Convertible Common Stock. Except as provided for in the future with respect to any other class or series of stock, the holders of our common stock possess exclusive voting power. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to stockholder vote. Class B Convertible Common Stock may only

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

be held by our Chief Executive Officer (CEO), or a related party of our CEO, as defined in the amended and restated charter. Shares not held by our CEO, or a related party of our CEO, as defined in the amended and restated charter, automatically converts into shares of Class A Common Stock on a one-to-one basis. Holders of our common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

The Company had previously amended its charter on September 30, 2003, to authorize a second class of common stock, or Convertible Common Stock held by Rosewood entities, and a Series A Preferred Stock. The amended charter authorized 1,208,055 shares of $.001 par value Convertible Common Stock held by Rosewood entities which the Company sold for $7,644 in cash proceeds before stock issue costs of $233. The Convertible Common Stock held by Rosewood entities had voting rights equal to the holders of the Class A Common Stock. The Convertible Common Stock held by Rosewood entities was convertible into Class A Common Stock at any time on a three-to-one basis (as amended for the May 2005 stock split as described below) and was mandatory convertible into Class A Common Stock on a three-to-one basis upon an initial public offering or upon a change in control as defined in the amended charter.

Board of Directors—In 2005, certain directors exercised their right as directors to purchase shares of restricted Class A Common Stock. The Company issued 131,070 shares of restricted Class A Common Stock which vests ratably over two years. In the event of forfeiture the Company has the option to repurchase these restricted shares of Class A Common Stock at the original purchase price. This repurchase feature terminates at the end of the vesting period. The Company has recorded unearned compensation of $99 and recognized $37 in compensation expense for the year ended December 31, 2005,

Dividends—On December 31, 2004, cash dividends of $5,000 were declared, which approximated $0.14 per share on outstanding Class A Common Stock and $0.42 per share on outstanding Convertible Common Stock held by Rosewood entities. At December 31, 2004, these dividends were included in accrued expenses and were subsequently paid in January 2005. On September 29, 2003, $3,640 in dividends were declared which approximated $0.12 per share on the common stock outstanding on that date. These dividends were paid on December 31, 2003.

Stock Split—In March 2005, a 3-for-1 stock split was approved for all authorized, issued, and outstanding shares of Class A Common Stock, with an effective date of May 3, 2005. All Class A Common Stock shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to properly reflect the May 3, 2005 stock split.

Stockholders’ Agreements—In connection with the sale of the Convertible Common Stock held by Rosewood entities and the Series A Preferred Stock in September 2003, the Company, each holder of the Class A Common Stock, and the holders of the Convertible Common Stock held by Rosewood entities, entered into a stockholders’ agreement. The stockholders’ agreement, among other things, prescribed certain limitations on the transfer of stock, granted the Company and the holders of the Convertible Common Stock held by Rosewood entities rights of first refusal and co-sale rights with respect to sales of stock, and provided for voting rights with respect to the elections of Board of Directors under certain circumstances. The stockholders’ agreements terminated upon the initial public offering.

On September 30, 2003, the Company and certain key Class A Common Stock stockholders entered into buy-sell agreements that required the Company to repurchase the Class A Common Stock upon the death of the stockholders. The Company was required to maintain insurance policies to redeem at least a portion of the Class A Common Stock outstanding. The Company determined that equity classification, as opposed to liability

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

classification was appropriate for all shares subject to the buy-sell agreements. The Agreements were not freestanding agreements and the current termination clauses (i.e., change in control and initial public offering effectiveness) were substantive enough to render the death redemption feature of the agreements, which was generally thought to be a certain event, to be an uncertain event since the contingent events were being considered at the time the agreements were signed. The Company also determined that permanent equity classification, as opposed to mezzanine presentation was appropriate, in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, since the shares subject to the repurchase feature were funded through insurance agreements maintained by the Company. The buy-sell agreements and insurance policies were terminated upon the initial public offering.

Notes Receivable from Stockholder—In 2005 and in 2000, the Company made loans to select employees to enable these employees to exercise vested stock options. These notes receivable are presented within the balance sheet as a component of stockholders’ equity. These notes receivable are collateralized by the Class A Common Stock and are full recourse to the Company. The 2005 notes receivable accrue interest at 7.7% and have a five year term at which time both principal and interest are due. The 2000 notes receivable, which accrued interest at 5.5%, were repaid including interest in 2005 as part of the initial public offering.

9. Mandatorily Redeemable Series A Preferred Stock

On September 30, 2003, the Company issued 1,200,000 shares of Series A Preferred Stock for $4,356 in cash proceeds net of $133 in stock issuance costs. Holders of the Series A Preferred Stock had limited voting rights and certain protective rights regarding major business decisions of the Company and the payment of dividends to common stockholders. Holders of the Series A Preferred Stock did have the ability to appoint one member to the Company’s Board of Directors.

The holders of the Series A Preferred Stock were entitled to receive cumulative preferential dividends at 8% of the stated redemption value of $10 per share compounded annually if declared by the Board of Directors. The Series A Preferred Stock was redeemable at the option of the holders in September 2008 at a redemption price of $10 per share, plus 125% of accrued but unpaid dividends plus 25% of any previously declared dividends that were not paid within 120 days after the respective year end (the “Redemption Price”). The Series A Preferred Stock also carried a liquidation preference equal to its stated Redemption Price and could be redeemed by the Company at any time at the then stated Redemption Price. The amount of the Redemption Price, including issuance costs, was being accreted to the value of the Series A Preferred Stock each year. For the years ending December 31, 2005, 2004 and 2003, $5,307, $1,994 and $475, respectively, had been accreted to the Redemption price of the Series A Preferred Stock during the period.

As required, the Series A Preferred Stock was redeemed at the $10 stated value per share, or $12,000, upon the initial public offering.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

10. Provision for Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$12,009	$10,485	$3,724
State	1,509	630	185
Other foreign countries	68	—	—

	13,586	11,115	3,909

Deferred
Federal	(573)	(2,378)	(633)
State	242	(963)	(1,285)
Other foreign countries	—	—	—

	(331)	(3,341)	(1,918)

Provision for income taxes	$13,255	$7,774	$1,991

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	3.7	(3.2)	(9.0)
Other	1.5	0.5	(0.3)

Effective income tax rate	40.2%	32.3%	25.7%

Historically, the Company has benefited from certain state tax credits which reduced the state portion of our provision for income taxes in 2005, 2004 and 2003. During 2005, the Company fully earned all existing available state tax credits and therefore the Company’s 2005 effective state tax rate increased.

Deferred tax assets and liabilities consisted of the following:

	December 31,
	2005	2004
Deferred tax asset
State tax credits, net of federal tax impact	$1,554	$1,981
Tax basis inventory adjustment	1,818	1,413
Inventory obsolescence reserves	1,922	1,822
Allowance for doubtful accounts and discounts	1,524	1,782
Other	557	944

Total deferred tax assets	7,375	7,942

Deferred tax liability
Depreciation	(883)	(1,784)

Total deferred tax liabilities	(883)	(1,784)

Total deferred tax assets	$6,492	$6,158

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

As of December 31, 2005, the Company has available state tax credits of $2,391 that can be carried forward for thirteen to fourteen year periods.

11. Stock Compensation Plans

2005 Stock Compensation Plan

Approved in November 2005, the 2005 Stock Compensation Plan (the “2005 Plan”) provides for the issuance of 2,700,000 shares of stock rights to employees and non-employees. The 2005 Plan may be amended, suspended, or terminated, contingent on approval from our stockholders, as to any shares of stock as to which awards have not been made.

The stock rights available under the 2005 Plan include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock grants, dividend equivalent rights and performance and annual incentive awards. Generally, grants of these stock rights vest ratably over a two to five year period. The exercise period for all stock options generally may not exceed five years from the date of grant. The Company will generally receive a tax deduction for any ordinary income recognized by a participant in respect of an award under the 2005 Plan. In the case of incentive stock options that meet certain holding period requirements, the grantee will not recognize ordinary income; therefore, the Company will not receive a deduction.

The 2005 Plan terminates in 2015, ten years after initiation. The 2005 Plan supersedes the 2000 Stock Compensation Plan (the “2000 Plan”) and remaining shares available for issuance under the 2000 Plan were cancelled. As of December 31, 2005, 2,442,900 shares of stock rights are reserved and available to be granted under the 2005 Plan.

2000 Stock Compensation Plan

Approved in March 2000, the 2000 Stock Compensation Plan (the “2000 Plan”) provided for the issuance of shares of stock rights to employees and non-employees. The 2000 Plan could be modified or terminated at any time, contingent on approval from stockholders based on certain requirements, as to any shares of stock as to which awards have not been made. The 2000 Plan was terminated and superseded by the 2005 Plan upon the Company’s November 2005 initial public offering.

The stock rights available under the 2000 Plan previously included incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock awards. Generally, grants of these stock rights vested ratably over a two to five year period. The exercise period for all stock options generally did not exceed five years from the date of grant. The Company generally did not receive a tax deduction for any ordinary income recognized by a participant in respect of an award under the 2000 Plan. In the case of incentive stock options that meet certain holding period requirements, the grantee did not recognize ordinary income; therefore, the Company did not receive a deduction.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

As of December 31, 2005, there were no stock rights reserved or available to be granted under the 2000 Plan. A summary of the Company’s stock compensation plans as of December 31, 2005, 2004, and 2003, and changes during the years then ended is presented below:

	Year Ended December 31,
	2005		2004		2003
(Shares in thousands)	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price	Number of options	Weighted Average Exercise Price
Outstanding, Beginning of Year	3,528	$1.11	2,880	$0.40	2,670	$0.29
Granted, at fair market value	217	13.00	1,338	2.11	210	1.87
Granted, at below fair market value	1,099	2.65	—	—	—	—
Granted, at above fair market value	513	10.77	—	—	—	—
Exercised	(1,139)	0.66	(690)	0.11	—	—
Forfeited	(3)	2.65	—	—	—	—

Outstanding, End of Year	4,215	$3.42	3,528	$1.11	2,880	$0.40

Options exercisable at year end
2000 Plan	1,198	$0.72	1,689	$0.40	1,929	$0.25
2005 Plan	45	$13.00	—	$—	—	$—

Stock Options

In 2005, the Company granted 1,084,030 stock options to employees with exercise prices below fair market value with vesting periods generally one to four years. The Company has recorded unearned compensation of $951, net of forfeitures and recognized $375 in compensation expense for the year ended December 31, 2005, related to these grants. Additionally, the Company granted 110,000 stock options to non-employees, of which 15,000 had an exercise price below fair market value, all of which vested immediately. For the year ended December 31, 2005, the Company recorded $322 in consulting expense for these grants.

Restricted Stock

In 2005, the Company granted 140,100 restricted shares of Class A Common Stock to select employees and directors of which 900 shares were forfeited by year end. Some shares were immediately vested and the remaining shares vest ratably from two to five years. Based on the fair market value of Class A Common Stock on the date of these grants, the Company recorded unearned compensation of $1,694 and compensation expense of $443 for the year ended December 31, 2005.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

The following table summarizes information about stock options outstanding and exercisable for the year ended December 31, 2005:

(Shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Number of Underlying Shares	Weighted- Average Exercise Price Per Share

December 31, 2005
$0.17	727	$0.17	5.41	727	$0.17
$0.75 - $0.83	316	0.76	6.11	271	0.75
$1.77 - $2.65	2,442	2.34	4.92	185	2.04
$10.77 - $13.00	730	11.43	4.67	60	12.44

	4,215			1,243

12. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense for the years ended December 31, 2005, 2004 and 2003, of $382, $130 and $99, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

The Employee Stock Purchase Plan was approved in 2005 and allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the Employee Stock Purchase Plan. There are 1,000,000 shares reserved for future issuance under the Employee Stock Purchase Plan. Employees will be able to participate in the Employee Stock Purchase Plan beginning in 2006. In 2005, a Deferred Compensation Plan was approved. This plan allows a select group of management or highly compensated employees, as requested by the employee and approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for that specific year. The employee shall be vested in all amounts credited to his or her account, as of the date such amounts are credited to such employee’s account. At December 31, 2005, no amounts are included on the balance sheet relating to this plan.

13. Related Party Transactions

In 2005, the Company entered into an agreement to license a software system with a vendor whose CEO is a director of the Company. Through December 31, 2005 the Company has paid $1,383 in licensing fees, maintenance fees, and development costs. Amounts payable to this related party as of December 31, 2005 were less than $100.

One of our directors is a partner in a law firm utilized by the Company. In 2005, the Company paid approximately $330 to this law firm in connection with legal services performed.

14. Segment Data and Related Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. The Company operates exclusively in the consumer products industry in

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

which the Company develops, markets, and distributes apparel and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates with a single operating and reportable segment. Although the Company operates within one reportable segment, it has several different product categories within the segment, for which the revenues attributable to each product category are as follows:

	Year Ended December 31,
	2005	2004	2003
Mens	$189,596	$151,962	$92,197
Womens	53,500	28,659	10,968
Youth	18,784	12,705	8,518
Accessories	9,409	7,548	2,072

Total net sales	271,289	200,874	113,755
License revenues	9,764	4,307	1,664

Total net revenues	$281,053	$205,181	$115,419

The table below summarizes product revenues by geographic regions attributed by customer location:

	Year Ended December 31,
	2005	2004	2003
Revenues
United States	$266,048	$198,368	$112,052
Other foreign countries	15,005	6,813	3,367

Total net revenues	$281,053	$205,181	$115,419

For all periods presented, there were no intersegment sales or transfers. During the last three years, substantially all of the Company’s long-lived assets were located in the United States.

15. Unaudited Quarterly Financial Data

	Quarter Ended (unaudited)				Year Ended December 31,
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2005
Net revenues	$58,187	$48,957	$86,606	$87,303	$281,053
Gross profit	25,838	24,551	42,965	42,496	135,850
Operating income	4,897	3,645	14,483	12,864	35,889
Net income	2,509	1,830	8,386	6,994	19,719
Net income available to common stockholders	1,911	1,231	7,787	3,483	14,412
Earning per share—basic	$0.05	$0.03	$0.21	$0.08	$0.39
Earnings per share—diluted	$0.05	$0.03	$0.20	$0.08	$0.36

2004
Net revenues	$39,267	$30,876	$65,393	$69,645	$205,181
Gross profit	17,883	13,891	29,842	33,817	95,433
Operating income	4,541	828	10,343	9,668	25,380
Net income	2,956	418	6,788	6,160	16,322
Net income available to common stockholders	2,458	(81)	6,289	5,662	14,328
Earning per share—basic	$0.07	$—	$0.18	$0.16	$0.41
Earnings per share—diluted	$0.07	$—	$0.17	$0.15	$0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

ITEM 9A. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our most recent quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2006. The evidence of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2006. We believe adequate resources and expertise, both internal and external have been put in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting are adequate.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding directors is incorporated herein by reference from the 2006 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CERTAIN RELATIONS AND RELATED TRANSACTIONS,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Form 10-K.

Code of Ethics

We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of our ethics policy is available on our website: www.underarmour.com. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein from the 2006 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference herein from the 2006 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” See also Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference herein from the 2006 Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2006 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to the Form S-1 are to the Registrant’s Registration Statement on Form S-1 (File No. 333-127856), filed with the Securities and Exchange Commission (SEC) on August 25, 2005. References to Amendment No. 1 to Form S-1 are to Amendment No. 1 to the Form S-1 filed with the SEC on October 12, 2005. References to Amendment No. 2 to Form S-1 are to Amendment No. 2 to the Form S-1 filed with the SEC on November 4, 2005. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Form S-1 filed with the SEC on November 15, 2005.

Exhibit No.

3.01	Amended and Restated Articles of Incorporation.

3.02	Amended and Restated By-Laws.

10.01	Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan.*

10.02	Under Armour, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibits 10.02 and 10.02(a) of Amendment No. 1 to Form S-1).*

10.03	Executive Employment Agreement between the Company and Kevin A. Plank effective September 30, 2003 (incorporated by reference to Exhibit 10.03 of Amendment No. 1 to Form S-1).*

10.04	Executive Employment Agreement between the Company and J. Scott Plank effective September 30, 2003 (incorporated by reference to Exhibit 10.04 of Amendment No. 1 to Form S-1).*

10.05	Executive Employment Agreement between the Company and Ryan Wood effective September 30, 2003 (incorporated by reference to Exhibit 10.05 of Amendment No. 1 to Form S-1).*

10.06	Executive Employment Agreement between the Company and Scott Gilbertson effective February 21, 2005.*

10.07	Form of Non-Compete and Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.09 of Amendment No. 1 to Form S-1).*

10.08	Form of Business Protection Agreement for Executive Officers (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1).*

10.09	Amended and Restated Accounts Receivable Financing Agreement dated as of June 30, 2004 by and between the Company and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Form S-1).

10.10	Credit Approved Receivables Purchasing Agreement dated December 21, 2001, by and between the Company and The CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Form S-1), as amended by the First Amendment dated as of April 15, 2002 (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Form S-1) and the Second Amendment dated as of June 30, 2004 (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Form S-1).

10.11	Standard Industrial Lease between the Company and The Realty Associates Fund V, L.P. dated December 22, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to Form S-1).

Exhibit No.
10.12	Office lease by and between Hull Point LLC and the Company dated March 29, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated September 10, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to Form S-1), the Second Amendment dated March 6, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.18 of Amendment No. 3 to Form S-1), and the Third Amendment dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Form S-1).

10.13	Agreement of Sublease by and between Corporate Healthcare Financing, Inc. and the Company dated June 1, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1).

10.14	Second Amended and Restated Financing Agreement among CIT Group/Commercial Services, Inc., as Agent, Wachovia Bank, National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent and the Lenders that are party thereto and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to Form S-1).

10.15	Amended and Restated Security Agreement—Intellectual Property by and between CIT Group/Commercial Services, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to Form S-1).

10.16	Amended and Restated Credit Approved Receivables Purchasing Agreement by and between CIT Group/Commercial Services, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to Form S-1).

10.17	Pledge Agreement by and between CIT Group/Commercial Services, Inc., in its capacity as agent for the Lenders under the Second Amended and Restated Financing Agreement and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1).

10.18	Pledge Agreement by and between CIT Group/Commercial Services, Inc., in its capacity as agent for the Lenders under the Second Amended and Restated Financing Agreement and Under Armour Retail, Inc. dated September 30, 2005 (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1).

10.19	Under Armour, Inc. Deferred Compensation Plan For Key Employees*

10.20	Form of Change In Control Severance Agreement (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to Form S-1).*

10.21	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.28 of Amendment No. 2 to Form S-1).*

10.22	Registration Rights Agreement among the Company, Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P. and the other holders named therein dated September 30, 2003 (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to Form S-1).

10.23	Under Armour, Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 7, 2006).*

10.24	Form of Restricted Stock Grant Agreement under the 2000 Stock Option Plan.*

10.25	Form of Incentive Stock Option Grant Agreement under the 2000 Stock Option Plan.*

10.26	Form of Non-Qualified Stock Option Grant Agreement under the 2000 Stock Option Plan.*

10.27	Form of Board of Director Restricted Stock Grant Agreement under the 2000 Stock Option Plan.*

21.01	List of Subsidiaries

Exhibit No.
23.01	Consent of PricewaterhouseCoopers LLP

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President, Chief Executive Officer, and Chairman of the Board of Directors

Dated: March 15, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK Kevin A. Plank	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)

/s/ WAYNE A. MARINO Wayne A. Marino	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ BYRON K. ADAMS, JR. Byron K. Adams, Jr.	Director

/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp	Director

/s/ A.B. KRONGARD A.B. Krongard	Director

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director

/s/ HARVEY L. SANDERS Harvey L. Sanders	Director

/s/ THOMAS J. SIPPEL Thomas J. Sippel	Director

Dated: March 15, 2006

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Description—Inventory obsolescence reserve
For the year ended December 31, 2005
Inventory reserve	$4,970	$958	$(1,041)	$4,887
For the year ended December 31, 2004
Inventory reserve	$3,781	$1,189	$—	$4,970
For the year ended December 31, 2003
Inventory reserve	$1,046	$2,735	$—	$3,781

Description—Allowance for doubtful accounts
For the year ended December 31, 2005
Allowance for doubtful accounts	$933	$(136)	$(276)	$521
For the year ended December 31, 2004
Allowance for doubtful accounts	$527	$516	$(110)	$933
For the year ended December 31, 2003
Allowance for doubtful accounts	$181	$567	$(221)	$527

Description—Sales returns and allowances
For the year ended December 31, 2005
Estimated sales returns and allowances	$3,731	$6,748	$(7,125)	$3,354
For the year ended December 31, 2004
Estimated sales returns and allowances	$1,082	$8,964	$(6,315)	$3,731
For the year ended December 31, 2003
Estimated sales returns and allowances	$300	$3,460	$(2,678)	$1,082