Form 10-Q
period 2006-03-31
Under Armour, Inc.
filed 2006-05-10
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐                            Accelerated Filer  ☐                            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Class A Common Stock, $.0003 1/3 par value, 31,884,196 shares outstanding as of April 30, 2006 and Class B Convertible Common Stock, $.0003 1/3 par value, 15,200,000 shares outstanding as of April 30, 2006.

UNDER ARMOUR, INC.

MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$58,292	$62,977
Accounts receivable, net of allowance for doubtful accounts of $527 and $521 as of March 31, 2006 and December 31, 2005, respectively	63,217	53,132
Inventories	53,475	53,607
Prepaid expenses and other current assets	5,162	5,252
Deferred income taxes	6,334	6,822

Total current assets	186,480	181,790
Property and equipment, net	23,659	20,865
Deferred income taxes	99	—
Other non-current assets	993	1,032

Total assets	$211,231	$203,687

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,761	$31,699
Accrued expenses	12,291	11,449
Income taxes payable	4,753	716
Current maturities of long term debt	2,273	1,967
Current maturities of capital lease obligations	1,572	1,841

Total current liabilities	45,650	47,672
Long term debt, net of current maturities	3,180	2,868
Capital lease obligations, net of current maturities	1,425	1,715
Deferred income taxes	—	330
Other long term liabilities	276	272

Total liabilities	50,531	52,857

Commitments and contingencies (see Note 4)
Stockholders’ equity and comprehensive loss
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2006 and December 31, 2005, 31,840,616 shares issued and outstanding as of March 31, 2006; 31,223,351 shares issued and outstanding as of December 31, 2005.	11	10
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized and 15,200,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005.	5	5
Additional paid-in capital	125,539	124,803
Retained earnings	36,132	28,067
Unearned compensation	(816)	(1,889)
Notes receivable from stockholders	(166)	(163)
Accumulated other comprehensive loss	(5)	(3)

Total stockholders’ equity	160,700	150,830

Total liabilities and stockholders’ equity	$211,231	$203,687

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Net revenues	$87,696	$58,187
Cost of goods sold	43,384	32,349

Gross profit	44,312	25,838
Operating expenses
Selling, general and administrative expenses	30,132	20,941

Income from operations	14,180	4,897

Other income (expense)
Interest income (expense), net	498	(589)

Income before income taxes	14,678	4,308
Provision for income taxes	5,944	1,799

Net income	8,734	2,509
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	598

Net income available to common stockholders	$8,734	$1,911

Net income available per common share
Basic	$0.19	$0.05
Diluted	$0.18	$0.05
Weighted average common shares outstanding
Basic	46,486	35,525
Diluted	49,499	37,850

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$8,734	$2,509
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,838	1,223
Gain on disposal of fixed assets	—	(20)
Stock-based compensation	244	29
Deferred income taxes	59	(237)
Changes in reserves for doubtful accounts, returns and discounts	181	1,223
Changes in operating assets and liabilities:
Accounts receivable	(7,455)	4,261
Inventories	132	3,524
Prepaid expenses and other current assets	86	94
Other non-current assets	(5)	3
Accounts payable	(6,941)	(6,334)
Accrued expenses and other liabilities	(2,707)	(3,445)
Income taxes payable	4,037	(863)

Net cash (used in) provided by operating activities	(1,797)	1,967

Cash flows from investing activities
Purchase of property and equipment	(4,588)	(3,523)
Proceeds from sale of property and equipment	—	54

Net cash used in investing activities	(4,588)	(3,469)

Cash flows from financing activities
Proceeds from long-term debt	1,202	2,407
Payments on long-term debt	(584)	(158)
Payments on capital lease obligations	(559)	(575)
Net proceeds from revolving credit facility	—	4,243
Payments of common stock dividends	—	(5,000)
Excess tax benefits from stock-based compensation arrangements	950	—
Proceeds from exercise of stock options	681	45
Proceeds from sale of restricted Class A Common Stock	—	99
Payment received on notes from stockholders	—	3

Net cash provided by financing activities	1,690	1,064
Effect of exchange rate changes on cash and cash equivalents	10	32

Net decrease in cash and cash equivalents	(4,685)	(406)
Cash and cash equivalents
Beginning of period	62,977	1,085

End of period	$58,292	$679

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$734	$—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	598
Purchase of equipment through capital leases and subordinated debt	—	120
Interest earned on notes receivable from stockholders	3	2

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). All inter-company balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Interim Financial Data

The unaudited interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented, in accordance with the rules and regulation of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

The consolidated balance sheet as of December 31, 2005 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005 (the “2005 10-K”), which should be read in conjunction with these consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2006	21.6%	16.1%	3.3%
Three months ended March 31, 2005	14.0	15.4	10.4
Accounts receivable
As of March 31, 2006	26.5%	21.1%	2.2%
As of March 31, 2005	20.3	17.6	5.0

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts, certain discounts, and reserve for returns, and do not bear interest. Beginning in the first quarter of 2006, the majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as opposed to an offset to accounts receivable. These specific 2006 customer agreements stipulate settlements to be made through Company cash disbursements as opposed to the issuance of customer credit which had been the historical practice of the Company. Therefore, as of March 31, 2006, there were $2,817 in customer discounts recorded within accrued expenses and only $1,072 recorded as an offset to accounts receivable. As of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7,391 recorded as an offset to accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. The Company reviews the allowance for doubtful accounts monthly. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories consist of finished goods, raw materials and work-in-process, and are valued at standard costs which approximate the lower of cost or market, using the first-in, first-out (“FIFO”) method of cost determination. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including freight-in, duties and other costs. The Company does not include certain costs incurred to operate its distribution center in cost of goods sold. Historically, such costs would not have had a material impact on inventories, cost of goods sold, or gross profit.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods. The amount of such markdowns are equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Finished goods	$57,364	$57,518
Raw materials	904	881
Work-in-process	94	95

Total inventory	58,362	58,494
Inventory reserve	(4,887)	(4,887)

Total inventory	$53,475	$53,607

Income Taxes

The Company recorded $5,944 and $1,799 of income tax expense for the three months ended March 31, 2006 and March 31, 2005, respectively. The effective rates for income taxes were 40.5% and 41.8% for the three months ended March 31, 2006 and 2005, respectively. The Company’s 2006 effective tax rate is expected to approximate that of 2005.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

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

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (FOB) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of sales discounts and certain customer-based incentives along with the reserve for returns. Provisions for sales discounts and customer-based incentives are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Earnings per Share

Basic earnings per common share are computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income available to common stockholders for the period by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options and restricted stock. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-06: Participating Securities and the Two Class Method Under SFAS 128 , the Convertible Common Stock outstanding prior to our initial public offering has been included in the basic and diluted earnings per share for the three months ended March 31, 2005, as if the shares were converted into Class A Common Stock on a three for one basis. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Numerator
Net income, as reported	$8,734	$2,509
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	598

Net income available to common stockholders	$8,734	$1,911

Denominator
Weighted average common shares outstanding	46,486	35,525
Effect of dilutive securities	3,013	2,325

Weighted average common shares and dilutive securities outstanding	49,499	37,850

Earnings per share—basic	$0.19	$0.05
Earnings per share—diluted	$0.18	$0.05

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Stock-based Compensation

The Company has two equity incentive plans under which it has granted or may grant non-qualified stock options, incentive stock options and restricted stock and other equity awards, collectively “stock rights”. See Note 7 for further details on these plans.

The Company has historically accounted for grants of stock rights to non-employees at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Statement SFAS No. 123 Accounting for Stock-based Compensation (“SFAS 123”) and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

Prior to January 1, 2006, the Company accounted for grants of stock rights to employees and directors using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“ABP 25”), and related interpretations. Under the intrinsic value method, unearned compensation was recorded equal to the fair market value on the date of grant less any exercise price. Compensation expense was amortized over the vesting period in accordance with Financial Interpretation Number (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (“FIN 28”).

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R revises SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires that all stock rights granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The Company adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense for grants of stock rights to employees and directors on a prospective basis; therefore, prior period financial statements have not been restated. The compensation expense to be recognized includes the expense of stock rights granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $816 as of March 31, 2006 is fully amortized through 2010. For the three months ended March 31, 2006, the Company recognized $94 in amortization of unearned compensation in accordance with APB 25 and FIN 28.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value compensation expense under SFAS 123R. As permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB 107”), the expected term of options granted is calculated using an expected term equal to the time from grant to the midpoint between the vesting date and the contractual term, while considering the vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected option term. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized on a straight-line basis over the total vesting period, which is the implied requisite service period, net of forfeitures which are estimated at the date of grant based on historical rates. Under the provisions of SFAS 123R, as of March 31, 2006, the Company had $3,748 of

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

unrecognized compensation expense expected to be recognized over a weighted average period of 4.5 years. The Company recognized $150 in stock-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2006 in accordance with SFAS 123R.

Had the Company elected to account for stock rights to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the three months ended March 31, 2006 and 2005 would have been as set forth in the following table:

	Three Months Ended March 31,
	2006	2005
Net income, as reported	$8,734	$2,509
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	598

Net income available to common stockholders	8,734	1,911
Add: stock-based compensation expense included in reported net income, net of taxes	144	11
Deduct: stock-based compensation expense determined under fair value based methods for stock options, net of taxes	(177)	(16)

Pro forma net income	$8,701	$1,906

Earnings per share including SFAS 123 compensation expense
Basic, pro forma	$0.19	$0.05
Diluted, pro forma	$0.18	$0.05
Basic, as reported	$0.19	$0.05
Diluted, as reported	$0.18	$0.05

The weighted average fair value of an option granted during the three months ended March 31, 2006 and 2005 was $17.06 and $0.29, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.61% - 4.74%	4.29%
Average expected life in years	6.5	5
Expected volatility	44.6%	0%
Expected dividend yield	0%	0%

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates including estimates relating to assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Recently Issued Accounting Standards

In October 2005, the FASB issued SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the first quarter of 2006 had no effect on the Company’s consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements that were purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in the first quarter of 2006 had no effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123-revised 2004, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company on January 1, 2006. Prior to January 1, 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in “Stock Based Compensation” above. In March 2005, SAB 107 was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R, the Company recorded $150 in stock-based compensation expense during the three months ended March 31, 2006.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expenses, freight, handling costs and wasted

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of 2006 had no effect on the Company’s consolidated financial statements.

3. Revolving Credit Facility and Long Term Debt

In September 2005, the Company and a lending institution entered into an amended and restated financing agreement that terminates in 2010. Under this financing agreement, the Company is required to maintain certain financial covenants as defined in the agreement. This financing agreement is collateralized by substantially all of the assets of the Company. The Company paid and recorded $1,061 in deferred financing costs as part of the financing agreement which was comprised of a $25.0 million term note and a $75.0 million revolving credit facility.

In November 2005, the Company repaid the $25.0 million term note plus interest with proceeds from the initial public offering (see note 5). The term note portion of the financing agreement was then terminated and as such the Company expensed $265 of deferred financing costs during the fourth quarter of 2005. With the termination of the term note, the Company’s trademarks and other intellectual property were released as a component of the collateral.

The Company has available borrowings under the revolving credit facility up to $75.0 million based on the Company’s eligible inventory and accounts receivable balances. The Company has the option to increase the borrowings under the revolving credit facility up to $100.0 million if certain conditions are satisfied. With proceeds from the initial public offering in November 2005, the Company paid the $12.2 million balance outstanding under the revolving credit facility. As of March 31, 2006, the Company’s available borrowings under the revolving credit facility were $75.0 million based on the Company’s eligible inventory and accounts receivable balances. Any balance on the revolving credit facility must be repaid in full in 2010.

Prior to amending and restating the revolving credit facility in September 2005, the Company was party to a revolving credit facility that was to expire in April 2007. From January 2004 through September 2005, this agreement was periodically amended to increase the available borrowings based on eligible inventory and accounts receivable not to exceed $60.0 million. Interest rates and covenants under these superseded revolving credit facilities were similar to the interest rates and covenants described above.

In March 2005, the Company entered into a loan and security agreement with a lending institution to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through March 31, 2006, the Company has financed $7.0 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average annual rate of 6.1%. At March 31, 2006, the outstanding principal balance was $5.5 million.

In December 2003, the Company entered into a master loan and security agreement with a lending institution which was subordinate to the revolving credit facility. Under this agreement, the Company borrowed $1.3 million for the purchase of qualifying furniture and fixtures. The interest rate was 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during the three months ended March 31, 2006.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Interest expense for all debt which includes the amortization of deferred financing costs was $205 and $592 for the three months ended March 31, 2006 and 2005, respectively.

4. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

5. Stockholders’ Equity

In November 2005, the Company completed an initial public offering and issued an additional 9,500,000 shares of Class A Common Stock. As part of the initial public offering, 1,208,055 outstanding shares of Convertible Common Stock outstanding prior to our initial public offering were converted to Class A Common Stock on a three-for-one basis. The Company received proceeds of $112,676 net of $10,824 in stock issue costs, which it used to repay the $25,000 term note, the balance outstanding under the revolving credit facility of $12,200, and the Series A Preferred Stock of $12,000.

As part of a recapitalization in connection with the initial public offering, the Company’s stockholders approved an amended and restated charter that provides for the issuance of up to 100,000,000 shares of Class A Common Stock, par value $0.0003 1/3 per share, and permits amendments to the charter without stockholder approval to increase or decrease the aggregate number of shares of stock authorized, or the number of shares of stock of any class or series of stock authorized, and to classify or reclassify unissued shares of stock.

The amended and restated charter divides the Company’s common stock into two classes, Class A Common Stock and Class B Convertible Common Stock. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to stockholder vote. Class B Convertible Common Stock may only be held by our Chief Executive Officer (CEO), or a related party of our CEO, as defined in the amended and restated charter. Shares not held by our CEO, or a related party of our CEO, as defined in the amended and restated charter, automatically convert into shares of Class A Common Stock on a one-to-one basis. Holders of our common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

In March 2005, a three for one stock split was approved for all authorized, issued, and outstanding shares of Class A Common Stock, with an effective date of May 3, 2005. All Class A Common Stock shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to properly reflect the May 3, 2005 stock split.

6. Mandatorily Redeemable Series A Preferred Stock

On September 30, 2003, the Company issued 1,200,000 shares of Series A Preferred Stock for $4,356 in cash proceeds net of $133 in stock issuance costs. Holders of the Series A Preferred Stock had limited voting

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

rights and certain protective rights regarding major business decisions of the Company and the payment of dividends to common stockholders. Holders of the Series A Preferred Stock did have the ability to appoint one member to the Company’s Board of Directors.

The holders of the Series A Preferred Stock were entitled to receive cumulative preferential dividends at 8% of the stated redemption value of $10 per share compounded annually if declared by the Board of Directors. The Series A Preferred Stock was redeemable at the option of the holders in September 2008 at a redemption price of $10 per share, plus 125% of accrued but unpaid dividends plus 25% of any previously declared dividends that were not paid within 120 days after the respective year end (the “Redemption Price”). The Series A Preferred Stock also carried a liquidation preference equal to its stated Redemption Price and could be redeemed by the Company at any time at the then stated Redemption Price. The amount of the Redemption Price, including issuance costs, was being accreted to the value of the Series A Preferred Stock each year. For the three months ended March 31, 2005, $598 had been accreted to the Redemption Price of the Series A Preferred Stock during the period. As required, the Series A Preferred Stock was redeemed at the $10 stated value per share, or $12,000, upon the consummation of the Company’s initial public offering.

7. Stock Compensation Plans

2005 Stock Compensation Plan

The Company’s Board of Directors and stockholders approved the Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) in November 2005. The 2005 Plan provides for the issuance of stock options, restricted stock and other equity awards to officers, directors, key employees and other persons. The maximum number of shares available for issuance under the 2005 Plan is 2,700,000 shares.

Stock options and restricted stock awards under the 2005 Plan generally vest ratably over a two to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect of an award under the 2005 Plan.

The 2005 Plan terminates as of the Company’s 2009 annual meeting of stockholders unless it is approved by stockholders prior to such meeting. If the 2005 Plan is approved by stockholders during this time period, it terminates in 2015. As of March 31, 2006, 2,290,475 shares are available for future grants of awards under the 2005 Plan.

2000 Stock Compensation Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provided for the issuance of stock options, restricted stock and other equity awards to officers, directors, key employees and other persons. The 2000 Plan was terminated and superseded by the 2005 Plan upon the Company’s initial public offering in November 2005. No further awards may be granted under the 2000 Plan.

Stock options and restricted stock awards under the 2000 Plan generally vest ratably over a two to five year period. The exercise period for stock options generally does not exceed five years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect of an award under the 2000 Plan.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

A summary of the Company’s stock awards outstanding as of March 31, 2006, and changes during the three months then ended is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Shares	Weighted Average FMV
	Stock Options		Restricted Stock
Outstanding, Beginning of Period	4,215,124	$3.42	125,200	$7.79
Granted	120,825	35.47	31,600	37.32
Exercised	(612,334)	1.11	—	—
Forfeited	(330,400)	3.43	(2,000)	10.02

Outstanding, End of Period	3,393,215	$4.98	154,800	$13.79

Options exercisable at period-end	1,135,006	$1.82

In addition to the 154,800 restricted shares shown above as of March 31, 2006, there were an additional 131,070 restricted shares outstanding that were purchased by members of the Board of Directors. These restricted shares vest through September 2007.

The following table summarizes information about stock options outstanding and exercisable for the three months ended March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Total Intrinsic Value
$0.17	529,750	$0.17	5.25	$17,075,608	529,750	$0.17	$17,075,608
$0.75 - $0.83	135,000	0.77	6.06	4,270,042	90,000	0.75	2,848,292
$1.77 - $2.65	1,908,030	2.30	4.66	57,423,453	443,256	2.34	13,322,406
$10.77 - $13.00	700,010	11.46	3.55	14,657,306	72,000	12.16	1,457,010
$28.65 - $38.85	120,425	35.46	9.88	(367,937)	—	—	—

	3,393,215				1,135,006

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

8. Segment Data and Related Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes apparel and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within a single operating and reportable segment. Although the Company operates within one reportable segment, it has several product categories within the segment, for which the revenues attributable to each product category are as follows:

	Three Months Ended March 31,
	2006	2005
Mens	$52,509	$39,842
Womens	20,985	9,893
Youth	7,039	3,204
Accessories	4,797	3,821

Total net sales	85,330	56,760
License revenues	2,366	1,427

Total net revenues	$87,696	$58,187

The table below summarizes product revenues by geographic regions based on customer location:

	Three Months Ended March 31,
	2006	2005
Revenues
U.S. and Canada	$86,176	$56,580
Other foreign countries	1,520	1,607

Total net revenues	$87,696	$58,187

During the three months ended March 31, 2006 and 2005, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this report reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our 2005 Form 10-K under “Risk Factors” and in “ Qualitative and Quantitative Disclosures About Market Risk .” These factors include, without limitation:

•	our ability to manage our growth effectively;

•	our ability to maintain effective internal controls;

•	the availability, integration and effective operation of management information systems and other technology;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	our ability to accurately forecast consumer demand for our products;

•	reduced demand for sporting goods and apparel;

•	failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to attract and maintain the services of our senior management and key employees; and

•	changes in general economic or market conditions, including as a result of political or military unrest or terrorist attacks.

The forward-looking statements contained in this report reflect our views and assumptions only as of the date of this report. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We reported net revenue of $87.7 million for the first quarter of 2006 which represented a 50.7% increase from the first quarter of 2005. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increase in sales of our mens, womens and youth products.

We plan to continue to increase our net revenues by building upon our relationships with existing customers and expanding our product offerings in new and existing retail stores. By March 31, 2006, our products were offered in the United States, Canada and Japan, and in France, Germany and the United Kingdom, in over 8,700 retail stores, up from approximately 500 retail stores in 2000. New product offerings will include football cleats in 2006 and baseball cleats in 2007. In addition, we plan to expand our product offerings to include additional men’s and women’s performance products as well as expand further into off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. Although we are expanding into new product lines, the majority of our existing products continue to demonstrate sales growth.

To date, a large majority of our products have been sold in the United States. We believe that our products will appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold through a licensee in the Japanese market place. We began selling our products in Canada during 2003 and in the United Kingdom through independent sales agents in 2005. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and expanding our Canadian and European distribution. In order to support this initiative, during the first quarter of 2006 the Company opened a new European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

During the first quarter of 2006, we reported license revenues of $2.4 million which represented a 65.8% increase from the first quarter of 2005. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

Internal Controls

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls over financial reporting, which included the hiring of a Director of Internal Audit and the formation of an Internal Audit Department, along with the initiation of a Company-wide internal controls improvement project. The focus of the improvement project, and the steering committee founded to oversee the project, has been to design, implement and maintain a system of internal controls sufficient to satisfy our reporting obligations as a public company. Throughout 2005 and the first quarter of 2006, we continued to document significant processes and identify areas requiring improvement. We are in the process of designing enhanced processes and controls to address those areas. We plan to continue these initiatives as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), for the year ending December 31, 2006. During January 2006, we contracted with one of the major public accounting firms to assist us with these efforts. We believe this added expertise and experience will augment our internal resources.

We believe adequate resources and expertise, both internal and external, have been put in place to meet SOX Section 404 requirements. We intend to work closely with our independent registered public accounting firm during this process.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our four primary product categories, which are mens, womens, youth and accessories.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, write downs for inventory obsolescence and overhead costs associated with our quick turn, Special Make-Up Shop. No cost of goods sold is associated with license revenues. We do not include our distribution facility costs in the calculation of the cost of goods sold, but rather include these costs as a component of our selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include distribution facility costs in the calculation of their cost of goods sold. We believe, however, that our distribution facility costs have not been of a sufficient magnitude to materially affect our gross margin for purposes of comparison.

Our selling, general and administrative expenses consist of marketing costs, selling costs, payroll and related costs (excluding those specifically related to marketing and selling) and other corporate costs. Our marketing costs are an important driver of our growth and we strive to manage our marketing costs to be within 10-12% of net revenues on an annual basis. Marketing costs include payroll costs specific to marketing, commercials, print ads, league and player sponsorships and depreciation expense specific to our in-store fixture program. Selling costs consist primarily of payroll costs specific to selling and commissions paid to third parties. Other corporate costs consist primarily of distribution and corporate facility costs and other company-wide administrative expenses. Historically, our selling, general and administrative expenses have increased proportionately to support our growth and new sales initiatives. In time, as our net revenues continue to grow, we expect that our selling, general and administrative costs as a percentage of net revenues will eventually decrease due to our significant growth period-over-period.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three Months Ended March 31,
(In thousands)	2006	2005
Net revenues	$87,696	$58,187
Cost of goods sold	43,384	32,349

Gross profit	44,312	25,838
Selling, general and administrative expenses	30,132	20,941

Income from operations	14,180	4,897
Interest income (expense), net	498	(589)

Income before income taxes	14,678	4,308
Provision for income taxes	5,944	1,799

Net income	$8,734	$2,509

	Three Months Ended March 31,
(As a percentage of net revenues)	2006	2005
Net revenues	100.0%	100.0%
Cost of goods sold	49.5%	55.6%

Gross profit	50.5%	44.4%
Selling, general and administrative expenses	34.3%	36.0%

Income from operations	16.2%	8.4%
Interest income (expense), net	0.5%	(1.0%)

Income before income taxes	16.7%	7.4%
Provision for income taxes	6.7%	3.1%

Net income	10.0%	4.3%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net revenues increased $29.5 million, or 50.7%, to $87.7 million for the three months ended March 31, 2006 from $58.2 million for the same period in 2005. This increase was the result of increases in both our net sales and license revenues as reflected in the product category table below.

	Three Months Ended March 31,
(In thousands)	2006	2005	$ Change	% Change
Mens	$52,509	$39,842	$12,667	31.8%
Womens	20,985	9,893	11,092	112.1%
Youth	7,039	3,204	3,835	119.7%
Accessories	4,797	3,821	976	25.5%

Total net sales	85,330	56,760	28,570	50.3%
License revenues	2,366	1,427	939	65.8%

Total net revenues	$87,696	$58,187	$29,509	50.7%

Net sales increased $28.5 million, or 50.3%, to $85.3 million for the three months ended March 31, 2006 from $56.8 million during the same period in 2005 as noted in the table above. The increases in the mens, womens and youth product categories noted above primarily reflect:

•	continued unit volume growth of our existing products primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing products remained relatively unchanged;

•	increased womens and youth market penetration by leveraging current customer relationships in our mens product category; and

•	new products within all product categories introduced subsequent to March 31, 2005, which accounted for approximately $13.0 million, or 45.6%, of this increase.

In the near future, we expect growth rates for womens and youth product categories to continue to exceed that of the mens product category, although these growth rates may not necessarily continue at levels as high as those achieved in the current quarter.

License revenues increased $1.0 million, or 65.8%, to $2.4 million for the three months ended March 31, 2006 from $1.4 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth and new product offerings.

Gross profit increased $18.5 million to $44.3 million for the three months ended March 31, 2006 from $25.8 million for the same period in 2005. Gross profit as a percentage of net revenues, or gross margin, increased approximately 610 basis points to 50.5% for the three month period ending March 31, 2006 from 44.4% during the same period in 2005. This increase in gross margin was primarily driven by the following:

•	lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for approximately 300 basis points of this increase;

•	inventory write-downs and return reserves established in the first quarter of 2005, accounting for approximately 160 basis points of this increase; and

•	increased sales with higher margin direct retail customers, along with increased license revenues, accounting for approximately 60 basis points of this increase.

Our gross profit percentage for the second quarter of 2006 is expected to be lower than the current quarter due to the introduction of our cleated footwear products which we anticipate will have lower profit margins than our apparel products. We expect this decrease will be partially offset by continued improvements in sourcing arrangements.

Selling, general and administrative expenses increased $9.2 million, or 43.9%, to $30.1 million for the three months ended March 31, 2006 from $20.9 million for the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses decreased to 34.3% for the three months ending March 31, 2006 from 36.0% for the same period in 2005. This dollar increase was primarily attributable to the following:

•	Marketing costs increased $0.9 million to $7.5 million for the three months ending March 31, 2006 from $6.6 million during the same period in 2005 due to increased marketing salaries, new footwear displays and depreciation expense related to our in-store fixture program. Marketing costs are expected to increase significantly during the second quarter of 2006 to support our footwear film and print advertising campaign. As a percentage of net revenues, marketing costs decreased to 8.6% for the three months ending March 31, 2006 from 11.3% during the same period in 2005 due to a continued increase in net revenues period-over-period.

•	Selling costs increased $1.9 million to $5.9 million for the three months ending March 31, 2006 from $4.0 million during the same period in 2005. This increase was due to increased headcount in our sales force and continued startup costs associated with our international growth initiatives, including the establishment of our European headquarters. As a percentage of net revenues, selling costs decreased to 6.7% during the three months ending March 31, 2006 from 6.9% in 2005 due to the continued increase in net revenues period-over-period.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $2.8 million to $8.6 million during the three months ending March 31, 2006 from $5.8 million during the same period in 2005. The increase during the first quarter of 2006 was due to the following initiatives: we continued to build our team to design and source our footwear line; we added personnel to our information technology team to support our Company-wide initiative to upgrade our information systems; we incurred additional equity compensation costs; we added personnel to operate our four new retail outlet stores; and we invested in the personnel needed to enhance our legal and compliance function and operate as a public company. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 9.8% during the three months ending March 31, 2006 from 10.0% during the same period in 2005 due to the continued increase in net revenues period-over-period.

•	Other corporate costs increased $3.6 million to $8.1 million during the three months ending March 31, 2006 from $4.5 million during the same period in 2005. This increase was attributable primarily to the expansion of our leased corporate office space and distribution facility, legal costs associated with the structuring of our European operations, litigation reserves incidental to our business and contract negotiations, along with necessary costs associated with being a public company, including increased audit fees and SOX compliance costs. As a percentage of net revenues, other corporate costs increased to 9.2% during the three months ending March 31, 2006 from 7.7% during the same period in 2005 due to the items noted above.

Income from operations increased $9.3 million, or 189.6%, to $14.2 million during the three months ending March 31, 2006 from $4.9 million during the same period in 2005. Income from operations as a percentage of net revenues increased to 16.2% during the three months ending March 31, 2006 from 8.4% during the same period in 2005. This increase was primarily a result of a substantial increase in gross margin, along with better leveraging of our selling, general and administrative expenses.

Interest income (expense), net increased $1.1 million to $0.5 million in net interest income during the three months ending March 31, 2006 from $0.6 million in net interest expense during the same period in 2005. This increase was due to the repayment of our revolving credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

Provision for income taxes increased $4.2 million to $6.0 million during the three months ending March 31, 2006 from $1.8 million during the same period in 2005. For the three months ended March 31, 2006 our effective tax rate was 40.5% compared to 41.8% during the same period in 2005. The Company’s 2006 effective tax rate is expected to approximate that of 2005.

Net income increased $6.2 million, or 248.1%, to $8.7 million during the three months ending March 31, 2006 from $2.5 million during the same period in 2005, as a result of the factors described above.

Seasonality

During 2005 and 2004, we recognized approximately 76% and 79%, respectively, of our income from operations in the last six months of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear line. Approximately 62% and 66% of our net revenues were generated during the last two quarters of 2005 and 2004, respectively. The level of our working capital reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, we believe that the high percentage of income from operations in the second half of the year may have been in part due to our significant growth in net revenues and may not be as great in future years.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital has historically been funded from available revolving credit facilities. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales during the fall selling season. Cash requirements for capital investments needed to grow our business have historically been funded through subordinated debt and capital lease obligations. Our capital investments have included expanding our in-store fixture program, improvements to our distribution and corporate facilities to support our growth, and more recently, the investment in a Company-wide initiative to upgrade our enterprise resource system (“ERP”).

We believe that our cash flows from operations and borrowings available to us under our subordinated debt facilities, together with cash and cash equivalents on hand will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods stated:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net cash (used in) provided by:
Operating activities	$(1,797)	$1,967
Investing activities	(4,588)	(3,469)
Financing activities	1,690	1,064
Effect of exchange rates	10	32

Net decrease in cash and cash equivalents	$(4,685)	$(406)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation, deferred income taxes, provision for doubtful accounts and other discounts and the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash used in operating activities was $1.8 million during the three months ending March 31, 2006 compared to cash provided by operating activities of $2.0 million during the same period in 2005. This $3.8 million additional net use of cash in operating activities was primarily due to the following:

•	Higher investment in receivables of approximately $11.7 million period-over-period. Historically, our first quarter net sales have been significantly lower than our fourth quarter of the preceding year. However, in the first quarter of 2006, our net sales approximated that of the fourth quarter of 2005. Therefore, the historical reduction in receivables in the first quarter did not occur in 2006. The higher investment in receivables also reflects by the settlement of approximately $3.9 million in prior year customer inventive programs in the first quarter during 2006 compared to settlements occurring in the second quarter during 2005.
•	Maintaining inventory levels during the first quarter of 2006 to support the growth in our business.

The reductions in positive cash flows noted above were partially offset by an increase in net income of $6.2 million period-over-period, along with lower cash outflows related to the timing of estimated tax payments.

Beginning in the first quarter of 2006, the majority of incentives earned by our customers require us to make a cash disbursement to such customers and are recorded as liabilities within accrued expenses. Historically, however, we did not typically make cash disbursements in connection with customer incentives but rather credited these customers’ accounts and accounted for such incentives as an offset to accounts receivable. As a result, as of March 31, 2006, there were $2.8 million in customer discounts recorded within accrued expenses and only $1.1 million recorded as an offset to accounts receivable. However, as of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7.4 million recorded as an offset to accounts receivable. This 2006 change in customer agreements and the related accounting impact will contribute to higher net accounts receivable balances and accrued expenses in 2006 and future periods as compared to 2005 and prior periods.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $1.1 million to $4.6 million during the three months ending March 31, 2006 from $3.5 million during the same period in 2005. This increase in cash used in investing activities primarily represents the additional costs to implement our new ERP system. This ERP system became operational in April 2006.

As noted above, we entered into an agreement to license a new ERP system to support our growth. We have also signed an agreement with a consulting firm as implementation partner of the ERP system. Implementation began in July 2005, and as noted above, we began using the system in April 2006. Our total capital investment in connection with the initial implementation and ongoing upgrades and increased functionality is expected to be approximately $10.5 million over a five-year period.

Anticipated capital investments for all of 2006 are approximately $15.0 to $16.0 million representing approximately $8.0 million in our in-store fixture program, approximately $4.0 million in a Company-wide initiative to upgrade our ERP systems, approximately $1.5 million in improvements to our distribution facility, and investments in additional retail outlet stores and other general corporate needs.

Financing Activities

Cash provided by financing activities increased $0.6 million to $1.7 million during the three months ending March 31, 2006 from $1.1 million during the same period in 2005. This increase period-over-period was primarily due to tax benefits and proceeds received from the exercise of stock options and lower debt service requirements in the 2006 period compared to the 2005 period, coupled with the impact of not declaring or paying dividends in the 2006 period.

Revolving Credit Facility Agreement

In November 2005, we repaid the $25.0 million term note plus interest with proceeds from the initial public offering (see Note 5 of the consolidated financial statements). The term note portion of the financing agreement was then terminated and as such we expensed $265 of deferred financing costs during the fourth quarter of 2005. With the termination of the term note, our trademarks and other intellectual property were released as a component of the collateral.

We currently have available borrowings of up to $75.0 million through 2010 under the revolving credit facility based on our eligible inventory and accounts receivable balances. We have the option to increase the size of the revolving credit facility up to $100.0 million if certain conditions are satisfied. The revolving credit facility bears interest based on the monthly average daily balance outstanding at our option of either LIBOR plus an applicable margin (varying from 1.75% to 3.00%) or JP Morgan Chase Bank’s prime rate plus an applicable margin (varying from -0.75% to 0.50%). The applicable margin is calculated quarterly and varies based on certain financial ratios as defined in the agreement. The revolving credit facility also carries a line of credit fee for available but unused borrowings which can vary from 0.13% to 0.63% based on certain ratios as defined in the agreement.

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

This agreement also provides the lenders with the ability to reduce the valuation of our inventory and receivables and thereby reduce our ability to borrow under the revolving credit facility even if we are in compliance with all conditions of the agreement. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability of $15.0 million. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our revolving credit facility could result in a default under the facility. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our revolving credit facility bears interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. We were in compliance with these covenants as of March 31, 2006.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with SunTrust Bank to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through March 31, 2006, we have financed $7.0 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average annual rate of 6.1%. At March 31, 2006, the outstanding principal balance was $5.5 million.

In December 2003, we entered into a master loan and security agreement with Wachovia Bank, National Association, which was subordinate to the revolving credit facility. Under this agreement, we borrowed $1.3 million for the purchase of qualifying furniture and fixtures. The interest rate was 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during the three months ended March 31, 2006.

We lease warehouse space, office facilities, space for our retail outlet stores and certain equipment under non cancelable operating and capital leases.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must be made about the disclosure of contingent liabilities as well. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (FOB) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of sales discounts and certain customer-based incentives along with the reserve for returns. Provisions for sales discounts and customer-based incentives are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns, Allowances and Discounts

We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by us. We record reductions to gross sales for certain customer-based incentives, which include volume-based discounts and certain cooperative advertising credits. We base our estimates for customer returns, allowances and discounts primarily on anticipated sales volume throughout the year. The actual amount of customer returns, allowances and discounts, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns, allowances or discounts were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which we made such a determination. The risk associated with uncollectible accounts receivable is mitigated by our Credit Approved Receivables Agreement. Under this agreement, we have the ability to transfer credit risk for certain customers approved by the lender. Within these customers, we specifically identify individual invoices (“Approved Receivables”), up to a customer-specific maximum amount, for credit risk coverage. We incur a fee for the amount of Approved Receivables to be covered. Only upon the financial inability of a covered customer to pay such invoices, and subject to us maintaining certain collection and reporting procedures, will the credit risk associated with the Approved Receivables be transferred to the lender. Historically, we have not transferred such credit risk on any Approved Receivables, and no transactions have ever been consummated under the Credit Approved Receivables Agreement.

Inventory Valuation and Reserves

We value our inventory at standard costs which approximates the lower of cost or market, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold. If actual market conditions are less favorable than those projected by us, further adjustments may be required that would increase our cost of goods sold in the period in which the adjustments were recorded.

Long-Lived Assets

The acquisition of long-lived assets, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures, is recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using discounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Income Tax Provision

We estimate what our effective tax rate will be for the full year and record a quarterly income tax provision in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS 123-revised, Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that all stock-based compensation be recognized as an expense in the consolidated financial statements and that such expense be measured at the fair value of the award. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows within the statement of cash flows.

We adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis; therefore, prior period consolidated financial statements have not been restated. Compensation expense recognized includes the expense of stock rights granted on and subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted by the Company prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and Financial Interpretation Number 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans until fully amortized through 2010.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 13-1 Accounting for Rental Costs Incurred During a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the first quarter of 2006 had no effect on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in the first quarter of fiscal 2006 had no effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123-revised 2004, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the consolidated financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company on January 1, 2006. Prior to January 1, 2006, the

Company accounted for grants of stock rights in accordance with APB 25 and provides pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in Note 2 of the consolidated financial statements . In March 2005, Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R we recorded $150,000 in stock-based compensation in sales, general and administrative expenses during the three months ended March 31, 2006.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expenses, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of fiscal 2006 had no effect on the Company’s consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our year ending December 31, 2006. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2006. We believe adequate resources and expertise, both internal and external have been put in place to meet this requirement.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2006 through March 31, 2006, we issued 612,334 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $1.11 per share, for an aggregate amount of consideration of $680,136. The following issuances of Class A Common Stock were made on the date indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
January 1, 2006	250	$42
January 3, 2006	15,000	31,650
January 24, 2006	19,834	25,076
January 26, 2006	19,000	40,090
January 31, 2006	168,750	126,562
February 7, 2006	30,000	63,300
February 14, 2006	240,000	194,700
February 15, 2006	37,500	6,250
February 23, 2006	5,000	833
March 9, 2006	5,000	833
March 15, 2006	72,000	190,800

TOTAL	612,334	$680,136

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 6. EXHIBITS

Exhibit No.
31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ WAYNE M. MARINO
Wayne M. Marino Chief Financial Officer

Dated: May 9, 2006