Form 10-Q
period 2006-06-30
Under Armour, Inc.
filed 2006-08-03
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51626

UNDER ARMOUR, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Hull Street, 3rd Floor Baltimore, Maryland 21230	(410) 454-6428
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock, $.0003 1/3 par value, 34,178,210 shares outstanding as of July 31, 2006 and Class B Convertible Common Stock, $.0003  1/3 par value, 13,250,000 shares outstanding as of July 31, 2006.

UNDER ARMOUR, INC.

JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$41,918	$62,977
Accounts receivable, net of allowance for doubtful accounts of $653 and $521 as of June 30, 2006 and December 31, 2005, respectively	63,244	53,132
Inventories	80,220	53,607
Income taxes receivable	1,592	—
Prepaid expenses and other current assets	6,604	5,252
Deferred income taxes	9,056	6,822

Total current assets	202,634	181,790
Property and equipment, net	25,287	20,865
Deferred income taxes	194	—
Other non-current assets	968	1,032

Total assets	$229,083	$203,687

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,890	$31,699
Accrued expenses	13,932	11,449
Income taxes payable	—	716
Current maturities of long term debt	2,590	1,967
Current maturities of capital lease obligations	1,225	1,841

Total current liabilities	56,637	47,672
Long term debt, net of current maturities	3,225	2,868
Capital lease obligations, net of current maturities	1,212	1,715
Deferred income taxes	—	330
Other long term liabilities	327	272

Total liabilities	61,401	52,857

Commitments and contingencies (see Note 4)
Stockholders’ equity and comprehensive loss
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of June 30, 2006 and December 31, 2005, 34,105,433 shares issued and outstanding as of June 30, 2006; 31,223,351 shares issued and outstanding as of December 31, 2005	11	10
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized as of June 30, 2006 and December 31, 2005, 13,250,000 shares issued and outstanding as of June 30, 2006; 15,200,000 shares issued and oustanding as of December 31, 2005	4	5
Additional paid-in capital	129,943	124,803
Retained earnings	38,556	28,067
Unearned compensation	(699)	(1,889)
Notes receivable from stockholders	(54)	(163)
Accumulated other comprehensive loss	(79)	(3)

Total stockholders’ equity	167,682	150,830

Total liabilities and stockholders’ equity	$229,083	$203,687

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$79,965	$48,957	$167,661	$107,144
Cost of goods sold	41,758	24,406	85,142	56,755

Gross profit	38,207	24,551	82,519	50,389
Operating expenses
Selling, general and administrative expenses	34,838	20,906	64,970	41,847

Income from operations	3,369	3,645	17,549	8,542

Other income (expense)
Interest income (expense), net	383	(699)	881	(1,288)

Income before income taxes	3,752	2,946	18,430	7,254
Provision for income taxes	1,328	1,116	7,272	2,915

Net income	2,424	1,830	11,158	4,339
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	599	—	1,197

Net income available to common stockholders	$2,424	$1,231	$11,158	$3,142

Net income available per common share
Basic	$0.05	$0.03	$0.24	$0.09
Diluted	$0.05	$0.03	$0.23	$0.08

Weighted average common shares outstanding
Basic	46,894	35,620	46,690	35,544
Diluted	49,436	37,485	49,468	38,674

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$11,158	$4,339
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	4,083	2,632
Unrealized foreign exchange rate gain	(307)	—
Gain on disposal of fixed assets	—	(20)
Stock-based compensation	684	175
Deferred income taxes	(2,692)	(642)
Changes in reserves for doubtful accounts, returns and discounts	868	(1,656)
Changes in operating assets and liabilities:
Accounts receivable	(7,984)	9,143
Inventories	(26,618)	(1,209)
Prepaid expenses and other current assets	(1,363)	(1,530)
Other non-current assets	(24)	29
Accounts payable	7,131	2,470
Accrued expenses and other liabilities	(1,025)	(3,419)
Income taxes payable and receivable	(2,306)	(3,139)

Net cash (used in) provided by operating activities	(18,395)	7,173

Cash flows from investing activities
Purchase of property and equipment	(8,398)	(4,856)
Proceeds from sale of property and equipment	—	54
Purchases of short-term investments	(42,650)	—
Proceeds from sales of short-term investments	42,650	—

Net cash used in investing activities	(8,398)	(4,802)

Cash flows from financing activities
Proceeds from long-term debt	2,119	2,838
Payments on long-term debt	(1,139)	(599)
Payments on capital lease obligations	(1,119)	(1,165)
Net payments from revolving credit facility	—	(213)
Book overdraft	—	509
Payments of common stock dividends	—	(5,000)
Excess tax benefits from stock-based compensation arrangements	4,267	—
Proceeds from stock-based compensation arrangements	1,444	387
Proceeds from sale of restricted Class A Common Stock	—	298
Payments received on notes from stockholders	114	6

Net cash provided by (used in) financing activities	5,686	(2,939)
Effect of exchange rate changes on cash and cash equivalents	48	5

Net decrease in cash and cash equivalents	(21,059)	(563)
Cash and cash equivalents
Beginning of period	62,977	1,085

End of period	$41,918	$522

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$734	$—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	1,197
Purchase of equipment through capital leases and subordinated debt	—	2,022
Interest earned on notes receivable from stockholders	5	3
Reversal of unearned compensation and additional paid in capital due to adoption of SFAS 123R	715	—
Conversion of Class B Convertible Common Stock to Class A Common Stock	1	—

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except per share and share amounts)

1. Description of the Business

Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear and accessories. Sales are targeted to athletes and teams at the collegiate and professional level as well as consumers with active lifestyles throughout the world.

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

Interim Financial Data

The unaudited interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented, in accordance with the rules and regulation of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

The consolidated balance sheet as of December 31, 2005 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005 (the “2005 10-K”), which should be read in conjunction with these consolidated financial statements.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting good retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a large portion of net revenues and accounts receivable are as follows:

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2006	21.6%	16.3%	4.0%
Six months ended June 30, 2005	13.9	15.5	3.3

Accounts receivable
As of June 30, 2006	26.2%	17.9%	5.6%
As of June 30, 2005	14.3	17.9	4.1

Short-Term Investments

During the second quarter of 2006, the Company purchased and sold short-term investments consisting of auction rate municipal bonds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the

Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. These securities were sold prior to June 30, 2006. Proceeds were invested in highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts, certain discounts, and reserve for returns, and do not bear interest. Beginning in the first quarter of 2006, the majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as opposed to an offset to accounts receivable. These specific 2006 customer agreements stipulate settlements to be made through Company cash disbursements as opposed to the issuance of customer credit which had been the historical practice of the Company. Therefore, as of June 30, 2006, there were $3,892 in customer discounts recorded within accrued expenses and only $394 recorded as an offset to accounts receivable. As of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7,391 recorded as an offset to accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. The Company reviews the allowance for doubtful accounts monthly. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Finished goods	$83,625	$57,020
Raw materials	1,433	1,379
Work-in-process	49	95

Total inventories	85,107	58,494
Inventories reserve	(4,887)	(4,887)

Total inventories	$80,220	$53,607

Income Taxes

The Company recorded $1,328 and $1,116 of income tax expense for the three months ended June 30, 2006 and 2005, respectively, and $7,272 and $2,915 for the six months ended June 30, 2006 and 2005, respectively. The effective rate for income taxes was 39.5% and 40.2% for the six months ended June 30, 2006 and 2005, respectively. The Company’s 2006 effective tax rate is expected to approximate that of 2005.

Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Capital accounts are translated at historical exchange rates. Unrealized translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses.

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

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of sales discounts and certain customer-based incentives along with the reserve for returns. Provisions for customer-based incentives and sales discounts, included in selling, general and administrative expenses, are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock and restricted stock units. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6: Participating Securities and the Two Class Method Under FASB Statement No. 128, the Convertible Common Stock outstanding prior to our initial public offering has been included in the basic and diluted earnings per share for the three and six months ended June 30, 2005, as if the shares were converted into Class A Common Stock on a three for one basis. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator
Net income, as reported	$2,424	$1,830	$11,158	$4,339
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	599	—	1,197

Net income available to common stockholders	$2,424	$1,231	$11,158	$3,142

Denominator
Weighted average common shares outstanding	46,894	35,620	46,690	35,544
Effect of dilutive securities	2,542	1,865	2,778	3,130

Weighted average common shares and dilutive securities outstanding	49,436	37,485	49,468	38,674

Earnings per share - basic	$0.05	$0.03	$0.24	$0.09
Earnings per share - diluted	$0.05	$0.03	$0.23	$0.08

Stock-Based Compensation

The Company has two equity incentive plans under which it has granted or may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other equity awards, collectively “stock rights”. See Note 7 for further details on these plans.

The Company has historically accounted for grants of stock rights to non-employees at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires that all stock rights granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows instead of operating cash flows.

The Company adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense for grants of stock rights to employees and directors on a prospective basis; therefore, prior period financial statements have not been restated. The compensation expense to be recognized includes the expense of stock rights granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $699 as of June 30, 2006 is fully amortized through 2010. In addition, as of the January 1, 2006 adoption date, the Company reversed $715 in unearned compensation and the related additional paid in capital due to unvested equity awards granted between the initial filing of the Company’s S-1 Registration Statement and the January 1, 2006 SFAS 123R adoption date. For the three months ended June 30, 2006 and 2005, the Company recognized $110 and $164, respectively, and for the six months ended June 30, 2006 and 2005, the Company recognized $204 and $175, respectively, in amortization of unearned compensation in accordance with APB 25 and FIN 28.

Consistent with the valuation method used for the disclosure only provisions of SFAS 123, the Company is using the Black-Scholes option-pricing model to value compensation expense under SFAS 123R. As permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”), the expected life of options granted is calculated using an expected life equal to the time from grant to the midpoint between the vesting date and the contractual term, while considering the vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected option life. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized on a straight-line basis over the total vesting period, which is the implied requisite service period and net of forfeitures which are estimated at the date of grant based on historical rates. Under the provisions of SFAS 123R, as of June 30, 2006, the Company had $5,703 of unrecognized compensation expense expected to be recognized over a weighted average period of 4.2 years. The Company recognized $330 and $480 in stock-based compensation expense in selling, general and administrative expenses for the three and six months ended June 30, 2006, respectively, in accordance with SFAS 123R.

Had the Company elected to account for all stock rights to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the three and six months ended June 30, 2006 and 2005 would have been reported as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income, as reported	$2,424	$1,830	$11,158	$4,339
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	599	—	1,197

Net income available to common stockholders	2,424	1,231	11,158	3,142
Add: stock-based compensation expense included in reported net income, net of taxes	284	102	414	105
Deduct: stock-based compensation expense determined under fair value based methods for stock options, net of taxes	(304)	(133)	(461)	(149)

Pro forma net income	$2,404	$1,200	$11,111	$3,098

Earnings per share including SFAS 123 compensation expense
Basic, pro forma	$0.05	$0.03	$0.24	$0.09
Diluted, pro forma	$0.05	$0.03	$0.22	$0.08

Basic, as reported	$0.05	$0.03	$0.24	$0.09
Diluted, as reported	$0.05	$0.03	$0.23	$0.08

The weighted average fair value of an option granted during the six months ended June 30, 2006 and 2005 was $16.12 and $3.15, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.6% - 5.0%	4.29%
Average expected life in years	5.5 - 6.5	5
Expected volatility	44.6% - 46.1%	0%
Expected dividend yield	0%	0%

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).

EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosures.

In October 2005, the FASB issued SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the first quarter of 2006 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements that were purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in 2006 had no effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company on January 1, 2006. Prior to January 1, 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in “Stock-Based Compensation” above. In March 2005, SAB 107 was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share-based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R, the Company recorded $330 and $480 in stock-based compensation expense during the three and six months ended June 30, 2006, respectively.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expenses, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the first quarter of 2006 had no effect on the Company’s consolidated financial statements.

Reclassifications

Certain balances in 2005 have been reclassified to conform to the current period presentation.

3. Revolving Credit Facility and Long Term Debt

In September 2005, the Company and a lending institution entered into an amended and restated financing agreement that terminates in 2010. Under this financing agreement, the Company is required to maintain certain financial covenants as defined in the agreement. This financing agreement is collateralized by substantially all of the assets of the Company. The Company paid and recorded $1,061 in deferred financing costs as part of the financing agreement, which was comprised of a $25,000 term note and a $75,000 revolving credit facility.

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

The Company has available borrowings under the revolving credit facility up to $75,000 based on the Company’s eligible inventory and accounts receivable balances. The Company has the option to increase the borrowings under the revolving credit facility up to $100,000 if certain conditions are satisfied. With proceeds from the initial public offering in November 2005, the Company paid the $12,200 balance outstanding under the revolving credit facility. As of June 30, 2006, the Company’s available borrowings under the revolving credit facility were $75,000 based on the Company’s eligible inventory and accounts receivable balances. Any balance on the revolving credit facility must be repaid in full in 2010.

Prior to amending and restating the revolving credit facility in September 2005, the Company was party to a revolving credit facility that was to expire in April 2007. From January 2004 through September 2005, this agreement was periodically amended to increase the available borrowings based on eligible inventory and accounts receivable not to exceed $60,000. Covenants under these superseded revolving credit facilities were similar to the covenants described above.

In March 2005, the Company entered into a loan and security agreement with a lending institution to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through June 30, 2006, the Company has financed $7,915 of capital investments under this agreement. Interest on outstanding borrowings accrues at an average annual rate of 6.5%. At June 30, 2006, the outstanding principal balance was $5,815.

In December 2003, the Company entered into a master loan and security agreement with a lending institution which was subordinate to the revolving credit facility. Under this agreement, the Company borrowed $1,300 for the purchase of qualifying furniture and fixtures. The interest rate was 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during the six months ended June 30, 2006.

Interest expense for all debt which includes the amortization of deferred financing costs was $185 and $699 for the three months ended June 30, 2006 and 2005, respectively, and $390 and $1,291 for the six months ended June 30, 2006 and 2005, respectively.

4. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

5. Stockholders’ Equity

In June 2006, 8,352,639 shares of the Company’s Class A Common Stock were sold by stockholders of the Company, including certain members of the Company’s management, pursuant to an underwritten public offering registered on Form S-1. The Company did not receive any proceeds from the sale of the shares sold in the offering and expenses incurred from the offering were paid by the selling stockholders. In connection with the offering, 1,950,000 shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis.

In November 2005, the Company completed an initial public offering and issued an additional 9,500,000 shares of Class A Common Stock. As part of the initial public offering, 1,208,055 outstanding shares of Convertible Common Stock outstanding prior to our initial public offering were converted to Class A Common Stock on a three-for-one basis. The Company received proceeds of $112,676 net of $10,824 in stock issue costs, which it used to repay the $25,000 term note, the balance outstanding under the revolving credit facility of $12,200, and the mandatorily redeemable Series A Preferred Stock of $12,000.

As part of a recapitalization in connection with the initial public offering, the Company’s stockholders approved an amended and restated charter that provides for the issuance of up to 100,000,000 shares of Class A Common Stock, par value $0.0003 1/3 per share and 16,200,000 shares of Class B Convertible Common Stock, par value $0.0003 1/3 per share, and permits amendments to the charter without stockholder approval to increase or decrease the aggregate number of shares of stock authorized, or the number of shares of stock of any class or series of stock authorized, and to classify or reclassify unissued shares of stock.

The amended and restated charter divides the Company’s common stock into two classes, Class A Common Stock and Class B Convertible Common Stock. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to stockholder vote. Class B Convertible Common Stock may only be held by our Chief Executive Officer (“CEO”), or a related party of our CEO, as defined in the amended and restated charter. Shares not held by our CEO, or a related party of our CEO, as defined in the amended and restated charter, automatically convert into shares of Class A Common Stock on a one-to-one basis. Holders of our common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

In March 2005, a three-for-one stock split was approved for all authorized, issued, and outstanding shares of Class A Common Stock, with an effective date of May 3, 2005. All Class A Common Stock shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to properly reflect the May 3, 2005 stock split.

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

The holders of the Series A Preferred Stock were entitled to receive cumulative preferential dividends at 8% of the stated redemption value of $10 per share compounded annually if declared by the Board of Directors. The Series A Preferred Stock was redeemable at the option of the holders in September 2008 at a redemption price of $10 per share, plus 125% of accrued but unpaid dividends plus 25% of any previously declared dividends that were not paid within 120 days after the respective year end (the “Redemption Price”). The Series A Preferred Stock also carried a liquidation preference equal to its stated Redemption Price and could be redeemed by the Company at any time at the then stated Redemption Price. The amount of the Redemption Price, including issuance costs, was being accreted to the value of the Series A Preferred Stock each year. For the six months ended June 30, 2005, $1,197 had been accreted to the Redemption Price of the Series A Preferred Stock during the period. As required, the Series A Preferred Stock was redeemed at the $10 stated value per share, or $12,000, upon the consummation of the Company’s initial public offering.

7. Stock Compensation Plans

2005 Stock Compensation Plan

The Company’s Board of Directors and stockholders approved the Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) in November 2005. The 2005 Plan provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The maximum number of shares available for issuance under the 2005 Plan is 2,700,000 shares.

Stock options and restricted stock awards under the 2005 Plan generally vest ratably over a two to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan.

The 2005 Plan terminates as of the Company’s 2009 annual meeting of stockholders unless it is approved by stockholders prior to such meeting. If the 2005 Plan is approved by stockholders during this time period, it terminates in 2015. As of June 30, 2006, 2,214,123 shares are available for future grants of awards under the 2005 Plan.

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

Stock options and restricted stock awards under the 2000 Plan generally vest ratably over a two to five year period. The exercise period for stock options generally does not exceed five years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2000 Plan.

2006 Non-Employee Director Compensation Plan and Deferred Stock Unit Plan

In April 2006, the Board of Directors adopted the Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (the “2006 Director Compensation Plan”) and the Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “2006 DSU Plan”), each effective May 31, 2006. The 2006 Director Compensation Plan provides for cash compensation and awards of stock options and restricted stock units to non-employee Directors of the Company under the 2005 Plan. Non-employee Directors have the option to defer the value of their annual cash retainer as deferred stock units in accordance with the 2006 DSU Plan. Each new non-employee Director will receive an award of restricted stock units upon the initial election to the Board, with the units vesting in three equal annual installments. In addition, each non-employee Director will receive an annual grant of stock options under the 2005 Plan and an annual award of restricted stock units following each annual stockholders’ meeting, vesting 100% on the date of the next annual meeting of the stockholders following the grant date.

The receipt of the shares otherwise deliverable upon vesting of the restricted stock units will automatically defer into deferred stock units under the 2006 DSU Plan. Under the 2006 DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A Common Stock with the shares delivered six months following the termination of the Director’s Board service.

On May 31, 2006, the Compensation Committee of the Board of Directors, pursuant to the 2006 Director Compensation Plan, granted a total of 4,202 restricted stock units to all non-employee Directors of the Company. The fair market value of each restricted stock unit was $35.70, which was the closing price of the Company’s Class A Common Stock on the date of grant. One hundred percent of the restricted stock units vest on the date of the next annual shareholder meeting following the grant date. Upon vesting, the restricted stock units will automatically convert to deferred stock units on a one-for-one basis.

A summary of the Company’s stock awards outstanding as of June 30, 2006, and changes during the six months then ended is presented below:

	Stock Options		Restricted Stock
	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Shares	Weighted Average FMV
Outstanding, beginning of period	4,215,124	$3.42	125,200	$7.79
Granted	181,425	35.48	63,600	37.49
Exercised	(890,034)	1.39	—	—
Forfeited	(353,775)	3.94	(3,650)	15.57

Outstanding, end of period	3,152,740	$5.78	185,150	$13.79

Options exercisable at period-end	857,558	$1.77

In addition to the 185,150 shares of restricted stock shown above as of June 30, 2006, there were an additional 131,070 shares of restricted stock outstanding that were purchased by members of the Board of Directors. These shares of restricted stock vest through September 2007.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Total Intrinsic Value
$0.17	442,300	$0.17	5.0	$18,777	442,300	$0.17	$18,777
$0.75 - $0.83	97,500	0.78	5.8	4,080	52,500	0.75	1,885
$1.77 - $2.65	1,762,405	2.28	4.4	71,087	305,506	2.26	11,826
$10.77 - $13.00	671,010	11.44	4.2	20,919	57,252	12.52	1,381
$28.65 - $38.85	179,525	$35.45	8.1	$1,288	—	$—	$—

	3,152,740				857,558

8. Segment Data and Related Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within a single operating and reportable segment. Although the Company operates within one reportable segment, it has several product categories within the segment, for which the net revenues attributable to each product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Mens	$41,878	$32,227	$94,387	$72,069
Womens	12,088	8,810	33,073	18,703
Youth	4,076	3,254	11,115	6,458

Apparel	58,042	44,291	138,575	97,230
Footwear	15,584	—	15,584	—
Accessories	2,890	2,488	7,687	6,309

Total net sales	76,516	46,779	161,846	103,539
License revenues	3,449	2,178	5,815	3,605

Total net revenues	$79,965	$48,957	$167,661	$107,144

The table below summarizes product net revenues by geographic regions based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
U.S. and Canada	$79,069	$47,600	$165,245	$104,180
Other foreign countries	896	1,357	2,416	2,964

Total net revenues	$79,965	$48,957	$167,661	$107,144

During 2005, one of the Company’s largest foreign customers transitioned from a wholesale arrangement to a license fee arrangement thereby reducing net revenues between 2005 and 2006.

During the six months ended June 30, 2006 and 2005, substantially all of the Company’s long-lived assets were located in the United States.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our 2005 Form 10-K, as updated in this Form 10-Q, under “Risk Factors” and in “Qualitative and Quantitative Disclosures About Market Risk.” These factors include, without limitation:

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

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. Since our founding in 1995, we have grown and reinforced our brand name and image through sales to athletes and teams at the collegiate and professional level, as well as sales to consumers with active lifestyles. We believe that Under Armour is a widely recognized athletic brand known for its performance and authenticity and is uniquely positioned as a performance alternative to traditional natural fiber products and non-performance apparel and footwear.

We reported net revenues of $167.7 million for the first six months of 2006, which represented a 56.5% increase from the same period of 2005. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increase in sales of our mens, womens and youth products and the introduction of footwear.

We plan to continue to increase our net revenues by building upon our relationships with existing customers and expanding our product offerings in new and existing retail stores. By June 30, 2006, our products were primarily offered in the United States, Canada and Japan, and in France, Germany, the United Kingdom and the Netherlands, in over 9,000 retail stores, up from approximately 500 retail stores in 2000. In June 2006, we launched our new footwear products with the introduction of football cleats and slides. New product offerings in 2007 will include baseball cleats, which are expected to begin shipping in the fourth quarter of 2006. In addition, we plan to expand our product offerings to include additional men’s and women’s performance products as well as expand further into off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. As we expand into new product lines, sales of our existing product lines continue to grow.

To date, a large majority of our products have been sold in the United States. We believe that our products will appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold through a licensee in the Japanese market place. We began selling our products in Canada during 2003 and in the United Kingdom through independent sales agents in 2005. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and expanding our Canadian and European distribution, including France and Germany. In order to support this initiative, during the first quarter of 2006 we opened a new European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

During the first six months of 2006, we reported license revenues of $5.8 million which represented a 61.3% increase from the same period of 2005. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags and other accessories. During the second quarter of 2006 we entered into two new licensing agreements, including one related to performance eyewear. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

Internal Controls

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls over financial reporting. This included the hiring of a Director of Internal Audit and the formation of an Internal Audit Department, along with the initiation of a Company-wide internal controls improvement project. The focus of the improvement project, and the steering committee founded to oversee the project, has been to design, implement and maintain a system of internal controls sufficient to satisfy our reporting obligations as a public company. Throughout 2005 and the first six months of 2006, we continued to document significant processes and identify areas requiring improvement. We are in the process of designing enhanced processes and controls to address those areas. We plan to continue these initiatives, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), for the year ending December 31, 2006. During January 2006, we contracted with one of the major public accounting firms to assist us with these efforts. We believe this added expertise and experience will augment our internal resources.

We believe adequate resources and expertise, both internal and external, have been put in place to meet SOX Section 404 requirements. We intend to work closely with our independent registered public accounting firm, as well as the Audit Committee of the Board of Directors during this process.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are mens, womens and youth apparel, accessories and our new footwear products introduced in the second quarter of 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net revenues	$79,965	$48,957	$167,661	$107,144
Cost of goods sold	41,758	24,406	85,142	56,755

Gross profit	38,207	24,551	82,519	50,389
Selling, general and administrative expenses	34,838	20,906	64,970	41,847

Income from operations	3,369	3,645	17,549	8,542
Interest income (expense), net	383	(699)	881	(1,288)

Income before income taxes	3,752	2,946	18,430	7,254
Provision for income taxes	1,328	1,116	7,272	2,915

Net income	$2,424	$1,830	$11,158	$4,339

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.2%	49.9%	50.8%	53.0%

Gross profit	47.8%	50.1%	49.2%	47.0%
Selling, general and administrative expenses	43.6%	42.7%	38.7%	39.0%

Income from operations	4.2%	7.4%	10.5%	8.0%
Interest income (expense), net	0.5%	(1.4)%	0.5%	(1.2)%

Income before income taxes	4.7%	6.0%	11.0%	6.8%
Provision for income taxes	1.7%	2.3%	4.3%	2.8%

Net income	3.0%	3.7%	6.7%	4.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net revenues increased $31.0 million, or 63.3%, to $80.0 million for the three months ended June 30, 2006 from $49.0 million for the same period in 2005. This increase was the result of increases in both our net sales and license revenues as reflected in the product category table below.

	Three Months Ended June 30,
(In thousands)	2006	2005	$ Change	% Change
Mens	$41,878	$32,227	$9,651	29.9%
Womens	12,088	8,810	3,278	37.2%
Youth	4,076	3,254	822	25.3%

Apparel	58,042	44,291	13,751	31.0%
Footwear	15,584	—	15,584	—
Accessories	2,890	2,488	402	16.2%

Total net sales	76,516	46,779	29,737	63.6%
License revenues	3,449	2,178	1,271	58.4%

Total net revenues	$79,965	$48,957	$31,008	63.3%

Net sales increased $29.7 million, or 63.6%, to $76.5 million for the three months ended June 30, 2006 from $46.8 million during the same period in 2005 as noted in the table above. The increases in net sales noted above primarily reflect:

•	$15.6 million of new footwear product sales, primarily football cleats, which were introduced in the second quarter of 2006;

•	continued unit volume growth of our existing apparel products primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing apparel products remained relatively unchanged;

•	increased womens and youth market penetration by leveraging current customer relationships; and

•	new products introduced subsequent to June 30, 2005 within all apparel product categories.

During the second quarter of 2005, the womens product category included a higher percentage of close-out sales compared to the same period of 2006. Excluding the impact of the close-out sales, womens product category sales would have demonstrated an approximate 65% growth rate year over year. In the near future, we expect growth rates for womens and youth product categories to exceed that of the mens product category.

License revenues increased $1.2 million, or 58.4%, to $3.4 million for the three months ended June 30, 2006 from $2.2 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and two new licensing agreements.

Gross profit increased $13.6 million to $38.2 million for the three months ended June 30, 2006 from $24.6 million for the same period in 2005. Gross profit as a percentage of net revenues, or gross margin, decreased approximately 230 basis points to 47.8% for the three months ended June 30, 2006 from 50.1% during the same period in 2005. This decrease in gross margin was primarily driven by the following:

•	lower gross margin attributable to the introduction of our footwear products which have lower profit margins than our current apparel products, accounting for approximately 280 basis points of this decrease;

•	increased sales allowances and returns, partially offset by lower customer incentives as a percentage of net revenues, accounting for approximately 70 basis points of this decrease;

•	favorable changes in sales allowances, returns and inventory reserve estimates during the 2005 period, with the inventory reserve estimate change primarily driven by higher close-out sales in the 2005 period, accounting for approximately 50 basis points of this decrease; partially offset by

•	increased sales with higher margin direct retail customers, along with increased license revenues, accounting for an approximate 110 basis point increase; and

•	lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for an approximate 60 basis point increase.

Selling, general and administrative expenses increased $13.9 million, or 66.6%, to $34.8 million for the three months ended June 30, 2006 from $20.9 million for the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 43.6% for the three months ended June 30, 2006 from 42.7% for the same period in 2005. These changes were primarily attributable to the following:

•	Marketing costs increased $4.3 million to $10.6 million for the three months ended June 30, 2006 from $6.3 million during the same period in 2005 due to our film and print ad campaign to support our footwear product launch, along with increased in-store marketing signage, marketing salaries, new footwear displays and depreciation expense related to our in-store fixture program. As a percentage of net revenues, marketing costs increased to 13.2% for the three months ended June 30, 2006 from 12.8% during the same period in 2005 primarily due to the timing of our footwear marketing campaign.

•	Selling costs increased $2.8 million to $6.1 million for the three months ended June 30, 2006 from $3.3 million during the same period in 2005. This increase was due to continued investment in our international growth initiatives, including the further development of our European business, along with increased headcount in our sales force and additional trade show and sales meeting expenditures. As a percentage of net revenues, selling costs increased to 7.7% during the three months ended June 30, 2006 from 6.8% in 2005 primarily due to our international growth initiatives.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $3.1 million to $9.0 million during the three months ended June 30, 2006 from $5.9 million during the same period in 2005. The increase during the second quarter of 2006 was due to the following initiatives: we continued to build our team to design and source our expanding apparel and footwear line; we added personnel to our information technology team to support our Company-wide initiative to upgrade our enterprise resource planning (“ERP”) system; we incurred additional equity compensation costs; we added distribution facility personnel to support our growth; we added personnel to operate our five new retail outlet stores; and we invested in the personnel needed to enhance our legal and compliance function and operate as a public company. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 11.3% during the three months ended June 30, 2006 from 11.9% during the same period in 2005 due to the continued increase in net revenues period-over-period.

•	Other corporate costs, excluding payroll and related costs, increased $3.7 million to $9.1 million during the three months ended June 30, 2006 from $5.4 million during the same period in 2005. This increase was attributable primarily to the expansion of our leased corporate office space and distribution facility, implementation consulting costs and depreciation expense related to our new ERP system, along with necessary costs associated with being a public company, including increased audit fees and SOX compliance costs. As a percentage of net revenues, other corporate costs increased to 11.4% during the three months ended June 30, 2006 from 11.3% during the same period in 2005.

Income from operations decreased $0.2 million, or 7.6%, to $3.4 million during the three months ended June 30, 2006 from $3.6 million during the same period in 2005. Income from operations as a percentage of net revenues decreased to 4.2% during the three months ended June 30, 2006 from 7.4% during the same period in 2005. This decrease was primarily a result of the decrease in gross margin noted above, along with increased selling, general and administrative expenses.

Interest income (expense), net increased $1.1 million to $0.4 million in net interest income during the three months ended June 30, 2006 from $0.7 million in net interest expense during the same period in 2005. This increase was due to the repayment of our revolving credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

Provision for income taxes increased $0.2 million to $1.3 million during the three months ended June 30, 2006 from $1.1 million during the same period in 2005. For the three months ended June 30, 2006 our effective tax rate was 35.4% compared to 37.9% during the same period in 2005 due to the introduction of tax exempt interest income and the approval of an additional state tax credit. The Company’s 2006 annual effective tax rate is expected to approximate that of 2005.

Net income increased $0.6 million, or 32.5%, to $2.4 million during the three months ended June 30, 2006 from $1.8 million during the same period in 2005, as a result of the factors described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net revenues increased $60.6 million, or 56.5%, to $167.7 million for the six months ended June 30, 2006 from $107.1 million for the same period in 2005. This increase was the result of increases in both our net sales and license revenues as reflected in the product category table below.

	Six Months Ended June 30,
(In thousands)	2006	2005	$ Change	% Change
Mens	$94,387	$72,069	$22,318	31.0%
Womens	33,073	18,703	14,370	76.8%
Youth	11,115	6,458	4,657	72.1%

Apparel	138,575	97,230	41,345	42.5%
Footwear	15,584	—	15,584	—
Accessories	7,687	6,309	1,378	21.8%

Total net sales	161,846	103,539	58,307	56.3%
License revenues	5,815	3,605	2,210	61.3%

Total net revenues	$167,661	$107,144	$60,517	56.5%

Net sales increased $58.3 million, or 56.3%, to $161.8 million for the six months ended June 30, 2006 from $103.5 million during the same period in 2005 as noted in the table above. The increases in net sales noted above primarily reflect:

•	$15.6 million of new footwear product sales, primarily football cleats, which were introduced in the second quarter of 2006;

•	continued unit volume growth of our existing products primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing products remained relatively unchanged;

•	increased womens and youth market penetration by leveraging current customer relationships; and

•	new products introduced subsequent to June 30, 2005 within all product categories.

License revenues increased $2.2 million, or 61.3%, to $5.8 million for the six months ended June 30, 2006 from $3.6 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and two new licensing agreements.

Gross profit increased $32.1 million to $82.5 million for the six months ended June 30, 2006 from $50.4 million for the same period in 2005. Gross profit as a percentage of net revenues, or gross margin, increased approximately 220 basis points to 49.2% for the six month period ending June 30, 2006 from 47.0% during the same period in 2005. This increase in gross margin was primarily driven by the following:

•	lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for approximately 180 basis points of this increase;

•	decreased close-out sales in the 2006 period, accounting for approximately 130 basis points of this increase;

•	increased sales with higher margin direct retail customers, along with increased license revenues, accounting for approximately 80 basis points of this increase; partially offset by

•	lower gross margin attributable to the introduction of our footwear products which have lower profit margins than our current apparel products, accounting for an approximate 130 basis point decrease;

•	a favorable change in sales allowances and returns estimates during the 2005 period, accounting for an approximate 50 basis point decrease.

Selling, general and administrative expenses increased $23.2 million, or 55.3%, to $65.0 million for the six months ended June 30, 2006 from $41.8 million for the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses decreased to 38.7% for the six months ending June 30, 2006 from 39.0% for the same period in 2005. These changes were primarily attributable to the following:

•	Marketing costs increased $5.2 million to $18.1 million for the six months ended June 30, 2006 from $12.9 million during the same period in 2005 due to our film and print ad campaign to support our footwear product launch, along with increased in-store marketing signage, marketing salaries, new footwear displays and depreciation expense related to our in-store fixture program. As a percentage of net revenues, marketing costs decreased to 10.8% for the six months ended June 30, 2006 from 12.0% during the same period in 2005 due to the continued increase in net revenues period-over-period.

•	Selling costs increased $4.7 million to $12.0 million for the six months ended June 30, 2006 from $7.3 million during the same period in 2005. This increase was due to increased headcount in our sales force, additional tradeshow and sales meeting expenditures, along with continued startup costs associated with our international growth initiatives, including the establishment of our European business. As a percentage of net revenues, selling costs increased to 7.2% during the six months ended June 30, 2006 from 6.8% in 2005 primarily due to our international growth initiatives.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $6.0 million to $17.7 million during the six months ended June 30, 2006 from $11.7 million during the same period in 2005. The increase during the six months ended June 30, 2006 was due to the following initiatives: we continued to build our team to design and source our expanding apparel and footwear line; we added personnel to our information technology team to support our Company-wide initiative to upgrade our ERP system; we added distribution facility personnel to support our growth; we incurred additional equity compensation costs; we added personnel to operate our five new retail outlet stores; and we invested in the personnel needed to enhance our legal and compliance function and operate as a public company. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 10.5% during the six months ended June 30, 2006 from 10.9% during the same period in 2005 due to the continued increase in net revenues period-over-period.

•	Other corporate costs, excluding payroll and related costs, increased $7.3 million to $17.2 million during the six months ended June 30, 2006 from $9.9 million during the same period in 2005. This increase was attributable to the expansion of our leased corporate office space and distribution facility, increased retail outlet store operating costs, sales website development costs, litigation reserves incidental to our business, implementation consulting costs related to our new ERP system along with necessary costs associated with being a public company, including increased audit fees and SOX compliance costs. As a percentage of net revenues, other corporate costs increased to 10.2% during the six months ended June 30, 2006 from 9.2% during the same period in 2005 due to the items noted above.

Income from operations increased $9.0 million, or 105.4%, to $17.5 million during the six months ended June 30, 2006 from $8.5 million during the same period in 2005. Income from operations as a percentage of net revenues increased to 10.5% during the six months ended June 30, 2006 from 8.0% during the same period in 2005. This increase was primarily a result of increases in gross margin, along with better leveraging of our selling, general and administrative expenses.

Interest income (expense), net increased $2.2 million to $0.9 million in net interest income during the six months ended June 30, 2006 from $1.3 million in net interest expense during the same period in 2005. This increase was due to the repayment of our revolving credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

Provision for income taxes increased $4.4 million to $7.3 million during the six months ended June 30, 2006 from $2.9 million during the same period in 2005. For the six months ended June 30, 2006 our effective tax rate was 39.5% compared to 40.2% during the same period in 2005. The Company’s 2006 annual effective tax rate is expected to approximate that of 2005.

Net income increased $6.9 million, or 157.2%, to $11.2 million during the six months ended June 30, 2006 from $4.3 million during the same period in 2005, as a result of the factors described above.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital has historically been funded from available revolving credit facilities. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales during the fall selling season. Cash requirements for capital investments needed to grow our business have historically been funded through subordinated debt and capital lease obligations. Our capital investments have included expanding our in-store fixture program, improvements to our distribution and corporate facilities to support our growth, build-out of our new retail outlet stores and more recently, the investment in a Company-wide initiative to implement our ERP system, which became operational in April 2006.

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

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods stated:

	Six Months Ended June 30,
(in thousands)	2006	2005
Net cash (used in) provided by:
Operating activities	$(18,395)	$7,173
Investing activities	(8,398)	(4,802)
Financing activities	5,686	(2,939)
Effect of exchange rate changes on cash and cash equivalents	48	5

Net decrease in cash and cash equivalents	$(21,059)	$(563)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation, deferred income taxes, changes in reserves for doubtful accounts and other discounts and the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash used in operating activities was $18.4 million during the six months ending June 30, 2006 compared to cash provided by operating activities of $7.2 million during the same period in 2005. This $25.6 million additional net use of cash in operating activities was primarily due to the following:

•	Higher investment in receivables of approximately $17.1 million period-over-period. A larger portion of net sales were recognized in the back half of the second quarter of 2006 in comparison to the second quarter of 2005, due to the timing of our ERP system implementation and footwear launch, therefore driving a higher receivable balance as of June 30, 2006. In addition, a higher concentration of net sales and receivables from our larger sporting goods customers generally are extended more favorable payment terms compared to our other customers. Lastly, some of our customers were granted longer payment terms on initial footwear sales than our current apparel sales.

•	Building inventory levels during the second quarter of 2006 to support our anticipated growth in the third and fourth quarters, along with our initial inventory build-up to service our new European business.

The reductions in positive cash flows noted above were partially offset by an increase in net income of $6.9 million period-over-period, along with lower cash outflows related to the timing of vendor payments.

Beginning in 2006, the majority of incentives earned by our customers requires us to make a cash disbursement to such customers and are recorded as liabilities within accrued expenses. Historically, however, we did not typically make cash disbursements in connection with customer incentives but rather credited these customers’ accounts and accounted for such incentives as an offset to accounts receivable. As a result, as of June 30, 2006, there were $3.9 million in customer discounts recorded within accrued expenses and only $0.4 million recorded as an offset to accounts receivable. However, as of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7.4 million recorded as an offset to accounts receivable. This 2006 change in customer agreements and the related accounting impact will contribute to higher net accounts receivable balances and accrued expenses in 2006 and future periods as compared to 2005 and prior periods.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $3.6 million to $8.4 million during the six months ending June 30, 2006 from $4.8 million during the same period in 2005. This increase in cash used in investing activities primarily represents the additional costs to begin implementing our new ERP system, along with the build-out of our new retail outlet stores. This ERP system became operational in April 2006.

As noted above, we entered into an agreement to license a new ERP system to support our growth. We have also signed an agreement with a consulting firm as implementation partner of the ERP system. Implementation began in July 2005, and as noted above, the ERP system became operational in April 2006. Our total capital investment in connection with the initial implementation and ongoing upgrades of the ERP system and increased functionality is expected to be approximately $10.5 million over a five-year period.

During the second quarter of 2006, we began investing a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. All investments in these securities were sold prior to June 30, 2006. Proceeds were invested in highly liquid investments with an original maturity of three months or less.

Anticipated capital investments for all of 2006 are approximately $15.0 to $16.0 million representing approximately $8.0 million in our in-store fixture program, approximately $4.0 million in a Company-wide initiative to enhance our newly implemented ERP system, approximately $2.4 million in additional investments in our retail outlet stores, approximately $1.5 million in improvements to our distribution facility, and other general corporate needs.

Financing Activities

Cash provided by financing activities increased $8.6 million to $5.7 million during the six months ending June 30, 2006 compared to cash used in financing activities of $2.9 million during the same period in 2005. This increase period-over-period was primarily due to tax benefits and proceeds received from our stock-based compensation plans, coupled with the impact of not declaring or paying dividends in the 2006 period.

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

This agreement also provides the lenders with the ability to reduce the valuation of our inventory and receivables and thereby reduce our ability to borrow under the revolving credit facility even if we are in compliance with all conditions of the agreement. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability of $15.0 million. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our revolving credit facility could result in a default under the facility. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our revolving credit facility bears interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. We were in compliance with these covenants as of June 30, 2006.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with SunTrust Bank to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through June 30, 2006, we have financed $7.9 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average annual rate of 6.5%. At June 30, 2006, the outstanding principal balance was $5.8 million.

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

We lease warehouse space, office facilities, space for our retail outlet stores and certain equipment under non- cancelable operating and capital leases.

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

Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Capital accounts are translated at historical exchange rates. Unrealized translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses.

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at our retail outlet stores). Net sales are recorded net of sales discounts and certain customer-based incentives along with the reserve for returns. Provisions for sales discounts and customer-based incentives are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

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

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which we made such a determination. The risk associated with uncollectible accounts receivable may be partially mitigated by our Credit Approved Receivables Agreement. Under this agreement, we have the ability to transfer credit risk for certain customers approved by the lender. Within these customers, we specifically identify individual invoices (“Approved Receivables”), up to a customer-specific maximum amount, for credit risk coverage. We incur a fee for the amount of Approved Receivables to be covered. Only upon the financial inability of a covered customer to pay such invoices, and subject to us maintaining certain collection and reporting procedures, will the credit risk associated with the Approved Receivables be transferred to the lender. Historically, we have not transferred such credit risk on any Approved Receivables, and no transactions have ever been consummated under the Credit Approved Receivables Agreement. Due to our growing sales concentration with lower risk, larger sporting good retailers, and our historical low level of credit losses, at June 30, 2006 we elected not to utilize our credit risk coverage.

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

Income Tax Provision

We estimate our effective tax rate for the full year and record a quarterly income tax provision in accordance with the expected effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected effective annual tax rate.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to

Employees (“APB 25”). SFAS 123R requires that all stock-based compensation be recognized as an expense in the consolidated financial statements and that such expense be measured at the fair value of the award. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows within the statement of cash flows.

We adopted SFAS 123R using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis; therefore, prior period consolidated financial statements have not been restated. Compensation expense recognized includes the expense of stock rights granted on and subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights subsequent to our initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted prior to our initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and Financial Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2005, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 requires the disclosure of our accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF 06-3 on our consolidated financial statement disclosures.

In October 2005, the FASB issued Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the 2006 had no effect on our consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This Issue was applied to leasehold improvements that were purchased or acquired in reporting periods after June 29, 2005. The application of EITF 05-6 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in 2006 had no effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for us on January 1, 2006. Prior to January 1, 2006, we accounted for grants of stock rights in accordance with APB 25 and provides pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in Note 2 of the consolidated financial statements. In March 2005, Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share-based payment arrangements for public companies. We applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R we recorded $0.3 million and $0.5 million in stock-based compensation in selling, general and administrative expenses during the three and six months ended June 30, 2006, respectively.

In November 2004, FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”) which is an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expenses, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in 2006 had no effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are in the process of implementing an enterprise resource planning (“ERP”) system, developed by SAP, to replace our legacy computer system. This system became operational in April 2006 and we are making appropriate changes to internal controls and procedures as the implementation progresses. Other than the changes required by the implementation of the SAP ERP system, none of which materially impaired or significantly altered the effectiveness of our internal controls over financial reporting, there were no material changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the effectiveness of our internal controls over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our year ending December 31, 2006. The evidence of such compliance is due no later than the time we file our annual report for the year ending December 31, 2006. We believe adequate resources and expertise, both internal and external have been put in place to meet this requirement.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than the risk factor on information technology set forth below which was updated to reflect the implementation of our new enterprise resource system, and the addition of the risk factor on our senior credit facility. The information on this credit facility has been and continues to be disclosed in the notes to the financial statements.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system which we began to implement in the second quarter of 2006. The failure of this system to operate effectively or to integrate with other systems, or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, or negatively impact our system of internal controls over financial reporting, any of which could require significant capital investments to remediate. We cannot assure you that such events will not occur.

Our senior secured credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under our senior secured credit facility. The senior secured credit facility is a revolving facility of up to $75.0 million (based on the current value of our accounts receivable and inventory). We have the option to increase the size of the revolving facility to $100.0 million if certain conditions are satisfied, including meeting certain financial covenants.

Our senior secured credit facility contains a number of significant restrictions that limit our ability, among other things, to:

•	borrow money;

•	use our accounts receivable, inventory, intellectual property and other assets as security in other borrowings or transactions;

•	pay dividends on stock or redeem or acquire any of our securities;

•	sell certain assets;

•	make certain investments;

•	guaranty certain obligations of third parties;

•	undergo a merger or consolidation; and

•	engage in any activity materially different from those presently conducted by us.

The facility also provides the lenders with the ability to reduce the valuation of our inventory and receivables and thereby reduce our ability to borrow under the facility even if we are in compliance with all of the conditions of the facility. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our senior secured credit facility could result in a default under the facility. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our senior secured credit facility bears interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow, which could cause the price of our Class A common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2006 through July 19, 2006, we issued 307,809 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $2.17 per share, for an aggregate amount of consideration of $666,997. The following issuances of Class A Common Stock were made on the date indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
April 7, 2006	11,000	$23,210
April 13, 2006	1,500	3,975
April 19, 2006	30,000	201,300
May 18, 2006	135,200	99,339
May 19, 2006	10,125	23,591
May 22, 2006	1,750	4,638
May 23, 2006	3,000	7,950
May 24, 2006	6,500	17,225
May 25, 2006	4,000	667
May 26, 2006	42,375	112,294
May 30, 2006	10,500	27,825
May 31, 2006	8,250	18,622
June 5, 2006	7,500	5,625
June 8, 2006	3,000	500
June 19, 2006	3,000	6,330
July 3, 2006	2,500	417
July 7, 2006	4,000	8,440
July 10, 2006	6,500	43,497
July 11, 2006	2,000	4,220
July 17, 2006	10,609	52,695
July 18, 2006	2,500	417
July 19, 2006	2,000	4,220

TOTAL	307,809	$666,997

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Stockholders was held on May 31, 2006.

The stockholders elected the following nominees to the Company’s Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

	Number of Votes
Director	For	Withheld
Kevin A. Plank	180,990,685	56,666
Byron K. Adams, Jr.	181,002,761	44,590
Douglas E. Coltharp	181,012,723	34,628
A.B. Krongard	181,012,367	34,984
William R. McDermott	180,930,887	116,464
Harvey L. Sanders	181,002,427	44,924
Thomas J. Sippel	178,410,850	2,636,501

The stockholders approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Registered Public Accounting Firm for the year ending December 31, 2006. There were 180,989,590 affirmative votes, 16,049 negative votes, and 41,710 abstentions.

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

UNDER ARMOUR, INC.

By:	/s/ WAYNE A. MARINO
Wayne A. Marino Chief Financial Officer

Dated: August 2, 2006