Form 10-Q
period 2006-09-30
Under Armour, Inc.
filed 2006-11-08
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Class A Common Stock, $.0003 1/3 par value, 34,387,965 shares outstanding as of October 30, 2006 and Class B Convertible Common Stock, $.0003 1/3 par value, 13,250,000 shares outstanding as of October 30, 2006.

UNDER ARMOUR, INC.

SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$44,257	$62,977
Accounts receivable, net of allowance for doubtful accounts of $1,063 and $521 as of September 30, 2006 and December 31, 2005, respectively	89,667	53,132
Inventories	74,972	53,607
Income taxes receivable	217	—
Prepaid expenses and other current assets	7,888	5,252
Deferred income taxes	12,774	6,822

Total current assets	229,775	181,790
Property and equipment, net	25,804	20,865
Intangible asset, net of amortization	8,250	—
Deferred income taxes	192	—
Other non-current assets	948	1,032

Total assets	$264,969	$203,687

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,302	$31,699
Accrued expenses	22,639	11,449
Income taxes payable	—	716
Current maturities of long term debt	2,631	1,967
Current maturities of capital lease obligations	995	1,841

Total current liabilities	64,567	47,672
Long term debt, net of current maturities	2,552	2,868
Capital lease obligations, net of current maturities	1,041	1,715
Deferred income taxes	—	330
Other long term liabilities	396	272

Total liabilities	68,556	52,857

Commitments and contingencies (see Note 5)
Stockholders’ equity and comprehensive loss
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of September 30, 2006 and December 31, 2005, 34,335,565 shares issued and outstanding as of September 30, 2006; 31,223,351 shares issued and outstanding as of December 31, 2005	11	10
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized as of September 30, 2006 and December 31, 2005, 13,250,000 shares issued and outstanding as of September 30, 2006; 15,200,000 shares issued and outstanding as of December 31, 2005	4	5
Additional paid-in capital	142,537	124,803
Retained earnings	54,525	28,067
Unearned compensation	(586)	(1,889)
Notes receivable from stockholders	(55)	(163)
Accumulated other comprehensive loss	(23)	(3)

Total stockholders’ equity	196,413	150,830

Total liabilities and stockholders’ equity	$264,969	$203,687

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$127,745	$86,606	$295,406	$193,750
Cost of goods sold	63,070	43,641	148,212	100,396

Gross profit	64,675	42,965	147,194	93,354
Operating expenses
Selling, general and administrative expenses	42,692	28,482	107,662	70,329

Income from operations	21,983	14,483	39,532	23,025

Other income (expense)
Interest income (expense), net	177	(836)	1,058	(2,124)

Income before income taxes	22,160	13,647	40,590	20,901
Provision for income taxes	6,190	5,261	13,462	8,176

Net income	15,970	8,386	27,128	12,725
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	599	—	1,796

Net income available to common stockholders	$15,970	$7,787	$27,128	$10,929

Net income available per common share
Basic	$0.34	$0.21	$0.58	$0.30
Diluted	$0.32	$0.20	$0.55	$0.29

Weighted average common shares outstanding
Basic	47,164	36,571	46,848	35,871
Diluted	49,599	39,324	49,512	38,064

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$27,128	$12,725
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	6,774	4,382
Unrealized foreign exchange rate gain	(200)	—
Gain on disposal of fixed assets	—	(20)
Stock-based compensation	1,292	494
Deferred income taxes	(6,445)	(1,448)
Changes in reserves for doubtful accounts, returns, discounts and inventories	5,063	967
Changes in operating assets and liabilities:
Accounts receivable	(38,380)	(20,925)
Inventories	(21,804)	(2,339)
Prepaid expenses and other current assets	(2,624)	(2,640)
Other non-current assets	(48)	(754)
Accounts payable	6,574	8,373
Accrued expenses and other liabilities	7,746	1,744
Income taxes payable and receivable	(932)	1,938

Net cash (used in) provided by operating activities	(15,856)	2,497

Cash flows from investing activities
Purchase of property and equipment	(10,957)	(8,281)
Proceeds from sale of property and equipment	—	54
Purchases of short-term investments	(64,650)	—
Proceeds from sales of short-term investments	64,650	—

Net cash used in investing activities	(10,957)	(8,227)

Cash flows from financing activities
Proceeds from long-term debt	2,119	2,838
Payments on long-term debt	(1,771)	(1,121)
Payments on capital lease obligations	(1,520)	(1,764)
Net proceeds from revolving credit facility	—	9,353
Book overdraft	—	585
Payments of common stock dividends	—	(5,000)
Excess tax benefits from stock-based compensation arrangements	6,521	—
Proceeds from stock-based compensation arrangements	2,789	438
Proceeds from sale of restricted Class A Common Stock	—	498
Payments of debt financing costs	—	(919)
Payments received on notes from stockholders	114	106

Net cash provided by financing activities	8,252	5,014
Effect of exchange rate changes on cash and cash equivalents	(159)	(45)

Net decrease in cash and cash equivalents	(18,720)	(761)
Cash and cash equivalents
Beginning of period	62,977	1,085

End of period	$44,257	$324

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	$734	$—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	1,796
Purchase of equipment through capital leases and subordinated debt	—	2,103
Interest earned on notes receivable from stockholders	5	8
Reversal of unearned compensation and additional paid in capital due to adoption of SFAS 123R	715	—
Conversion of Class B Convertible Common Stock to Class A Common Stock	1	—
Exercise of stock-based compensation arrangements through stockholders’ notes receivable	—	262
Fair market value of warrants granted in partial consideration of intangible asset	8,500	—
Transfer of revolving credit facility to term debt	—	25,000

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

Interim Financial Data

The unaudited interim consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented, in accordance with the rules and regulation of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

The consolidated balance sheet as of December 31, 2005 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005 (the “2005 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2006	20.9%	15.1%	3.6%
Nine months ended September 30, 2005	16.8%	15.7%	3.1%

Accounts receivable
As of September 30, 2006	25.0%	17.7%	5.1%
As of September 30, 2005	27.0%	20.4%	3.9%

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Short-Term Investments

Beginning in the second quarter of 2006, the Company purchased and sold short-term investments consisting of auction rate municipal bonds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. These securities were sold prior to September 30, 2006. Proceeds were invested in highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts, certain discounts, and reserve for returns, and do not bear interest. Beginning in the first quarter of 2006, the majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as opposed to an offset to accounts receivable as in prior years. These specific 2006 customer agreements stipulate settlements to be made through Company cash disbursements as opposed to the issuance of customer credit which had been the historical practice of the Company. Therefore, as of September 30, 2006, there were $6,217 in customer discounts recorded within accrued expenses and only $863 recorded as an offset to accounts receivable. As of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7,391 recorded as an offset to accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. The Company reviews the allowance for doubtful accounts monthly. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Finished goods	$78,464	$57,020
Raw materials	1,718	1,379
Work-in-process	157	95

Subtotal inventories	80,339	58,494
Inventories reserve	(5,367)	(4,887)

Total inventories	$74,972	$53,607

Intangible Asset

The intangible asset, consisting of footwear promotional rights, is amortized using the straight-line method over its estimated useful life through March 2012 (see Note 3 for further details on the intangible asset). The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of the intangible asset may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the intangible asset should be evaluated for possible impairment, the Company reviews the intangible asset to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Income Taxes

The Company recorded $6,190 and $5,261 of income tax expense for the three months ended September 30, 2006 and 2005, respectively, and $13,462 and $8,176 for the nine months ended September 30, 2006 and 2005, respectively. The effective rate for income taxes was 33.2% and 39.1% for the nine months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, the Company adjusted its projected annual effective tax rate for the year downward to reflect the impact of a new state tax credit earned. As a result, the Company’s effective tax rate was 27.9% for the three months ended September 30, 2006 compared to the 38.6% for the same period in the prior year. The Company’s 2006 effective tax rate is expected to be lower than 2005 primarily due to the state tax credit earned in 2006.

Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Capital accounts are translated at historical exchange rates. Unrealized translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in selling, general and administrative expenses.

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

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of sales discounts and certain customer-based incentives along with a reserve for returns, if applicable. Provisions for customer-based incentives such as cooperative advertising, included in selling, general and administrative expenses, are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock and other equity awards. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6: Participating Securities and the Two Class Method Under FASB Statement No. 128, the Convertible Common Stock outstanding prior to our initial public offering has been included in the basic and diluted earnings per share for the three and nine months ended September 30, 2005, as if the shares were converted into Class A Common Stock on a three for one basis. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Net income, as reported	$15,970	$8,386	$27,128	$12,725
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	599	—	1,796

Net income available to common stockholders	$15,970	$7,787	$27,128	$10,929

Denominator
Weighted average common shares outstanding	47,164	36,571	46,848	35,871
Effect of dilutive securities	2,435	2,753	2,664	2,193

Weighted average common shares and dilutive securities outstanding	49,599	39,324	49,512	38,064

Earnings per share - basic	$0.34	$0.21	$0.58	$0.30
Earnings per share - diluted	$0.32	$0.20	$0.55	$0.29

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Stock-Based Compensation

The Company has two equity incentive plans under which it has granted or may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other equity awards, collectively “stock rights” (see Note 8 for further details on these plans).

The Company has historically accounted for grants of stock rights to non-employees at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). For the three and nine months ended September 30, 2005, the Company recognized $33 and $43, respectively, in stock-based compensation expense relating to fully vested stock rights granted to non-employees. No expense was recognized in 2006 relating to stock rights granted to non-employees.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R requires that all stock rights granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows instead of operating cash flows.

The Company adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense for grants of stock rights to employees and directors on a prospective basis; therefore, prior period financial statements have not been restated. The compensation expense to be recognized includes the expense of stock rights granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $586 as of September 30, 2006 is fully amortized through 2010. In addition, as of the January 1, 2006 adoption date, the Company reversed $715 in unearned compensation and the related additional paid in capital due to unvested equity awards granted between the initial filing of the Company’s S-1 Registration Statement and the January 1, 2006 SFAS 123R adoption date. For the three months ended September 30, 2006 and 2005, the Company recognized $113 and $286, respectively, and for the nine months ended September 30, 2006 and 2005, the Company recognized $317 and $451, respectively, in amortization of unearned compensation in accordance with APB 25 and FIN 28.

Consistent with the valuation method used for the disclosure only provisions of SFAS 123, the Company is using the Black-Scholes option-pricing model to value compensation expense under SFAS 123R. As permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”), the expected life of options

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

granted is calculated using an expected life equal to the time from grant to the midpoint between the vesting date and the contractual term, while considering the vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected option life. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized on a straight-line basis over the total vesting period, which is the implied requisite service period and net of forfeitures which are estimated at the date of grant based on historical rates. Under the provisions of SFAS 123R, as of September 30, 2006, the Company had $5,582 of unrecognized compensation expense expected to be recognized over a weighted average period of 4.0 years. The Company recognized $495 and $975 in stock-based compensation expense in selling, general and administrative expenses for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS 123R.

Had the Company elected to account for all stock rights to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the three and nine months ended September 30, 2006 and 2005 would have been reported as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income, as reported	$15,970	$8,386	$27,128	$12,725
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	599	—	1,796

Net income available to common stockholders	15,970	7,787	27,128	10,929
Add: stock-based compensation expense included in reported net income, net of taxes	439	197	864	302
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(459)	(176)	(935)	(266)

Pro forma net income	$15,950	$7,808	$27,057	$10,965

Earnings per share including SFAS 123 compensation expense
Basic, pro forma	$0.34	$0.21	$0.58	$0.31
Diluted, pro forma	$0.32	$0.20	$0.55	$0.29

Basic, as reported	$0.34	$0.21	$0.58	$0.30
Diluted, as reported	$0.32	$0.20	$0.55	$0.29

The weighted average fair value of an option granted during the nine months ended September 30, 2006 and 2005 was $16.12 and $0.58, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.6% - 5.0%	3.86% - 4.29%
Average expected life in years	5.5 - 6.5	5
Expected volatility	44.6% - 46.1%	0%
Expected dividend yield	0%	0%

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, including estimates relating to assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Standards

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In October 2005, the FASB issued Staff Position No. (“FSP”) SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in the first quarter of 2006 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company on January 1, 2006. Prior to January 1, 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in “Stock-Based Compensation” above. In March 2005, SAB 107 was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share-based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R, the Company recorded $495 and $975 in stock-based compensation expense during the three and nine months ended September 30, 2006, respectively.

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

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

3. Intangible Asset, Net of Amortization

In August 2006, the Company and NFL Properties LLC (“NFL Properties”) entered into a Promotional Rights Agreement (the “NFL Agreement”) in which the Company became an authorized supplier of footwear to the National Football League. As partial consideration for the NFL Agreement which expires in March 2012, the Company issued to NFL Properties fully vested and non-forfeitable warrants to purchase 480,000 shares of the Company’s Class A Common Stock. The resulting $8,500 intangible asset was determined based on the fair value of the warrants as established by an independent third party valuation. The intangible asset is amortized using the straight-line method over the term of the NFL Agreement.

As of September 30, 2006, the carrying amount of the intangible asset was $8,250, which comprises the original fair value, net of $250 in accumulated amortization. Amortization expense, which is included in selling, general and administrative expenses, was $250 for the three and nine months ended September 30, 2006. The estimated amortization expense of the intangible asset is $625 for the year ended December 31, 2006 and $1,500 for each of the years ended December 31, 2007 through December 31, 2010.

4. Revolving Credit Facility and Long Term Debt

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

In November 2005, the Company repaid the $25,000 term note plus interest with proceeds from the initial public offering (see Note 6). The term note portion of the financing agreement was then terminated and as such the Company expensed $265 of deferred financing costs during the fourth quarter of 2005. With the termination of the term note, the Company’s trademarks and other intellectual property were released as a component of the collateral.

The Company has available borrowings under the revolving credit facility up to $75,000 based on the Company’s eligible inventory and accounts receivable balances. The Company has the option to increase the borrowings under the revolving credit facility up to $100,000 if certain conditions are satisfied. With proceeds from the initial public offering in November 2005, the Company paid the $12,200 balance outstanding under the revolving credit facility. As of September 30, 2006, the Company’s available borrowings under the revolving credit facility were $75,000 based on the Company’s eligible inventory and accounts receivable balances. Any balance on the revolving credit facility must be repaid in full in 2010.

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

In March 2005, the Company entered into a loan and security agreement with a lending institution to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through September 30, 2006, the Company has financed $7,915 of capital investments under this agreement. Interest on outstanding borrowings accrues at an average annual rate of 6.5%. At September 30, 2006, the outstanding principal balance was $5,183.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

In December 2003, the Company entered into a master loan and security agreement with a lending institution which was subordinate to the revolving credit facility. Under this agreement, the Company borrowed $1,300 for the purchase of qualifying furniture and fixtures. The interest rate was 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during February 2006.

Interest expense for all debt, which includes the amortization of deferred financing costs, was $204 and $841 for the three months ended September 30, 2006 and 2005, respectively, and $594 and $2,132 for the nine months ended September 30, 2006 and 2005, respectively.

5. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In addition, within the normal course of business, the Company enters into contractual commitments, such as collegiate sponsorship agreements and official supplier agreements, in order to promote the Company’s brand and products. These agreements include scheduled sponsorship fee payments or rights fee payments, along with other purchase or product supply obligations over the terms of the agreements.

6. Stockholders’ Equity

On August 3, 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480,000 shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which are recorded as an intangible asset (see Note 3). The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price on the NASDAQ Global Market of the Company’s Class A Common Stock on August 2, 2006. None of the warrants may be exercised until one year from the issue date, at which time 240,000 warrants may be exercised, with the remaining 240,000 warrants becoming exercisable three years from the issue date. The fair value of the warrants was determined using an independent third party valuation.

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

All Class A Common Stock shares presented in the consolidated financial statements and the notes to the consolidated financial statements reflect a three-for-one stock split effective in May, 2005.

7. Mandatorily Redeemable Series A Preferred Stock

On September 30, 2003, the Company issued 1,200,000 shares of Series A Preferred Stock for $4,356 in cash proceeds net of $133 in stock issuance costs. Holders of the Series A Preferred Stock had limited voting rights and certain protective rights regarding major business decisions of the Company and the payment of dividends to common stockholders. Holders of the Series A Preferred Stock had the ability to appoint one member to the Company’s Board of Directors.

The holders of the Series A Preferred Stock were entitled to receive cumulative preferential dividends at 8% of the stated redemption value of $10 per share compounded annually if declared by the Board of Directors. The Series A Preferred Stock was redeemable at the option of the holders in September 2008 at a redemption price of $10 per share, plus 125% of accrued but unpaid dividends plus 25% of any previously declared dividends that were not paid within 120 days after the respective year end (the “Redemption Price”). The Series A Preferred Stock also carried a liquidation preference equal to its stated Redemption Price and could be redeemed by the Company at any time at the then stated Redemption Price. The amount of the Redemption Price, including issuance costs, was being accreted to the value of the Series A Preferred Stock each year. For the nine months ended September 30, 2005, $1,796 had been accreted to the Redemption Price of the Series A Preferred Stock during the period. As required, the Series A Preferred Stock was redeemed at the $10 stated value per share, or $12,000, upon the consummation of the Company’s initial public offering.

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

The 2005 Plan terminates as of the Company’s 2009 annual meeting of stockholders unless it is approved by stockholders prior to such meeting. If the 2005 Plan is approved by stockholders during this time period, it terminates in 2015. As of September 30, 2006, 2,212,496 shares are available for future grants of awards under the 2005 Plan.

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

2006 Non-Employee Director Compensation Plan and Deferred Stock Unit Plan

In April 2006, the Board of Directors adopted the Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (the “2006 Director Compensation Plan”) and the Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “2006 DSU Plan”), each effective May 31, 2006. The 2006 Director Compensation Plan provides for cash compensation and awards of stock options and restricted stock units to non-employee Directors of the Company under the 2005 Plan. Non-employee Directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the 2006 DSU Plan. Each new non-employee Director will receive an award of restricted stock units upon the initial election to the Board, with the units vesting in three equal annual installments. In addition, each non-employee Director will receive an annual grant of stock options under the 2005 Plan and an annual award of restricted stock units following each annual stockholders’ meeting, vesting 100% on the date of the next annual stockholders’ meeting following the grant date.

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

On May 31, 2006 following the Company’s 2006 annual stockholders’ meeting, a total of 4,202 restricted stock units were granted to all non-employee Directors of the Company pursuant to the 2006 Director Compensation Plan. The fair market value of each restricted stock unit was $35.70, which was the closing price of the Company’s Class A Common Stock on the date of grant. One hundred percent of the restricted stock units vest on the date of the next annual stockholders’ meeting following the grant date. Upon vesting, the restricted stock units will automatically convert to deferred stock units on a one-for-one basis.

A summary of the Company’s stock awards outstanding as of September 30, 2006, and changes during the nine months then ended are presented below:

	Stock Options		Restricted Stock
	Number of Stock Options	Weighted Average Exercise Price	Number of Restricted Shares	Weighted Average FMV
Outstanding, beginning of period	4,215,124	$3.42	125,200	$7.79
Granted	181,425	35.48	69,600	37.36
Exercised	(1,112,159)	2.18	—	—
Forfeited	(355,775)	4.14	(6,300)	18.61

Outstanding, end of period	2,928,615	$5.79	188,500	$18.35

Options exercisable at period-end	805,433	$1.99

In addition to the 188,500 shares of restricted stock shown above as of September 30, 2006, there were an additional 131,070 shares of restricted stock outstanding that were purchased by members of the Board of Directors. These shares of restricted stock vest through September 2007.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Total Intrinsic Value
$0.17	391,300	$0.17	4.8	$15,595	391,300	$0.17	$15,595
$0.75 - $0.83	82,500	0.78	5.5	3,237	82,500	0.78	3,237
$1.77 - $2.65	1,694,280	2.28	4.2	63,937	249,381	2.23	9,424
$10.77 - $13.00	583,010	11.43	4.3	16,667	82,252	11.18	2,372
$28.65 - $38.85	177,525	$35.41	9.5	819	—	$—	—

	2,928,615			$100,255	805,433		$30,628

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share and share amounts)

9. Segment Data and Related Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Mens	$79,233	$57,476	$173,620	$129,545
Womens	26,513	18,067	59,586	36,770
Youth	10,980	6,783	22,095	13,241

Apparel	116,726	82,326	255,301	179,556
Footwear	2,001	—	17,585	—
Accessories	3,794	1,050	11,481	7,359

Total net sales	122,521	83,376	284,367	186,915
License revenues	5,224	3,230	11,039	6,835

Total net revenues	$127,745	$86,606	$295,406	$193,750

The table below summarizes product net revenues by geographic regions based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

U.S. and Canada	$123,567	$85,409	$288,812	$189,837
Other foreign countries	4,178	1,197	6,594	3,913

Total net revenues	$127,745	$86,606	$295,406	$193,750

During the nine months ended September 30, 2006 and 2005, substantially all of the Company’s long-lived assets were located in the United States.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our 2005 Form 10-K, as updated in subsequent Forms 10-Q, under “Risk Factors” and in “Qualitative and Quantitative Disclosures About Market Risk.” These factors include, without limitation:

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

We reported net revenues of $295.4 million for the first nine months of 2006, which represented a 52.5% increase from the same period of 2005. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increase in sales of our mens, womens and youth products and the introduction of footwear.

We plan to continue to increase our net revenues by building upon our relationships with existing customers and expanding our product offerings in new and existing retail stores. By September 30, 2006, our products were offered primarily in the United States, Canada and Japan, as well as in France, Germany, the United Kingdom and the Netherlands, in over 10,000 retail stores, up from approximately 500 retail stores in 2000. In June 2006, we launched our new footwear products with the introduction of football cleats and slides. New product offerings in 2007 will include baseball cleats, which we will begin shipping in the fourth quarter of 2006. In addition, we plan to expand our product offerings to include additional men’s and women’s performance products as well as expand further into off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. As we expand into new product lines, sales of our existing product lines continue to grow.

To date, a large majority of our products have been sold in the United States. We believe that our products appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold in the Japanese market place through a licensee. We began selling our products in Canada during 2003 and in the United Kingdom through independent sales agents in 2005. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and expanding our Canadian and European distribution, including France and Germany. In order to support this initiative, during the first quarter of 2006 we opened a new European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

During the first nine months of 2006, we reported license revenues of $11.0 million which represented a 61.5% increase from the same period of 2005. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags and other accessories. During 2006 we entered into new licensing agreements, including distribution of products to college bookstores and golf pro shops. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

Internal Controls

Since 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls over financial reporting. This included the hiring of a Director of Internal Audit and the formation of an Internal Audit Department, along with the initiation of a Company-wide internal controls improvement project. The focus of the improvement project, and the steering committee founded to oversee the project, has been to design, implement and maintain a system of internal controls sufficient to satisfy our reporting obligations as a public company. Throughout 2005 and the first nine months of 2006, we documented significant processes and identified areas requiring improvement. We are designing enhanced processes and controls to address those areas. We are continuing these initiatives, as well as preparing for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), for the year ending December 31, 2006. During 2006, one of the major public accounting firms has been assisting us with these efforts. We believe this added expertise and experience, under the direction of our Director of Internal Audit, will be adequate to complete the project. We intend to continue working closely with our independent registered public accounting firm and the Audit Committee of the Board of Directors during this process.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net revenues	$127,745	$86,606	$295,406	$193,750
Cost of goods sold	63,070	43,641	148,212	100,396

Gross profit	64,675	42,965	147,194	93,354
Selling, general and administrative expenses	42,692	28,482	107,662	70,329

Income from operations	21,983	14,483	39,532	23,025
Interest income (expense), net	177	(836)	1,058	(2,124)

Income before income taxes	22,160	13,647	40,590	20,901
Provision for income taxes	6,190	5,261	13,462	8,176

Net income	$15,970	$8,386	$27,128	$12,725

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.4%	50.4%	50.2%	51.8%

Gross profit	50.6%	49.6%	49.8%	48.2%
Selling, general and administrative expenses	33.4%	32.9%	36.4%	36.3%

Income from operations	17.2%	16.7%	13.4%	11.9%
Interest income (expense), net	0.1%	(0.9%)	0.3%	(1.1%)

Income before income taxes	17.3%	15.8%	13.7%	10.8%
Provision for income taxes	4.8%	6.1%	4.5%	4.2%

Net income	12.5%	9.7%	9.2%	6.6%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net revenues increased $41.1 million, or 47.5%, to $127.7 million for the three months ended September 30, 2006 from $86.6 million for the same period in 2005. This increase was the result of increases in both our net sales and license revenues as reflected in the product category table below.

	Three Months Ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Mens	$79,233	$57,476	$21,757	37.9%
Womens	26,513	18,067	8,446	46.8%
Youth	10,980	6,783	4,197	61.9%

Apparel	116,726	82,326	34,400	41.8%
Footwear	2,001	—	2,001	—
Accessories	3,794	1,050	2,744	261.3%

Total net sales	122,521	83,376	39,145	47.0%
License revenues	5,224	3,230	1,994	61.7%

Total net revenues	$127,745	$86,606	$41,139	47.5%

Net sales increased $39.1 million, or 47.0%, to $122.5 million for the three months ended September 30, 2006 from $83.4 million during the same period in 2005 as noted in the table above. The increase in net sales primarily reflects:

•	continued unit volume growth of our existing apparel products, such as ColdGear® compression products, primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing apparel products remained relatively unchanged;

•	increased womens and youth market penetration by leveraging current customer relationships; and

•	new products introduced subsequent to September 30, 2005 within all product categories, most significantly in our compression and training categories.

License revenues increased $2.0 million, or 61.7%, to $5.2 million for the three months ended September 30, 2006 from $3.2 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now includes distribution of products to college bookstores and golf pro shops.

Gross profit increased $21.7 million to $64.7 million for the three months ended September 30, 2006 from $43.0 million for the same period in 2005. Gross profit as a percentage of net revenues, or gross margin, increased approximately 100 basis points to 50.6% for the three months ended September 30, 2006 from 49.6% during the same period in 2005. This increase in gross margin was primarily driven by the following:

•	lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for an approximate 170 basis point increase;

•	increased direct to consumer higher margin sales, along with increased license revenues, accounting for an approximate 80 basis point increase; partially offset by

•	increased sales returns and allowances, along with inventory reserves, partially offset by lower customer incentives as a percentage of net revenues, accounting for an approximate 100 basis point decrease; and

•	lower gross margin attributable to the introduction of our footwear products which have lower profit margins than our current apparel products, accounting for an approximate 50 basis point decrease.

Selling, general and administrative expenses increased $14.2 million to $42.7 million for the three months ended September 30, 2006 from $28.5 million for the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 33.4% for the three months ended September 30, 2006 from 32.9% for the same period in 2005. These changes were primarily attributable to the following:

•	Marketing costs increased $2.7 million to $12.8 million for the three months ended September 30, 2006 from $10.1 million during the same period in 2005 primarily due to the new footwear promotional rights agreement with NFL Properties, LLC (the “NFL Agreement”), sponsorship of new teams on the collegiate level, increased in-store marketing signage and fixtures, and marketing salaries. These increases are partially offset by lower film advertising campaign expenditures in the third quarter of 2006 compared to the same period in the prior year. As a percentage of net revenues, marketing costs decreased to 10.0% for the three months ended September 30, 2006 from 11.7% during the same period in 2005 primarily due to the timing of our advertising campaigns.

•	Selling costs increased $2.4 million to $6.5 million for the three months ended September 30, 2006 from $4.1 million during the same period in 2005. This increase was primarily due to continued investment in our international growth initiatives, including the further development of our European business, increased headcount in our sales force and cooperative advertising with our customers. As a percentage of net revenues, selling costs increased to 5.2% during the three months ended September 30, 2006 from 4.8% in 2005 primarily due to our international growth initiatives.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $2.9 million to $10.4 million during the three months ended September 30, 2006 from $7.5 million during the same period in 2005. The increase during the third quarter of 2006 was due primarily to the following initiatives: we continued to build our team to design and source our expanding apparel and footwear lines; we added personnel to our information technology team to support our enterprise resource planning (“ERP”) system; we added distribution facility personnel to support our growth; we added personnel to operate our seven new retail outlet stores; and we added personnel to our legal and compliance team. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 8.2% during the three months ended September 30, 2006 from 8.6% during the same period in 2005 due to the continued increase in net revenues period-over-period.

•	Other corporate costs, excluding payroll and related costs, increased $6.1 million to $12.9 million during the three months ended September 30, 2006 from $6.8 million during the same period in 2005. This increase was attributable primarily to the expansion of our leased corporate office space, additional distribution facility operating costs to support our growth, additional retail outlet store leases and operating costs, increased costs relating to further development of our Global Direct (website and catalog sales) program, post-implementation consulting costs and depreciation expense related to our new ERP system, and increased audit fees and SOX compliance costs. As a percentage of net revenues, other corporate costs increased to 10.1% during the three months ended September 30, 2006 from 7.8% during the same period in 2005 primarily due to the items noted above.

Income from operations increased $7.5 million, or 51.8%, to $22.0 million during the three months ended September 30, 2006 from $14.5 million during the same period in 2005. Income from operations as a percentage of net revenues increased to 17.2% during the three months ended September 30, 2006 from 16.7% during the same period in 2005. This increase was primarily a result of the increase in gross margin noted above, partially offset by an increase in selling, general and administrative expenses.

Interest income (expense), net increased $1.0 million to $0.2 million in net interest income during the three months ended September 30, 2006 from $0.8 million in net interest expense during the same period in 2005. This increase primarily was due to the repayment of our revolving credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

Provision for income taxes increased $0.9 million to $6.2 million during the three months ended September 30, 2006 from $5.3 million during the same period in 2005. During the three months ended September 30, 2006, we adjusted our projected annual effective tax rate for the year downward to reflect the impact of a new state tax credit earned. As a result, our effective tax rate was 27.9% for the three months ended September 30, 2006 compared to 38.6% during the same period in 2005. The Company’s 2006 annual effective tax rate is expected to approximate 33.6% primarily due to the state tax credit earned in 2006.

Net income increased $7.6 million, or 90.4%, to $16.0 million during the three months ended September 30, 2006 from $8.4 million during the same period in 2005, as a result of the factors described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net revenues increased $101.6 million, or 52.5%, to $295.4 million for the nine months ended September 30, 2006 from $193.8 million for the same period in 2005. This increase was the result of increases in both our net sales and license revenues as reflected in the product category table below.

	Nine Months Ended September 30,
(In thousands)	2006	2005	$ Change	% Change
Mens	$173,620	$129,545	$44,075	34.0%
Womens	59,586	36,770	22,816	62.1%
Youth	22,095	13,241	8,854	66.9%

Apparel	255,301	179,556	75,745	42.2%
Footwear	17,585	—	17,585	—
Accessories	11,481	7,359	4,122	56.0%

Total net sales	284,367	186,915	97,452	52.1%
License revenues	11,039	6,835	4,204	61.5%

Total net revenues	$295,406	$193,750	$101,656	52.5%

Net sales increased $97.5 million, or 52.1%, to $284.4 million for the nine months ended September 30, 2006 from $186.9 million during the same period in 2005 as noted in the table above. The increase in net sales primarily reflects:

•	$17.6 million of new footwear product sales, primarily football cleats, which were introduced in the second quarter of 2006;

•	continued unit volume growth of our existing products, such as ColdGear® compression products, primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing products remained relatively unchanged;

•	increased womens and youth market penetration by leveraging current customer relationships; and

•	new products introduced subsequent to September 30, 2005 within all product categories, most significantly in our compression and training categories.

License revenues increased $4.2 million, or 61.5%, to $11.0 million for the nine months ended September 30, 2006 from $6.8 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now includes distribution of products to college bookstores and golf pro shops.

Gross profit increased $53.8 million to $147.2 million for the nine months ended September 30, 2006 from $93.4 million for the same period in 2005. Gross profit as a percentage of net revenues, or gross margin, increased approximately 160 basis points to 49.8% for the nine month period ending September 30, 2006 from 48.2% during the same period in 2005. This increase in gross margin was primarily driven by the following:

•	lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for an approximate 240 basis point increase;

•	decreased close-out sales in the 2006 period, accounting for an approximate 70 basis point increase;

•	increased direct to consumer higher margin sales, along with increased license revenues, accounting for an approximate 40 basis point increase; partially offset by

•	lower gross margin attributable to the introduction of our footwear products which have lower profit margins than our current apparel products, accounting for an approximate 100 basis point decrease; and

•	increased sales returns and allowances, partially offset by lower customer incentives as a percentage of net revenues, accounting for an approximate 90 basis point decrease.

Selling, general and administrative expenses increased $37.4 million to $107.7 million for the nine months ended September 30, 2006 from $70.3 million for the same period in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 36.4% for the nine months ended September 30, 2006 from 36.3% for the same period in 2005. These changes were primarily attributable to the following:

•	Marketing costs increased $7.9 million to $30.9 million for the nine months ended September 30, 2006 from $23.0 million during the same period in 2005 primarily due to the NFL Agreement, sponsorship of new teams on the collegiate level, increased in-store marketing signage and fixtures and marketing salaries. As a percentage of net revenues, marketing costs decreased to 10.5% for the nine months ended September 30, 2006 from 11.9% during the same period in 2005 due primarily to the to the timing of our advertising campaigns.

•	Selling costs increased $7.2 million to $18.6 million for the nine months ended September 30, 2006 from $11.4 million during the same period in 2005. This increase was primarily due to startup costs and continued investment in our international growth initiatives, including the establishment of our European business, and increased headcount in our domestic and international sales force. As a percentage of net revenues, selling costs increased to 6.3% during the nine months ended September 30, 2006 from 5.9% in 2005 primarily due to our international growth initiatives.

•	Payroll and related costs (excluding those specifically related to marketing and selling) increased $8.9 million to $28.1 million during the nine months ended September 30, 2006 from $19.2 million during the same period in 2005. The increase during the nine months ended September 30, 2006 was primarily due to the following initiatives: we continued to build our team to design and source our expanding apparel and footwear lines; we added personnel to our information technology team to support our ERP system; we added distribution facility personnel to support our growth; we added personnel to operate our seven new retail outlet stores; we added personnel to support our expanding Global Direct program; and we added personnel to our legal and compliance team. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 9.5% during the nine months ended September 30, 2006 from 9.9% during the same period in 2005 due to the continued increase in net revenues period-over-period.

•	Other corporate costs, excluding payroll and related costs, increased $13.4 million to $30.1 million during the nine months ended September 30, 2006 from $16.7 million during the same period in 2005. This increase was primarily attributable to additional distribution facility operating costs, additional retail outlet store leases and operating costs, increased costs relating to further development of our Global Direct program, litigation reserves incidental to our business, post-implementation consulting costs and depreciation expense related to our new ERP system along with necessary costs associated with being a public company, including increased audit fees, insurance and SOX compliance costs. As a percentage of net revenues, other corporate costs increased to 10.2% during the nine months ended September 30, 2006 from 8.6% during the same period in 2005 due to the items noted above.

Income from operations increased $16.5 million, or 71.7%, to $39.5 million during the nine months ended September 30, 2006 from $23.0 million during the same period in 2005. Income from operations as a percentage of net revenues increased to 13.4% during the nine months ended September 30, 2006 from 11.9% during the same period in 2005. This increase was primarily a result of increases in gross margin.

Interest income (expense), net increased $3.2 million to $1.1 million in net interest income during the nine months ended September 30, 2006 from $2.1 million in net interest expense during the same period in 2005. This increase was due to the repayment of our revolving credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

Provision for income taxes increased $5.3 million to $13.5 million during the nine months ended September 30, 2006 from $8.2 million during the same period in 2005. During the three months ended September 30, 2006, we adjusted our projected annual effective tax rate for the year downward to reflect the impact of a new state tax credit earned. As a result, our effective tax rate was 33.2% for the nine months ended September 30, 2006 compared to 39.1% during the same period in 2005. The Company’s 2006 annual effective tax rate is expected to approximate 33.6% primarily due to the state tax credit earned in 2006.

Net income increased $14.4 million, or 113.2%, to $27.1 million during the nine months ended September 30, 2006 from $12.7 million during the same period in 2005, as a result of the factors described above.

Seasonality

During 2005 and 2004, we recognized approximately 76% and 79%, respectively, of our income from operations in the last six months of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear® line. Approximately 62% and 66% of our net revenues were generated during the last two quarters of 2005 and 2004, respectively. The level of our working capital reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

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

We believe that our cash from operations and borrowings available to us under our senior and subordinated debt facilities, together with cash and cash equivalents on hand will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods stated:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net cash (used in) provided by:
Operating activities	$(15,856)	$2,497
Investing activities	(10,957)	(8,227)
Financing activities	8,252	5,014
Effect of exchange rate changes on cash and cash equivalents	(159)	(45)

Net decrease in cash and cash equivalents	$(18,720)	$(761)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation, deferred income taxes, changes in reserves for doubtful accounts, returns, discounts and inventories and the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash used in operating activities was $15.9 million during the nine months ended September 30, 2006 compared to cash provided by operating activities of $2.5 million during the same period in 2005. This $18.4 million additional net use of cash in operating activities was primarily due to the following:

•	Higher investment in receivables of approximately $17.5 million period-over-period. The increase is partially attributable to the increase in net sales of 47.0% in the third quarter of 2006 as compared to the same period last year, as well as a higher concentration of net sales and receivables from our larger sporting goods customers which generally are extended more favorable payment terms compared to our other customers.

•	Building inventory levels during the first nine months of 2006 to support our anticipated sales growth, along with our initial inventory build-up to service our new European business.

The reductions in positive cash flows noted above were partially offset by an increase in net income of $14.4 million period-over-period, along with lower cash outflows related to the timing of cash outflows related to certain accrued expenses.

Beginning in 2006, the majority of incentives earned by our customers requires us to make a cash disbursement to such customers and are recorded as liabilities within accrued expenses. Historically, however, we did not typically make cash disbursements in connection with customer incentives but rather credited these customers’ accounts and accounted for such incentives as an offset to accounts receivable. As a result, as of September 30, 2006, there were $6.2 million in customer discounts recorded within accrued expenses and only $0.9 million recorded as an offset to accounts receivable. However, as of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7.4 million recorded as an offset to accounts receivable. This 2006 change in customer agreements and the related accounting impact will contribute to higher net accounts receivable balances and accrued expenses in 2006 and future periods as compared to 2005 and prior periods.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $2.8 million to $11.0 million during the nine months ended September 30, 2006 from $8.2 million during the same period in 2005. This increase in cash used in investing activities primarily represents the additional costs to implement our new ERP system, expanding our in-store fixture program and the build-out of our new retail outlet stores. The new ERP system became operational in April 2006. Our total capital investment in connection with the initial implementation and ongoing upgrades of the ERP system and increased functionality is expected to be approximately $10.5 million over a five-year period.

In April 2006, we began investing a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. All investments in these securities were sold prior to September 30, 2006. Proceeds were invested in highly liquid investments with an original maturity of three months or less.

Anticipated capital investments for all of 2006 are approximately $15.0 to $16.0 million representing approximately $6.5 million in our in-store fixture program, approximately $3.0 million for our information technology initiatives including our newly implemented ERP system, approximately $2.5 million in improvements to our distribution facility, approximately $2.4 million in additional investments in our retail outlet stores and other general corporate needs.

Financing Activities

Cash provided by financing activities increased $3.3 million to $8.3 million during the nine months ended September 30, 2006 compared to cash provided by financing activities of $5.0 million during the same period in 2005. This increase period-over-period was primarily due to proceeds and excess tax benefits received from our stock-based compensation arrangements, coupled with the impact of not declaring or paying dividends in the 2006 period. The 2005 period includes the receipt of proceeds from the revolving credit facility.

Revolving Credit Facility Agreement

In November 2005, we repaid the $25.0 million term note plus interest with proceeds from the initial public offering (see Note 6 of the consolidated financial statements). The term note portion of the financing agreement was then terminated and as such we expensed $0.3 million of deferred financing costs during the fourth quarter of 2005. With the termination of the term note, our trademarks and other intellectual property were released as a component of the collateral.

We currently have available borrowings of up to $75.0 million through 2010 under the revolving credit facility based on our eligible inventory and accounts receivable balances. We have the option to increase the size of the revolving credit facility up to $100.0 million if certain conditions are satisfied. The revolving credit facility bears interest based on the monthly average daily balance outstanding at, our option, either LIBOR plus an applicable margin (varying from 1.75% to 3.00%) or JP Morgan Chase Bank’s prime rate plus an applicable margin (varying from -0.75% to 0.50%). The applicable margin is calculated quarterly and varies based on certain financial ratios as defined in the agreement. The revolving credit facility also carries a line of credit fee for available but unused borrowings which can vary from 0.13% to 0.63% based on certain ratios as defined in the agreement.

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

This agreement also provides the lenders with the ability to reduce the valuation of our inventory and receivables and thereby reduce our ability to borrow under the revolving credit facility even if we are in compliance with all conditions of the agreement. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability of $15.0 million. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our revolving credit facility could result in a default under the facility. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our revolving credit facility bears interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. As of September 30, 2006 there were no amounts outstanding under the revolving credit facility, and we were in compliance with these covenants.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with SunTrust Bank to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets, but is otherwise subordinate to the revolving credit facility. Through September 30, 2006, we have financed $7.9 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average annual rate of 6.5%. At September 30, 2006, the outstanding principal balance was $5.2 million.

In December 2003, we entered into a master loan and security agreement with Wachovia Bank, National Association, which was subordinate to the revolving credit facility. Under this agreement, we borrowed $1.3 million for the purchase of qualifying furniture and fixtures. The interest rate was 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during February 2006.

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

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which we made such a determination. The risk associated with uncollectible accounts receivable may be partially mitigated by our Credit Approved Receivables Agreement. Under this agreement, we have the ability to transfer credit risk for certain customers approved by the lender. Within these customers, we specifically identify individual invoices (“Approved Receivables”), up to a customer-specific maximum amount, for credit risk coverage. We incur a fee for the amount of Approved Receivables to be covered. Only upon the financial inability of a covered customer to pay such invoices, and subject to us maintaining certain collection and reporting procedures, will the credit risk associated with the Approved Receivables be transferred to the lender. Historically, we have not transferred such credit risk on any Approved Receivables, and no transactions have ever been consummated under the Credit Approved Receivables Agreement. Due to our growing sales concentration with lower risk, larger sporting good retailers, and our historical low level of credit losses, at September 30, 2006 we elected not to utilize our credit risk coverage.

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

Long-Lived Assets

The acquisition of long-lived assets, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures, is recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Intangible Asset

An intangible asset that is determined to have a definite life is amortized over the asset’s estimated useful life and is evaluated and measured for impairment in accordance with our Long-Lived Assets critical accounting policy discussed above.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future (see Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation).

New Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2005, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 requires the disclosure of our accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF 06-3 on our consolidated financial statement disclosures.

In October 2005, the FASB issued Staff Position No. SFAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP SFAS 13-1”). FSP SFAS 13-1 concludes that there is no distinction between the right to use a leased asset during and after the construction period; therefore rental costs incurred during the construction period should be recognized as rental expense and deducted from income from continuing operations. FSP SFAS 13-1 is effective for the first reporting period beginning after December 15, 2005, although early adoption is permitted. The adoption of FSP SFAS 13-1 in 2006 had no material effect on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for us on January 1, 2006. Prior to January 1, 2006, we accounted for grants of stock rights in accordance with APB 25 and provides pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in Note 2 of the consolidated financial statements. In March 2005, Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share-based payment arrangements for public companies. We applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R we recorded $0.5 million and $1.0 million in stock-based compensation in selling, general and administrative expenses during the three and nine months ended September 30, 2006, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated on the Company’s Form 10-Q for the quarter ended June 30, 2006, have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 20, 2006 through October 10, 2006, we issued 185,016 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $3.80 per share, for an aggregate amount of consideration of $702,988. The following issuances of Class A Common Stock were made on the date indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
July 26, 2006	3,500	$2,527
July 31, 2006	8,775	21,958
August 1, 2006	16,500	15,225
August 2, 2006	13,125	16,157
August 3, 2006	7,250	6,796
August 4, 2006	1,000	2,110
August 7, 2006	4,500	11,925
August 8, 2006	2,450	6,493
August 9, 2006	500	83
August 10, 2006	11,600	13,788
August 11, 2006	1,000	1,138
August 14, 2006	2,000	1,607
August 15, 2006	1,700	1,449
August 18, 2006	10,600	113,350
August 22, 2006	3,000	21,707
August 24, 2006	1,500	16,155
August 25,2006	5,000	29,285
August 28, 2006	7,925	69,721
August 30, 2006	5,891	10,487
August 31, 2006	3,000	24,190
September 1, 2006	4,700	8,190
September 5, 2006	8,000	45,690
September 8, 2006	4,000	666
September 11, 2006	9,500	67,147
September 18, 2006	12,500	90,797
September 25, 2006	12,500	90,797
October 2, 2006	4,500	4,636
October 5, 2006	500	83
October 9, 2006	5,500	6,747
October 10, 2006	12,500	2,084

TOTAL	185,016	$702,988

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 5. OTHER INFORMATION

On October 19, 2006, the Company entered into an Industrial Lease Agreement with Marley Neck 3R, LLC to lease an additional distribution facility. The lease commences on November 1, 2006 and ends on April 30, 2013, with one option to extend the lease term for an additional five years. The leased space is 100,000 square feet with obligations to increase to 308,000 square feet by May 1, 2009. A copy of this agreement is filed as Exhibit 10.1 to this Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.
10.1	Industrial Lease Agreement between the Company and Marley Neck 3R, LLC dated October 19, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ WAYNE A. MARINO
Wayne A. Marino
Executive Vice President and Chief Financial Officer

Dated: November 7, 2006