Form 10-K
period 2006-12-31
Under Armour, Inc.
filed 2007-02-28
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-51626

UNDER ARMOUR, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Hull Street Baltimore, Maryland 21230	(410) 454-6428
(Address of principal executive offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was approximately $1,076,484,751.

Class A Common Stock, $.0003  1/3 par value, 34,598,576 shares outstanding as of January 31, 2007 and Class B Convertible Common Stock, $.0003  1/3 par value, 13,250,000 shares outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2007 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Our principal business activity is the design, development, marketing and distribution of technologically advanced, branded performance products for men, women and youth. We design and sell a broad offering of apparel and accessories that utilize a variety of synthetic microfiber fabrications. Our active wear and sports apparel, footwear and accessories are designed to wick perspiration away from the skin, help regulate body temperature, enhance comfort and mobility and improve performance regardless of weather condition.

Our products are offered globally in approximately 12,000 retail stores and can currently be purchased across the United States, Canada, Japan and Europe through large national and regional chains of retailers, as well as smaller, independent and specialty retailers. Our products are worn by professional football, baseball, hockey and soccer players, as well as athletes in major collegiate and Olympic sports. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 19 countries. Most of our products are manufactured in facilities outside of the United States.

Our revenues are generated primarily from sales to retail stores. We also derive revenue from the sale of our products direct to athletes and also direct to consumers through our retail outlet stores, website, toll-free call center and through our sports marketing group. During 2006, our net revenues grew approximately 53% to $430.7 million from $281.1 million in 2005 and our income from operations increased approximately 60% to $57.3 million in 2006 from $35.9 million in 2005. Our net income increased to $39.0 million in 2006 from $19.7 million in 2005.

We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have a number of registered marks, including Under Armour®, HeatGear®, ColdGear®, AllseasonGear®, LooseGear® and the Under Armour design mark, and we have applied to register our Protect This House™, Duplicity™, I Think You Hear Us Coming™ and Click Clack™ trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and other companies. All trademark and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products

Our products are engineered to replace cotton in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our products are offered in a variety of styles and fits intended to enhance comfort and performance. We offer products for men, women and youth that extend across the sporting goods, outdoor and active lifestyle markets. In 2006, sales of men’s, women’s, and youth apparel products and footwear products represented approximately 60%, 20%, 7% and 6% of net revenues, respectively, with the remaining 7% divided equally between license revenues and the sale of accessories. Within each gearline our garments come in three fit types: compression (tight fitting), fitted (athletic cut) and loose (relaxed). We market our products at multiple price levels and seek to provide all consumers with what we believe to be a superior alternative to cotton and other traditional products.

Our three primary apparel gearlines are marketed to tell a very simple story about our highly technical products. We market our products for consumers to choose HeatGear® when it is hot, ColdGear® when it is cold and AllSeasonGear® between the extremes.

HeatGear®. HeatGear® is designed to be worn in warm to hot temperatures under equipment or as a single layer. Our first compression T-shirt was the original HeatGear® product and remains our signature style. While a sweat-soaked cotton T-shirt can weigh two to three pounds, HeatGear® is engineered with a microfiber blend designed to wick moisture from the body which helps the body stay cool, dry and light. We offer HeatGear® in a variety of tops and bottoms in a broad array of colors and styles for wear in the gym or outside in warm weather, making it our top-selling year-round gearline. Compression fit HeatGear®, which is designed to reduce muscle fatigue, is particularly popular for training sessions and competition.

ColdGear®. Because athletes sweat in cold weather as well as in the heat, ColdGear® is designed to wick moisture from the body while circulating body heat from hotspots to help maintain core body temperature. Our ColdGear® apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest and our ColdGear® outerwear products protect the athlete (and the coach, fan and others) from the outside in. Our ColdGear® product offerings generally sell at higher price levels than our other gearlines.

AllSeasonGear®. AllSeasonGear® is designed to be worn in changing temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Footwear. Our line of football cleats was first available for sale in retail stores in June 2006, in time for the fall 2006 season. Consistent with our performance apparel marketing and pricing strategy, we offered our football cleats at various price levels, thereby enabling us to reach a broader consumer base. We also began shipping our line of baseball and softball cleats in the fourth quarter of 2006 for the spring 2007 season.

Performance Bags, Socks and Headwear. Our bags, socks and headwear are designed to be used and worn before, during and after competition, and feature performance advantages and functionality similar to our other product offerings. We work with our licensees to develop accessories, including baseball caps, knit caps, visors, socks and performance bags. We currently have agreements with accessory licensees, including Moretz Sports, which manufactures performance socks under the Under Armour brand, and JR286, which manufactures Under Armour hats, bags and wristbands. Under Armour product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. Net revenues generated from the sale of performance bags, socks and headwear are primarily included in our licensing revenues product category.

Gloves. Our baseball batting gloves and football gloves are offered within our HeatGear® and ColdGear® lines and are designed with advanced fabrications to provide the same level of performance as our other products. Our gloves provide moisture management, a secure fit, durability, protection and a better grip for the athlete. Net revenues generated from the sale of gloves are included in our accessories product category.

Marketing and Promotion

Our performance products are designed for use in a variety of sports and other activities. We currently focus on marketing and selling our products to consumers for use in athletics and outdoor activities. We maintain strict control over our brand image with an in-house marketing and promotions department that designs and produces all of our advertising campaigns. We seek to drive consumer demand for our products by building brand identity and awareness as a leading performance alternative to cotton and non-performance apparel and footwear.

Sports Marketing

Our marketing and promotion efforts begin with a strategy of selling our products to high-performing athletes and teams on the collegiate and professional levels. We implement this strategy through professional and collegiate sponsorships, individual athlete agreements and by selling our products directly to team equipment managers and to individual athletes. As a result, our uniforms, batting gloves, socks, footwear and other items of apparel are seen on the field, giving our products exposure to various consumer audiences, through television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes. We are the official uniform supplier of the University of Maryland and Texas Tech football teams and the official outfitter of the Auburn University athletic program. We supply uniforms, sideline apparel and fan gear for these teams. Under Armour also signed an agreement in August 2006 to be an official supplier of footwear to the National Football League (NFL), a step we took to complete the circle of authenticity from the Friday night lights of high school to Saturday afternoon college game day to the marquee Sunday match-ups of the NFL. This agreement enables NFL players to wear Under Armour footwear on the field and enables Under Armour to reach fans at the highest level of competitive football.

We also have sponsorship agreements with a limited number of individual athletes. While our roster of athletes has included established stars, like Julius Jones, Alfonso Soriano and Heather Mitts, our strategy has been and continues to be to find the next generation of stars, like Major League Baseball (“MLB”) player Jeff Francoeur, 2006 MLB MVP Ryan Howard and national women’s figure skating champion Kimmie Meissner. In addition to individual athletes, we sell our products domestically to professional football teams and Division I men’s and women’s collegiate athletic teams, including many of the 117 Division I college football programs.

Internationally, we are selling our products to European soccer and rugby teams. We are an official supplier of performance apparel to the Fulham Football Club of England and 1860 Munich of Germany’s Bundesliga, among others. We believe these relationships create significant on-field product and brand exposure that contributes to our on-field authenticity.

We seek to sponsor events to drive awareness and brand authenticity from a grassroots level. For example, we are a sponsor of the ESPY Awards Show each July and have used the national platform to launch our fall commercial campaigns, and we also sponsor ESPN’s Bassmasters Classic to reach hunting and fishing enthusiasts. In keeping with our “next great athlete” strategy, we also sponsor events such as the College Football All Star Challenge, which is broadcast nationally within Super Bowl programming and features the country’s top players headed for the NFL. In addition, we are the title sponsor of The Under Armour (Baltimore) Marathon, and we make a significant brand appearance at numerous other major races, and we are the title sponsor of The Under Armour Lacrosse Classic. Over the past year, we established several new and important relationships, including becoming the title sponsor of the Under Armour Senior Bowl, which is the annual competition between the top seniors in college football; partnering with the Baseball Factory to outfit the nation’s top high school baseball athletes from head-to-toe and serve as the title sponsor for nationally-recognized tournaments and teams; and participating “on the mountain” at the ESPN Winter X Games where winter sport athletes, including skiers, snowboarders, and snowmobilers, gather for events.

Media and Promotion

We feature our men’s and women’s products in a variety of national publications such as ESPN the Magazine, Maxim, Shape, and People Magazine, and we also advertise regularly in several outdoor and sport-specific publications.

Our signature “Protect this House” and “Click Clack” television campaigns feature several NFL players. These campaigns run in a variety of lengths and formats, and our “Protect this House” campaign is used in several NFL and collegiate stadiums during games as a crowd prompt. Our women’s campaign stars Heather Mitts of the U.S. Olympic soccer team and runs on cable and network television. We developed our first co-branded commercial in 2006 with retail partner Dick’s Sporting Goods to promote Under Armour around the 2006 holiday season. Our ability to secure product placement in movies, television shows and video games has allowed us to reinforce our authenticity as well as establish our brand with broader audiences who may not have been previously exposed to our advertising and brand efforts.

Retail Development and Product Presentation

The primary component of our retail brand strategy is to increase and brand the floor space dedicated to our products. The design and funding of in-store fixtures, along with the more recent Under Armour concept shops, within our major retail accounts is a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images.

Across our many retailers, we use in-store fixtures and displays that highlight our logo and have a performance-oriented, athletic look. We provide retailers with what we believe are exciting and unique brand-building fixtures, such as our “Big E” mannequin, a life size mold of Eric Ogbogu, a 6’4”, 275 pound former NFL defensive end, and the featured athlete in our award-winning “Protect This House” campaign. To target women consumers, we use a complementary mannequin, the UA WOMAN, modeled after the star of our women’s campaign, Heather Mitts. These displays provide an easily identifiable place for consumers to look for our products and are intended to reinforce the message that our brand is distinct from our competitors.

We work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of a traditional large national or regional chain. The fixtures and displays enable us to achieve placement of our products throughout stores by providing retailers with outposts to use in various store sections.

Customers

Our products are offered in approximately 8,000 retail stores in North America and approximately 12,000 retail stores worldwide, which includes our wholesale distribution and product licensing. We also sell our products directly to athletes and teams through our sports marketing group and to consumers through our retail stores, website and toll-free call center. We rely on our distribution facilities in Glen Burnie, Maryland for substantially all of our product distribution for North America. In addition, we also distribute our products in Europe through a third-party logistics provider based out of Tilburg, Netherlands.

Wholesale Distribution

In 2006, approximately 88% of our net revenues were derived from wholesale distribution. Our principal customers include national and regional retail chains, such as Dick’s Sporting Goods, The Sports Authority, Academy Ltd., Hibbett Sporting Goods, Modell’s Sporting Goods; hunting and fishing, mountain sports and outdoor retailers such as Cabela’s and Bass Pro Shops; and The Army and Air Force Exchange Service. In 2006, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for approximately 37% of our net revenues in 2006, and each of these customers individually accounted for at least 10% of our net revenues in 2006.

In 2006, 69% of our wholesale distribution was derived from large format national and regional retail chains in North America. Additional wholesale distribution in 2006 was derived from independent and specialty retailers. These retailers are serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives. These retail stores continue to represent an important part of our product distribution strategy and help build on the authenticity of our products. In addition to reaching the general public, they sell to institutional athletic departments, leagues and teams. Our independent sales also include sales to military specialists, fitness specialists, outdoor retailers and other specialty channels throughout the United States.

Direct to Consumer Distribution

Approximately 8% of our net revenues in 2006 were generated through our Direct to Consumer business. Direct to consumer sales include sales through our Global Direct business (website and catalog sales) at our manufacturer’s suggested retail price, and sales through our retail outlet stores and by our sports marketing group for use by professional and collegiate athletes.

Product Licensing

In addition to generating revenues through wholesale distribution and direct to consumer distribution, we generate revenues from licensing arrangements to manufacture and distribute Under Armour branded products. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our product licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly. While we have confidence in our ability to increase net revenues through arrangements with licensees, we carefully select each of our licensees and take measures to preserve our existing distribution channels. We have formed product licensing relationships with several licensees for socks and accessories. In addition, we have a relationship with one Japanese licensee that has the exclusive rights to distribute our products in Japan. In 2006, license fees accounted for 4% of our net revenues.

International Revenues

Our international revenues include net revenues generated in Europe, primarily in the United Kingdom, France and Germany. In addition, international revenues include net revenues generated through third-party distributors primarily in Italy, Scandinavia, Australia and New Zealand, along with license revenues from our licensee in Japan. We believe that the trend toward performance products is global, and we intend to introduce our products and simple merchandising story to athletes throughout the world. We are introducing our performance apparel in international markets methodically, in a manner consistent with our past brand-building strategy including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers in these markets.

We entered the Japanese market in 1999 through a distribution arrangement with Dome Corporation. In 2002, we entered into a license agreement with Dome, and it now produces, markets and sells our branded products in Japan. We work closely with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including baseball and soccer teams, and to approximately 1,500 independent specialty stores and large sporting goods retailers, such as The Sports Authority, Alpen, Xebio and Sports Depot.

In 2005, we expanded our sales into Europe, beginning with the United Kingdom. We have sold our branded products to numerous players on European soccer teams; on First Division Football clubs and multiple cricket clubs in the United Kingdom; on soccer teams in Italy, Holland, Ireland and Germany as well as First Division Rugby clubs in the United Kingdom, France, Italy and Ireland. In addition, in January 2006, we opened our European headquarters in Amsterdam, from which our European sales, marketing and logistics functions are conducted. (See Note 15 to the Consolidated Financial Statements for consolidated net revenues for each of the last three years attributed to the United States and to all foreign countries).

Seasonality

During 2006 and 2005, we recognized approximately 69% and 76%, respectively, of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear® line. Approximately 61% and 62% of our net revenues were generated during the last two quarters of 2006 and 2005, respectively. The level of our working capital reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

Product Design and Development

Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team. This approach enables us to select and create the best, most technically advanced fabrics available, produced to our specifications, while focusing our product development efforts on design, fit, climate and product end use.

We seek to constantly upgrade and improve our gearlines with the latest in textile technology, while broadening our product offerings. Our goal, which is to deliver superior performance in all Under Armour gearlines and products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to replace basic cotton products and create performance products that meet the changing needs of athletes. We design products with “visible technology,” utilizing color, texture and fabrication to enhance our customers’ perception and understanding of product use and benefits.

Our product development team has significant prior industry experience at leading fabric suppliers and branded athletic apparel and footwear companies throughout the world. This team works closely with our sports marketing, outdoor and tactical sales teams as well as professional and collegiate athlete consumers to identify product trends and determine market needs. For example, these teams worked closely together to identify the opportunity and market for our Armour Fleece, which we introduced in 2006, and our UA Tech-T, a synthetic stretch shirt which we introduced in 2005, that is intended to look and feel like cotton, but that also includes our performance product attributes in a synthetic textile.

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric used to manufacture our products is sourced by our manufacturers from a limited number of suppliers pre-approved by

us. In 2006, based on estimates derived from our understanding of the sourcing practices of our third-party manufacturers, approximately 45% – 50% of the fabric used in our products came from four suppliers. The largest of those suppliers, representing 15% – 20% of the total, has locations in Mexico and Taiwan. The other three fabric suppliers have locations in the United States. We continue to seek to add new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2006, four manufacturers produced approximately 50% of our products. In 2006, our products were manufactured by 18 primary manufacturers, operating in 19 countries. During 2006, approximately 40% of our products were manufactured in Asia, with 32% in Central and South America and 24% manufactured in Mexico. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. We strive to qualify multiple manufacturers, where appropriate, for particular product types and fabrications. We also actively seek out vendors that can perform multiple manufacturing stages, such as procuring fabric and providing finished products, helping us to reduce the cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long-term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long-term.

In December 2003, we opened a Hong Kong office and in December 2006, we opened an additional office in Guangzhou, China to further support our manufacturing, quality assurance and sourcing efforts in Asia. The employees in our Hong Kong and Guangzhou offices apply the same principles as our domestic product development, sourcing and quality assurance teams, helping to maintain uniform quality for all products.

We also manufacture a limited number of products on-premises in our quick turn, Special Make-Up Shop located at our distribution facility in Glen Burnie, Maryland. This 17,000 square-foot shop is stocked with our fabric in multiple colors to help us build and ship products on tight deadlines for high-profile athletes, leagues and teams. While the products manufactured in the quick turn, Special Make-Up Shop represent an immaterial portion of our total net revenues, we believe the facility helps us to provide superior service to select customers.

Distribution and Inventory Management

We package and distribute the majority of our products through our distribution facilities in Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters. Our first building is a high-bay facility built in 2000, in which we currently lease and occupy approximately 359,000 square feet. The lease term expires in September 2009, with three options to extend the lease term for up to six years in total.

During the fourth quarter of 2006, we entered into an agreement to lease an additional distribution facility in Glen Burnie, Maryland. We currently lease approximately 100,000 square feet, with increasing requirements to lease up to 308,000 square feet by May 2009. The lease term expires in April 2013, with one option to extend the lease term for an additional five years. Though we currently occupy the facility, it is not expected to be fully operational until the second quarter of 2007. As a result of the existing and planned improvements to the current distribution facility and the additional building leased in the fourth quarter of 2006, we believe the buildings available will be adequate to meet our needs for the next several years.

During the fourth quarter of 2006, we entered into a software licensing agreement for our distribution operations with a leading provider in our industry. We believe this warehouse management software will position us to be better able to service our business through the facilities described above.

We also distribute our products in Europe through a third party logistics provider based out of Tilburg, Netherlands. This agreement continues until June 2009.

Inventory management is important to the financial condition and operating results of our business. We address inventory management by focusing our efforts on processes such as retail merchandising, strategic liquidation through our own retail outlet stores, and forecasting and maximizing the flexibility of our supply chain to ensure rapid reaction to demand. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our practice, and the general practice in the apparel industry, is to offer retail customers the right to return defective or improperly shipped merchandise. Because of the relatively long lead-times for production and design of our products, from time to time we commence production of new products before we receive any orders for those products, which affects our inventory levels for new products.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the Under Armour logo and design and Under Armour wordmark, both of which are registered in the United States, the European Union, Japan, Taiwan, China and Canada, among other places. We also own trademark registrations for HeatGear®, ColdGear®, AllSeasonGear® and Advantage is Undeniable®, and we have applied to register our Protect This House™, Under Armour logo/Metal, Duplicity™, I Think You Hear Us Coming™ and Click Clack™ trademarks. We also own domain names for our primary trademarks and hold copyrights for our Good-Bye Girl™ and Protect this House™ commercials. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers. As a result, our ability to obtain patent protection for our products is limited and we currently do not own any fabric or process patents. We focus our efforts on obtaining patent protection for what we believe to be strategic, new product applications in the marketplace. We have filed patent applications in connection with certain of our products that we believe offer a unique utility or function, such as the Duplicity Sports Bra, the ColdGear® Hood and the Grippy Shirt. More recently we have filed a utility patent application in connection with the athletic shoe soles that we used in our baseball cleats as well as design patent applications for our cleated footwear and certain styles of our apparel. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate in a range of product categories.

Competition

The market for active sports apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. The fabrics and technology used in manufacturing our products are generally not unique to us, and we do not currently own any fabric or process patents or copyrights. Many of our competitors are large apparel, footwear and sporting goods companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and Adidas. We also compete with other manufacturers, including those specializing in outdoor and tactical apparel, and private label offerings of certain retailers, including some of our customers.

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

We believe that we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe that our focused gearline merchandising story differentiates us from our competition. In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing. This may favor larger competitors with lower costs per unit of product produced that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products also often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Employees

As of December 31, 2006, we had 979 employees, most of whom were employed in the United States. In the United States, we employ approximately 300 in distribution, approximately 200 in sales and marketing, approximately 175 in our retail outlet stores, with the remaining in selling, general and administrative functions. None of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

AVAILABLE INFORMATION

We will make available free of charge on or through our website at www.underarmour.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission. We also post on this website our key corporate governance documents, including our board committee charters, our corporate governance guidelines and our ethics policy.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

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

We have expanded our operations rapidly since our inception and our net revenues have increased to $430.7 million in 2006 from $49.6 million in 2002. Our substantial growth could place a significant strain on our management systems and resources. If our operations continue to grow, we could be required to continue to expand our sales and marketing, product development and distribution functions and to upgrade our management information systems and other processes and technology as well as obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. These difficulties would likely result in the erosion of our brand image and a resulting decrease in net revenues and net income.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system, or ERP, which we implemented in the second quarter of 2006. The failure of this system to operate effectively or to integrate with other systems, or a breach in security of this system could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach. We cannot assure you that such events will not occur.

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

In 2006, approximately 37% of our net revenues were generated from sales to our two largest customers in alphabetical order, Dick’s Sporting Goods and The Sports Authority. The percentage of our net revenues attributable to these customers has increased in recent years as these customers opened new store locations and devoted an increased portion of their floor space to our products. We expect this trend to continue in 2007. However, we currently do not enter into long-term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

We are incurring increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We completed our initial public offering in November 2005. We have spent and continue to spend a significant amount of management time and external resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“SOX”), new SEC regulations and stock exchange rules. Our management team has limited experience operating a public reporting company. As a result, we will likely need to continue to improve our financial and management controls and our reporting systems and procedures.

Section 404 of SOX requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these controls by our management and by our independent registered public accounting firm. We completed our first Section 404 report in early 2007. We expect to continue to enhance our internal controls. However, there is no guarantee that these efforts will result in management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is adequate in future periods. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our control over financial reporting are not effective as required by Section 404 of SOX, investor perceptions of us may be adversely affected. In addition, our overhead may increase and our net income may decline as a percentage of net revenues as a result of the additional costs associated with complying with the complex legal regime associated with being a public reporting company.

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

If we are unable to anticipate consumer preferences and successfully develop new products, we may not be able to maintain or increase our net revenues and profitability.

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

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products, and there can be no assurance of our ability to do so. In addition, there can be no assurance that our strategy of continuing to expand the range of performance products that we offer into new product categories will be well received by consumers or will not dilute our brand image and result in a shift of consumer preferences away from our product lines. The failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.

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

We rely on our distribution facility in Glen Burnie, Maryland for the majority of our product distribution, and in the second quarter of 2007 we expect a second distribution facility, also in Glen Burnie, Maryland to be operational. Our distribution facilities include computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because the majority of our products are distributed from two nearby locations, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2006, four manufacturers produced approximately 50% of our products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

There can be no assurance that there will not be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum-based products. Significant price fluctuations or shortages in petroleum or other raw materials may materially adversely affect our cost of goods sold, results of operations and financial condition.

Sponsorships and designations as an official supplier may become more expensive and this could impact the value of our brand image.

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We previously gained significant publicity and brand name recognition from the perceived sponsorships associated with professional and collegiate athletes and sports programs using our products. The use of our products by athletes and teams was frequently without our paying compensation or in exchange for our furnishing product at a reduced cost or without charge and without formal arrangements. We also have licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports leagues at the collegiate and professional level as well as Olympic teams. However, as competition in the performance apparel industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have risen dramatically, including the costs associated with obtaining and retaining these sponsorships and agreements. There is no assurance that we will be able to retain existing or attract new athletes or sports programs to wear or endorse our products or retain official supplier agreements at a reasonable cost, or at all. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, we could lose the on-field authenticity associated with our products and may be required to modify and substantially increase the cost of our marketing plan. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our revenues and gross profit.

The market for active sports apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently own no fabric or process patents or copyrights, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition, such as Nike and Adidas that have significantly greater financial, distribution, marketing and other resources than we do. Because of the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor and tactical apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including longer operating histories, larger sales forces, bigger advertising budgets, better brand recognition among consumers, greater economies of scale and long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

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

To minimize purchasing costs and ensure supply, we generally place orders with our manufacturers at least 90-120 days prior to the time we need to deliver our products. However, we generally do not receive firm customer orders prior to 21 days before the date those orders are to be shipped. In addition, a significant portion of our net revenues are generated by at-once orders for immediate delivery to customers, particularly during our peak season from August through November. Because we place orders for products with our manufacturers before our customers’ orders are firm and because we receive a significant volume of at-once orders, if we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.

Factors that could affect our ability to accurately forecast demand for our products include:

•	an increase or decrease in consumer demand for our products or for products of our competitors;

•	our failure to accurately forecast customer acceptance for our new products;

•	product introductions by competitors;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced ColdGear® line. Approximately 61% and 62% of our net revenues were generated during the last two quarters of 2006 and 2005, respectively.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for new products and changes in our product mix. Variations in weather conditions may also have an adverse effect on our quarterly results of operations. For example, warmer than normal weather conditions throughout the fall or winter may reduce sales of our ColdGear® line, leaving us with excess inventory and operating results below our expectations.

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

In addition, we have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image and result in a material decrease in our net revenues and net income, which could have a material adverse effect on our financial condition and liquidity.

Our international operations and the operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.

In 2006, our apparel products were manufactured by 18 primary manufacturers, operating in 19 countries, four of which manufactured approximately 50% of our products. These four manufacturers are located in Mexico, China and Colombia. In 2006, approximately 40% of our products were manufactured in Asia, with 32% manufactured in Central and South America and 24% manufactured in Mexico. In addition, approximately 4% of our 2006 net revenues were generated through international sales and licensing fees. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

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

We have, from time to time, financed our liquidity needs in part from borrowings made under our senior secured credit facility. The senior secured credit facility is a revolving facility of up to $100.0 million (based on the value of our accounts receivable and inventory).

Our senior secured credit facility contains a number of significant restrictions that limit our ability, among other things, to:

•	use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions;

•	pay dividends on stock or redeem or acquire any of our securities;

•	sell certain assets;

•	make certain investments;

•	guaranty certain obligations of third parties;

•	undergo a merger or consolidation; and

•	engage in any activity materially different from those presently conducted by us.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers, except as noted below, and are generally not unique to us. Our ability to obtain patent protection for our products is limited and we currently own no fabric or process patents or copyrights. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Because many of our competitors, such as Nike and Adidas, have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. We believe that our current location and additional planned office space will be sufficient for the operation of our business over the next twelve months. We opened our primary distribution facility in Glen Burnie, Maryland in June 2004. In the fourth quarter of 2006, we entered into an agreement to lease an additional distribution facility in Glen Burnie, Maryland, which is expected to become operational in the second quarter of 2007. As a result of the existing and planned improvements to the current distribution facility and the additional building leased in the fourth quarter of 2006, we believe the buildings available will be adequate to meet our needs for the next several years.

The location, general use, approximate size and lease renewal date of our properties as of December 31, 2006, none of which is owned by us, are set forth below:

Location	Use	Approximate Gross Square Feet	Lease Renewal Date
Baltimore, MD	Corporate headquarters	100,400	(1)
Amsterdam, The Netherlands	European headquarters	1,000	January 2011
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 4,500 square foot retail outlet store	459,000	(2)
Denver, CO	Sales office	6,000	August 2007
Ontario, Canada	Sales office	10,000	October 2011
Guangzhou, China	Quality assurance & sourcing for footwear	1,400	December 2008
Hong Kong	Quality assurance & sourcing for apparel	5,500	April 2010
Various	Retail outlet store space	35,300	(3)

(1)	Includes various lease obligations with renewal dates beginning May 2007 through April 2009.
(2)	Includes a 359,000 square foot facility with a lease renewal date in September 2009 and a 100,000 square foot facility with a lease renewal date in April 2013 in which we are obligated to increase our leased space up to a total of 308,000 square feet by May 2009.
(3)	Includes eleven retail outlet stores located in the United States with lease renewal dates beginning December 2009 through June 2016. We also have an additional retail outlet store which is included in the Glen Burnie, Maryland location in the table above. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been involved in various legal proceedings. We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Kevin A. Plank	34	President, Chief Executive Officer and Chairman of the Board of Directors
Wayne A. Marino	46	Executive Vice President and Chief Financial Officer
James E. Calo	44	Chief Supply Chain Officer
Kip J. Fulks	34	Senior Vice President of Sourcing, Quality Assurance and Product Development
Kevin M. Haley	38	Vice President, House Counsel, and Secretary
William J. Kraus	43	Senior Vice President of Marketing
Matthew C. Mirchin	47	Vice President of North American Sales
J. Scott Plank	41	Senior Vice President of Retail
Melissa A. Wallace	48	Vice President of Human Resources
Ryan S. Wood	34	President of UA Europe BV

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

James E. Calo has been the Chief Supply Chain Officer of Under Armour since October 2006. Prior to joining our Company, Mr. Calo served as Senior Vice President of Operations for VF Sportswear, Inc. (formerly Nautica Enterprises, Inc.) from October 2000 to September 2006 and Vice President of Operations for Polo Ralph Lauren Corporation from May 1994 to October 2000 and Divisional CFO and Director of Operations for Polo Clothing Company from November 1991 to May 1994.

Kip J. Fulks has been Senior Vice President of Sourcing, Quality Assurance and Product Development of Under Armour since March 2006. Prior to this position, Mr. Fulks served as Vice President of Sourcing and Quality Assurance since 1997. Mr. Fulks is responsible for quality assurance, sourcing and product development for Under Armour apparel.

Kevin M. Haley has been Vice President—House Counsel of Under Armour since September 2005 and Secretary of Under Armour since May 2006. Prior to joining our Company, Mr. Haley served in various capacities in the Securities and Exchange Commission from 2000 to 2005, most recently as a Branch Chief in the Financial Fraud Task Force. From 1996 to 2000, Mr. Haley represented corporate clients as an attorney in private practice.

William J. Kraus has been Senior Vice President of Marketing of Under Armour since March 2006. Prior to serving as Senior Vice President of Marketing, Mr. Kraus served as Vice President of Sports Marketing, Team Sales and Licensing since 2002. Prior to joining our Company, Mr. Kraus served as Director of Eastern Retail Sales for Champion Products from 1995 to 2002.

Matthew C. Mirchin has been Vice President of North American Sales of Under Armour since March 2006. Prior to serving as Vice President of North American Sales, Mr. Mirchin served as Vice President of U.S. Sales since May 2005. Prior to joining our Company, Mr. Mirchin served as President of Retail and Bookstores from 2004 to 2005 and President of Team Sports from 2001 to 2004 for Russell Athletic. Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001.

J. Scott Plank has been Senior Vice President of Retail of Under Armour since March 2006. Prior to serving as Senior Vice President of Retail, Mr. Plank served as Chief Administrative Officer since January 2004. Prior to becoming Chief Administrative Officer, Mr. Plank served as Vice President of Finance since 2000 with operational and strategic responsibilities. Mr. Plank was a director of the Company from 2001 until July 2005. Mr. Plank is the brother of Kevin A. Plank, our President, Chief Executive Officer, and Chairman of the Board of Directors.

Melissa A. Wallace has been Vice President of Human Resources of Under Armour since January 2007. Prior to joining our Company, Ms. Wallace served as Vice President of Human Resources for Party City Corporation from March 2002 to December 2006, Senior Vice President of Human Resources for Ann Taylor Stores Corporation from July 2001 to February 2002 and Vice President of Human Resources for Liz Claiborne Inc. from September 1996 to July 2001. Prior thereto, she served as Director of Human Resources for Liz Claiborne Inc., United Retail Group Inc. and Mandee and Annie Sez Stores.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock was traded on the NASDAQ National Market under the symbol “UARM” from November 18, 2005 until December 18, 2006. Since December 18, 2006, Under Armour’s Class A Common Stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. Prior to November 18, 2005 there was no public market for our stock. As of January 31, 2007, there were 629 record holders of our Class A Common Stock and 3 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer, Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NASDAQ National Market and NYSE during 2005 and 2006.

	High	Low
2005
Fourth Quarter (November 18 – December 31)	$40.00	$21.08

2006
First Quarter (January 1 – March 31)	$41.90	$25.85
Second Quarter (April 1 – June 30)	$43.50	$30.75
Third Quarter (July 1 – September 30)	$43.50	$32.20
Fourth Quarter (October 1 – December 31)	$54.00	$39.33

Dividends

On December 31, 2004, we declared a cash dividend of $5.0 million, which was paid in January 2005 to our common stockholders. No other cash dividends were declared or paid during 2006 or 2005 on any class of our common stock. We currently anticipate that we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility limits our ability to pay dividends to our stockholders. See “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis for further discussion of our revolving credit facility.

Stock Compensation Plans

The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,754,765	$6.19	3,144,685
Equity Compensation plans not approved by security holders	480,000	$36.99	—

The number of securities remaining available for future issuance includes 2,161,601 shares of our Class A Common Stock under our 2005 Omnibus Long-Term Incentive Plan (2005 Stock Plan) and 983,084 shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock, restricted stock units and other equity awards (see Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each such plan).

The number of securities issued under equity compensation plans not approved by security holders includes 480,000 fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights (see Note 9 to the Consolidated Financial Statements for a further discussion on the warrants).

Recent Sales of Unregistered Equity Securities

From November 2, 2006 through January 12, 2007, we issued 179,350 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $2.14 per share, for an aggregate amount of consideration of $383,846. The following issuances of Class A Common Stock were made on the dates indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
November 2, 2006	17,550	$127,707
November 3, 2006	70,750	76,821
November 6, 2006	17,000	53,190
November 8, 2006	25	66
November 15, 2006	30,000	5,000
November 30, 2006	500	83
December 4, 2006	100	265
December 6, 2006	1,000	167
December 12, 2006	1,175	11,234
January 11, 2007	10,000	26,500
January 12, 2007	31,250	82,813

TOTAL	179,350	$383,846

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

	Year Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004	2003	2002
Statements of Income data:
Net revenues	$430,689	$281,053	$205,181	$115,419	$49,550
Cost of goods sold	215,089	145,203	109,748	64,757	26,329

Gross profit	215,600	135,850	95,433	50,662	23,221
Operating expenses
Selling, general and administrative expenses	158,323	99,961	70,053	40,709	18,908

Income from operations	57,277	35,889	25,380	9,953	4,313
Other income (expense), net	1,810	(2,915)	(1,284)	(2,214)	(894)

Income before income taxes	59,087	32,974	24,096	7,739	3,419
Provision for income taxes	20,108	13,255	7,774	1,991	653

Net income	38,979	19,719	16,322	5,748	2,766
Accretion of and cumulative preferred dividends on Series A preferred stock	—	5,307	1,994	475	—

Net income available to common stockholders	$38,979	$14,412	$14,328	$5,273	$2,766

Net income available per common share:
Basic	$0.83	$0.39	$0.41	$0.16	$0.09
Diluted	$0.79	$0.36	$0.39	$0.15	$0.08
Weighted average common shares outstanding:
Basic	46,983	37,199	35,124	32,106	31,200
Diluted	49,587	39,686	36,774	34,146	32,967
Dividends declared	$—	$—	$5,000	$3,640	$2,826

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet data:
Cash & cash equivalents	$70,655	$62,977	$1,085	$667	$794
Working capital(1)	173,389	134,118	16,690	13,822	5,296
Inventories	81,031	53,607	48,055	21,849	13,905
Total assets	289,368	203,687	110,977	54,725	29,524
Total debt and capital lease obligations, including current maturities	6,257	8,391	45,133	22,018	16,976
Mandatorily redeemable preferred stock	—	—	6,692	4,698	—
Total stockholders’ equity	$214,388	$150,830	$21,237	$11,865	$2,827

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We are a leading developer, marketer and distributor of branded performance products for men, women and youth. Since our founding in 1995, we have grown and reinforced our brand name and image through sales to athletes and teams at the collegiate and professional level, as well as sales to consumers with active lifestyles. We believe that Under Armour is a widely recognized athletic brand known for its performance and authenticity and is uniquely positioned as a performance alternative to traditional fiber products and non-performance apparel and footwear.

Our net revenues have grown to $430.7 million in 2006 from $49.6 million in 2002. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth products and the introduction of footwear.

We plan to continue to increase our net revenues by building upon our relationships with existing customers and expanding our product offerings in new and existing retail stores. By December 31, 2006, our products were offered primarily in the United States, Canada and Japan, as well as in the United Kingdom, France and Germany, in over 12,000 retail stores, up from approximately 500 retail stores in 2000. In addition, we have signed strategic distribution agreements to sell our products in Italy, Scandinavia, Australia and New Zealand. In June 2006, we launched our footwear products with the introduction of football cleats and slides. New product offerings in 2007 will include baseball and softball cleats, which we began shipping in the fourth quarter of 2006. In addition, we plan to expand our product offerings to include additional men’s and women’s performance products as well as expand further into footwear and off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. As we have expanded into new product lines, sales of our existing product lines have continued to grow.

To date, a large majority of our products have been sold in North America. We believe that our products appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold in the Japanese market place through a third-party. We began selling our products internationally, in the United Kingdom, through independent sales agents in 2005. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and expanding our European distribution. In order to support this initiative, during the first quarter of 2006 we opened a European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

Our license revenues have grown to $15.7 million in 2006 from $84.0 thousand in 2002. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

We believe there is an increasing recognition in the United States of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a shift in consumer demand from basic cotton products to performance products such as those we offer, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets around the world, thereby increasing our opportunities to introduce our performance products to consumer bases.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to manage our rapid growth effectively. In addition, we may not consistently be able to anticipate consumer preferences and develop new products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive. Our profitability may decline if we experience increasing pressure on margins, if we lose one or more of our key customers or if our competitors establish the brand loyalty of our current or potential consumers. While we seek to diversify to minimize the risk of interruptions in the supply of raw materials for our products and have what we believe is a diverse manufacturing base around the world, we may still be susceptible to general economic changes such as increases in the costs of raw materials, including petroleum, which is a significant component of many of our products, or other disruptions in the economy or in international trade. For a more complete discussion of the risks facing our business, see “Risk Factors.”

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, accessories and footwear products introduced in the second and fourth quarters of 2006.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, and write downs for inventory obsolescence. In addition, cost of goods sold includes overhead costs associated with our quick turn, Special Make-Up Shop and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues. We do not include our distribution facility costs in the calculation of the cost of goods sold, but rather include these costs as a component of our selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include distribution facility costs in the calculation of their cost of goods sold. We believe, however, that our distribution facility costs have not been of a sufficient magnitude to materially affect our gross margin for purposes of comparison.

Our selling, general and administrative expenses consist of marketing costs, selling costs, payroll and related costs (excluding those specifically related to marketing and selling) and other corporate costs. Our marketing costs are an important driver of our growth and we strive to manage our marketing costs to be within 10-12% of net revenues on an annual basis. Marketing costs include payroll costs specific to marketing, commercials, print ads, league and player sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. Selling costs consist primarily of payroll costs specific to selling and commissions paid to third parties. Payroll costs consist primarily of payroll and related costs, excluding those specifically related to marketing and selling, and stock-based compensation expense. Other corporate costs consist primarily of distribution and corporate facility costs, product creation costs and other company-wide administrative expenses. In recent years, our selling, general and administrative expenses have increased to support our growth and new sales initiatives.

For 2006, we earned and recognized a new state income tax credit which reduced our effective tax rate to 34.0%. We expect our 2007 effective tax rate to approximate 40.5%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Year Ended December 31,
(In thousands)	2006	2005	2004
Net revenues	$430,689	$281,053	$205,181
Cost of goods sold	215,089	145,203	109,748

Gross profit	215,600	135,850	95,433
Selling, general and administrative expenses	158,323	99,961	70,053

Income from operations	57,277	35,889	25,380
Other income (expense), net	1,810	(2,915)	(1,284)

Income before income taxes	59,087	32,974	24,096
Provision for income taxes	20,108	13,255	7,774

Net income	$38,979	$19,719	$16,322

	Year Ended December 31,
(As a percentage of net revenues)	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	49.9%	51.7%	53.5%

Gross profit	50.1%	48.3%	46.5%
Selling, general and administrative expenses	36.8%	35.6%	34.1%

Income from operations	13.3%	12.7%	12.4%
Other income (expense), net	0.4%	-1.0%	-0.6%

Income before income taxes	13.7%	11.7%	11.8%
Provision for income taxes	4.6%	4.7%	3.8%

Net income	9.1%	7.0%	8.0%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenues increased $149.6 million, or 53.2%, to $430.7 million in 2006 from $281.1 million in 2005. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Year Ended December 31,
(In thousands)	2006	2005	$ Change	% Change
Men’s	$255,681	$189,596	$66,085	34.9%
Women’s	85,695	53,500	32,195	60.2%
Youth	31,845	18,784	13,061	69.5%

Apparel	373,221	261,880	111,341	42.5%
Footwear	26,874	—	26,874	—
Accessories	14,897	9,409	5,488	58.3%

Total net sales	414,992	271,289	143,703	53.0%
License revenues	15,697	9,764	5,933	60.8%

Total net revenues	$430,689	$281,053	$149,636	53.2%

Net sales increased $143.7 million, or 53.0%, to $415.0 million for the year ended December 31, 2006 from $271.3 million during the same period in 2005 as noted in the table above. The increase in net sales primarily reflects:

•	$26.9 million of footwear product sales, primarily football cleats introduced in the second quarter of 2006, and baseball cleats introduced in the fourth quarter of 2006;

•	continued unit volume growth of our existing products, such as ColdGear® compression products, primarily sold to existing retail customers due to additional retail stores and expanded floor space;

•	growth in the average selling price of apparel products within all categories;

•	increased women’s and youth market penetration by leveraging current customer relationships; and

•	product introductions subsequent to December 31, 2005 within all product categories, most significantly in our compression and training products.

License revenues increased $5.9 million, or 60.8%, to $15.7 million for the year ended December 31, 2006 from $9.8 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now includes distribution of products to college bookstores and golf pro shops.

Gross profit increased $79.7 million to $215.6 million in 2006 from $135.9 million in 2005. Gross profit as a percentage of net revenues, or gross margin, increased approximately 180 basis points to 50.1% in 2006 from 48.3% in 2005. This increase in gross margin was primarily driven by the following:

•

lower product costs as a result of variations in product mix and greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for an approximate 170 basis point increase;

•	decreased close-out sales in the 2006 period compared to the 2005 period, accounting for an approximate 70 basis point increase;

•

lower customer incentives as a percentage of net revenues, primarily driven by changes to certain customer agreements which decreased discounts offsetting revenue while increasing targeted customer marketing expenditures recorded in selling, general and administrative expenses, accounting for an approximate 70 basis point increase;

•	increased direct to consumer higher margin sales, accounting for an approximate 50 basis point increase; partially offset by

•	increased sales returns and allowances, accounting for an approximate 70 basis point decrease; and

•	lower gross margin attributable to the introduction of our footwear products which have lower profit margins than our current apparel products, accounting for an approximate 120 basis point decrease.

Selling, general and administrative expenses increased $58.3 million, or 58.4%, to $158.3 million in 2006 from $100.0 million in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 36.8% in 2006 from 35.6% in 2005. These changes were primarily attributable to the following:

•

Marketing costs increased $17.8 million to $48.3 million in 2006 from $30.5 million in 2005 primarily due to the National Football League (“NFL”) Agreement and sponsorship of new teams on the collegiate level, increased in-store marketing signage and fixtures, film and print advertising campaigns, increased costs to support the development of our Global Direct business (website and catalog sales), and marketing salaries. As a percentage of net revenues, marketing costs increased to 11.2% in 2006 from 10.8% in 2005 due primarily to the items described above.

•

Selling costs increased $10.6 million to $27.7 million in 2006 from $17.1 million in 2005. This increase was primarily due to the continued investment in our international growth initiatives, including the establishment of our European business, increased headcount in our sales force, and additional trade show and sales meeting expenditures. As a percentage of net revenues, selling costs increased to 6.4% in 2006 from 6.1% in 2005 primarily due to our international growth initiatives.

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $10.5 million to $37.4 million in 2006 from $26.9 million in 2005. The increase during the year was primarily due to the addition of personnel to support the following initiatives: design and source our expanding apparel and footwear lines; implement and support our new enterprise resource planning system (“ERP”); expand our distribution facilities to support our growth; operate our seven new retail outlet stores; expand our Global Direct business; and continue to build our legal and compliance team. The increase was partially offset by lower bonus expense for 2006. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) decreased to 8.7% in 2006 from 9.6% in 2005 primarily due to our continued increase in net revenues period-over-period and lower bonus expense.

•

Other corporate costs, excluding payroll and related costs, increased $19.4 million to $44.9 million in 2006 from $25.5 million in 2005. This increase was primarily attributable to the expansion and operation of our leased corporate office space and distribution facilities, additional retail outlet store leases and operating costs, post-implementation consulting costs and depreciation expense related to our new ERP system, increased costs relating to further development of our Global Direct business, litigation reserves incidental to our business, along with necessary costs associated with being a public company, including increased audit fees, insurance and SOX compliance costs. As a percentage of net revenues, other corporate costs increased to 10.4% in 2006 from 9.1% in 2005 due to the items noted above.

Income from operations increased $21.4 million, or 59.6%, to $57.3 million in 2006 from $35.9 million in 2005. Income from operations as a percentage of net revenues increased to 13.3% in 2006 from 12.7% in 2005. This increase was a result of an increase in gross margin partially offset by an increase in selling, general and administrative expenses as a percentage of net revenues.

Other income (expense), net increased $4.7 million to $1.8 million in other income, net in 2006 from $2.9 million in other expense, net in 2005. This increase was primarily due to the decrease in interest expense due to the repayment of our credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

Provision for income taxes increased $6.8 million to $20.1 million in 2006 from $13.3 million in 2005. In 2006, we adjusted our projected annual effective tax rate for the year downward to reflect the impact of a new state tax credit earned. As a result, our effective tax rate was 34.0% for 2006 compared to 40.2% for 2005.

Net income increased $19.3 million to $39.0 million in 2006 from $19.7 million in 2005, as a result of the factors described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenues increased $75.9 million, or 37.0%, to $281.1 million in 2005 from $205.2 million in 2004. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Year Ended December 31,
(In thousands)	2005	2004	$ Change	% Change
Men’s	$189,596	$151,962	$37,634	24.8%
Women’s	53,500	28,659	24,841	86.7%
Youth	18,784	12,705	6,079	47.8%

Apparel	261,880	193,326	68,554	35.5%
Footwear	—	—	—	—
Accessories	9,409	7,548	1,861	24.7%

Total net sales	271,289	200,874	70,415	35.1%
License revenues	9,764	4,307	5,457	126.7%

Total net revenues	$281,053	$205,181	$75,872	37.0%

Net sales increased $70.4 million, or 35.1%, to $271.3 million in 2005 from $200.9 million in 2004 as noted in the table above. The increase in net sales primarily reflects:

•	continued unit volume growth of our existing products sold to retail customers, while pricing of existing products remained relatively unchanged; and

•	product introductions which in 2005 accounted for $29.0 million of the increase in net sales primarily in our compression and training products.

License revenues increased $5.5 million, or 126.7%, to $9.8 million in 2005 from $4.3 million in 2004. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth and new product offerings.

Gross profit increased $40.5 million to $135.9 million in 2005 from $95.4 million in 2004. Gross profit as a percentage of net revenues, or gross margin, increased 180 basis points to 48.3% in 2005 from 46.5% in 2004. This increase in gross margin was primarily driven by the following:

•	increased license revenues, accounting for an approximate 70 basis point increase;

•	lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, accounting for an approximate 240 basis point increase; partially offset by

•	larger customer incentives, partially offset by more accurate demand forecasting and better inventory management, accounting for an approximate 50 basis point decrease; and

•

higher handling costs to make products to customer specifications for immediate display in their stores and higher overhead costs associated with our quick-turn, Special Make-Up Shop, which was instituted in June 2004, accounting for an approximate 70 basis point decrease.

Selling, general and administrative expenses increased $29.9 million to $100.0 million in 2005 from $70.1 million in 2004. As a percentage of net revenues, selling, general and administrative expenses increased to 35.6% in 2005 from 34.1% in 2004. These changes were primarily attributable to the following:

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

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $8.6 million to $26.9 million in 2005, from $18.3 million in 2004. The increase during 2005 was due to the following initiatives: we began to build our team to design and source our footwear line, which we began shipping in June 2006; we added personnel to our information technology team to support our Company-wide initiative to upgrade our information systems; we incurred equity compensation costs; we added personnel to operate our three new retail outlet stores; and we invested in the personnel needed to enhance our compliance function and operate as a public company. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) increased to 9.6% in 2005 from 8.9% in 2004 due to the items described above.

•

Other corporate costs increased $7.2 million to $25.5 million in 2005, from $18.3 million in 2004. This increase was attributable to higher costs in support of our footwear initiative, freight and duty related to increased Canada sales, expansion of our leased corporate office space and distribution facility, and costs associated with being a public company. As a percentage of net revenues, other corporate costs were 9.1% in 2005, which is a slight increase from 8.9% in 2004 due to the items noted above.

Income from operations increased $10.5 million, or 41.4%, to $35.9 million in 2005 from $25.4 million in 2004. Income from operations as a percentage of net revenues increased to 12.7% in 2005 from 12.4% in 2004. This increase was a result of an increase in gross margin partially offset by an increase in selling, general and administrative expenses as a percentage of net revenues.

Other income (expense), net increased $1.6 million to $2.9 million in other expense, net in 2005 from $1.3 million in other expense, net in 2004. This increase was primarily due to higher average borrowings and a higher effective interest rate under our credit facility prior to being repaid in November 2005 with proceeds from the initial public offering.

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

Seasonality

Historically, we have recognized approximately 70-75% of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear® line. Approximately 61%, 62% and 66% of our net revenues were generated during the last two quarters of 2006, 2005 and 2004, respectively. The level of our working capital reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

The following table sets forth certain unaudited financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended (unaudited)
(In thousands)	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
Net revenues	$87,696	$79,965	$127,745	$135,283	$58,187	$48,957	$86,606	$87,303
Gross profit	44,312	38,207	64,675	68,406	25,838	24,551	42,965	42,496
Income from operations	14,180	3,369	21,983	17,745	4,897	3,645	14,483	12,864

(As a percentage of annual totals)
Net revenues	20.4%	18.6%	29.6%	31.4%	20.7%	17.4%	30.8%	31.1%
Gross profit	20.6%	17.7%	30.0%	31.7%	19.0%	18.1%	31.6%	31.3%
Income from operations	24.8%	5.9%	38.3%	31.0%	13.6%	10.2%	40.4%	35.8%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital has historically been funded through a combination of cash from operations and from available revolving credit facilities, along with cash flows provided by operating activities in more recent years. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. Cash requirements for capital investments needed to grow our business have historically been funded through subordinated debt and capital lease obligations. Our capital investments have included expanding our in-store fixture program, improvements to our distribution and corporate facilities to support our growth, leasehold improvements to our new retail outlet stores and more recently, the investment in a Company-wide initiative to implement our ERP system, which became operational in April 2006.

Cash and cash equivalents increased to $70.7 million at December 31, 2006 compared to $63.0 million at December 31, 2005 and our working capital increased to $173.4 million at December 31, 2006 compared to $134.1 million at December 31, 2005. This increase in our financial position is primarily the result of increased levels of inventory and accounts receivable due to the 53.2% growth in net revenues.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our senior and subordinated debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the years presented:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Net cash provided (used in) by:
Operating activities	$10,701	$15,795	$(8,851)
Investing activities	(15,115)	(10,833)	(8,683)
Financing activities	12,579	56,989	18,004
Effect of exchange rate changes on cash and cash equivalents	(487)	(59)	(52)

Net increase in cash and cash equivalents	$7,678	$61,892	$418

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation, deferred income taxes, changes in reserves for doubtful accounts, returns, discounts and inventories and the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash provided by operating activities decreased $5.1 million to $10.7 million in 2006 compared to $15.8 million in 2005. This decrease was due to higher cash outflows from operating assets and liabilities of $22.9 million and an increase in non-cash items of $1.4 million, offset by an increase in net income of $19.3 million period-over period. The increase in cash outflows from operating assets and liabilities period-over-period was primarily due to an increase in inventory levels of $20.8 million to support our 53.2% sales growth and a $3.5 million increase in income taxes receivable due to higher federal and state income tax payments made during 2006 compared to tax payments made during 2005.

Non-cash items decreased primarily as a result of decreased cash outflows relating to deferred income tax assets due to increased state tax credits earned in 2006. In addition, depreciation and amortization increased period-over-period primarily due to the implementation of our new ERP system, acquisition of additional assets and retail outlet store leasehold improvements.

Cash provided by operating activities increased $24.7 million to $15.8 million in 2005 compared to cash used in operating activities of $8.9 million in 2004. The increase was due to an increase in net income and non-cash items of $3.4 million and $5.6 million, respectively, coupled with lower cash outflows from operating assets and liabilities of $15.7 million. Non-cash items increased primarily as a result of higher depreciation and amortization from the acquisition of additional assets and current period stock compensation. The net decrease in cash outflows from operating assets and liabilities was primarily the result of improved inventory management due to better forecasting of sales and delivery of inventory which reduced the build up of inventory levels year over year. Cash outflows from income taxes payable increased due to higher federal and state income tax payments during 2005 compared to tax payments made during 2004 and cash outflows from accrued expenses increased due to higher bonus payments during 2005 compared to 2004.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $4.3 million to $15.1 million in 2006 from $10.8 million in 2005. This increase in cash used in investing activities primarily represents the additional costs to implement our new ERP system, the continued investment in our in-store fixture program, enhancements to the distribution facility and leasehold improvement to our new retail outlet stores. The new ERP system became operational in April 2006. Our total capital investment in connection with the implementation is expected to be approximately $10.5 million over a five-year period.

In April 2006, we began investing a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. All investments in these securities were sold prior to December 31, 2006. Proceeds were invested in highly liquid investments with an original maturity of three months or less.

Cash used in investing activities increased $2.1 million to $10.8 million in 2005 from $8.7 million in 2004. This increase in cash used in investing activities represents the initial costs of our new ERP system, the continued investment in our in-store fixture program, enhancements to the distribution facility and the leasehold improvement to three additional retail outlet stores.

In June 2004, we moved our distribution facility to Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters. During the fourth quarter of 2006, we entered into an agreement to lease an additional distribution facility in Glen Burnie, Maryland. As a result of the existing and planned improvements made to the current distribution facility, the additional building leased in the fourth quarter of 2006, we believe the buildings available will be adequate to meet our needs for the next several years.

Total capital investments were $18.2 million, $13.0 million and $13.9 million in 2006, 2005 and 2004, respectively. Total capital investments in 2006, 2005 and 2004 included non-cash transactions of $3.1 million, $2.1 million and $5.2 million, respectively (see non-cash investing activities included on the consolidated statements of cash flows). Because we finance some capital investments through capital leases, total capital investments exceed capital expenditures as described above. Anticipated capital investments for 2007 are $20.0 to $22.0 million, of which approximately fifty percent of these investments will be in our distribution facility to add equipment to improve our shipping velocity and expand our warehouse capacity in anticipation of future growth in our footwear business. In addition, we plan to invest approximately $6.5 million in our in-store fixture program, and the balance will be invested in information technology initiatives, expansion of our Global Direct business to include Canada and Europe, retail outlet store expansion and other general corporate needs.

Financing Activities

Cash provided by financing activities decreased $44.4 million to $12.6 million in 2006 from $57.0 million in 2005. This decrease was primarily due to proceeds received from our initial public offering during November 2005. Through this initial public offering, we issued an additional 9,500,000 shares of Class A Common Stock and received $112.7 million in proceeds net of $10.8 million in stock issue costs. Proceeds from our initial public offering were used to repay a $25.0 million term note, to repay the balance outstanding under the revolving credit facility of $12.2 million, and to redeem the Series A Preferred Stock for an aggregate of $12.0 million. This decrease in cash provided by financing activities was partially offset by the $11.3 million excess tax benefits from stock-based compensation arrangements received in 2006.

Cash provided by financing activities increased $39.0 million to $57.0 million in 2005 from $18.0 million in 2004. This increase was primarily the result of the net proceeds received from our initial public offering in 2005 and the use of these proceeds to repay debt obligations and redeem the Series A Preferred Stock as noted above. In addition, cash inflows for the year were slightly offset by dividend payments made earlier in the year of $5.0 million.

Revolving Credit Facility Agreement

In December 2006, we entered into a third amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100.0 million based on our domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of our assets including our domestic subsidiaries, other than our trademarks. Up to $10.0 million of the facility may be used to support letters of credit.

The revolving credit facility bears interest based on the daily balance outstanding at our choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin is calculated quarterly and varies based on our pricing leverage ratio as defined in the agreement. The revolving credit facility also carries a line of credit fee equal to the available but unused borrowings which can vary from 0.1% to 0.5%. As of December 31, 2006, our availability was $93.0 million based on our domestic inventory and accounts receivable balances.

This financing agreement contains a number of restrictions that limit our ability, among other things, to pledge our accounts receivable, inventory, trademarks and most of our other assets as security in our borrowings or transactions; pay dividends on stock; redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by us.

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. We were in compliance with these covenants as of December 31, 2006.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with SunTrust Bank to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through December 31, 2006, we have financed $7.9 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average rate of 6.5%. At December 31, 2006, the outstanding principal balance was $4.5 million.

In December 2003, we entered into a master loan and security agreement with Wachovia Bank N.A. which is subordinate to the revolving credit facility. Under this agreement, we borrowed $1.3 million for the purchase of qualifying furniture and fixtures. This agreement bears interest at 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during February 2006.

We continually lease warehouse space, office facilities, space for our retail outlet stores and certain equipment under non-cancelable operating and capital leases.

Contractual Commitments and Contingencies

We lease certain buildings and equipment under non-cancelable capital and operating leases. The leases expire at various dates through 2016, excluding extensions at our option, and contain various provisions for rental adjustments. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2006 are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Subordinated debt obligations(1)	$4,541	$2,648	$1,852	$41	$—
Capital lease obligations	1,716	794	825	97	—
Operating lease obligations	24,584	5,340	10,093	5,804	3,347
Sponsorships and Other(2)	43,831	6,920	18,075	18,836	—

Total	$74,672	$15,702	$30,845	$24,778	$3,347

(1)	Excludes required interest payments.
(2)	Includes footwear promotional rights fees, sponsorships of individual athletes, sports teams and athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional incentives based on performance achievements while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are subject to variables. The amounts listed above are the known amounts required to be paid under these agreements.

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

Inventory Valuation and Reserves

We value our inventory at standard costs which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by us, further adjustments may be required that would increase our cost of goods sold in the period in which the adjustments were recorded.

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

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life and are evaluated and measured for impairment in accordance with our Long-Lived Assets critical accounting policy discussed above.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that such assets will not be realized.

Stock-Based Compensation

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

We adopted SFAS 123R using the modified prospective method of application, which requires the recognition of compensation expense on a prospective basis; therefore, prior period consolidated financial statements have not been restated. Compensation expense recognized includes the expense of stock rights granted on and subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights issued subsequent to our initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted prior to our initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and Financial Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010. With the adoption of SFAS 123R, no material cumulative adjustments were recorded. As of December 31, 2006, we had $7.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of 4.0 years.

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

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 in the fourth quarter of 2006 did not have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Based upon our current evaluation as of December 31, 2006, we do not believe that the adoption of FIN 48 will have a material effect on our beginning balance of retained earnings.

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

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for us on January 1, 2006. Prior to January 1, 2006, we accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in Note 2 of the consolidated financial statements. In March 2005, Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share-based payment arrangements for public companies. We applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R we recorded $1.5 million in stock-based compensation in selling, general and administrative expenses during the year ended December 31, 2006.

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

Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange

We currently generate a small amount of our net revenues in Canada and the United Kingdom. The reporting currency for our consolidated financial statements is U.S. dollars. To date, net revenues generated outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in exchange rates. For example, if we recognize international sales in local foreign currencies (as we currently do in Canada and Europe), as the U.S. dollar strengthens it would have a negative impact on our international results upon translation of those results into U.S. dollars upon consolidation. We do not currently hedge foreign currency fluctuations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosure about Market Risk” under Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” on page 38 and Item 1A. “Risk Factors” on page 8 of this Form 10-K for information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is included herein.

/S/ KEVIN A. PLANK Kevin A. Plank	President, Chief Executive Officer, and Chairman of the Board

/S/ WAYNE A. MARINO Wayne A. Marino	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Under Armour, Inc.:

We have completed an integrated audit of Under Armour, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Under Armour, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Report of Management on Internal Control Over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 27, 2007

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$70,655	$62,977
Accounts receivable, net of allowance for doubtful accounts of $884 and $521 as of December 31, 2006 and 2005, respectively	71,867	53,132
Inventories	81,031	53,607
Income taxes receivable	4,310	—
Prepaid expenses and other current assets	8,944	5,252
Deferred income taxes	8,145	6,822

Total current assets	244,952	181,790
Property and equipment, net	29,923	20,865
Intangible asset, net	7,875	—
Deferred income taxes	5,180	—
Other non-current assets	1,438	1,032

Total assets	$289,368	$203,687

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,718	$31,699
Accrued expenses	25,403	11,449
Income taxes payable	—	716
Current maturities of long term debt	2,648	1,967
Current maturities of capital lease obligations	794	1,841

Total current liabilities	71,563	47,672
Long term debt, net of current maturities	1,893	2,868
Capital lease obligations, net of current maturities	922	1,715
Deferred income taxes	—	330
Other long term liabilities	602	272

Total liabilities	74,980	52,857

Commitments and contingencies (see Note 8)
Stockholders’ equity and comprehensive loss
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of December 31, 2006 and 2005, 34,555,907 shares issued and outstanding as of December 31, 2006; 31,223,351 shares issued and outstanding as of December 31, 2005	12	10
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized as of December 31, 2006 and 2005, 13,250,000 shares issued and outstanding as of December 31, 2006; 15,200,000 shares issued and outstanding as of December 31, 2005	4	5
Additional paid-in capital	148,562	124,803
Retained earnings	66,376	28,067
Unearned compensation	(463)	(1,889)
Notes receivable from stockholders	—	(163)
Accumulated other comprehensive loss	(103)	(3)

Total stockholders’ equity	214,388	150,830

Total liabilities and stockholders’ equity	$289,368	$203,687

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net revenues	$430,689	$281,053	$205,181
Cost of goods sold	215,089	145,203	109,748

Gross profit	215,600	135,850	95,433
Operating expenses
Selling, general and administrative expenses	158,323	99,961	70,053

Income from operations	57,277	35,889	25,380
Other income (expense), net	1,810	(2,915)	(1,284)

Income before income taxes	59,087	32,974	24,096
Provision for income taxes	20,108	13,255	7,774

Net income	38,979	19,719	16,322
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	5,307	1,994

Net income available to common stockholders	$38,979	$14,412	$14,328

Net income available per common share
Basic	$0.83	$0.39	$0.41
Diluted	$0.79	$0.36	$0.39
Weighted average common shares outstanding
Basic	46,983	37,199	35,124
Diluted	49,587	39,686	36,774

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Convertible Common Stock held by Rosewood entities		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Notes Receivable from Stockholders	Accum ulated Other Compre- hensive Loss	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2003	31,200.0	$10	—	$—	1,208.1	$1	$7,656	$4,327	$—	$(129)	$—		$11,865
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	—	—	—	—	—	(1,994)	—	—	—		(1,994)
Dividends	—	—	—	—	—	—	—	(5,000)	—	—	—		(5,000)
Exercise of stock options	690.0	1	—	—	—	—	77	—	—	—	—		78
Interest earned on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(6)	—		(6)
Payments received on notes from stockholders	—	—	—	—	—	—	—	—	—	17	—		17
Comprehensive income:
Net income	—	—	—	—	—	—	—	16,322	—	—	—	$16,322
Foreign currency translation adjustment, net of tax of $17	—	—	—	—	—	—	—	—	—	—	(45)	(45)

Comprehensive Income												16,277	16,277

Balance as of December 31, 2004	31,890.0	11	—	—	1,208.1	1	7,733	13,655	—	(118)	(45)		21,237
Issuance of Class A Common Stock, net of issuance costs of $10,824	9,500.0	3	—	—	—	—	112,673	—	—	—	—		112,676
Convertible Common Stock held by Rosewood entities converted to Class A Common Stock	3,624.3	1	—	—	(1,208.1)	(1)	—	—	—	—	—		—
Class A Common Stock converted to Class B Common Stock	(15,200.0)	(5)	15,200.0	5	—	—	—	—	—	—	—		—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	—	—	—	—	—	(5,307)	—	—	—		(5,307)
Exercise of stock options	1,138.8	—	—	—	—	—	754	—	—	(262)	—		492
Issuance of Class A Common Stock net of forfeitures	270.3	—	—	—	—	—	2,291	—	(1,793)	—	—		498
Stock options granted	—	—	—	—	—	—	1,273	—	(951)	—	—		322
Amortization of unearned compensation	—	—	—	—	—	—	—	—	855	—	—		855
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	79	—	—	—	—		79
Payments received on notes from stockholders	—	—	—	—	—	—	—	—	—	229	—		229
Interest earned on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(12)	—		(12)
Comprehensive income
Net income	—	—	—	—	—	—	—	19,719	—	—	—	19,719
Foreign currency translation adjustment, net of tax $2	—	—	—	—	—	—	—	—	—	—	42	42

Comprehensive income												19,761	19,761

Balance as of December 31, 2005	31,223.4	10	15,200.0	5	—	—	124,803	28,067	(1,889)	(163)	(3)		150,830
Class B Common Stock converted to Class A Common Stock	1,950.0	1	(1,950.0)	(1)	—	—	—	—	—	—	—		—
Exercise of stock options	1,291.8	1	—	—	—	—	2,955	—	—	—	—		2,956
Issuance of fully vested warrants		—	—	—	—	—	8,500	—	—	—	—		8,500
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(24.7)	—	—	—	—	—	(64)	(670)	—	—	—		(734)
Issuance of Class A Common Stock net of forfeitures	115.4	—	—	—	—	—	588	—	—	—	—		588
Stock-based compensation expense	—	—	—	—	—	—	1,235	—	711	—	—		1,946
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	11,260	—	—	—	—		11,260
Reversal of unearned compensation and additional paid in capital due to the adoption of SFAS 123R	—	—	—	—	—	—	(715)	—	715	—	—		—
Payments received on notes from stockholders	—	—	—	—	—	—	—	—	—	169	—		169
Interest earned on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(6)	—		(6)
Comprehensive income
Net income	—	—	—	—	—	—	—	38,979	—	—	—	38,979
Foreign currency translation adjustment, net of tax $63	—	—	—	—	—	—	—	—	—	—	(100)	(100)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$38,879	38,879

Balance as of December 31, 2006	34,555.9	$12	13,250.0	$4	—	$—	$148,562	$66,376	$(463)	$—	$(103)		$214,388

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$38,979	$19,719	$16,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	9,824	6,546	3,174
Unrealized foreign exchange rate loss	161	—	—
Loss on disposal of fixed assets	115	58	591
Stock-based compensation	1,982	1,177	—
Deferred income taxes	(6,721)	(331)	(3,341)
Changes in reserves for doubtful accounts, returns, discounts and inventories	3,832	3,150	4,610
Changes in operating assets and liabilities:
Accounts receivable	(20,828)	(17,552)	(18,811)
Inventories	(26,504)	(5,669)	(27,195)
Prepaid expenses and other current assets	(3,674)	(2,723)	(615)
Other non-current assets	(323)	(157)	(69)
Accounts payable	8,203	11,074	9,747
Accrued expenses and other liabilities	10,681	1,990	5,504
Income taxes payable and receivable	(5,026)	(1,487)	1,232

Net cash provided by (used in) operating activities	10,701	15,795	(8,851)

Cash flows from investing activities
Purchase of property and equipment	(15,115)	(10,887)	(8,724)
Proceeds from sale of property and equipment	—	54	41
Purchases of short-term investments	(89,650)	—	—
Proceeds from sales of short-term investments	89,650	—	—

Net cash used in investing activities	(15,115)	(10,833)	(8,683)

Cash flows from financing activities
Proceeds from long-term debt	2,119	3,944	450
Payments on long-term debt	(2,413)	(26,711)	(524)
Payments on capital lease obligations	(1,840)	(2,330)	(1,424)
Net (payments) proceeds from revolving credit facility	—	(13,748)	19,457
Payments of common stock dividends	—	(5,000)	—
Excess tax benefits from stock-based compensation arrangements	11,260	—	—
Proceeds from exercise of stock options and other stock issuances	3,544	990	78
Payments of debt financing costs	(260)	(1,061)	(50)
Payments received on notes from stockholders	169	229	17
Proceeds from sale of Class A Common Stock	—	123,500	—
Payments of stock issue costs	—	(10,824)	—
Redemption of Series A Preferred Stock	—	(12,000)	—

Net cash provided by financing activities	12,579	56,989	18,004

Effect of exchange rate changes on cash and cash equivalents	(487)	(59)	(52)
Net increase in cash and cash equivalents	7,678	61,892	418
Cash and cash equivalents
Beginning of year	62,977	1,085	667

End of year	$70,655	$62,977	$1,085

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$734	$—	$—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	5,307	1,994
Purchase of equipment through debt obligations	2,700	2,103	5,156
Issuance of warrants in partial consideration for intangible asset	8,500	—	—
Settlement of outstanding accounts receivable with property and equipment	350	—	—
Reversal of unearned compensation and additional paid in capital due to adoption of SFAS 123R	715	—	—
Exercise of stock-based compensation arrangements through stockholders’ notes receivable	—	262	—
Transfer of revolving credit facility to term debt		25,000	—
Unpaid declared common stock dividends	—	—	5,000
Other supplemental information
Cash paid for income taxes	20,522	15,204	9,775
Cash paid for interest	531	2,866	1,281

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

	Customer A	Customer B	Customer C
Net revenues
2006	22.2%	14.4%	3.6%
2005	18.5%	15.4%	3.3%
2004	13.3%	12.8%	2.9%
Accounts receivable
2006	28.4%	15.8%	4.8%
2005	28.7%	19.5%	4.5%
2004	15.5%	14.7%	3.8%

Short-Term Investments

Beginning in the second quarter of 2006, the Company purchased and sold short-term investments consisting of auction rate municipal bonds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. These securities were sold prior to December 31, 2006. Proceeds were invested in highly liquid investments with an original maturity of three months or less. Other income (expense), net on the consolidated statements of income included interest income of $2,231, $273 and $7 for the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to short-term investments and cash and cash equivalents.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts, certain discounts, and reserve for returns, and do not bear interest. Beginning in the first quarter of 2006, the majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as opposed to an offset to accounts receivable as in prior years. The agreements with these customers stipulate settlements to be made through Company cash disbursements beginning in 2006 as opposed to the issuance of customer credit which had been the practice of the Company prior to 2006. Therefore, as of December 31, 2006, there were $6,894 in customer discounts recorded within accrued expenses and only $272 recorded as an offset to accounts receivable. As of December 31, 2005, there were no customer discounts recorded within accrued expenses and $7,391 recorded as an offset to accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. The Company reviews the allowance for doubtful accounts monthly. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories consist of finished goods, raw materials and work-in-process, and are valued at standard costs which approximate the Company’s landed cost, using the first-in, first-out (“FIFO”) method of cost determination. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including freight-in, duties and other costs. The Company does not include certain costs incurred to operate its distribution center in cost of goods sold. Historically, such costs would not have had a material impact on inventories, cost of goods sold, or gross profit.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or market. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life and are evaluated and measured for impairment in accordance with our Impairment of Long-Lived Assets significant accounting policy discussed below. No impairments relating to intangible assets have been recognized for the years ended December 31, 2006, 2005, and 2004.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets: 3 to 7 years for furniture and fixtures, office equipment and software, and plant equipment and 5 years for automobiles. Amortization of leasehold improvements is provided over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures are capitalized, included in furniture and fixtures, and depreciated over 3 to 5 years.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Accrued Expenses

At December 31, 2006, accrued expenses primarily included $7,096 and $6,894 of accrued bonuses and accrued customer discounts, respectively. At December 31, 2005, accrued expenses primarily included $7,840 of accrued bonuses.

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

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of sales discounts and certain customer-based incentives along with a reserve for returns, if applicable. Provisions for customer-based incentives such as cooperative advertising, included in selling, general and administrative expenses, are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis and are excluded from net revenues.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed the month the advertisement appears. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions. Generally, sponsorship payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets. Advertising expense, including amortization of in-store marketing signage and fixtures, was $48,319, $30,465 and $21,753 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, prepaid advertising costs were $142. No amounts were prepaid as of December 31, 2005.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These revenues are recorded in net revenues. The majority of costs associated with shipping goods to customers from our distribution center are recorded in selling, general and administrative expenses. For the years ended December 31, 2006, 2005 and 2004, total outbound shipping costs were $7,650, $3,590 and $1,667, respectively.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock and other equity awards. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6: Participating Securities and the Two Class Method Under FASB Statement No. 128, the Convertible Common Stock outstanding prior to our initial public offering has been included in the basic and diluted earnings per share for the years ended December 31, 2005 and 2004, as if the shares were converted into Class A Common Stock on a three for one basis. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
Numerator
Net income, as reported	$38,979	$19,719	$16,322
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	5,307	1,994

Net income available to common stockholders	$38,979	$14,412	$14,328

Denominator
Weighted average common shares outstanding	46,983	37,199	35,124
Effect of dilutive securities	2,604	2,487	1,650

Weighted average common shares and dilutive securities outstanding	49,587	39,686	36,774

Earnings per share—basic	$0.83	$0.39	$0.41
Earnings per share—diluted	$0.79	$0.36	$0.39

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Stock-Based Compensation

The Company has two equity incentive plans under which it has granted or may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other equity awards, collectively “stock rights” (see Note 12 for further details on these plans). The Company generally issues new common shares upon exercise of stock options, grant of restricted stock or share unit conversion.

The Company has historically accounted for grants of stock rights to non-employees at fair value in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). For the years ended December 31, 2006 and 2005, the Company recognized $14 and $322, respectively, in stock-based compensation expense relating to fully vested stock rights granted to non-employees. No expense was recognized in 2004 relating to stock rights granted to non-employees.

Prior to January 1, 2006, the Company accounted for grants of stock rights to employees and directors using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“ABP 25”), and related interpretations. Under the intrinsic value method, unearned compensation was recorded equal to the fair market value of the stock underlying the award on the date of grant less any exercise price. Compensation expense was amortized over the vesting period in accordance with Financial Interpretation Number (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).

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

The Company adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense for grants of stock rights to employees and directors on a prospective basis; therefore, prior period financial statements have not been restated. The compensation expense to be recognized includes the expense of stock rights granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $463 as of December 31, 2006 is fully amortized through 2010. In addition, as of the January 1, 2006 adoption date, the Company reversed $715 in unearned compensation and the related additional paid in capital due to unvested equity awards granted between the initial filing of the Company’s S-1 Registration Statement and the January 1, 2006 SFAS 123R adoption date. For the years ended December 31, 2006 and 2005, the Company recognized $432 and $855, respectively, in amortization of unearned compensation in accordance with APB 25 and FIN 28. No compensation expense was recognized related to grants of stock rights to employees during the year ended December 31, 2004.

Consistent with the valuation method used for the disclosure only provisions of SFAS 123, the Company is using the Black-Scholes option-pricing model to value compensation expense under SFAS 123R. As permitted by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”), the expected life of options

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

granted is calculated using an expected life equal to the time from grant to the midpoint between the vesting date and the contractual term, while considering the vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected option life. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized on a straight-line basis over the total vesting period, which is the implied requisite service period and net of forfeitures which are estimated at the date of grant based on historical rates. The Company recognized $1,536 in stock-based compensation expense in selling, general and administrative expenses for the year ended December 31, 2006 in accordance with SFAS 123R.

Total stock-based compensation expense for the years ended December 31, 2006 and 2005 was $1,982 and $1,177, respectively. No stock-based compensation expense was recorded for the year ended December 31, 2004. As of December 31, 2006, the Company had $7,273 of unrecognized compensation expense expected to be recognized over a weighted average period of 4.0 years.

Had the Company elected to account for all stock rights granted to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the years ended December 31, 2006, 2005 and 2004 would have been reported as set forth in the following table:

	Year Ended December 31,
	2006	2005	2004
Net income, as reported	$38,979	$19,719	$16,322
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	5,307	1,994

Net income available to common stockholders	38,979	14,412	14,328
Add: stock-based compensation expense included in reported net income, net of taxes	1,298	512	—
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(1,452)	(266)	(82)

Pro forma net income	$38,825	$14,658	$14,246

Earnings per share including SFAS 123 compensation expense
Basic, pro forma	$0.83	$0.39	$0.41
Diluted, pro forma	$0.78	$0.37	$0.39
Basic, as reported	$0.83	$0.39	$0.41
Diluted, as reported	$0.79	$0.36	$0.39

The weighted average fair value of an option granted for the years ended December 31, 2006, 2005, and 2004 was $17.14, $1.57 and $0.32, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6% - 5.0%	3.9% - 4.4%	3.3% - 3.	5%
Average expected life in years	5.5 - 6.5	5	5
Expected volatility	44.6% - 46.1%	0% -48.1%	0%
Expected dividend yield	0%	0%	0%

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

Fair Value of Financial Instruments

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

Guarantees and Indemnifications

In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance under the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct, or acts in bad faith. The Company was not aware of any indemnification liability under such service agreements for the years ended December 31, 2006 and 2005.

Recently Issued Accounting Standards

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires financial statement errors to be quantified using both balance sheet and income statement approaches and an evaluation on whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 in the fourth quarter of 2006 did not have a material effect on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Based upon the Company’s evaluation as of December 31, 2006, the Company does not believe that the adoption of FIN 48 will have a material impact on the Company’s beginning balance of retained earnings.

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

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, and supersedes APB 25. SFAS 123R requires all stock-based compensation to be recognized as an expense in the financial statements and that such costs be measured according to the fair value of the award. SFAS 123R became effective for the Company on January 1, 2006. Prior to January 1, 2006, the Company accounted for grants of stock rights in accordance with APB 25 and provided pro forma effects of SFAS 123 in accordance with SFAS 148 as discussed in “Stock-Based Compensation” above. In March 2005, SAB 107 was issued to provide guidance from the SEC to simplify some of the implementation challenges of SFAS 123R as this statement relates to the valuation of the share-based payment arrangements for public companies. The Company applied the principles of SAB 107 in connection with the adoption of SFAS 123R. As a result of adopting SFAS 123R the Company recorded $1,536 stock-based compensation in selling, general and administrative expenses during the year ended December 31, 2006.

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

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Reclassifications

Certain balances in 2005 and 2004 have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

3. Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
Finished goods	$83,618	$57,020
Raw materials	1,321	1,379
Work-in-process	133	95

Subtotal inventories	85,072	58,494
Inventories reserve	(4,041)	(4,887)

Total inventories	$81,031	$53,607

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
Furniture and fixtures	$17,178	$12,262
Office equipment and software	11,567	5,290
Plant equipment	5,401	4,582
Leasehold improvements	6,700	4,058
Construction in progress	8,346	4,917
Other	24	24

	49,216	31,133
Accumulated depreciation and amortization	(19,293)	(10,268)

Property and equipment, net	$29,923	$20,865

Construction in progress primarily includes software costs relative to systems not yet placed in use and in-store fixtures not yet placed in service.

Depreciation and amortization expense related to property and equipment was $9,021, $6,224 and $3,165 for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Intangible Asset, Net

In August 2006, the Company and NFL Properties LLC (“NFL Properties”) entered into a Promotional Rights Agreement (the “NFL Agreement”) in which the Company became an authorized supplier of footwear to the National Football League. As partial consideration for the NFL Agreement, which expires in March 2012, the Company issued to NFL Properties fully vested and non-forfeitable warrants to purchase 480,000 shares of the Company’s Class A Common Stock. The resulting $8,500 intangible asset was determined based on the fair value of the warrants as established by an independent third party valuation. The intangible asset is amortized using the straight-line method over the term of the NFL Agreement.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

As of December 31, 2006, the carrying amount of the intangible asset was $7,875, which comprises the original fair value, net of $625 in accumulated amortization. Amortization expense, which is included in selling, general and administrative expenses, was $625 for the year ended December 31, 2006. The estimated amortization expense of the intangible asset is $1,500 for each of the years ended December 31, 2007 through December 31, 2011.

6. Revolving Credit Facility and Long Term Debt

In December 2006, the Company entered into a third amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100,000 based on the Company’s domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, other than their trademarks. Up to $10,000 of the facility may be used to support letters of credit. The Company incurred $260 in deferred financing costs in connection with the financing agreement. In accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” unamortized deferred financing costs of $618 relating to the Company’s old revolving credit facility were added to the deferred financing costs of the new revolving credit facility and will be amortized over the remaining life of the new facility.

The revolving credit facility bears interest based on the daily balance outstanding at the Company’s choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin is calculated quarterly and varies based on the Company’s pricing leverage ratio as defined in the agreement. The revolving credit facility also carries a line of credit fee equal to the available but unused borrowings which can vary from 0.1% to 0.5%. As of December 31, 2006, the Company’s availability was $93,033 based on its domestic inventory and accounts receivable balances.

This financing agreement contains a number of restrictions that limit our ability, among other things, to pledge our accounts receivable, inventory, trademarks and most of our other assets as security in our borrowings or transactions; pay dividends on stock; redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by the Company.

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of December 31, 2006 was above the threshold for compliance with the financial covenants and the Company was in compliance with all covenants as of December 31, 2006.

In September 2005, the Company entered into a second amended and restated financing agreement with a lending institution that was to terminate in 2010. Under this financing agreement, the Company was required to maintain prescribed levels of tangible net worth as defined in the agreement and was collateralized by substantially all of the assets of the Company. The Company paid and recorded $1,061 in deferred financing costs as part of the financing agreement which was comprised of both a $25,000 term note and a $75,000 revolving credit facility. In November 2005, the Company repaid the $25,000 term note plus interest and the balance outstanding under the revolving credit facility of $12,200 with proceeds from the initial public offering (see Note 9). The term note portion of the financing agreement was then terminated and as such the Company expensed $265 of deferred financing costs. With the termination of the term note, the Company’s trademarks and other intellectual property were released as a component of the collateral. The weighted average interest rate on the term note was 9.4%.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Prior to amending and restating the revolving credit facility in September 2005, the Company was party to a revolving credit facility that was to expire April 2007. From January 2004 through September 2005, this agreement was periodically amended to increase the available borrowings based on eligible inventory and accounts receivable not to exceed $60,000. Interest rates and covenants under the superseded revolving credit facility were similar to the interest rates and covenants described above.

The weighted average interest rate on the revolving credit facilities for the years ended December 31, 2005 and 2004 was 5.5% and 4.0%, respectively. During the year ended December 31, 2006, no balance was outstanding.

In March 2005, the Company entered into a loan and security agreement to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through December 31, 2006, the Company has financed $7,915 of furniture and fixtures under this agreement. The weighted average interest rate on borrowings was 6.5% for the year ended December 31, 2006. At December 31, 2006, the outstanding principal balance was $4,541. Principal payments due for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 are $2,648, $1,515, $337, $41, and $0, respectively.

In December 2003, the Company entered into a master loan and security agreement that was subordinate to the revolving credit facilities. Under this agreement the Company borrowed $1,250 for the purchase of qualifying furniture and fixtures. The interest rate was 6.97% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during February 2006.

Interest expense, included in other income (expense), net on the consolidated statements of income for all debt was $597, $3,188 and $1,290 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2005, in connection with the repayment of debt, $265 in deferred financing costs was written off and included in interest expense. For the years ended December 31, 2006, 2005 and 2004, the Company amortized and also included in interest expense $178, $57 and $48, respectively, of deferred financing costs.

7. Obligations under Capital and Operating Leases

The Company leases warehouse space, office facilities, space for our retail outlet stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2016, excluding extensions at our option, and include provisions for rental adjustments.

The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases as of December 31, 2006:

	Operating	Capital
2007	$5,340	$874
2008	5,403	508
2009	4,690	378
2010	3,128	99
2011	2,676	—

Total future minimum lease payments	$21,237	1,859

Less amount representing interest		(143)

Present value of future minimum capital lease payments		1,716
Less current maturities of obligations under capital leases		(794)

Long term lease obligations		$922

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $5,389, $3,237 and $1,881, respectively, under the operating lease agreements.

The following summarizes the Company’s assets under capital lease agreements:

	December 31,
	2006	2005
Office equipment	$1,494	$1,968
Furniture and fixtures	29	2,106
Leasehold improvements	520	629
Plant equipment	1,934	1,949

	3,977	6,652
Accumulated depreciation and amortization	(2,292)	(2,653)

Property and equipment, net	$1,685	$3,999

For the years ended December 31, 2006, 2005 and 2004, $758, $1,397 and $1,195, respectively, of depreciation and amortization on assets under capital leases have been included in depreciation and amortization expense.

8. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination or change in ownership of the Company.

In addition, within the normal course of business, the Company enters into contractual commitments, such as professional and collegiate sponsorship agreements and official supplier agreements, in order to promote the Company’s brand and products. These agreements include scheduled sponsorship fee payments or rights fee payments, along with other purchase or product supply obligations over the terms of the agreements.

9. Stockholders’ Equity

On August 3, 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480,000 shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which are recorded as an intangible asset (see Note 5). The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price on the NASDAQ Global Market of the Company’s Class A Common Stock on August 2, 2006. None of the warrants may be exercised until one year from the issue date, at which time 240,000 warrants may be exercised, with the remaining 240,000 warrants becoming exercisable three years from the issue date. The fair value of the warrants was determined using an independent third party valuation.

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

The amended and restated charter divides the Company’s common stock into two classes, Class A Common Stock and Class B Convertible Common Stock. Except as provided for in the future with respect to any other class or series of stock, the holders of our common stock possess exclusive voting power. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to stockholder vote. Class B Convertible Common Stock may only be held by our Chief Executive Officer (CEO), or a related party of our CEO, as defined in the amended and restated charter. Shares of Class B Convertible Stock not held by our CEO, or a related party of our CEO, as defined in the amended and restated charter, automatically convert into shares of Class A Common Stock on a one-to-one basis. Holders of our common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

Board of Directors—In 2005, certain directors exercised their right as directors to purchase shares of restricted Class A Common Stock. The Company issued 131,070 shares of restricted Class A Common Stock which vest in full two years from the purchase date or sooner upon the director’s death or disability or upon a change in control. In the event the director ceases to be a director prior to the vesting date the Company has the option to repurchase these restricted shares of Class A Common Stock at the original purchase price. The Company has recorded unearned compensation of $99 and recognized $49 and $37 in compensation expense for the years ended December 31, 2006 and 2005, respectively.

Dividends—On December 31, 2004, cash dividends of $5,000 were declared, which approximated $0.14 per share on outstanding Class A Common Stock and $0.42 per share on outstanding Convertible Common Stock held by Rosewood entities. At December 31, 2004, these dividends were included in accrued expenses and were subsequently paid in January 2005.

Stock Split—In March 2005, a three for one stock split was approved for all authorized, issued, and outstanding shares of Class A Common Stock, with an effective date of May 3, 2005. All Class A Common Stock shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to reflect the May 3, 2005 stock split.

Notes Receivable from Stockholder—In 2005 and in 2000, the Company made loans to select employees to enable these employees to exercise vested stock options. These notes receivable were presented within the balance sheet as a component of stockholders’ equity. These notes receivable were collateralized by the Class A Common Stock and were full recourse to the Company. The 2005 notes receivable, which accrued interest at 7.7%, were repaid including interest during 2006. The 2000 notes receivable, which accrued interest at 5.5%, were repaid including interest in 2005 as part of the initial public offering.

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

The holders of the Series A Preferred Stock were entitled to receive cumulative preferential dividends at 8% of the stated redemption value of $10 per share compounded annually if declared by the Board of Directors. The Series A Preferred Stock was redeemable at the option of the holders in September 2008 at a redemption price of $10 per share, plus 125% of accrued but unpaid dividends plus 25% of any previously declared dividends that were not paid within 120 days after the respective year end (the “Redemption Price”). The Series A Preferred Stock also carried a liquidation preference equal to its stated Redemption Price and could be redeemed by the Company at any time at the then stated Redemption Price. The amount of the Redemption Price, including issuance costs, was being accreted to the value of the Series A Preferred Stock each year. For the years ending December 31, 2005 and 2004, $5,307 and $1,994, respectively, had been accreted to the Redemption Price of the Series A Preferred Stock during the period.

As required, the Series A Preferred Stock was redeemed at the $10 stated value per share, or $12,000, upon the initial public offering.

11. Provision for Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$24,083	$12,009	$10,485
State	2,630	1,509	630
Other foreign countries	116	68	—

	26,829	13,586	11,115

Deferred
Federal	(2,656)	(573)	(2,378)
State	(3,120)	242	(963)
Other foreign countries	(945)	—	—

	(6,721)	(331)	(3,341)

Provision for income taxes	$20,108	$13,255	$7,774

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	(1.9)	3.7	(3.2)
Other	0.9	1.5	0.5

Effective income tax rate	34.0%	40.2%	32.3%

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

The Company benefited from certain state tax credits which reduced the state portion of our provision for income taxes in 2006, 2005 and 2004. During 2006, the Company earned additional state tax credits of $5,100 and recorded additional state tax credits earned in 2005 of $500, which resulted in a lower effective tax rate in 2006 as compared to 2005.

Deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2006	2005
Deferred tax asset
State tax credits, net of federal tax impact	$4,419	$1,554
Tax basis inventory adjustment	2,000	1,818
Inventory obsolescence reserves	1,585	1,922
Allowance for doubtful accounts and discounts	3,449	1,524
Subsidiary net operating loss	993	—
Other	944	557

Total deferred tax assets	13,390	7,375

Deferred tax liability
Depreciation	(65)	(883)

Total deferred tax liabilities	(65)	(883)

Total deferred tax assets, net	$13,325	$6,492

As of December 31, 2006, the Company has available state tax credits of $6,799 that can be carried forward for twelve to fourteen year periods. As of December 31, 2006 a Company subsidiary has available a net operating loss that can be carried forward for nine years.

12. Stock Compensation Plans

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

The 2005 Plan terminates as of the Company’s 2009 annual meeting of stockholders unless it is approved again by stockholders prior to such meeting. If the 2005 Plan is approved by stockholders during this time period, it terminates in 2015. As of December 31, 2006, 2,161,601 shares are available for future grants of awards under the 2005 Plan.

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

Employee Stock Purchase Plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”) in November 2005 effective as of January 1, 2006. The ESPP allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 1,000,000 shares. During the year ended December 31, 2006, 16,916 shares were purchased under the ESPP.

2006 Non-Employee Director Compensation Plan and Deferred Stock Unit Plan

In April 2006, the Board of Directors adopted the Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (the “2006 Director Compensation Plan”) and the Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “2006 DSU Plan”), each effective May 31, 2006. The 2006 Director Compensation Plan provides for cash compensation and awards of stock options and restricted stock units to non-employee Directors of the Company under the 2005 Plan. Non-employee Directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the 2006 DSU Plan. Each new non-employee Director will receive an award of restricted stock units upon the initial election to the Board, with the units covering stock valued at $100 on the grant date and vesting in three equal annual installments. In addition, each non-employee Director will receive, following each annual stockholders’ meeting, an annual grant under the 2005 Plan of stock options to acquire stock with a value of $75 as of the grant date and an award of restricted stock units covering stock valued at $25 on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.

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

On May 31, 2006 following the Company’s 2006 annual stockholders’ meeting, a total of 4,202 restricted stock units were granted to the non-employee Directors of the Company pursuant to the 2006 Director Compensation Plan. The fair market value of each restricted stock unit was $35.70, which was the closing price of the Company’s Class A Common Stock on the date of grant. One hundred percent of the restricted stock units vest on the date of the next annual stockholders’ meeting following the grant date. Upon vesting, the restricted stock units will automatically convert to deferred stock units on a one-for-one basis.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Stock Options

A summary of the Company’s stock options as of December 31, 2006, 2005, and 2004, and changes during the years then ended is presented below:

	Year Ended December 31,
	2006		2005		2004
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,215,124	$3.42	3,528,000	$1.11	2,880,000	$0.40
Granted, at fair market value	196,425	36.17	217,000	13.00	1,338,000	2.11
Granted, at below fair market value	—	—	1,099,030	2.65	—	—
Granted, at above fair market value	—	—	513,010	10.77	—	—
Exercised	(1,291,809)	2.29	(1,138,916)	0.66	(690,000)	0.11
Forfeited	(364,975)	4.12	(3,000)	2.65	—	—

Outstanding, end of year	2,754,765	$6.19	4,215,124	$3.42	3,528,000	$1.11

Options exercisable, end of year	665,283	$2.39	1,243,084	$1.17	1,689,000	$0.40

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value
$0.17	321,800	$0.17	4.5	$16,181	321,800	$0.17	$16,181
$0.75 - $0.83	57,500	0.80	5.3	2,855	57,500	0.80	2,855
$1.77 - $2.65	1,631,680	2.28	3.9	78,592	195,781	2.24	9,438
$10.77 - $13.00	551,460	11.39	4.1	21,538	90,202	11.66	3,499
$28.65 - $38.84	177,325	35.40	9.2	2,668	—	—	—
$44.52	15,000	44.52	9.8	89	—	—	—

	2,754,765				665,283

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(amounts in thousands, except per share and share amounts)

Restricted Stock

A summary of the Company’s restricted stock as of December 31, 2006, 2005, and 2004, and changes during the years then ended is presented below:

	Year Ended December 31,
	2006		2005		2004
	Number of Restricted Shares	Weighted Average Price	Number of Restricted Shares	Weighted Average Price	Number of Restricted Shares	Weighted Average Price
Outstanding, beginning of year	125,200	$7.79	—	$—	—	$—
Granted	105,900	39.46	140,100	7.87	—	—
Forfeited	(7,400)	17.93	(900)	8.50	—	—
Vested	(17,450)	9.16	(14,000)	8.51	—	—

Outstanding, end of year	206,250	$23.57	125,200	$7.79	—	$—

In addition to the 206,250 shares of restricted stock shown above as of December 31, 2006, there were an additional 131,070 shares of restricted stock outstanding that were purchased by members of the Board of Directors. These shares of restricted stock vest through September 2007.

13. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense for the years ended December 31, 2006, 2005 and 2004, of $690, $382 and $130, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

In November 2005, the Company’s Board of Directors and stockholders approved a Deferred Compensation Plan. This plan allows a select group of management or highly compensated employees as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for that specific year. The employee shall be vested in all amounts credited to his or her account, as of the date such amounts are credited to such employee’s account. This plan has not yet been implemented by the Company. As a result, at December 31, 2006 and 2005 no amounts are included on the balance sheet relating to this plan.

14. Related Party Transactions

In 2005, the Company entered into an agreement to license a software system with a vendor whose CEO is a director of the Company. During the years ended December 31, 2006 and 2005 the Company has paid $1,437 and $1,383, respectively, in licensing fees, maintenance fees, and development costs to this vendor. Amounts payable to this related party as of December 31, 2006 were less than $100.

15. Segment Data and Related Information

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

	Year Ended December 31,
	2006	2005	2004
Men’s	$255,681	$189,596	$151,962
Women’s	85,695	53,500	28,659
Youth	31,845	18,784	12,705

Apparel	373,221	261,880	193,326
Footwear	26,874	—	—
Accessories	14,897	9,409	7,548

Total net sales	414,992	271,289	200,874
License revenues	15,697	9,764	4,307

Total net revenues	$430,689	$281,053	$205,181

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Year Ended December 31,
	2006	2005	2004
United States	$403,725	$266,048	$198,368
Canada	16,485	9,502	4,055

Subtotal	420,210	275,550	202,423
Other foreign countries	10,479	5,503	2,758

Total net revenues	$430,689	$281,053	$205,181

During the last three years, substantially all of the Company’s long-lived assets were located in the United States.

16. Unaudited Quarterly Financial Data

	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2006
Net revenues	$87,696	$79,965	$127,745	$135,283	$430,689
Gross profit	44,312	38,207	64,675	68,406	215,600
Income from operations	14,180	3,369	21,983	17,745	57,277
Net income	8,734	2,424	15,970	11,851	38,979
Net income available to common stockholders	8,734	2,424	15,970	11,851	38,979
Earnings per share—basic	$0.19	$0.05	$0.34	$0.25	$0.83
Earnings per share—diluted	$0.18	$0.05	$0.32	$0.24	$0.79

2005
Net revenues	$58,187	$48,957	$86,606	$87,303	$281,053
Gross profit	25,838	24,551	42,965	42,496	135,850
Income from operations	4,897	3,645	14,483	12,864	35,889
Net income	2,509	1,830	8,386	6,994	19,719
Net income available to common stockholders	1,911	1,231	7,787	3,483	14,412
Earnings per share—basic	$0.05	$0.03	$0.21	$0.08	$0.39
Earnings per share—diluted	$0.05	$0.03	$0.20	$0.08	$0.36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control Over Financial Reporting.”

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the 2007 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein from the 2007 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein from the 2007 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” See also Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein from the 2007 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2007 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to the Form S-1 are to the Registrant’s Registration Statement on Form S-1 (File No. 333-127856), filed with the Securities and Exchange Commission (SEC) on August 25, 2005. References to Amendment No. 1 to Form S-1 are to Amendment No. 1 to the Form S-1 filed with the SEC on October 12, 2005. References to Amendment No. 2 to Form S-1 are to Amendment No. 2 to the Form S-1 filed with the SEC on November 4, 2005. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Form S-1 filed with the SEC on November 15, 2005. References to the 2005 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the 2005 10-K.

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the 2005 10-K).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

4.02	Registration Rights Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed August 7, 2006).

10.01	Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the 2005 10-K).*

10.02	Under Armour, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibits 10.02 and 10.02(a) of Amendment No. 1 to Form S-1).*

10.03	Executive Employment Agreement between the Company and Kevin A. Plank effective September 30, 2003 (incorporated by reference to Exhibit 10.03 of Amendment No. 1 to Form S-1).*

10.04	Executive Employment Agreement between the Company and J. Scott Plank effective September 30, 2003.*

10.05	Executive Employment Agreement between the Company and Ryan Wood effective September 30, 2003 (incorporated by reference to Exhibit 10.05 of Amendment No. 1 to Form S-1).*

10.06	Form of Non-Compete and Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.09 of Amendment No. 1 to Form S-1).*

10.07	Form of Business Protection Agreement for Executive Officers (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Form S-1).*

10.08	Standard Industrial Lease between the Company and The Realty Associates Fund V, L.P. dated December 22, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated February 23, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit No.
10.09	Office lease by and between Hull Point LLC and the Company dated March 29, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated September 10, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to Form S-1), the Second Amendment dated March 6, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.18 of Amendment No. 3 to Form S-1), the Third Amendment dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Form S-1), the Fourth Amendment dated October 12, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment), and the Fifth Amendment dated December 1, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.10	Agreement of Sublease by and between Corporate Healthcare Financing, Inc. and the Company dated June 1, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1).

10.11	Industrial Lease Agreement between the Company and Marley Neck 3R, LLC dated October 19, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.12	Third Amended and Restated Financing Agreement among CIT Group/Commercial Services, Inc., as Agent, Wachovia Bank, National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent and the Lenders that are party thereto and the Company dated December 22, 2006 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 28, 2006).

10.13	Second Amended and Restated Financing Agreement among CIT Group/Commercial Services, Inc., as Agent, Wachovia Bank, National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent and the Lenders that are party thereto and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to Form S-1).

10.14	Amended and Restated Security Agreement—Intellectual Property by and between CIT Group/Commercial Services, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to Form S-1).

10.15	Amended and Restated Credit Approved Receivables Purchasing Agreement by and between CIT Group/Commercial Services, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to Form S-1).

10.16	Pledge Agreement by and between CIT Group/Commercial Services, Inc., in its capacity as agent for the Lenders under the Third Amended and Restated Financing Agreement, and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1), as amended by Amendment No. 1 dated as of June 7, 2006 and Amendment No. 2 dated as of December 22, 2006.

10.17	Pledge Agreement by and between CIT Group/Commercial Services, Inc., in its capacity as agent for the Lenders under the Third Amended and Restated Financing Agreement, and Under Armour Retail, Inc. dated September 30, 2005 (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1).

10.18	Under Armour, Inc. Deferred Compensation Plan For Key Employees (incorporated by reference to Exhibit 10.19 of the 2005 10-K). *

10.19	Form of Change In Control Severance Agreement (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to Form S-1).*

Exhibit No.
10.20	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.28 of Amendment No. 2 to Form S-1).*

10.21	Registration Rights Agreement among the Company, Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P. and the other holders named therein dated September 30, 2003 (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to Form S-1).

10.22	Under Armour, Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 7, 2006).*

10.23	Form of Restricted Stock Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.24 of the 2005 10-K).*

10.24	Form of Incentive Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.25 of the 2005 10-K).*

10.25	Form of Non-Qualified Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 of the 2005 10-K).*

10.26	Form of Board of Director Restricted Stock Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the 2005 10-K.*

10.27	Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 13, 2006) and Forms of Grant Award Agreement and Notice- Non-Employee Director Initial Restricted Stock Unit Grant, Annual Restricted Stock Unit Grant and Annual Stock Option Award (incorporated by reference to Exhibits 10.1-10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.28	Form of Grant Award Agreement and Notice- Non-Employee Director Restricted Stock Grant (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed June 6, 2006).*

10.29	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed April 13, 2006).*

21.01	List of Subsidiaries

23.01	Consent of PricewaterhouseCoopers LLP

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President, Chief Executive Officer, and Chairman of the Board of Directors

Dated: February 28, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)
Kevin A. Plank

/s/ WAYNE A. MARINO	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)
Wayne A. Marino

/s/ BYRON K. ADAMS, JR.	Director
Byron K. Adams, Jr.

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ A.B. KRONGARD	Director
A.B. Krongard

/s/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders

/s/ THOMAS J. SIPPEL	Director
Thomas J. Sippel

Dated: February 28, 2007

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Description
Inventory obsolescence reserve
For the year ended December 31, 2006	$4,887	$1,113	$(1,959)	$4,041
For the year ended December 31, 2005	4,970	958	(1,041)	4,887
For the year ended December 31, 2004	$3,781	$1,189	$—	$4,970

Allowance for doubtful accounts
For the year ended December 31, 2006	$521	$642	$(279)	$884
For the year ended December 31, 2005	933	(136)	(276)	521
For the year ended December 31, 2004	$527	$516	$(110)	$933

Sales returns and allowances
For the year ended December 31, 2006	$3,354	$18,447	$(13,742)	$8,059
For the year ended December 31, 2005	3,731	6,748	(7,125)	3,354
For the year ended December 31, 2004	$1,082	$8,964	$(6,315)	$3,731