Form 10-Q
period 2007-03-31
Under Armour, Inc.
filed 2007-05-08
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Class A Common Stock, $.0003 1/3 par value, 34,919,245 shares outstanding as of April 30, 2007 and Class B Convertible Common Stock, $.0003 1/3 par value, 13,250,000 shares outstanding as of April 30, 2007.

UNDER ARMOUR, INC.

MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$57,202	$70,655
Accounts receivable, net of allowance for doubtful accounts of $809 and $884 as of March 31, 2007 and December 31, 2006, respectively	84,553	71,867
Inventories	80,068	81,031
Income taxes receivable	-	4,310
Prepaid expenses and other current assets	7,849	8,944
Deferred income taxes	9,197	8,145

Total current assets	238,869	244,952
Property and equipment, net	35,423	29,923
Intangible asset, net	7,500	7,875
Deferred income taxes	6,023	5,180
Other non-current assets	1,503	1,438

Total assets	$289,318	$289,368

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,964	$42,718
Accrued expenses	15,889	25,403
Income taxes payable	1,966	-
Current maturities of long term debt	2,847	2,648
Current maturities of capital lease obligations	622	794

Total current liabilities	57,288	71,563
Long term debt, net of current maturities	2,158	1,893
Capital lease obligations, net of current maturities	803	922
Other long term liabilities	2,446	602

Total liabilities	62,695	74,980

Commitments and contingencies (see Note 5)
Stockholders’ equity and comprehensive loss
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2007 and December 31, 2006, 34,886,385 shares issued and outstanding as of March 31, 2007; 34,555,907 shares issued and outstanding as of December 31, 2006	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized as of March 31, 2007 and December 31, 2006, 13,250,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006	4	4
Additional paid-in capital	151,847	148,562
Retained earnings	75,165	66,376
Unearned compensation	(363)	(463)
Accumulated other comprehensive loss	(42)	(103)

Total stockholders’ equity	226,623	214,388

Total liabilities and stockholders’ equity	$289,318	$289,368

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Net revenues	$124,329	$87,696
Cost of goods sold	63,748	43,384

Gross profit	60,581	44,312
Operating expenses
Selling, general and administrative expenses	44,544	30,132

Income from operations	16,037	14,180
Other income, net	694	498

Income before income taxes	16,731	14,678
Provision for income taxes	6,790	5,944

Net income	$9,941	$8,734

Net income available per common share
Basic	$0.21	$0.19
Diluted	$0.20	$0.18

Weighted average common shares outstanding
Basic	47,619	46,486
Diluted	49,818	49,499

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$9,941	$8,734
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,972	1,838
Unrealized foreign exchange rate gain	(105)	-
Stock-based compensation	742	244
Deferred income taxes	(1,474)	59
Changes in reserves for doubtful accounts, returns, discounts and inventories	578	181
Changes in operating assets and liabilities:
Accounts receivable	(13,101)	(7,455)
Inventories	981	132
Prepaid expenses and other current assets	1,104	86
Other non-current assets	(108)	(5)
Accounts payable	(6,770)	(6,941)
Accrued expenses and other liabilities	(9,283)	(2,707)
Income taxes payable and receivable	6,276	4,037

Net cash used in operating activities	(8,247)	(1,797)

Cash flows from investing activities
Purchase of property and equipment	(8,042)	(4,588)
Purchases of short-term investments	(22,425)	-
Proceeds from sales of short-term investments	22,425	-

Net cash used in investing activities	(8,042)	(4,588)

Cash flows from financing activities
Proceeds from long-term debt	1,117	1,202
Payments on long-term debt	(653)	(584)
Payments on capital lease obligations	(291)	(559)
Excess tax benefits from stock-based compensation arrangements	1,792	950
Proceeds from exercise of stock options and other stock issuances	853	681

Net cash provided by financing activities	2,818	1,690
Effect of exchange rate changes on cash and cash equivalents	18	10

Net decrease in cash and cash equivalents	(13,453)	(4,685)
Cash and cash equivalents
Beginning of period	70,655	62,977

End of period	$57,202	$58,292

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$-	$734
Reversal of unearned compensation and additional paid in capital due to the adoption of SFAS 123R	-	715
Increase to long term liabilities due to the adoption of FIN 48	1,597	-

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

(amounts in thousands, except per share amounts)

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

Interim Financial Data

The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented, in accordance with the rules and regulation of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2006 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 (the “2006 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a large portion of net revenues and accounts receivable are as follows:

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2007	20.4%	14.6%	5.0%
Three months ended March 31, 2006	21.6%	16.1%	3.7%

Accounts receivable
As of March 31, 2007	23.3%	17.2%	5.3%
As of March 31, 2006	26.5%	21.1%	4.9%

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

Short-Term Investments

The Company purchases and sells short-term investments consisting of auction rate municipal bonds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. These securities were sold prior to March 31, 2007. Proceeds were invested in highly liquid investments with an original maturity of three months or less. Other income, net on the consolidated statements of income included interest income of $753 and $704 for the three months ended March 31, 2007 and 2006, respectively, primarily related to short-term investments and cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts and reserves for returns and certain sales allowances, and do not bear interest. The majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as they stipulate settlements to be made through Company cash disbursements. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. The Company reviews the allowance for doubtful accounts monthly. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories consist of finished goods, raw materials and work-in-process, and are valued at standard cost which approximates the Company’s landed cost, using the first-in, first-out (“FIFO”) method of cost determination. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including freight-in, duties and other costs. The Company does not include certain costs incurred to operate its distribution center in cost of goods sold. Historically, such costs would not have had a material impact on inventories, cost of goods sold, or gross profit.

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

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished goods	$82,791	$83,618
Raw materials	1,319	1,321
Work-in-process	73	133

Subtotal inventories	84,183	85,072
Inventories reserve	(4,115)	(4,041)

Total inventories	$80,068	$81,031

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company reviews the intangible asset to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No impairments relating to intangible assets were recognized for the three months ended March 31, 2007 and 2006.

Income Taxes

The Company recorded $6,790 and $5,944 of income tax expense for the three months ended March 31, 2007 and 2006, respectively. The effective rate for income taxes was 40.6% and 40.5% for the three months ended March 31, 2007 and 2006, respectively. The Company’s annual 2007 effective tax rate is expected to be higher than the 2006 annual effective tax rate of 34.0% primarily due to the state tax credits recorded during 2006, which were not earned or recorded during 2007.

Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Capital accounts are translated at historical exchange rates. Unrealized translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Beginning in 2007, adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net.

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

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of reserves for returns and certain sales allowances. Provisions for customer-based incentives such as cooperative advertising, included in selling, general and administrative expenses, are based on contractual obligations with certain major customers. Returns are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis and are excluded from net revenues.

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

	Three Months Ended March 31,
	2007	2006
Numerator
Net income, as reported	$9,941	$8,734

Denominator
Weighted average common shares outstanding	47,619	46,486
Effect of dilutive securities	2,199	3,013

Weighted average common shares and dilutive securities outstanding	49,818	49,499

Earnings per share - basic	$0.21	$0.19
Earnings per share - diluted	$0.20	$0.18

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Options to purchase 130 and 81 shares of common stock were outstanding for the three months ended March 31, 2007 and 2006, respectively, but were excluded in the computation of diluted earnings per share because their effect would be anti-dilutive.

Stock-Based Compensation

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

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). SFAS 123R supersedes APB 25 and requires that all stock rights granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements.

Compensation expense includes the expense of stock rights granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock rights granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $363 as of March 31, 2007 is fully amortized through 2010. For the three months ended March 31, 2007 and 2006, the Company recognized $100 and $94, respectively, in amortization of unearned compensation in accordance with APB 25 and FIN 28.

Had the Company elected to account for all stock rights granted to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the three months ended March 31, 2007 and 2006 would have been reported as set forth in the following table:

	Three Months Ended March 31,
	2007	2006
Net income, as reported	$9,941	$8,734
Add: stock-based compensation expense included in reported net income, net of taxes	441	144
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(474)	(177)

Pro forma net income	$9,908	$8,701

Earnings per share including SFAS 123 compensation expense
Basic, pro forma	$0.21	$0.19
Diluted, pro forma	$0.20	$0.18
Basic, as reported	$0.21	$0.19
Diluted, as reported	$0.20	$0.18

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Upon adoption of FIN 48 as of January 1, 2007, the Company recorded a $1,152 decrease to the beginning balance of retained earnings (see Note 6).

Reclassifications

Certain balances in 2006 have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

3. Intangible Asset, Net

In August 2006, the Company and NFL Properties LLC (“NFL Properties”) entered into a Promotional Rights Agreement (the “NFL Agreement”) in which the Company became an authorized supplier of footwear to the National Football League. As partial consideration for the NFL Agreement, which expires in March 2012, the Company issued to NFL Properties fully vested and non-forfeitable warrants to purchase 480 shares of the Company’s Class A Common Stock. The resulting $8,500 intangible asset was determined based on the fair value of the warrants as established by an independent third party valuation. The intangible asset is amortized using the straight-line method over the term of the NFL Agreement.

As of March 31, 2007, the carrying amount of the intangible asset was $7,500, which comprises the original fair value, net of $1,000 in accumulated amortization. Amortization expense, which is included in selling, general and administrative expenses, was $375 for the three months ended March 31, 2007. The estimated amortization expense of the intangible asset is $1,500 for each of the years ended December 31, 2007 through December 31, 2011.

4. Revolving Credit Facility and Long Term Debt

In December 2006, the Company entered into an amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100,000 based on the Company’s domestic inventory and accounts receivable balances and may be used for

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

working capital and general corporate purposes. This financing agreement is collateralized by substantially all of the Company’s domestic assets, other than its trademarks. Up to $10,000 of the facility may be used to support letters of credit. The Company incurred $260 in deferred financing costs in connection with the financing agreement. In accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” unamortized deferred financing costs of $618 relating to the Company’s old revolving credit facility were added to the deferred financing costs of the new revolving credit facility and are being amortized over the remaining life of the new facility.

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of March 31, 2007 was above the threshold for compliance with the financial covenants and the Company was in compliance with all applicable covenants as of March 31, 2007.

Prior to amending and restating the revolving credit facility in December 2006, the Company was a party to a $75,000 revolving credit facility that was to terminate in 2010. Under this financing agreement, the Company was required to maintain prescribed levels of tangible net worth as defined in the agreement and was collateralized by substantially all of the assets of the Company.

During the three months ended March 31, 2007 and 2006, no balance was outstanding under the Company’s revolving credit facility.

In March 2005, the Company entered into a loan and security agreement to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through March 31, 2007, the Company has financed $9,032 of furniture and fixtures under this agreement. The weighted average interest rate on outstanding borrowings was 6.5% for the three months ended March 31, 2007. At March 31, 2007, the outstanding principal balance was $5,005.

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

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination, including following a change in control of the Company.

In addition, within the normal course of business, the Company enters into contractual commitments, such as professional and collegiate sponsorship agreements and official supplier agreements, in order to promote the

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

Company’s brand and products. These agreements include scheduled sponsorship fee payments or rights fee payments, along with other purchase or product supply obligations over the terms of the agreements.

6. Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an additional $1,597 liability for unrecognized tax benefits, of which $1,152 was accounted for as a reduction to the January 1, 2007 balance of retained earnings with the remainder recorded within deferred tax assets. After recognizing these impacts upon adoption of FIN 48, the total unrecognized tax benefits were approximately $2,054. Of this amount, approximately $1,609 would impact our effective tax rate if recognized. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income. The unrecognized tax benefits liability includes $512 for the accrual of interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The majority of the Company’s returns are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2003.

7. Segment Data and Related Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within two operating segments, North America and International, but only one reportable segment. Although the Company operates within one reportable segment, it has several different product categories for which the net revenues attributable to each product category are as follows:

	Three Months Ended March 31,
	2007	2006
Men’s	$68,465	$53,659
Women’s	24,690	20,985
Youth	10,491	7,039

Apparel	103,646	81,683
Footwear	11,839	-
Accessories	5,274	3,647

Total net sales	120,759	85,330
License revenues	3,570	2,366

Total net revenues	$124,329	$87,696

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

(unaudited)

(amounts in thousands, except per share amounts)

The table below summarizes product net revenues by geographic regions based on customer location:

	Three Months Ended March 31,
	2007	2006
United States	$114,425	$82,504
Canada	4,777	3,672

Subtotal	119,202	86,176
Other foreign countries	5,127	1,520

Total net revenues	$124,329	$87,696

During the three months ended March 31, 2007 and 2006, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our 2006 Form 10-K, under “Risk Factors,” “Qualitative and Quantitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We reported net revenues of $124.3 million for the first quarter of 2007, which represented a 41.8% increase from the first quarter of 2006. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth products and the introduction of footwear.

We plan to continue to increase our net revenues by building upon our relationships with existing customers and expanding our product offerings in new and existing retail stores. To date, a large majority of our products have been sold in North America. We believe that our products appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold in the Japanese market place through a third-party. By March 31, 2007, our products were offered primarily in the United States, Canada and Japan, as well as in the United Kingdom, France and Germany, in over 12,000 retail stores, up from approximately 500 retail stores in 2000. In addition, we have signed strategic distribution agreements to sell our products in 15 countries. In June 2006, we launched our footwear products with the introduction of football cleats and slides. New product offerings in 2007 include baseball and softball cleats, which we began shipping in the fourth quarter of 2006. In addition, in 2007 we plan to expand our product offerings to include additional men’s and women’s performance products as well as expand further into off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. As we have expanded into new product lines, sales of our existing product lines have continued to grow. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and by expanding our European distribution. In order to support this initiative, during the first quarter of 2006 we opened a European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

During the first quarter of 2007, we reported license revenues of $3.6 million which represented a 50.9% increase from the first quarter of 2006. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags, eyewear and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, accessories and footwear (beginning in the second quarter of 2006).

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

Our selling, general and administrative expenses consist of marketing costs, selling costs, payroll and related costs (excluding those specifically related to marketing and selling) and other corporate costs. Our marketing costs are an important driver of our growth and we strive to manage our marketing costs to be within 10-12% of net revenues on an annual basis. Marketing costs include payroll costs specific to marketing, commercials, print ads, league and player sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. Selling costs consist primarily of payroll costs specific to selling, commissions paid to third parties and beginning in 2007, the selling costs relating to our Direct to Consumer business (Global Direct website and catalog sales, and our retail outlet stores). Prior period amounts have been reclassed to conform to the current period presentation. Payroll costs consist primarily of payroll and related costs, excluding those specifically related to marketing and selling, and stock-based compensation expense. Other corporate costs consist primarily of distribution and corporate facility costs, product creation costs and other company-wide administrative expenses. In recent years, our selling, general and administrative expenses have increased to support our growth and new sales initiatives.

During 2006, we earned and recognized a new state income tax credit which reduced our annual effective tax rate to 34.0%. We expect our 2007 annual effective tax rate to approximate 40.8%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three Months Ended March 31,
(In thousands)	2007	2006
Net revenues	$124,329	$87,696
Cost of goods sold	63,748	43,384

Gross profit	60,581	44,312
Selling, general and administrative expenses	44,544	30,132

Income from operations	16,037	14,180
Other income, net	694	498

Income before income taxes	16,731	14,678
Provision for income taxes	6,790	5,944

Net income	$9,941	$8,734

	Three Months Ended March 31,
(As a percentage of net revenues)	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	51.3%	49.5%

Gross profit	48.7%	50.5%
Selling, general and administrative expenses	35.8%	34.3%

Income from operations	12.9%	16.2%
Other income, net	0.6%	0.5%

Income before income taxes	13.5%	16.7%
Provision for income taxes	5.5%	6.7%

Net income	8.0%	10.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net revenues increased $36.6 million, or 41.8%, to $124.3 million for the three months ended March 31, 2007 from $87.7 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Three Months Ended March 31,
(In thousands)	2007	2006	$ Change	% Change
Men’s	$68,465	$53,659	$14,806	27.6%
Women’s	24,690	20,985	3,705	17.7%
Youth	10,491	7,039	3,452	49.0%

Apparel	103,646	81,683	21,963	26.9%
Footwear	11,839	-	11,839	-
Accessories	5,274	3,647	1,627	44.6%

Total net sales	120,759	85,330	35,429	41.5%
License revenues	3,570	2,366	1,204	50.9%

Total net revenues	$124,329	$87,696	$36,633	41.8%

Net sales increased $35.5 million, or 41.5%, to $120.8 million for the three months ended March 31, 2007 from $85.3 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•	$11.8 million of new footwear product sales, primarily baseball cleats, which were introduced in the fourth quarter of 2006;

•	continued unit volume growth of our existing apparel products, such as compression products, primarily sold to existing retail customers due to additional retail stores and expanded floor space;

•	a 7.7% increase in apparel average selling prices driven by our merchandising strategy; and

•	new products introduced subsequent to March 31, 2006 within all product categories, most significantly in our compression, training, baseball and golf categories.

License revenues increased $1.2 million, or 50.9%, to $3.6 million for the three months ended March 31, 2007 from $2.4 million during the same period in 2006. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now include distribution of products to college bookstores and golf pro shops.

Gross profit increased $16.3 million to $60.6 million for the three months ended March 31, 2007 from $44.3 million for the same period in 2006. Gross profit as a percentage of net revenues, or gross margin, decreased approximately 180 basis points to 48.7% for the three months ended March 31, 2007 from 50.5% during the same period in 2006. This decrease in gross margin percentage was primarily driven by the following:

•

lower gross margin attributable to the introduction of our footwear products in the second quarter of 2006, which have lower profit margins than our current apparel products, accounting for an approximate 175 basis point decrease;

•	higher product costs as a result of temporary variations in vendor sourcing needed to meet customer demand, accounting for an approximate 75 basis point decrease; and

•	increased sales returns and allowances, along with inventory reserves, accounting for an approximate 70 basis point decrease; partially offset by

•

lower customer incentives as a percentage of net revenues, primarily driven by changes to certain customer agreements which decreased discounts while increasing certain customer marketing expenditures recorded in selling, general and administrative expenses, accounting for an approximate 80 basis point increase; and

•	increased Direct to Consumer higher margin sales, accounting for an approximate 60 basis point increase.

Selling, general and administrative expenses increased $14.4 million to $44.5 million for the three months ended March 31, 2007 from $30.1 million for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 35.8% for the three months ended March 31, 2007 from 34.3% for the same period in 2006. These changes were primarily attributable to the following:

•

Marketing costs increased $6.3 million to $13.8 million for the three months ended March 31, 2007 from $7.5 million for the same period in 2006. These changes were primarily due to print advertising campaigns, footwear promotional rights for the National Football League (the “NFL”), increased cooperative marketing costs for certain customers, continued investment in our international growth initiatives and sponsorship of new teams on the collegiate level. As a percentage of net revenues, marketing costs increased to 11.1% for the three months ended March 31, 2007 from 8.6% for the same period in 2006 due primarily to the items noted above. For the full year 2007, we plan to invest approximately 12% of our net revenues in marketing to promote our brand. However, due to the timing of planned investments in marketing, we plan to exceed this estimated percentage for the second quarter of 2007.

•

Selling costs increased $3.0 million to $9.6 million for the three months ended March 31, 2007 from $6.6 million for the same period in 2006. This increase was primarily driven by the continued development of our Direct to Consumer business, along with additional personnel in our domestic and international sales force. As a percentage of net revenues, selling costs increased slightly to 7.7% for the three months ended March 31, 2007 from 7.5% for the same period in 2006.

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $3.4 million to $11.8 million for the three months ended March 31, 2007 from $8.4 million for the same period in 2006. The increase for the first quarter of 2007 was due primarily to the addition of corporate personnel to support the following growth initiatives: continued investment in our European business; additional retail outlet stores; and the design and sourcing of our expanding footwear lines. Payroll and related costs also increased due to the additional personnel for the expansion of our distribution facilities to support our growth. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) remained unchanged at 9.5% for the three months ended March 31, 2007 and 2006.

•

Other corporate costs, excluding payroll and related costs, increased $1.6 million to $9.3 million for the three months ended March 31, 2007 from $7.7 million for the same period in 2006. This increase was attributable primarily to additional distribution facility operating costs to support our growth; post-implementation consulting costs and depreciation expense related to our new ERP system; and increased corporate costs relating to continued development of our Global Direct and European businesses. These increases were partially offset by lower legal expenses incurred during the three months ended March 31, 2007 as compared to the same period in 2006. As a percentage of net revenues, other corporate costs decreased to 7.5% for the three months ended March 31, 2007 from 8.8% for the same period in 2006 as we were able to experience leverage from our growth in net revenues during the 2007 period along with lower legal expenses.

Income from operations increased $1.8 million, or 13.1%, to $16.0 million for the three months ended March 31, 2007 from $14.2 million for the same period in 2006. Income from operations as a percentage of net revenues decreased to 12.9% for the three months ended March 31, 2007 from 16.2% for the same period in 2006. This decrease was a result of a decrease in gross margin percentage and an increase in selling, general and administrative expenses as a percentage of net revenues.

Other income, net increased $0.2 million to $0.7 million for the three months ended March 31, 2007 from $0.5 million for the same period in 2006. This increase was primarily due to interest earned on auction rate municipal bonds.

Provision for income taxes increased $0.9 million to $6.8 million for the three months ended March 31, 2007 from $5.9 million for the same period in 2006. For the three months ended March 31, 2007, our effective tax rate was 40.6% compared to 40.5% for the same period in 2006. Our annual 2007 effective tax rate is expected to be higher than our 2006 annual effective tax rate of 34.0% primarily due to the state tax credits recorded during 2006, which were not earned or recorded in 2007.

Net income increased $1.2 million to $9.9 million for the three months ended March 31, 2007 from $8.7 million for the same period in 2006, as a result of the factors described above.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities. Prior to our initial public offering in November 2005, our working capital was also funded from available revolving credit facilities. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall retail season. Cash requirements for capital investments needed to grow our business have primarily been funded through subordinated debt and capital lease obligations. During 2007 we plan to fund a portion of our working capital (specifically inventory) and capital investments from cash on hand. Our capital investments have included expanding our in-store fixture program, improvements to and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail outlet stores, the investment in a Company-wide ERP system, which became operational in April 2006, and more recently, our new warehouse management system implementation.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our senior and subordinated debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods stated:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net cash (used in) provided by:
Operating activities	$(8,247)	$(1,797)
Investing activities	(8,042)	(4,588)
Financing activities	2,818	1,690
Effect of exchange rate changes on cash and cash equivalents	18	10

Net decrease in cash and cash equivalents	$(13,453)	$(4,685)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation, deferred income taxes, changes in reserves for doubtful accounts, returns, discounts and inventories and the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable and accrued expenses.

Cash used in operating activities increased $6.4 million to $8.2 million for the three months ended March 31, 2007 compared to $1.8 million during the same period in 2006. The $6.4 million additional net use of cash in operating activities was due to higher cash outflows from operating assets and liabilities of $8.0 million, partially offset by an increase in non-cash items provided by operating activities of $0.4 million and an increase in net income of $1.2 million period-over-period. The increase in cash outflows related to changes in operating assets and liabilities period-over period was primarily due to the following:

•	higher customer discounts paid during the first quarter of 2007 as compared to the same period last year;

•

increased accounts receivable of $5.6 million period-over-period primarily attributable to the 41.5% increase in net sales in the first quarter of 2007 as compared to the same period last year; partially offset by

•	higher income taxes payable in 2007 compared to 2006; and

•	increased cash collections on our royalty receivable in the first quarter of 2007 as compared to the same period last year.

Non-cash items increased as a result of higher depreciation and amortization period-over-period primarily due to the implementation of our new ERP system in the second quarter of 2006, retail outlet store leasehold improvements and other additional assets. The increase in non-cash items was partially offset by increased deferred income tax assets.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $3.4 million to $8.0 million for the three months ended March 31, 2007 from $4.6 million for the same period in 2006. This increase in cash used in investing activities primarily represents the costs to improve and to expand our distribution facility, along with continued investment in our warehouse management system implementation and investments in our Direct to Consumer business.

In April 2006, we began investing a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. All investments in these securities were sold prior to March 31, 2007. Proceeds were invested in highly liquid investments with an original maturity of three months or less.

We currently anticipate capital investments for all of 2007 to be in the range of $34.0 to $36.0 million, of which approximately $12.0 million will be invested in our distribution facility to add equipment to improve our shipping velocity and expand our warehouse capacity in anticipation of future growth in our footwear business. In addition, we plan to invest approximately $11.0 million in our in-store fixture program, including concept shops and $6.5 million in our Direct to Consumer business, including our retail stores and Global Direct website and catalog businesses. The balance will be invested in information technology initiatives and for other general corporate improvements.

Financing Activities

Cash provided by financing activities increased $1.1 million to $2.8 million for the three months ended March 31, 2007 from $1.7 million for the same period in 2006. This increase was primarily due to an increase of $0.8 million in excess tax benefits from stock-based compensation arrangements received during the first quarter 2007 as compared to the same period in the prior year.

Revolving Credit Facility Agreement

In December 2006, we entered into an amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100.0 million based on our domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of our domestic assets, other than our trademarks. Up to $10.0 million of the facility may be used to support letters of credit.

The revolving credit facility bears interest based on the daily balance outstanding at our choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin is calculated quarterly and varies based on our pricing leverage ratio as defined in the agreement. The revolving credit facility also carries a line of credit fee equal to the available but unused borrowings which can vary from 0.1% to 0.5%. As of March 31, 2007, our availability was $99.9 million based on our domestic inventory and accounts receivable balances.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. We were in compliance with these covenants as of March 31, 2007.

During the three months ended March 31, 2007 and 2006, no balance was outstanding under the Company’s revolving credit facility.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with a lending institution to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through March 31, 2007, we have financed $9.0 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average rate of 6.5%. At March 31, 2007, the outstanding principal balance was $5.0 million.

In December 2003, we entered into a master loan and security agreement with a lending institution which was subordinate to the revolving credit facility. Under this agreement, we borrowed $1.3 million for the purchase of qualifying furniture and fixtures. This agreement bore interest at 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during February 2006.

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g., at our retail outlet stores). Net sales are recorded net of reserves for returns and certain sales allowances. Returns are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns, Allowances and Discounts

We record reductions to revenue for estimated customer returns and allowances. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. We record the majority of customer-based incentives, which include certain cooperative advertising credits as selling, general and administrative expenses.

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

Inventory Valuation and Reserves

We value our inventory at standard cost which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by us, further adjustments may be required that would increase our cost of goods sold in the period in which the adjustments were recorded.

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

Stock-Based Compensation

Compensation expense is recognized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”), which we adopted on January 1, 2006. Compensation expense includes the expense of stock rights granted on and subsequent to January 1, 2006, and the expense for the remaining vesting terms of stock rights issued subsequent to our initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock rights granted prior to our initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Upon adoption of FIN 48 as of January 1, 2007, we recorded a $1.2 million decrease to the beginning balance of retained earnings (see Note 6 to the Consolidation Financial Statements for a further discussion on the adoption of FIN 48).

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the most recent quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 5, 2007 through April 16, 2007, we issued 244,463 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $2.14 per share, for an aggregate amount of consideration of $522,267. The following issuances of Class A Common Stock were made on the date indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
February 5, 2007	4,000	$18,720
February 6, 2007	6,000	12,660
February 7, 2007	2,500	26,925
February 8, 2007	1,000	2,650
February 9, 2007	15,500	32,975
February 12, 2007	3,500	9,005
February 13, 2007	3,000	6,330
February 15, 2007	1,250	13,463
February 16, 2007	3,000	6,330
February 20, 2007	36,500	77,015
February 21, 2007	33,000	35,630
February 27, 2007	30,000	63,300
February 28, 2007	2,000	333
March 2, 2007	2,502	1,664
March 7, 2007	96,286	203,973
March 13, 2007	250	663
March 14, 2007	1,125	2,981
March 19, 2007	400	844
March 26, 2007	1,500	3,975
April 16, 2007	1,150	2,831

TOTAL	244,463	$522,267

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

Dated: May 8, 2007