Form 10-Q
period 2007-06-30
Under Armour, Inc.
filed 2007-08-08
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Class A Common Stock, $.0003 1/3 par value, 35,187,340 shares outstanding as of July 31, 2007 and Class B Convertible Common Stock, $.0003 1/3 par value, 13,250,000 shares outstanding as of July 31, 2007.

UNDER ARMOUR, INC.

JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,676	$70,655
Accounts receivable, net of allowance for doubtful accounts of $911 and $884 as of June 30, 2007 and December 31, 2006, respectively	83,088	71,867
Inventories	128,760	81,031
Income taxes receivable	2,783	4,310
Prepaid expenses and other current assets	9,893	8,944
Deferred income taxes	11,343	8,145

Total current assets	261,543	244,952
Property and equipment, net	40,948	29,923
Intangible assets, net	7,242	7,875
Deferred income taxes	6,692	5,180
Other non-current assets	1,437	1,438

Total assets	$317,862	$289,368

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$54,273	$42,718
Accrued expenses	20,279	25,403
Current maturities of long term debt	2,522	2,648
Current maturities of capital lease obligations	526	794

Total current liabilities	77,600	71,563
Long term debt, net of current maturities	1,772	1,893
Capital lease obligations, net of current maturities	686	922
Other long term liabilities	2,533	602

Total liabilities	82,591	74,980

Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of June 30, 2007 and December 31, 2006; 35,158,880 shares issued and outstanding as of June 30, 2007, 34,555,907 shares issued and outstanding as of December 31, 2006	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 16,200,000 shares authorized as of June 30, 2007 and December 31, 2006; 13,250,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006	4	4
Additional paid-in capital	154,615	148,562
Retained earnings	80,877	66,376
Unearned compensation	(285)	(463)
Accumulated other comprehensive income (loss)	48	(103)

Total stockholders’ equity	235,271	214,388

Total liabilities and stockholders’ equity	$317,862	$289,368

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$120,531	$79,965	$244,860	$167,661
Cost of goods sold	61,432	41,758	125,180	85,142

Gross profit	59,099	38,207	119,680	82,519
Operating expenses
Selling, general and administrative expenses	50,934	35,197	95,478	65,329

Income from operations	8,165	3,010	24,202	17,190
Other income, net	1,500	742	2,194	1,240

Income before income taxes	9,665	3,752	26,396	18,430
Provision for income taxes	3,953	1,328	10,743	7,272

Net income	$5,712	$2,424	$15,653	$11,158

Net income available per common share
Basic	$0.12	$0.05	$0.33	$0.24
Diluted	$0.11	$0.05	$0.31	$0.23

Weighted average common shares outstanding
Basic	47,975	46,894	47,797	46,690
Diluted	49,885	49,436	49,851	49,468

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$15,653	$11,158
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,116	4,083
Unrealized foreign exchange rate gain	(992)	(307)
Stock-based compensation	1,737	684
Deferred income taxes	(4,330)	(2,692)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(217)	868
Changes in operating assets and liabilities:
Accounts receivable	(11,168)	(7,984)
Inventories	(46,278)	(26,618)
Prepaid expenses and other assets	(992)	(1,387)
Accounts payable	11,353	7,131
Accrued expenses and other liabilities	(4,872)	(1,025)
Income taxes payable and receivable	1,497	(2,306)

Net cash used in operating activities	(32,493)	(18,395)

Cash flows from investing activities
Purchases of property and equipment	(16,224)	(8,398)
Purchases of intangible assets	(125)	-
Purchases of short-term investments	(62,860)	(42,650)
Proceeds from sales of short-term investments	62,860	42,650

Net cash used in investing activities	(16,349)	(8,398)

Cash flows from financing activities
Proceeds from long-term debt	1,117	2,119
Payments on long-term debt	(1,363)	(1,139)
Payments on capital lease obligations	(504)	(1,119)
Excess tax benefits from stock-based compensation arrangements	2,802	4,267
Proceeds from exercise of stock options and other stock issuances	1,706	1,444
Payments received on notes from stockholders	-	114

Net cash provided by financing activities	3,758	5,686
Effect of exchange rate changes on cash and cash equivalents	105	48

Net decrease in cash and cash equivalents	(44,979)	(21,059)
Cash and cash equivalents
Beginning of period	70,655	62,977

End of period	$25,676	$41,918

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$-	$734
Reversal of unearned compensation and additional paid in capital due to the adoption of SFAS 123R	-	715
Increase to long term liabilities due to the adoption of FIN 48	1,597	-

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

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

Interim Financial Data

The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented, in accordance with the rules and regulation of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2007	19.6%	14.8%	4.9%
Six months ended June 30, 2006	21.6%	16.3%	4.0%
Accounts receivable
As of June 30, 2007	24.3%	17.7%	6.1%
As of June 30, 2006	26.2%	17.9%	5.6%

Short-Term Investments

The Company purchases and sells short-term investments consisting of auction rate municipal bonds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. These securities were sold prior to June 30, 2007 with all proceeds being invested in highly liquid investments with an original maturity of three months or less. Other income, net on the consolidated statements of income included interest income of $495 and $568 for the three months ended June 30, 3007 and 2006, respectively, and $1,248 and $1,272 for the six months ended June 30, 2007 and 2006, respectively, primarily related to short-term investments and cash and cash equivalents.

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

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or market. The amount of such markdowns is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished goods	$130,700	$83,618
Raw materials	1,273	1,321
Work-in-process	197	133

Subtotal inventories	132,170	85,072
Inventories reserve	(3,410)	(4,041)

Total inventories	$128,760	$81,031

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company reviews the intangible asset to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No impairments relating to intangible assets were recognized for the six months ended June 30, 2007 and 2006.

Income Taxes

The Company recorded $3,953 and $1,328 of income tax expense for the three months ended June 30, 2007 and 2006, respectively, and $10,743 and $7,272 of income tax expense for the six months ended June 30, 2007 and 2006, respectively. The effective rate for income taxes was 40.7% and 39.5% for the six months ended June 30, 2007 and 2006, respectively. The Company’s annual 2007 effective tax rate is expected to be higher than the 2006 annual effective tax rate of 34.0% primarily due to the impact of 2006 state tax credits.

Currency Translation

The functional currency for the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Capital accounts are translated at historical exchange rates. Unrealized translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net on the consolidated statements of income. The Company recorded foreign currency transaction gains of $1,166 and $359 for the three months ended June 30, 2007 and 2006, respectively, and $1,271 and $359 for the six months ended June 30, 2007 and 2006, respectively.

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

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of reserves for returns and certain sales allowances. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. Returns are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or cost of goods sold.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, restricted stock, warrants and other equity awards. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator
Net income, as reported	$5,712	$2,424	$15,653	$11,158

Denominator (share amounts in thousands)
Weighted average common shares outstanding	47,975	46,894	47,797	46,690
Effect of dilutive securities	1,910	2,542	2,054	2,778

Weighted average common shares and dilutive securities outstanding	49,885	49,436	49,851	49,468

Earnings per share - basic	$0.12	$0.05	$0.33	$0.24
Earnings per share - diluted	$0.11	$0.05	$0.31	$0.23

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Options to purchase 174,225 and 181,025 shares of common stock were outstanding for the three months ended June 30, 2007 and 2006, respectively, and options to purchase 151,975 and 130,925 shares of common stock were outstanding for the six months ended June 30, 2007 and 2006, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for grants of stock-based compensation awards to employees and directors using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“ABP 25”), and related interpretations. Under the intrinsic value method, unearned compensation was recorded equal to the fair market value of the stock underlying the award on the date of grant less any exercise price. Compensation expense was amortized over the vesting period in accordance with Financial Interpretation Number (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).

Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). SFAS 123R supersedes APB 25 and requires that all stock-based compensation awards granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements.

Compensation expense includes the expense of stock-based compensation awards granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock-based compensation awards granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock-based compensation awards granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $285 as of June 30, 2007 is fully amortized through 2010.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 was effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Upon adoption of FIN 48 as of January 1, 2007, the Company recorded a $1,152 decrease to the beginning balance of retained earnings (see Note 6).

Reclassifications

Certain balances in 2006 have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

3. Intangible Assets, Net

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

The following table summarizes the Company’s intangible asset balances as of the periods indicated:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(1,375)	$7,125	$8,500	$(625)	$7,875
Other	125	(8)	117	-	-	-

Total	$8,625	$(1,383)	$7,242	$8,500	$(625)	$7,875

Intangible assets are amortized using estimated useful lives of 33 months to 68 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $383 and $758 for the three and six months ended June 30, 2007, respectively. The estimated amortization expense of the Company’s intangible assets is $1,530, $1,545, $1,545, $1,505 and $1,500 for the years ended December 31, 2007 through 2011, respectively.

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

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of June 30, 2007 was above the threshold for compliance with the financial covenants and the Company was in compliance with all applicable covenants as of June 30, 2007.

Prior to amending and restating the revolving credit facility in December 2006, the Company was a party to a $75,000 revolving credit facility that was to terminate in 2010. Under this financing agreement, the Company was required to maintain prescribed levels of tangible net worth as defined in the agreement and was collateralized by substantially all of the assets of the Company.

As of June 30, 2007 the Company’s availability under the revolving credit facility was $100,000 based on the Company’s domestic inventory and accounts receivable balances. During the six months ended June 30, 2007 and 2006, no balance was outstanding under the Company’s revolving credit facility.

In March 2005, the Company entered into a loan and security agreement to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through June 30, 2007, the Company has financed $9,032 of furniture and fixtures under this agreement. The weighted average interest rate on outstanding borrowings was 6.6% for the six months ended June 30, 2007. At June 30, 2007, the outstanding principal balance was $4,294.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income. The unrecognized tax benefits liability recorded on January 1, 2007 included $512 for the accrual of interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The majority of the Company’s returns are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2003.

7. Stock-Based Compensation

In May 2007, 122,650 shares of restricted stock and 57,000 stock options were granted to certain officers and key employees under the Company’s 2005 Omnibus Long-Term Incentive Plan (the “2005 Stock Plan”). The exercise price of the stock options and the fair value of each share of restricted stock was $45.12, which was the closing price of the Company’s Class A Common Stock on the date of grant. The stock options and restricted stock vest ratably over a five year period with the stock options having a term of ten years from the date of grant.

In May 2007, 9,972 stock options and 3,324 restricted stock units were granted to non-employee directors under the 2005 Stock Plan. The exercise price of the stock options and the fair value of each restricted stock unit was $45.12, which was the closing price of the Company’s Class A Common Stock on the date of grant. The stock options and restricted stock units vest fully on the date of the 2008 annual stockholders’ meeting with the stock options having a term of ten years from the date of grant. Upon vesting, the restricted stock units will automatically convert to deferred stock units on a one-for-one basis.

8. Segment Data and Related Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within two operating segments, North America and International, but has only one reportable segment. The International operating segment does not meet the criteria of a reportable segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Although the Company operates within one reportable segment, it has several different product categories for which the net revenues attributable to each product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Men’s	$61,014	$40,728	$129,479	$94,387
Women’s	18,504	12,088	43,194	33,073
Youth	7,727	4,076	18,218	11,115

Apparel	87,245	56,892	190,891	138,575
Footwear	20,089	15,584	31,928	15,584
Accessories	7,098	4,040	12,372	7,687

Total net sales	114,432	76,516	235,191	161,846
License revenues	6,099	3,449	9,669	5,815

Total net revenues	$120,531	$79,965	$244,860	$167,661

The table below summarizes product net revenues by geographic regions based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$114,008	$76,588	$228,433	$159,092
Canada	4,641	2,481	9,418	6,153

Subtotal	118,649	79,069	237,851	165,245
Other foreign countries	1,882	896	7,009	2,416

Total net revenues	$120,531	$79,965	$244,860	$167,661

During the six months ended June 30, 2007 and 2006, substantially all of the Company’s long-lived assets were located in the United States.

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

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories for men, women and youth. Since our founding in 1995, we have grown and reinforced our brand name and image through sales to athletes and teams at the collegiate and professional level, as well as sales to consumers with active lifestyles. We believe that Under Armour is a widely recognized athletic brand known for its performance and authenticity and is uniquely positioned as a performance alternative to traditional natural fiber products and non-performance apparel and footwear.

We reported net revenues of $244.9 million for the first six months of 2007, which represented a 46.0% increase from the first six months of 2006. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth apparel products, accessories and footwear.

We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings in new and existing retail stores and offering new products. In June 2006, we launched our footwear products with the introduction of football cleats and slides. New product offerings in 2007 include baseball and softball cleats, which we began shipping in the fourth quarter of 2006. In addition, in 2007 we are expanding our product offerings to include additional men’s and women’s performance products as well as additional products for off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. New product offerings in 2008 are expected to include non-cleated footwear, with the introduction of performance training footwear. As we have expanded into new product lines, sales of our existing product lines have continued to grow.

To date, a large majority of our products have been sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold in the Japanese market place through a third-party. By June 30, 2007, our products were offered primarily in the United States, Canada and Japan, as well as in the United Kingdom, France and Germany, in over 13,000 retail stores, up from approximately 500 retail stores in 2000. In addition, we have signed strategic distribution agreements to sell our products in 15 countries. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and by expanding our European distribution. In order to support this initiative, during the first quarter of 2006 we opened a European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

During the first six months of 2007, we reported license revenues of $9.7 million which represented a 66.3% increase from the first six months of 2006. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags, eyewear and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, accessories and footwear.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, and write downs for inventory obsolescence. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at our distribution facility where we manufacture a limited number of products, and costs relating to our Hong Kong and

Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues. We do not include our distribution facility costs in the calculation of the cost of goods sold, but rather include these costs as a component of our selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include distribution facility costs in the calculation of their cost of goods sold. We believe, however, that our distribution facility costs have not been of a sufficient magnitude to materially affect our gross margin for purposes of comparison.

Our selling, general and administrative expenses consist of marketing costs, selling costs, payroll and related costs (excluding those specifically related to marketing and selling) and other corporate costs. Our marketing costs are an important driver of our growth and we strive to manage our marketing costs to be within 10% to 12% of net revenues on an annual basis. Marketing costs include payroll costs specific to marketing, commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. Selling costs consist primarily of payroll costs specific to selling, commissions paid to third parties and beginning in 2007, the selling costs relating to our Direct to Consumer business (website and catalog sales, and our retail outlet stores). Prior period amounts have been reclassified to conform to the current period presentation. Payroll costs consist of payroll and related costs, excluding those specifically related to marketing and selling, and stock-based compensation expense. Other corporate costs consist primarily of distribution and corporate facility costs, product creation costs and other company-wide administrative expenses. In recent years, our selling, general and administrative expenses have increased to support our growth and new sales initiatives.

Other income, net consists primarily of interest income, interest expense and gains and losses on adjustments that arise from exchange rate changes on transactions.

During 2006, we earned and recognized a new state income tax credit which reduced our 2006 annual effective tax rate to 34.0%. We expect our 2007 annual effective tax rate to approximate 41.3%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Net revenues	$120,531	$79,965	$244,860	$167,661
Cost of goods sold	61,432	41,758	125,180	85,142

Gross profit	59,099	38,207	119,680	82,519
Selling, general and administrative expenses	50,934	35,197	95,478	65,329

Income from operations	8,165	3,010	24,202	17,190
Other income, net	1,500	742	2,194	1,240

Income before income taxes	9,665	3,752	26,396	18,430
Provision for income taxes	3,953	1,328	10,743	7,272

Net income	$5,712	$2,424	$15,653	$11,158

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.0%	52.2%	51.1%	50.8%

Gross profit	49.0%	47.8%	48.9%	49.2%
Selling, general and administrative expenses	42.2%	44.0%	39.0%	38.9%

Income from operations	6.8%	3.8%	9.9%	10.3%
Other income, net	1.2%	0.9%	0.9%	0.7%

Income before income taxes	8.0%	4.7%	10.8%	11.0%
Provision for income taxes	3.3%	1.7%	4.4%	4.3%

Net income	4.7%	3.0%	6.4%	6.7%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net revenues increased $40.5 million, or 50.7%, to $120.5 million for the three months ended June 30, 2007 from $80.0 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
(In thousands)
Men’s	$61,014	$40,728	$20,286	49.8%
Women’s	18,504	12,088	6,416	53.1%
Youth	7,727	4,076	3,651	89.6%

Apparel	87,245	56,892	30,353	53.4%
Footwear	20,089	15,584	4,505	28.9%
Accessories	7,098	4,040	3,058	75.7%

Total net sales	114,432	76,516	37,916	49.6%
License revenues	6,099	3,449	2,650	76.8%

Total net revenues	$120,531	$79,965	$40,566	50.7%

Net sales increased $37.9 million, or 49.6%, to $114.4 million for the three months ended June 30, 2007 from $76.5 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel products, such as compression, training and golf products, primarily sold to existing retail customers due to additional retail stores and expanded floor space;

•	continued men’s growth along with increased women’s and youth market penetration by leveraging current customer relationships;

•	new products introduced subsequent to June 30, 2006 within all product categories, most significantly in our golf category; and

•	$4.5 million increase in footwear product sales, primarily football cleats, which were first introduced in the second quarter of 2006.

License revenues increased $2.7 million, or 76.8%, to $6.1 million for the three months ended June 30, 2007 from $3.4 million during the same period in 2006. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now include distribution of products to college bookstores and golf pro shops, along with performance eyewear.

Gross profit increased $20.9 million to $59.1 million for the three months ended June 30, 2007 from $38.2 million for the same period in 2006. Gross profit as a percentage of net revenues, or gross margin, increased approximately 120 basis points to 49.0% for the three months ended June 30, 2007 from 47.8% during the same period in 2006. This increase in gross margin percentage was primarily driven by the following:

•

lower customer incentives as a percentage of net revenues, primarily driven by changes to certain customer agreements which decreased discounts while increasing certain customer specific marketing expenditures recorded in selling, general and administrative expenses, accounting for an approximate 70 basis point increase;

•

more favorable product mix relative to margins, coupled with lower product costs as a result of greater supplier discounts for increased volume and lower cost sourcing arrangements, jointly accounting for an approximate 60 basis point increase;

•	increased Direct to Consumer higher margin sales, along with increased license revenues, accounting for an approximate 40 basis point increase; and

•	decreased close-out sales in the 2007 period, accounting for an approximate 40 basis point increase; partially offset by

•	increased sales allowances, partially offset by reduced inventory reserves, accounting for an approximate 70 basis point decrease.

Selling, general and administrative expenses increased $15.7 million to $50.9 million for the three months ended June 30, 2007 from $35.2 million for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses decreased to 42.2% for the three months ended June 30, 2007 from 44.0% for the same period in 2006. These changes were primarily attributable to the following:

•

Marketing costs increased $5.7 million to $16.3 million for the three months ended June 30, 2007 from $10.6 million for the same period in 2006 primarily due to the continued investment in our international growth initiatives, footwear promotional rights for the National Football League (the “NFL”), sponsorship of new teams and athletes on the collegiate and professional level and increased marketing costs for specific customers. As a percentage of net revenues, marketing costs increased to 13.5% for the three months ended June 30, 2007 from 13.2% for the same period in 2006 primarily due to the items noted above, partially offset by lower media and print expenditures as a percentage of net revenues in 2007. For the full year 2007, we plan to invest at the high-end of the range of 10% to 12% of net revenues to promote our brand. However, due to the planned timing of investments in marketing as a percentage of net revenues, this range was exceeded for the second quarter of 2007.

•

Selling costs increased $2.0 million to $9.0 million for the three months ended June 30, 2007 from $7.0 million for the same period in 2006. This increase was primarily driven by the continued development of our Direct to Consumer business, along with additional personnel in our sales force. As a percentage of net revenues, selling costs decreased to 7.5% for the three months ended June 30, 2007 from 8.8% for the same period in 2006 as we were able to experience leverage from our sales force with our growth in net revenues.

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $5.8 million to $14.5 million for the three months ended June 30, 2007 from $8.7 million for the same period in 2006. The increase for the three months ended June 30, 2007 was due primarily to the addition of corporate personnel to support our growth including the expansion of our distribution facilities, the design and sourcing of our expanding footwear and apparel lines, additional retail outlet stores and the continued development of our European business. As a percentage of net revenues, payroll and related costs increased to 12.0% for the three months ended June 30, 2007 from 10.9% for the same period in 2006 primarily due to the items noted above.

•

Other corporate costs, excluding payroll and related costs, increased $2.2 million to $11.1 million for the three months ended June 30, 2007 from $8.9 million for the same period in 2006. This increase was attributable primarily to additional distribution and corporate facility operating costs to support our growth and increased corporate costs relating to the continued development of our retail outlet stores and European business. As a percentage of net revenues, other corporate costs decreased to 9.2% for the three months ended June 30, 2007 from 11.1% for the same period in 2006 as we were able to experience leverage from our growth in net revenues during the 2007 period along with lower Sarbanes Oxley Act of 2002 (“SOX”) compliance costs and consulting expenses relating to our enterprise resource planning (“ERP”) system.

Income from operations increased $5.2 million, or 171.3%, to $8.2 million for the three months ended June 30, 2007 from $3.0 million for the same period in 2006. Income from operations as a percentage of net revenues increased to 6.8% for the three months ended June 30, 2007 from 3.8% for the same period in 2006. This increase was a result of an increase in gross margin percentage and a decrease in selling, general and administrative expenses as a percentage of net revenues as discussed above.

Other income, net increased $0.8 million to $1.5 million for the three months ended June 30, 2007 from $0.7 million for the same period in 2006. This increase was primarily due to foreign currency gains on exchange rate changes on transactions.

Provision for income taxes increased $2.7 million to $4.0 million for the three months ended June 30, 2007 from $1.3 million for the same period in 2006. For the three months ended June 30, 2007, our effective tax rate was 40.9% compared to 35.4% for the same period in 2006. Our annual 2007 effective tax rate is expected to be higher than our 2006 annual effective tax rate of 34.0% primarily due to the impact of 2006 state tax credits.

Net income increased $3.3 million to $5.7 million for the three months ended June 30, 2007 from $2.4 million for the same period in 2006, as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net revenues increased $77.2 million, or 46.0%, to $244.9 million for the six months ended June 30, 2007 from $167.7 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
(In thousands)
Men’s	$129,479	$94,387	$35,092	37.2%
Women’s	43,194	33,073	10,121	30.6%
Youth	18,218	11,115	7,103	63.9%

Apparel	190,891	138,575	52,316	37.8%
Footwear	31,928	15,584	16,344	104.9%
Accessories	12,372	7,687	4,685	61.0%

Total net sales	235,191	161,846	73,345	45.3%
License revenues	9,669	5,815	3,854	66.3%

Total net revenues	$244,860	$167,661	$77,199	46.0%

Net sales increased $73.4 million, or 45.3%, to $235.2 million for the six months ended June 30, 2007 from $161.8 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel products, such as compression, training and golf products, primarily sold to existing retail customers due to additional retail stores and expanded floor space;

•	continued men’s and women’s growth along with increased youth market penetration by leveraging current customer relationships;

•	new products introduced subsequent to June 30, 2006 within all product categories, most significantly in our golf and training categories; and

•	$16.3 million increase in footwear product sales, primarily football and baseball cleats, which were first introduced in the second and fourth quarters of 2006, respectively.

License revenues increased $3.9 million, or 66.3%, to $9.7 million for the six months ended June 30, 2007 from $5.8 million during the same period in 2006. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now include distribution of products to college bookstores and golf pro shops, along with performance eyewear.

Gross profit increased $37.2 million to $119.7 million for the six months ended June 30, 2007 from $82.5 million for the same period in 2006. Gross profit as a percentage of net revenues, or gross margin, decreased approximately 30 basis points to 48.9% for the six months ended June 30, 2007 from 49.2% during the same period in 2006. This decrease in gross margin percentage was primarily driven by the following:

•

lower gross margin attributable to the introduction of our footwear products in the second quarter of 2006, which have lower profit margins than our current apparel products, accounting for an approximate 95 basis point decrease; and

•	increased sales allowances, accounting for an approximate 60 basis point decrease; partially offset by

•

lower customer incentives as a percentage of net revenues, primarily driven by changes to certain customer agreements which decreased discounts while increasing certain customer specific marketing expenditures recorded in selling, general and administrative expenses, accounting for an approximate 70 basis point increase; and

•	increased Direct to Consumer higher margin sales, along with increased license revenues, accounting for an approximate 50 basis point increase.

Selling, general and administrative expenses increased $30.2 million to $95.5 million for the six months ended June 30, 2007 from $65.3 million for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses increased slightly to 39.0% for the six months ended June 30, 2007 from 38.9% for the same period in 2006. These changes were primarily attributable to the following:

•

Marketing costs increased $12.0 million to $30.1 million for the six months ended June 30, 2007 from $18.1 million for the same period in 2006 primarily due to footwear promotional rights for the NFL, sponsorship of new teams and athletes on the collegiate and professional level, increased marketing costs for specific customers, continued investment in our international growth initiatives and print advertising campaigns. As a percentage of net revenues, marketing costs increased to 12.3% for the six months ended June 30, 2007 from 10.8% for the same period in 2006 primarily due to the items noted above, partially offset by lower media expenditures as a percentage of net revenues in 2007.

•	Selling costs increased $5.0 million to $18.6 million for the six months ended June 30, 2007 from $13.6 million for the same period in 2006. This increase was primarily driven by the continued

development of our Direct to Consumer business, along with additional personnel in our sales force. As a percentage of net revenues, selling costs decreased to 7.6% for the six months ended June 30, 2007 from 8.1% for the same period in 2006 as we were able to experience leverage from our sales force with our growth in net revenues.

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $9.2 million to $26.3 million for the six months ended June 30, 2007 from $17.1 million for the same period in 2006. The increase for the first six months of 2007 was due primarily to the addition of corporate personnel to support our growth including the expansion of our distribution facilities, the design and sourcing of our expanding footwear and apparel lines, additional retail outlet stores and the continued development of our European business. As a percentage of net revenues, payroll and related costs increased to 10.7% for the six months ended June 30, 2007 from 10.2% for the same period in 2006 primarily due to the continued investment in our international growth initiatives.

•

Other corporate costs, excluding payroll and related costs, increased $3.9 million to $20.5 million for the six months ended June 30, 2007 from $16.6 million for the same period in 2006. This increase was attributable primarily to additional distribution and corporate facility operating costs to support our growth and increased corporate costs relating to continued development of our European business. These increases were partially offset by lower legal expenses. As a percentage of net revenues, other corporate costs decreased to 8.4% for the six months ended June 30, 2007 from 9.9% for the same period in 2006 as we were able to experience leverage from our growth in net revenues during the 2007 period coupled with lower legal expenses and consulting expenses relating to our ERP system.

Income from operations increased $7.0 million, or 40.8%, to $24.2 million for the six months ended June 30, 2007 from $17.2 million for the same period in 2006. Income from operations as a percentage of net revenues decreased to 9.9% for the six months ended June 30, 2007 from 10.3% for the same period in 2006. This decrease was a result of a decrease in gross margin percentage and an increase in selling, general and administrative expenses as a percentage of net revenues as discussed above.

Other income, net increased $1.0 million to $2.2 million for the six months ended June 30, 2007 from $1.2 million for the same period in 2006. This increase was primarily due to foreign currency gains on exchange rate changes on transactions.

Provision for income taxes increased $3.4 million to $10.7 million for the six months ended June 30, 2007 from $7.3 million for the same period in 2006. For the six months ended June 30, 2007, our effective tax rate was 40.7% compared to 39.5% for the same period in 2006. Our annual 2007 effective tax rate is expected to be higher than our 2006 annual effective tax rate of 34.0% primarily due to the impact of 2006 state tax credits.

Net income increased $4.5 million to $15.7 million for the six months ended June 30, 2007 from $11.2 million for the same period in 2006, as a result of the factors described above.

Seasonality

Historically, we have recognized approximately 70% to 75% of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced ColdGear® line. Approximately 61% and 62% of our net revenues were generated during the last two quarters of 2006 and 2005, respectively. The level of our working capital reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the high percentage of income from operations and net revenues in the second half of the year may have been in part due to our significant growth in net revenues.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash on hand. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. Prior to 2006, cash requirements for capital investments needed to grow our business were primarily funded through subordinated debt and capital lease obligations. During 2007 we plan to fund a portion of our working capital (primarily inventory) and capital investments from cash on hand. Our capital investments have included expanding our in-store fixture program, improvements to and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail outlet stores, the investment in a Company-wide ERP system and more recently, our new warehouse management system implementation.

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

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods stated:

	Six Months Ended June 30,
(in thousands)	2007	2006
Net cash (used in) provided by:
Operating activities	$(32,493)	$(18,395)
Investing activities	(16,349)	(8,398)
Financing activities	3,758	5,686
Effect of exchange rate changes on cash and cash equivalents	105	48

Net decrease in cash and cash equivalents	$(44,979)	$(21,059)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable, accrued expenses and income taxes payable and receivable.

Cash used in operating activities increased $14.1 million to $32.5 million for the six months ended June 30, 2007 compared to $18.4 million during the same period in 2006. The $14.1 million additional net use of cash in operating activities was due to higher cash outflows from operating assets and liabilities of $18.3 million and higher non-cash items used in operating activities of $0.3 million, offset by an increase in net income of $4.5 million period-over-period. The increase in cash outflows related to changes in operating assets and liabilities period-over period was primarily due to the following:

•

increased inventory levels of $19.7 million during the second quarter of 2007 to support the anticipated consumer demand for our products in the last two quarters of the year, partially offset by the related increase in accounts payable;

•	increased accounts receivable driven by a 49.6% increase in net sales for the three months ended June 30, 2007 compared to the same period of the prior year; partially offset by

•	lower income taxes receivable in 2007 compared to 2006.

Non-cash items decreased as a result of increased deferred income tax assets and increased reserves for doubtful accounts, returns, discounts and inventories. The decrease in non-cash items was partially offset by higher depreciation and amortization expense primarily due to the implementation of our ERP system in the second quarter of 2006, the expansion of our distribution and corporate facilities, retail outlet store leasehold improvements and other additional assets.

Investing Activities

Cash used in investing activities, which primarily represents capital expenditures, increased $7.9 million to $16.3 million for the six months ended June 30, 2007 from $8.4 million for the same period in 2006. This increase in cash used in investing activities primarily represents the costs to improve and to expand our distribution facility, along with continued investment in our new warehouse management system implementation and continued improvements and investments in our ERP system to support our growth.

In April 2006, we began investing a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. All investments in these securities were sold prior to June 30, 2007 with all proceeds being invested in highly liquid investments with an original maturity of three months or less.

We currently anticipate capital investments for all of 2007 to be in the range of $34.0 to $36.0 million, of which approximately $12.0 million will be invested in our distribution facility to add equipment to improve our shipping velocity and expand our warehouse capacity in anticipation of future growth in our footwear business. In addition, we plan to invest approximately $11.0 million in our in-store fixture program, including concept shops and $6.5 million in our Direct to Consumer business, including our retail stores and website and catalog businesses. The balance will be invested in information technology initiatives and for other general corporate improvements.

Financing Activities

Cash provided by financing activities decreased $1.9 million to $3.8 million for the six months ended June 30, 2007 from $5.7 million for the same period in 2006. This decrease was primarily due to a decrease of $1.5 million in excess tax benefits from stock-based compensation arrangements received during the first six months of 2007 as compared to the same period in the prior year.

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

The revolving credit facility bears interest based on the daily balance outstanding at our choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin is calculated quarterly and varies based on our pricing leverage ratio as defined in the agreement. The revolving credit facility also carries a line of credit fee equal to the available but unused borrowings which can vary from 0.1% to 0.5%. As of June 30, 2007, our availability was $100.0 million based on our domestic inventory and accounts receivable balances.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. We were in compliance with these covenants as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, no balance was outstanding under the Company’s revolving credit facility.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with a lending institution to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Through June 30, 2007, we have financed $9.0 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average rate of 6.6%. At June 30, 2007, the outstanding principal balance was $4.3 million.

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board (“FOB”) shipping-point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g., at our retail outlet stores). Net sales are recorded net of reserves for returns and certain sales allowances. Such returns and allowances are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns and Allowances

We record reductions to revenue for estimated customer returns and allowances. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve was appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which we made such a determination.

Inventory Valuation and Reserves

We value our inventory at standard cost which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by us, further adjustments may be required that would increase our cost of goods sold in the period in which we made such a determination.

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

Stock-Based Compensation

Compensation expense is recognized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”), which we adopted on January 1,

2006. Compensation expense includes the expense of stock-based compensation awards granted on and subsequent to January 1, 2006, and the expense for the remaining vesting terms of stock-based compensation awards issued subsequent to our initial filing of the S-1 Registration Statement with the Securities and Exchange Commission on August 26, 2005. Stock-based compensation awards granted prior to our initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 was effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Upon adoption of FIN 48 as of January 1, 2007, we recorded a $1.2 million decrease to the beginning balance of retained earnings (see Note 6 to the Consolidated Financial Statements for a further discussion on the adoption of FIN 48).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. As a result, we have not been impacted materially by changes in exchange rates and do not expect to be impacted materially for the foreseeable future. However, as our net revenues generated outside of the United States continue to increase, our results of operations could be adversely impacted by changes in exchange rates. For example, if we recognize international sales in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our international results upon translation of those results into the U.S. dollar upon consolidation. Therefore, management is currently evaluating certain hedging strategies in order to minimize some of the impact of future foreign currency fluctuations. The effectiveness of these strategies may be impacted by the accuracy of forecasts and volatility of the currency markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 27, 2007 through July 16, 2007, we issued 145,805 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $2.45 per share, for an aggregate amount of consideration of $357,167. The following issuances of Class A Common Stock were made on the date indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
April 27, 2007	30,000	$63,300
May 1, 2007	5,625	14,906
May 3, 2007	3,875	10,268
May 4, 2007	2,250	5,962
May 7, 2007	1,500	3,975
May 11, 2007	3,000	500
May 14, 2007	3,000	500
May 15, 2007	2,250	5,962
May 16, 2007	2,000	4,220
May 17, 2007	3,750	9,938
May 18, 2007	255	676
May 21, 2007	2,950	7,602
May 22, 2007	19,000	44,950
May 30, 2007	10,000	107,700
May 31, 2007	5,750	15,238
June 1, 2007	550	1,458
June 4, 2007	2,250	5,963
June 11, 2007	500	1,325
June 13, 2007	34,500	44,070
June 14, 2007	500	1,325
July 3, 2007	400	844
July 5, 2007	10,000	1,666
July 16, 2007	1,900	4,819

	145,805	$357,167

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

The Company’s 2007 Annual Meeting of Stockholders was held on May 8, 2007.

The stockholders elected the following nominees to the Company’s Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

	Number of Votes
Director	For	Withheld
Kevin A. Plank	164,200,407	792,635
Byron K. Adams, Jr.	164,923,306	69,736
Douglas E. Coltharp	164,916,550	76,492
A.B. Krongard	164,919,542	73,500
William R. McDermott	164,902,124	90,919
Harvey L. Sanders	164,914,855	78,187
Thomas J. Sippel	164,867,966	125,076

The stockholders approved the ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. There were 164,917,153 affirmative votes, 38,000 negative votes and 37,888 abstentions.

ITEM 6.	EXHIBITS

Exhibit No.

10.1	Under Armour, Inc. Deferred Compensation Plan

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/S/ WAYNE A. MARINO
Wayne A. Marino Executive Vice President and Chief Financial Officer

Dated: August 7, 2007