Form 10-Q
period 2007-09-30
Under Armour, Inc.
filed 2007-11-07
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Class A Common Stock, $.0003 1/3 par value, 35,349,356 shares outstanding as of October 31, 2007 and Class B Convertible Common Stock, $.0003 1/3 par value, 13,250,000 shares outstanding as of October 31, 2007.

UNDER ARMOUR, INC.

SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,473	$70,655
Accounts receivable, net of allowance for doubtful accounts of $996 and $884 as of September 30, 2007 and December 31, 2006, respectively	128,334	71,867
Inventories	151,760	81,031
Income taxes receivable	-	4,310
Prepaid expenses and other current assets	13,967	8,944
Deferred income taxes	11,441	8,145

Total current assets	319,975	244,952
Property and equipment, net	47,624	29,923
Intangible assets, net	6,856	7,875
Deferred income taxes	8,447	5,180
Other non-current assets	1,368	1,438

Total assets	$384,270	$289,368

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$10,000	$-
Accounts payable	67,022	42,718
Accrued expenses	32,875	25,403
Income taxes payable	5,679	-
Current maturities of long term debt	2,137	2,648
Current maturities of capital lease obligations	475	794

Total current liabilities	118,188	71,563
Long term debt, net of current maturities	1,436	1,893
Capital lease obligations, net of current maturities	567	922
Other long term liabilities	3,300	602

Total liabilities	123,491	74,980

Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of September 30, 2007 and December 31, 2006; 35,342,199 shares issued and outstanding as of September 30, 2007, 34,555,907 shares issued and outstanding as of December 31, 2006	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 13,250,000 shares authorized, issued and outstanding as of September 30, 2007 and December 31, 2006	4	4
Additional paid-in capital	159,727	148,562
Retained earnings	100,907	66,376
Unearned compensation	(229)	(463)
Accumulated other comprehensive income (loss)	358	(103)

Total stockholders’ equity	260,779	214,388

Total liabilities and stockholders’ equity	$384,270	$289,368

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$186,863	$127,745	$431,723	$295,406
Cost of goods sold	92,346	63,070	217,526	148,212

Gross profit	94,517	64,675	214,197	147,194
Operating expenses
Selling, general and administrative expenses	60,708	42,692	156,186	108,021

Income from operations	33,809	21,983	58,011	39,173
Other income, net	674	177	2,868	1,417

Income before income taxes	34,483	22,160	60,879	40,590
Provision for income taxes	14,453	6,190	25,196	13,462

Net income	$20,030	$15,970	$35,683	$27,128

Net income available per common share
Basic	$0.42	$0.34	$0.74	$0.58
Diluted	$0.40	$0.32	$0.71	$0.55

Weighted average common shares outstanding
Basic	48,183	47,164	47,926	46,848
Diluted	50,085	49,599	49,929	49,512

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(unaudited; in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2006	34,556	$12	13,250	$4	$148,562	$66,376	$(463)	$-	$(103)		$214,388
Exercise of stock options	585	-	-	-	1,886	-	-	-	-		1,886
Issuance of Class A Common Stock, net of forfeitures	201	-	-	-	727	-	-	-	-		727
Stock-based compensation expense	-	-	-	-	2,732	-	234	-	-		2,966
Excess tax benefits from stock-based compensation arrangements	-	-	-	-	5,820	-	-	-	-		5,820
Effect of adoption of FIN 48	-	-	-	-	-	(1,152)	-	-	-		(1,152)
Comprehensive income
Net income	-	-	-	-	-	35,683	-	-	-	$35,683
Foreign currency translation adjustment, net of tax $239	-	-	-	-	-	-	-	-	461	461

Comprehensive income	-	-	-	-	-	-	-	-	-	$36,144	36,144

Balance as of September 30, 2007	35,342	$12	13,250	$4	$159,727	$100,907	$(229)	$-	$358		$260,779

Balance as of December 31, 2005	31,223	$10	15,200	$5	$124,803	$28,067	$(1,889)	$(163)	$(3)		$150,830
Class B Common Stock converted to Class A Common Stock	1,950	1	(1,950)	(1)	-	-	-	-	-		-
Exercise of stock options	1,113	-	-	-	2,425	-	-	-	-		2,425
Issuance of fully vested warrants	-	-	-	-	8,500	-	-	-	-		8,500
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(25)	-	-	-	(64)	(670)	-	-	-		(734)
Issuance of Class A Common Stock, net of forfeitures	75	-	-	-	363	-	-	-	-		363
Stock-based compensation expense	-	-	-	-	704	-	588	-	-		1,292
Excess tax benefits from stock-based compensation arrangements	-	-	-	-	6,521	-	-	-	-		6,521
Reversal of unearned compensation and additional paid-in capital due to the adoption of SFAS 123R	-	-	-	-	(715)	-	715	-	-		-
Payments received on notes from stockholders	-	-	-	-	-	-	-	114	-		114
Interest earned on notes receivable from stockholders	-	-	-	-	-	-	-	(6)	-		(6)
Comprehensive income:
Net income	-	-	-	-	-	27,128	-	-	-	$27,128
Foreign currency translation adjustment, net of tax ($15)	-	-	-	-	-	-	-	-	(20)	(20)

Comprehensive income										$27,108	27,108

Balance as of September 30, 2006	34,336	$11	13,250	$4	$142,537	$54,525	$(586)	$(55)	$(23)		$196,413

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$35,683	$27,128
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	9,996	6,774
Unrealized foreign currency transaction gains, net	(2,321)	(200)
Stock-based compensation	2,966	1,292
Deferred income taxes	(6,309)	(6,445)
Changes in reserves for doubtful accounts, returns, discounts and inventories	6,505	5,063
Changes in operating assets and liabilities:
Accounts receivable	(59,792)	(38,380)
Inventories	(70,881)	(21,804)
Prepaid expenses and other assets	(4,929)	(2,672)
Accounts payable	23,940	6,574
Accrued expenses and other liabilities	8,309	7,746
Income taxes payable and receivable	9,933	(932)

Net cash used in operating activities	(46,900)	(15,856)

Cash flows from investing activities
Purchases of property and equipment	(26,237)	(10,957)
Purchases of intangible assets	(125)	-
Purchases of short-term investments	(62,860)	(64,650)
Proceeds from sales of short-term investments	62,860	64,650

Net cash used in investing activities	(26,362)	(10,957)

Cash flows from financing activities
Proceeds from revolving credit facility, net	10,000	-
Proceeds from long-term debt	1,117	2,119
Payments on long-term debt	(2,085)	(1,771)
Payments on capital lease obligations	(674)	(1,520)
Excess tax benefits from stock-based compensation arrangements	5,820	6,521
Proceeds from exercise of stock options and other stock issuances	2,613	2,789
Payments received on notes from stockholders	-	114

Net cash provided by financing activities	16,791	8,252
Effect of exchange rate changes on cash and cash equivalents	289	(159)

Net decrease in cash and cash equivalents	(56,182)	(18,720)
Cash and cash equivalents
Beginning of period	70,655	62,977

End of period	$14,473	$44,257

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$-	$734
Reversal of unearned compensation and additional paid in capital due to the adoption of SFAS 123R	-	715
Increase to long term liabilities due to the adoption of FIN 48	1,597	-
Fair market value of warrants issued in partial consideration of intangible asset	-	8,500

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1. Description of the Business

Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear and accessories. Sales are targeted to athletes and teams at the collegiate and professional levels as well as to consumers with active lifestyles throughout the world.

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

Interim Financial Data

The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented, in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2006 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006, which should be read in conjunction with these consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2007	19.5%	13.2%	4.6%
Nine months ended September 30, 2006	20.9%	15.1%	3.6%
Accounts receivable
As of September 30, 2007	23.7%	13.5%	4.6%
As of September 30, 2006	25.0%	17.7%	5.1%

Short-Term Investments

From time to time, the Company purchases and sells short-term investments consisting of auction rate municipal bonds. These short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. At September 30, 2007 all of these securities had been sold and the proceeds had been invested in highly liquid investments with an original maturity of three months or less. Other income, net on the consolidated statements of income included interest income of $106 and $380 for the three months ended September 30, 3007 and 2006, respectively, and $1,354 and $1,652 for the nine months ended September 30, 2007 and 2006, respectively, primarily related to short-term investments and cash and cash equivalents.

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

Inventories

Inventories consist of finished goods, raw materials and work-in-process, and are valued at standard cost which approximates the Company’s landed cost, using the first-in, first-out (“FIFO”) method of cost determination. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or market. The amount of such markdowns is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions.

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$156,458	$83,618
Raw materials	1,082	1,321
Work-in-process	139	133

Subtotal inventories	157,679	85,072
Inventories reserve	(5,919)	(4,041)

Total inventories	$151,760	$81,031

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company reviews the intangible asset to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No impairments relating to intangible assets were recognized for the nine months ended September 30, 2007 and 2006.

Income Taxes

The Company recorded $14,453 and $6,190 of income tax expense for the three months ended September 30, 2007 and 2006, respectively, and $25,196 and $13,462 of income tax expense for the nine months ended September 30, 2007 and 2006, respectively. The effective rate for income taxes was 41.4% and 33.2% for the nine months ended September 30, 2007 and 2006, respectively. The Company’s annual 2007 effective tax rate is expected to be higher than the 2006 annual effective tax rate of 34.0% primarily due to the impact of 2006 state tax credits.

Foreign Currency Translation and Transactions

The functional currency for the each of the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average foreign currency exchange rate during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net on the consolidated statements of income. The Company recorded unrealized foreign currency transaction gains of $1,330 for the three months ended September 30, 2007, and $2,321 and $306 for the nine months ended September 30, 2007 and 2006, respectively. The Company recorded realized foreign currency transaction gains of $70 for the three months ended September 30, 2007, and $350 and $53 for the nine months ended September 30, 2007 and 2006, respectively. No unrealized or realized foreign currency transaction gains or losses were recorded for the three months ended September 30, 2006.

Derivatives

The Company uses derivative financial instruments in the form of foreign currency forward contracts to minimize the risk associated with foreign currency exchange rate fluctuations. The Company accounts for derivative financial instruments pursuant to the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other non-current assets, and unrealized derivative loss positions are recorded as accrued expenses or other long term liabilities, depending on the derivative financial instrument’s maturity date.

Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded to other income, net on the consolidated statements of income. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail outlet stores). Net sales are recorded net of reserves for returns and certain sales allowances. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. Returns are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or cost of goods sold.

Shipping and Handling

The Company charges certain customers shipping and handling fees. These revenues are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs were $4,367 and $3,119 for the three months ended September 30, 2007 and 2006, respectively, and $9,667 and $6,922 for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator
Net income, as reported	$20,030	$15,970	$35,683	$27,128

Denominator (share amounts in thousands)
Weighted average common shares outstanding	48,183	47,164	47,926	46,848
Effect of dilutive securities	1,902	2,435	2,003	2,664

Weighted average common shares and dilutive securities outstanding	50,085	49,599	49,929	49,512

Earnings per share - basic	$0.42	$0.34	$0.74	$0.58
Earnings per share - diluted	$0.40	$0.32	$0.71	$0.55

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Options to purchase 72,000 and 178,025 shares of common stock were outstanding for the three months ended September 30, 2007 and 2006, respectively, and options to purchase 125,317 and 146,625 shares of common stock were outstanding for the nine months ended September 30, 2007 and 2006, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Compensation expense under SFAS 123R includes the expense of stock-based compensation awards granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock-based compensation awards granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock-based compensation awards granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $229 as of September 30, 2007 is fully amortized through 2010.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

The following table summarizes the Company’s intangible asset balances as of the periods indicated:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(1,750)	$6,750	$8,500	$(625)	$7,875
Other	125	(19)	106	-	-	-

Total	$8,625	$(1,769)	$6,856	$8,500	$(625)	$7,875

Intangible assets are amortized using estimated useful lives of 33 months to 68 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $386 and $250 for the three months ended September 30, 2007 and 2006, respectively, and $1,144 and $250 for the nine months ended September 30, 2007 and 2006, respectively. The estimated amortization expense of the Company’s intangible assets is $1,530, $1,545, $1,545, $1,505 and $1,500 for the years ended December 31, 2007 through 2011, respectively.

4. Revolving Credit Facility and Long Term Debt

In December 2006, the Company entered into an amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100,000 based on the Company’s eligible domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of the Company’s domestic assets, other than its trademarks. Up to $10,000 of the facility may be used to support letters of credit, which if utilized would reduce the availability under the revolving credit line. The Company incurred $260 in deferred financing costs in connection with the financing agreement. In accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, unamortized deferred financing costs of $618 relating to the Company’s previous revolving credit facility were added to the deferred financing costs of the new revolving credit facility and are being amortized over the remaining life of the new facility.

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of September 30, 2007 was above the threshold for compliance with the financial covenants and the Company was in compliance with all applicable covenants as of September 30, 2007.

In September 2007, the Company borrowed under its revolving credit facility at a 6.8% interest rate. As of September 30, 2007, the Company’s availability under the revolving credit facility was $100,000 based on the Company’s eligible domestic inventory and accounts receivable balances, less $10,000 of current borrowings outstanding. There was no balance outstanding under the Company’s revolving credit facility in 2007 prior to this borrowing and during the nine months ended September 30, 2006.

In March 2005, the Company entered into a loan and security agreement to finance the acquisition of up to $17,000 of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Since March 2005, the Company has financed a total of $9,032 of furniture and fixtures under this agreement. The weighted average interest rate on outstanding borrowings was 6.6% as of September 30, 2007. At September 30, 2007, the outstanding principal balance was $3,573.

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

In addition, within the normal course of business, the Company enters into contractual commitments, such as sponsorship agreements with teams and athletes on the collegiate and professional levels and official supplier agreements, in order to promote the Company’s brand and products. These agreements include scheduled sponsorship fee payments or rights fee payments, along with other purchase or product supply obligations over the terms of the agreements.

6. Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an additional $1,597 liability for unrecognized tax benefits, of which $1,152 was accounted for as a reduction to the January 1, 2007 balance of retained earnings with the remainder recorded within deferred tax assets. After recognizing these impacts upon adoption of FIN 48, the total unrecognized tax benefits were approximately $2,054. Of this amount, approximately $1,609 would impact our effective tax rate if recognized. The Company may incur a decrease in the total unrecognized tax benefits within the next twelve months as a result of the possible expiration of certain statutes of limitations for particular tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income. The unrecognized tax benefits liability recorded on January 1, 2007 included $512 for the accrual of interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The majority of the Company’s returns are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2004.

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

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates primarily relating to transactions generated by its international subsidiaries in currencies other than their local currencies. The Company recorded unrealized foreign currency transaction gains of $1,330 for the three months ended September 30, 2007, and $2,321 and $306 for the nine months ended September 30, 2007 and 2006, respectively. The Company recorded realized foreign currency transaction gains of $70 for the three months ended September 30, 2007, and $350 and $53 for the nine months ended September 30, 2007 and 2006, respectively. No unrealized or realized foreign currency transaction gains or losses were recorded for the three months ended September 30, 2006.

In August 2007, the Company implemented a foreign currency risk management program in order to reduce the risk associated with foreign currency exchange rate fluctuations on projected inventory purchases, inter-company payments and other general working capital requirements for its Canadian and European subsidiaries.

As of September 30, 2007, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases was approximately $10,299 with maturities of 1 to 15 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The unrealized losses of $550 related to outstanding foreign currency forward contracts were included in the Company’s liabilities on the balance sheet as of September 30, 2007 and were recognized in other income, net on the consolidated statements of income during the three and nine months ended September 30, 2007. In addition, the Company recorded $75 of realized losses related to the settlement of foreign currency forward contracts within other income, net during the three and nine months ended September 30, 2007.

The Company enters into foreign currency forward contracts with a major financial institution with investment grade credit ratings and is exposed to credit losses in the event of non-performance by this financial institution. This credit risk is generally limited to the unrealized gains in the foreign currency forward contracts. However, the Company monitors the credit quality of the financial institution and considers the risk of counterparty default to be minimal.

9. Segment Data and Related Information

Operating segments are defined as components of an enterprise in which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and in deciding how to allocate resources. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within two operating segments, North America and International, but has only one reportable segment because the International operating segment does not meet the criteria of a reportable segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Although the Company operates within one reportable segment, it has several product categories for which the net revenues attributable to each product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Men’s	$112,950	$79,233	$242,429	$173,620
Women’s	39,467	26,513	82,661	59,586
Youth	16,603	10,980	34,821	22,095

Apparel	169,020	116,726	359,911	255,301
Footwear	2,158	2,001	34,086	17,585
Accessories	7,638	3,794	20,010	11,481

Total net sales	178,816	122,521	414,007	284,367
License revenues	8,047	5,224	17,716	11,039

Total net revenues	$186,863	$127,745	$431,723	$295,406

The table below summarizes product net revenues by geographic regions based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$172,206	$116,606	$400,639	$275,698
Canada	8,449	6,961	17,867	13,114

Subtotal	180,655	123,567	418,506	288,812
Other foreign countries	6,208	4,178	13,217	6,594

Total net revenues	$186,863	$127,745	$431,723	$295,406

During the nine months ended September 30, 2007 and 2006, substantially all of the Company’s long-lived assets were located in the United States.

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

The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), under “Risk Factors,” “Qualitative and Quantitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

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

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories for men, women and youth. Since our founding in 1995, we have grown and reinforced our brand name and image through sales to athletes and teams at the collegiate and professional levels, as well as through sales to consumers with active lifestyles throughout the world. We believe that Under Armour is a widely recognized athletic brand known for its performance and authenticity and is uniquely positioned as a performance alternative to traditional natural fiber products and non-performance apparel and footwear.

We reported net revenues of $431.7 million for the first nine months of 2007, which represented a 46.1% increase from the first nine months of 2006. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth apparel products, footwear and accessories.

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

To date, a large majority of our products have been sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold in the Japanese market place through a third-party. By September 30, 2007, our products were offered primarily in the United States, Canada and Japan, as well as in the United Kingdom, France and Germany, in over 13,000 retail stores, up from approximately 500 retail stores in 2000. In addition, we have signed strategic distribution agreements to sell our products in 15 countries. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and by expanding our European distribution. In order to support this initiative, during the first quarter of 2006 we opened a European Headquarters in Amsterdam, Netherlands that houses our European sales, marketing and logistics functions.

During the first nine months of 2007, we reported license revenues of $17.7 million which represented a 60.5% increase from the first nine months of 2006. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags, eyewear, and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, footwear and accessories.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, and write downs for inventory obsolescence. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at our distribution facility where we manufacture a limited number of products, and costs relating to our Hong Kong and

Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues. We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $4.4 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and $9.7 and $6.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Our selling, general and administrative expenses consist of marketing costs, selling costs, payroll and related costs (excluding those specifically related to marketing and selling) and other corporate costs. Our marketing costs are an important driver of our growth. For the full year 2007, we plan to invest at the high-end of the previously stated range of 10% to 12% of net revenues. For the full year 2008, we expect to increase our investments in marketing to 12% to 13% of net revenues. Marketing costs include payroll costs specific to marketing, commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. Selling costs consist primarily of payroll costs specific to selling, commissions paid to third parties and beginning in 2007, the selling costs relating to our Direct to Consumer business, which includes website and catalog sales, and retail outlet stores. Prior period amounts have been reclassified to conform to the current period presentation. Payroll costs consist of payroll and related costs, excluding those specifically related to marketing and selling, and stock-based compensation expense. Other corporate costs consist primarily of distribution and corporate facility operating costs, product creation costs and other company-wide administrative expenses. In recent years, our selling, general and administrative expenses have increased to support our growth and new sales initiatives.

Other income, net consists primarily of interest income, interest expense, unrealized and realized gains and losses on our derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from foreign currency exchange rate changes on transactions.

During 2006, we earned and recognized a state income tax credit which reduced our 2006 annual effective tax rate to 34.0%. We expect our 2007 annual effective tax rate to approximate 41.5%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net revenues	$186,863	$127,745	$431,723	$295,406
Cost of goods sold	92,346	63,070	217,526	148,212

Gross profit	94,517	64,675	214,197	147,194
Selling, general and administrative expenses	60,708	42,692	156,186	108,021

Income from operations	33,809	21,983	58,011	39,173
Other income, net	674	177	2,868	1,417

Income before income taxes	34,483	22,160	60,879	40,590
Provision for income taxes	14,453	6,190	25,196	13,462

Net income	$20,030	$15,970	$35,683	$27,128

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.4%	49.4%	50.4%	50.2%

Gross profit	50.6%	50.6%	49.6%	49.8%
Selling, general and administrative expenses	32.5%	33.4%	36.2%	36.5%

Income from operations	18.1%	17.2%	13.4%	13.3%
Other income, net	0.4%	0.1%	0.7%	0.4%

Income before income taxes	18.5%	17.3%	14.1%	13.7%
Provision for income taxes	7.8%	4.8%	5.8%	4.5%

Net income	10.7%	12.5%	8.3%	9.2%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net revenues increased $59.2 million, or 46.3%, to $186.9 million for the three months ended September 30, 2007 from $127.7 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
(In thousands)
Men’s	$112,950	$79,233	$33,717	42.6%
Women’s	39,467	26,513	12,954	48.9%
Youth	16,603	10,980	5,623	51.2%

Apparel	169,020	116,726	52,294	44.8%
Footwear	2,158	2,001	157	7.8%
Accessories	7,638	3,794	3,844	101.3%

Total net sales	178,816	122,521	56,295	45.9%
License revenues	8,047	5,224	2,823	54.0%

Total net revenues	$186,863	$127,745	$59,118	46.3%

Net sales increased $56.3 million, or 45.9%, to $178.8 million for the three months ended September 30, 2007 from $122.5 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel products, such as compression, training and golf products, primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing apparel products remained relatively unchanged;

•	continued growth in sales of men’s and youth apparel products along with increased women’s market penetration by leveraging current customer relationships; and

•	new products introduced subsequent to September 30, 2006 in all product categories, most significantly in our golf and training categories and our new mountain category.

License revenues increased $2.8 million, or 54.0%, to $8.0 million for the three months ended September 30, 2007 from $5.2 million during the same period in 2006. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now include distribution of products to college bookstores and golf pro shops, along with performance eyewear.

Gross profit increased $29.8 million to $94.5 million for the three months ended September 30, 2007 from $64.7 million for the same period in 2006. Gross profit as a percentage of net revenues, or gross margin, remained flat at 50.6% for the three months ended September 30, 2007 and during the same period in 2006 primarily driven by the following:

•

increased inventory reserves and sales returns and allowances, primarily related to certain cleated footwear styles that will not carry forward to the next season, accounting for an approximate 130 basis point decrease; offset by

•

lower customer incentives as a percentage of net revenues, primarily driven by changes to certain customer agreements which decreased discounts while increasing certain customer marketing expenditures recorded in selling, general and administrative expenses, accounting for an approximate 80 basis point increase; and

•	increased direct to consumer higher margin sales, along with increased license revenues, accounting for an approximate 40 basis point increase.

Selling, general and administrative expenses increased $18.0 million to $60.7 million for the three months ended September 30, 2007 from $42.7 million for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses decreased to 32.5% for the three months ended September 30, 2007 from 33.4% for the same period in 2006. These changes were primarily attributable to the following:

•

Marketing costs increased $8.3 million to $21.5 million for the three months ended September 30, 2007 from $13.2 million for the same period in 2006 primarily due to increased in-store marketing costs, increased media advertising campaign expenditures, sponsorship of new teams and athletes on the collegiate and professional levels and the continued investment in our international growth initiatives. As a percentage of net revenues, marketing costs increased to 11.5% for the three months ended September 30, 2007 from 10.3% for the same period in 2006 primarily due to increased in-store marketing costs.

•

Selling costs increased $2.6 million to $10.9 million for the three months ended September 30, 2007 from $8.3 million for the same period in 2006. This increase was primarily driven by the continued development of our Direct to Consumer business. As a percentage of net revenues, selling costs decreased to 5.8% for the three months ended September 30, 2007 from 6.5% for the same period in 2006 as we were able to experience leverage from our sales force with our growth in net revenues.

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $5.5 million to $15.3 million for the three months ended September 30, 2007 from $9.8 million for the same period in 2006. The increase for the three months ended September 30, 2007 was due primarily to the addition of personnel to support our growth including the expansion of our distribution facilities and the design and sourcing of our expanding footwear and apparel lines. In addition, we incurred higher expense related to stock-based compensation during the three months ended September 30, 2007 as compared to the same period in 2006. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) increased to 8.2% for the three months ended September 30, 2007 from 7.7% for the same period in 2006 primarily due to the items noted above.

•

Other corporate costs, excluding payroll and related costs, increased $1.6 million to $13.0 million for the three months ended September 30, 2007 from $11.4 million for the same period in 2006. This increase was attributable primarily to additional distribution and corporate facility operating costs to support our growth and increased corporate costs relating to the continued development of our European business, partially offset by lower Sarbanes Oxley Act of 2002 Section 404 (“SOX 404”) compliance costs. As a percentage of net revenues, other corporate costs decreased to 7.0% for the three months ended September 30, 2007 from 8.9% for the same period in 2006 due to lower SOX 404 compliance costs and consulting expenses related to our Enterprise Resource Planning (“ERP”) system. In addition, we were able to experience leverage from our growth in net revenues during the 2007 period.

Income from operations increased $11.8 million, or 53.8%, to $33.8 million for the three months ended September 30, 2007 from $22.0 million for the same period in 2006. Income from operations as a percentage of net revenues increased to 18.1% for the three months ended September 30, 2007 from 17.2% for the same period in 2006. This increase was a result of a decrease in selling, general and administrative expenses as a percentage of net revenues as discussed above.

Other income, net increased $0.5 million to $0.7 million for the three months ended September 30, 2007 from $0.2 million for the same period in 2006. This increase was primarily due to gains on foreign currency exchange rate changes on transactions, partially offset by losses on derivative financial instruments and lower interest income earned on short-term investments and cash and cash equivalents.

Provision for income taxes increased $8.3 million to $14.5 million for the three months ended September 30, 2007 from $6.2 million for the same period in 2006. For the three months ended September 30, 2007, our effective tax rate was 41.9% compared to 27.9% for the same period in 2006. Our annual 2007 effective tax rate is expected to be higher than our 2006 annual effective tax rate of 34.0% primarily due to the impact of 2006 state tax credits.

Net income increased $4.0 million to $20.0 million for the three months ended September 30, 2007 from $16.0 million for the same period in 2006, as a result of the factors described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net revenues increased $136.3 million, or 46.1%, to $431.7 million for the nine months ended September 30, 2007 from $295.4 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
(In thousands)
Men’s	$242,429	$173,620	$68,809	39.6%
Women’s	82,661	59,586	23,075	38.7%
Youth	34,821	22,095	12,726	57.6%

Apparel	359,911	255,301	104,610	41.0%
Footwear	34,086	17,585	16,501	93.8%
Accessories	20,010	11,481	8,529	74.3%

Total net sales	414,007	284,367	129,640	45.6%
License revenues	17,716	11,039	6,677	60.5%

Total net revenues	$431,723	$295,406	$136,317	46.1%

Net sales increased $129.6 million, or 45.6%, to $414.0 million for the nine months ended September 30, 2007 from $284.4 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel products, such as compression, training and golf products, primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing apparel products remained relatively unchanged;

•	continued growth in sales of men’s and women’s apparel products along with increased youth market penetration by leveraging current customer relationships;

•	$16.5 million increase in footwear product sales, primarily baseball and football cleats, which were introduced in the second and fourth quarter of 2006, respectively; and

•	new products introduced subsequent to September 30, 2006 within all product categories, most significantly in our golf and training categories and our new mountain category.

License revenues increased $6.7 million, or 60.5%, to $17.7 million for the nine months ended September 30, 2007 from $11.0 million during the same period in 2006. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which now include distribution of products to college bookstores and golf pro shops, along with performance eyewear.

Gross profit increased $67.0 million to $214.2 million for the nine months ended September 30, 2007 from $147.2 million for the same period in 2006. Gross profit as a percentage of net revenues, or gross margin, decreased approximately 20 basis points to 49.6% for the nine months ended September 30, 2007 from 49.8% during the same period in 2006. This decrease in gross margin percentage was primarily driven by the following:

•

lower gross margin attributable to the introduction of our footwear products in the second quarter of 2006, which have lower profit margins than our current apparel products, accounting for an approximate 60 basis point decrease; and

•	increased inventory reserves and sales returns and allowances, accounting for an approximate 80 basis point decrease; partially offset by

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

Selling, general and administrative expenses increased $48.2 million to $156.2 million for the nine months ended September 30, 2007 from $108.0 million for the same period in 2006. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 36.2% for the nine months ended September 30, 2007 from 36.5% for the same period in 2006. These changes were primarily attributable to the following:

•

Marketing costs increased $20.4 million to $51.6 million for the nine months ended September 30, 2007 from $31.2 million for the same period in 2006 primarily due to increased in-store marketing costs, sponsorship of new teams and athletes on the collegiate and professional levels, increased print and media advertising campaign expenditures, continued investment in our international growth initiatives and footwear promotional rights for the National Football League. As a percentage of net revenues, marketing costs increased to 12.0% for the nine months ended September 30, 2007 from 10.6% for the same period in 2006 primarily due to continued investment in our international growth initiatives and increased in-store marketing costs.

•

Selling costs increased $7.6 million to $29.5 million for the nine months ended September 30, 2007 from $21.9 million for the same period in 2006. This increase was primarily driven by the continued development of our Direct to Consumer businesses, along with additional personnel in our sales force. As a percentage of net revenues, selling costs decreased to 6.8% for the nine months ended September 30, 2007 from 7.4% for the same period in 2006 as we were able to experience leverage from our sales force with our growth in net revenues.

•

Payroll and related costs (excluding those specifically related to marketing and selling) increased $14.7 million to $41.6 million for the nine months ended September 30, 2007 from $26.9 million for the same period in 2006. The increase was due primarily to the addition of personnel to support our growth including the expansion of our distribution facilities, the design and sourcing of our expanding footwear and apparel lines, additional retail outlet stores and the continued development of our European business. In addition, we incurred higher expense related to stock-based compensation during the nine months ended September 30, 2007 as compared to the same period in 2006. As a percentage of net revenues, payroll and related costs (excluding those specifically related to marketing and selling) increased to 9.6% for the nine months ended September 30, 2007 from 9.1% for the same period in 2006 primarily due to the items noted above.

•

Other corporate costs, excluding payroll and related costs, increased $5.5 million to $33.5 million for the nine months ended September 30, 2007 from $28.0 million for the same period in 2006. This increase was attributable primarily to additional distribution and corporate facility operating costs to support our growth and increased corporate costs relating to continued development of our European business. These increases were partially offset by lower SOX 404 compliance costs. As a percentage of net revenues, other corporate costs decreased to 7.8% for the nine months ended September 30, 2007 from 9.4% for the same period in 2006 due to lower SOX 404 compliance costs, consulting expenses relating to our ERP system and legal expenses. In addition we were able to experience leverage from our growth in net revenues during the 2007 period.

Income from operations increased $18.8 million, or 48.1%, to $58.0 million for the nine months ended September 30, 2007 from $39.2 million for the same period in 2006. Income from operations as a percentage of net revenues increased to 13.4% for the nine months ended September 30, 2007 from 13.3% for the same period in 2006. This increase was a result of a decrease in gross margin percentage largely offset by a decrease in selling, general and administrative expenses as a percentage of net revenues as discussed above.

Other income, net increased $1.5 million to $2.9 million for the nine months ended September 30, 2007 from $1.4 million for the same period in 2006. This increase was primarily due to gains on foreign currency exchange rate changes on transactions, partially offset by losses on derivative financial instruments.

Provision for income taxes increased $11.7 million to $25.2 million for the nine months ended September 30, 2007 from $13.5 million for the same period in 2006. For the nine months ended September 30, 2007, our effective tax rate was 41.4% compared to 33.2% for the same period in 2006. Our annual 2007 effective tax rate is expected to be higher than our 2006 annual effective tax rate of 34.0% primarily due to the impact of 2006 state tax credits.

Net income increased $8.6 million to $35.7 million for the nine months ended September 30, 2007 from $27.1 million for the same period in 2006, as a result of the factors described above.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. Prior to 2006, cash requirements for capital investments needed to grow our business were primarily funded through subordinated debt and capital lease obligations. During 2007, we are funding a portion of our working capital (primarily inventory) and capital investments from cash and cash equivalents on hand and borrowings available under our revolving credit facility. Our capital investments have included expanding our in-store fixture program, improvements to and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail outlet stores, the investment in a company-wide ERP system and our new warehouse management system implementation.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and subordinated debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods stated:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net cash (used in) provided by:
Operating activities	$(46,900)	$(15,856)
Investing activities	(26,362)	(10,957)
Financing activities	16,791	8,252
Effect of exchange rate changes on cash and cash equivalents	289	(159)

Net decrease in cash and cash equivalents	$(56,182)	$(18,720)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Non-cash items include depreciation and amortization, unrealized foreign currency transaction gains and losses, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable, accrued expenses and income taxes payable and receivable.

Cash used in operating activities increased $31.0 million to $46.9 million for the nine months ended September 30, 2007 compared to $15.9 million during the same period in 2006. The $31.0 million additional net use of cash in operating activities was due to increased cash outflows from operating assets and liabilities of $44.0 million, offset by increased non-cash items of $4.4 million and an increase in net income of $8.6 million period-over-period. The increase in cash outflows related to changes in operating assets and liabilities period-over-period was primarily due to the following:

•

increased inventory levels of $49.1 million partially offset by the related increase in accounts payable. The increase in inventory is primarily due to our planned strategy which included additional core inventory needed to support the anticipated consumer demand for our products. Core inventory primarily represents inventory that we plan to have available for sale on a 12 month basis at full price. Inventory also increased as a result of additional inventory needed to support our growth, higher average cost per unit due to product mix, and increased in-transit inventory as a result of increased sourcing from Asia;

•	increased accounts receivable driven by a 45.9% increase in net sales for the three months ended September 30, 2007 compared to the same period of the prior year; partially offset by

•	higher income taxes payable in 2007 compared to 2006.

Non-cash items primarily increased as a result of higher depreciation and amortization expense relating to the expansion of our distribution and corporate facilities and our footwear promotional rights, higher stock-based compensation expense and lower reserves for doubtful accounts, returns, discounts and inventories. The increase in non-cash items was partially offset by a higher unrealized foreign currency transaction gains.

Investing Activities

Cash used in investing activities, which includes capital expenditures, increased $15.4 million to $26.4 million for the nine months ended September 30, 2007 from $11.0 million for the same period in 2006. This increase in cash used in investing activities primarily represents the costs to improve and to expand our distribution and corporate facilities, along with continued investment in our new warehouse management system implementation, investments in our Direct to Consumer business, information technology initiatives and continued investments in our in-store fixture program, including concept shops.

In April 2006, we began investing a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. At September 30, 2007, all investments in these securities had been sold and the proceeds had been invested in highly liquid investments with an original maturity of three months or less.

We currently anticipate capital investments for all of 2007 to be in the range of $34.0 to $36.0 million, of which approximately $12.0 million will be invested in our distribution facilities to add equipment to improve our shipping velocity and expand our warehouse capacity in anticipation of future growth in our footwear business. In addition, we plan to invest approximately $11.0 million in our in-store fixture program, including concept shops, and approximately $7.0 million in our Direct to Consumer business. The balance will be invested in information technology initiatives and for other general corporate improvements.

Financing Activities

Cash provided by financing activities increased $8.5 million to $16.8 million for the nine months ended September 30, 2007 from $8.3 million for the same period in 2006. This increase was primarily due to the net proceeds received from our revolving credit facility for the nine months ended September 30, 2007 as compared to the same period in 2006.

Revolving Credit Facility Agreement

In December 2006, we entered into an amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100.0 million based on our eligible domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of our domestic assets, other than our trademarks. Up to $10.0 million of the facility may be used to support letters of credit, which if utilized would reduce the availability under the revolving credit line.

The revolving credit facility bears interest based on the daily balance outstanding at our choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin is calculated quarterly and varies based on our pricing leverage ratio as defined in the agreement. The revolving credit facility also carries a line of credit fee varying from 0.1% to 0.5% of the available but unused borrowings.

In September 2007, we borrowed under the revolving credit facility at a 6.8% interest rate. As of September 30, 2007, our availability was $100.0 million based on our eligible domestic inventory and accounts receivable balances, less $10.0 million of current borrowings outstanding. There was no balance outstanding under our revolving credit facility in 2007 prior to this borrowing and during the nine months ended September 30, 2006. All borrowings outstanding under the revolving credit facility were repaid during October 2007.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. We were in compliance with these covenants as of September 30, 2007.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with a lending institution to finance the acquisition of up to $17.0 million of qualifying capital investments. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. Since March 2005, we have financed a total of $9.0 million of capital investments under this agreement. Interest on outstanding borrowings accrues at an average rate of 6.6% and the outstanding principal balance was $3.6 million as of September 30, 2007.

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g., at our retail outlet stores). Net sales are recorded net of reserves for returns and certain sales allowances. Such returns and allowances are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees.

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

Long-Lived Assets

The acquisition of long-lived assets, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures, is recorded at cost, and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life and are evaluated and measured for impairment in accordance with our Long-Lived Assets critical accounting policy discussed above.

Income Tax Provision

We estimate our effective tax rate for the full year and record a quarterly income tax provision in accordance with the expected effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This process may result in a change to our expected effective annual tax rate for the year. We recognize in our projected annual effective tax rate, the impact of the largest amount of an uncertain tax position that would not have a greater than 50% likelihood of being sustainable on its technical merits. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to our expected effective annual tax rate for the year. When changes in our effective annual tax rate occur, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected effective annual tax rate.

Stock-Based Compensation

Compensation expense is recognized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”), which we adopted on January 1, 2006. Compensation expense under SFAS 123R includes the expense of stock-based compensation awards granted on and subsequent to January 1, 2006, and the expense for the remaining vesting terms of stock-based compensation awards issued subsequent to our initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock-based compensation awards granted prior to our initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes option-pricing model to value stock-based compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. As a result, we have not been impacted materially by changes in foreign currency exchange rates and do not expect to be impacted materially for the foreseeable future. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize international sales in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our international results upon translation of those results into the U.S. dollar upon consolidation of our financial statements.

Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net on the consolidated statements of income. We recorded unrealized foreign currency transaction gains of $1.3 million for the three months ended September 30, 2007, and $2.3 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. We recorded realized foreign currency transaction gains of $0.1 million for the three months ended September 30, 2007, and $0.3 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively. No unrealized or realized foreign currency transaction gains or losses were recorded for the three months ended September 30, 2006.

In August 2007, management implemented a foreign currency risk management program in which foreign currency forward contracts are used in order to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows. We currently use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases, inter-company payments and other working capital requirements for our Canadian subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of September 30, 2007, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.05 CAD per $1.00. As of September 30, 2007, the notional value of our outstanding forward contracts was approximately $10.3 million with maturities of 1 to 15 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The unrealized derivative losses of $0.6 million related to outstanding foreign currency forward contracts were included in liabilities on the balance sheet as of September 30, 2007 and were recognized in other income, net on the consolidated statements of income during the three and nine months ended September 30, 2007. In addition, we recorded $0.1 million of realized derivative losses related to the settlement of foreign currency forward contracts within other income, net during the three and nine months ended September 30, 2007.

Although we have entered into foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows, we cannot be assured that foreign currency exchange rate fluctuations will not have a material adverse impact on our financial condition and results of operations.

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

There has been no change in our internal control over financial reporting during the most recent quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 31, 2007 through October 3, 2007, we issued 136,128 shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $3.12 per share, for an aggregate amount of consideration of $424,459. The following issuances of Class A Common Stock were made on the dates indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
July 31, 2007	10,000	$1,667
August 2, 2007	53,250	222,073
August 3, 2007	4,903	17,053
August 6, 2007	1,500	8,035
August 7, 2007	10,800	3,786
August 8, 2007	17,900	32,081
August 9, 2007	3,075	6,637
August 10, 2007	3,000	7,950
August 15, 2007	500	1,325
August 20, 2007	6,100	57,577
August 21, 2007	500	5,385
September 11, 2007	500	1,325
September 13, 2007	100	265
September 14, 2007	1,000	10,770
September 27, 2007	13,000	27,430
October 3, 2007	10,000	21,100

	136,128	$424,459

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Under Armour, Inc. Stock Option Plan, as amended

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ WAYNE A. MARINO
Wayne A. Marino
Executive Vice President and Chief Financial Officer

Dated: November 7, 2007