Form 10-K
period 2007-12-31
Under Armour, Inc.
filed 2008-02-22
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-33202

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 29, 2007, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was approximately $1,316,284,210.

Class A Common Stock, $.0003 1/3 par value, 36,253,711 shares outstanding as of January 31, 2008 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

General

Our principal business activities are the development, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth. The brand’s moisture-wicking synthetic fabrications are designed to keep perspiration away from the skin, help regulate body temperature, enhance comfort and mobility and improve performance regardless of weather conditions. Our products are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional natural fiber products. Our products are sold worldwide and are worn by consumers with active lifestyles and athletes at all levels, from youth to professional, on playing fields around the globe.

Our products are offered globally in approximately 15,000 retail stores and can be purchased primarily across the United States, Canada, Japan and Western Europe through large national and regional chains of retailers, as well as smaller, independent and specialty retailers. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 15 countries outside of the United States.

Our revenues are generated primarily from wholesale distribution to retail stores. We also derive revenue from product licensing, the sale of our products direct to athletes and teams and direct to consumer sales through our own retail stores, website and toll-free call center. During 2007, our net revenues grew approximately 41% to $606.6 million from $430.7 million in 2006. Income from operations increased approximately 52% to $86.3 million in 2007 from $56.9 million in 2006. Our net income increased to $52.6 million in 2007 from $39.0 million in 2006.

We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, LOOSEGEAR® and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and other companies. All trademark and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products

Our product offerings consist of apparel, footwear and accessories. Our products are offered in a variety of styles and fits intended to reduce friction, enhance comfort and keep the body cool and dry. We market our products at multiple price levels and seek to provide all consumers with what we believe to be a superior alternative to cotton and other traditional products. Performance product lines are offered for men, women and youth and extend across the sporting goods, outdoor and active lifestyle markets. In 2007, sales of men’s, women’s, and youth apparel products and footwear products represented approximately 57%, 19%, 8% and 7% of net revenues, respectively. In addition, the sale of accessories and our license revenues represented approximately 5% and 4% of net revenues, respectively.

Apparel

Our apparel products are engineered to replace cotton and other traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our three primary apparel gearlines are marketed to tell a very simple story about our highly technical products. We market our products for consumers to choose HEATGEAR® when it is hot, COLDGEAR® when it is cold and ALLSEASONGEAR® between the extremes. Within each gearline our apparel comes in three fit types: compression (tight fitting), fitted (athletic cut) and loose (relaxed).

HEATGEAR® is designed to be worn in warm to hot temperatures under equipment or as a single layer. Our first compression T-shirt was the original HEATGEAR® product and remains our signature style. While a sweat-soaked cotton T-shirt can weigh two to three pounds, HEATGEAR® is engineered with a microfiber blend designed to wick moisture from the body which helps the body stay cool, dry and light. We offer HEATGEAR® in a variety of tops and bottoms in a broad array of colors and styles for wear in the gym or outside in warm weather.

Because athletes sweat in cold weather as well as in the heat, COLDGEAR® is designed to wick moisture from the body while circulating body heat from hotspots to help maintain core body temperature. Our COLDGEAR® apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest and our COLDGEAR® outerwear products protect the athlete (and the coach, fan and others) from the outside in. Our COLDGEAR® product offerings generally sell at higher prices than our other gearlines.

ALLSEASONGEAR® is designed to be worn in changing temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Footwear

We offer performance cleats primarily for use in football, baseball and softball. Our line of football cleats was first available for sale in retail stores in June 2006. We began shipping our line of baseball and softball cleats in the fourth quarter of 2006 for the spring 2007 season. Our footwear products are light, breathable and built to perform for the athlete. Our footwear is created with unique technologies including key traction elements and moisture management. Consistent with our performance apparel marketing and pricing strategy, we offer our cleated footwear at multiple price levels, thereby enabling us to reach a broader consumer base. New product offerings in 2008 will include non-cleated footwear, with the introduction of performance training footwear in May 2008.

Other Products

Our baseball batting, football, golf and running gloves are offered within our HEATGEAR® and COLDGEAR® lines and are designed with advanced fabrications to provide the same level of performance as our other products. Our gloves provide the athlete with moisture management, a secure fit, durability, protection and a tactified palm for better grip. Net revenues generated from the sale of baseball batting, football, golf and running gloves are included in our accessories product category.

Our bags, socks, headwear, eyewear and watches are designed to be used and worn before, during and after competition, and feature performance advantages and functionality similar to our other product offerings. We work with our licensees to develop these products. We currently have agreements with licensees, including JR286, which manufactures Under Armour hats, bags and wristbands; GoldToeMoretz, which manufactures performance socks; Eyeking LLC, which manufacturers Under Armour eyewear; and Geneva Watch Group, which manufacturers Under Armour watches. Under Armour product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. Net revenues generated from the sale of performance bags, socks, headwear, eyewear and watches are primarily included in our license revenues.

Marketing and Promotion

We currently focus on marketing and selling our products to consumers for use in athletics and outdoor activities. We maintain strict control over our brand image with an in-house marketing and promotions department that designs and produces all of our advertising campaigns. We seek to drive consumer demand for our products by building brand identity and awareness as a leading performance alternative to cotton and non-performance apparel, footwear and other products.

Sports Marketing

Our global marketing and promotion efforts begin with a strategy of selling our products to high-performing athletes and teams on the collegiate and professional levels. We implement this strategy through professional and collegiate sponsorships, individual athlete agreements and by selling our products directly to team equipment managers and to individual athletes. As a result, our uniforms, gloves, socks, footwear and other items of apparel are seen on the field, giving our products exposure to various consumer audiences, through television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes. We are the official outfitter of the Texas Tech University and University of South Carolina football teams, several teams at the University of Maryland and the Auburn University athletic program. We supply uniforms, sideline apparel and fan gear for these teams. Under Armour also signed an agreement in August 2006 to be an official supplier of footwear to the National Football League (“NFL”), a step we took to complete the circle of authenticity from the Friday night lights of high school to Saturday afternoon college game day to the marquee Sunday match-ups of the NFL. This agreement enables NFL players to wear Under Armour footwear on the field and enables Under Armour to reach fans at the highest level of competitive football.

We also have sponsorship agreements with individual athletes. While our roster of athletes has included established stars, like Vernon Davis, Alfonso Soriano and Heather Mitts, our strategy has been and continues to be to find the next generation of stars, like NFL player Bob Sanders, 2007 NFL Defensive Player of the Year, and Kimmie Meissner, a national women’s figure skating champion. In addition to individual athletes, we sell our products domestically to professional football teams and Division I men’s and women’s collegiate athletic teams, including many Division I college football programs.

Internationally, we are selling our products to European soccer and rugby teams. We are an official supplier of performance apparel to the Fulham Football Club of England and 1860 Munich of Germany’s Bundesliga, among others. In addition, we are an official supplier of performance apparel to Hockey Canada and have advertising rights throughout the Air Canada Center during the Toronto Maple Leafs’ home games. We have also been designated as the Official Sponsor of Athletic Performance Apparel of the Toronto Maple Leafs. We believe these relationships create significant on-field product and brand exposure that contributes to our on-field authenticity.

We seek to sponsor events to drive awareness and brand authenticity from a grassroots level. For example, we are a sponsor of the ESPY Awards Show each July and have used the national platform to launch our fall commercial campaigns. We also sponsor ESPN’s Bassmasters Classic to reach hunting and fishing enthusiasts. In keeping with our “next great athlete” strategy, we also sponsor events such as the College Football All Star Challenge, which is broadcast nationally within Super Bowl programming and features the country’s top players headed for the NFL. In addition, we are the title sponsor of The Under Armour (Baltimore) Marathon, we make a significant brand appearance at numerous other major races, and we are the title sponsor of The Under Armour Lacrosse Classic. We are the title sponsor of the Under Armour Senior Bowl, which is the annual competition between the top seniors in college football, and the Under Armour All-American Game, which is the annual competition between the top seniors in high school football. We partner with the Baseball Factory to outfit the nation’s top high school baseball athletes from head-to-toe and serve as the title sponsor for nationally-recognized tournaments and teams. We participate “on the mountain” at the ESPN Winter X Games where winter sport athletes, including skiers, snowboarders, and snowmobilers, gather for events.

Media and Promotion

We feature our men’s and women’s products in a variety of national publications such as ESPN the Magazine, Maxim, Shape, and People Magazine, and we also advertise regularly in several outdoor and sport-specific publications.

Our signature “Protect this House” and “Click-Clack” television campaigns feature several NFL players. These campaigns run in a variety of lengths and formats, and our “Protect this House” campaign is used in several NFL and collegiate stadiums during games as a crowd prompt. During 2007, we executed a major campaign called “BoomBoom-TAP,” which targeted the “team girl” demographic in an effort to establish Under Armour as the authentic athletic brand for female athletes who play team sports. Additionally, we have developed co-branded commercials with retail partner Dick’s Sporting Goods to promote Under Armour around the holiday season. Our ability to secure product placement in movies, television shows and video games has allowed us to reinforce our authenticity as well as establish our brand with broader audiences who may not have been previously exposed to our advertising and brand efforts.

At the end of 2007, we launched the “teaser” phase of an integrated brand campaign that represents our entry into the non-cleated footwear business by way of Under Armour performance training footwear. This campaign carries the tagline “The New Prototype,” which speaks to athletes who train to compete at a higher level than the competition. We aired a 60-second “The New Prototype” commercial during the Super Bowl XLII in February 2008 to launch the year-long brand campaign to market our footwear products and introduce our brand and other products to additional consumers.

Retail Development and Product Presentation

The primary component of our retail brand strategy is to increase and brand the floor space dedicated to our products. The design and funding of Under Armour concept shops within our major retail accounts is a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images. During 2007, we reshaped or added over 250,000 square feet of space dedicated to our products within our major retail accounts.

Across our many retailers, we also use in-store fixtures and displays that highlight our logo and have a performance-oriented, athletic look. We provide retailers with what we believe are exciting and unique brand-building fixtures, such as our “Big E” mannequin, a life size mold of Eric Ogbogu, a 6’4”, 275 pound former NFL defensive end, a current employee and a featured athlete in many of our brand campaigns. To target women consumers, we use a complementary mannequin, the UA WOMAN, modeled after the star of our early women’s brand campaign, Heather Mitts. These displays provide an easily identifiable place for consumers to look for our products and are intended to reinforce the message that our brand is distinct from our competitors.

We work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of a traditional large national or regional chain. The fixtures and displays enable us to achieve placement of our products throughout stores by providing retailers with outposts to use in various store sections.

Customers

Our products are offered in approximately 15,000 retail stores worldwide, of which over 11,000 retail stores are in North America. We also sell our products directly to consumers through our own retail stores, website and toll-free call center. We rely on our distribution facilities in Glen Burnie, Maryland for substantially all of our product distribution for North America. In addition, we distribute our products in Europe through a third-party logistics provider based out of Tilburg, The Netherlands.

Wholesale Distribution

In 2007, approximately 84% of our net revenues were derived from wholesale distribution. Our principal customers include national and regional retail chains such as, in alphabetical order, Academy, Ltd., Dick’s Sporting Goods, Hibbett Sporting Goods, Modell’s Sporting Goods, and The Sports Authority; hunting and fishing, mountain sports and outdoor retailers such as Bass Pro Shops and Cabela’s; and The Army and Air Force Exchange Service. In 2007, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of approximately 33% of our net revenues in 2007, and each of these customers individually accounted for at least 10% of our net revenues in 2007.

In 2007, 74% of our wholesale distribution was derived from large format national and regional retail chains. Additional wholesale distribution in 2007 was derived from independent and specialty retailers, institutional athletic departments, leagues and teams. The independent and specialty retailers are serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives and continue to represent an important part of our product distribution strategy and help build on the authenticity of our products. Our independent sales include sales to military specialists, fitness specialists, outdoor retailers and other specialty channels.

Direct to Consumer Sales

Approximately 11% of our net revenues in 2007 were generated through direct to consumer sales. Direct to consumer sales include sales through our global website and toll-free call center, and discounted sales through our own retail outlet stores. In addition, in November 2007, we opened our first branded, full-price retail store located in Annapolis, Maryland.

Product Licensing

In addition to generating revenues through wholesale distribution and direct to consumer sales, we generate revenues from licensing arrangements to manufacture and distribute Under Armour branded products. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our product licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly. We have formed product licensing relationships with several licensees for bags, socks, headwear, eyewear and watches, as well as the distribution of our products to college bookstores and golf pro shops. In addition, we have a relationship with one Japanese licensee that has the exclusive rights to distribute our products in Japan. In 2007, license revenues accounted for approximately 4% of our net revenues.

International Revenues

Our international revenues include net revenues generated in Western Europe, primarily in the United Kingdom, France and Germany. In addition, international revenues include net revenues generated through third-party distributors primarily in Australia, Benelux, Italy, New Zealand, Panama, Scandinavia and Spain, along with license revenues from our licensee in Japan. We believe that the trend toward performance products is global, and we intend to introduce our products and simple merchandising story to athletes throughout the world. We are introducing our performance apparel in international markets methodically, in a manner consistent with our past brand-building strategy including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers in these markets.

We entered the Japanese market in 1999 through a distribution arrangement with Dome Corporation. In 2002, we entered into a license agreement with Dome, and it now produces, markets and sells our branded products in Japan. We work closely with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including baseball and soccer teams, and to approximately 1,700 independent specialty stores and large sporting goods retailers, such as The Sports Authority, Alpen, Xebio and Sports Depot.

In 2005, we expanded our sales into Europe, beginning with the United Kingdom. We have sold our branded products to numerous players on European soccer teams; First Division Football clubs and multiple cricket clubs in the United Kingdom; soccer teams in Italy, Spain, Holland, Ireland and Germany as well as First Division

Rugby clubs in the United Kingdom, France, Italy and Ireland. In addition, in January 2006, we opened our European headquarters in Amsterdam, The Netherlands from which our European sales, marketing and logistics functions are conducted (see Note 16 to the Consolidated Financial Statements for consolidated net revenues for each of the last three years attributed to the United States and to other foreign countries).

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters of 2007, 2006 and 2005, respectively. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the high percentage of income from operations and net revenues in the second half of the year may have been in part due to our significant growth in net revenues.

Product Design and Development

Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team. This approach enables us to select and create superior, technically advanced fabrics, produced to our specifications, while focusing our product development efforts on design, fit, climate and product end use.

We seek to constantly upgrade and improve our gearlines and products with the latest in textile technology while broadening our product offerings. Our goal, to deliver superior performance in all Under Armour gearlines and products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to replace basic cotton products and create performance products that meet the changing needs of athletes. We design products with “visible technology,” utilizing color, texture and fabrication to enhance our customers’ perception and understanding of product use and benefits.

Our product development team has significant prior industry experience at leading fabric suppliers and branded athletic apparel and footwear companies throughout the world. This team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely together to identify the opportunity and market for our Armour Fleece and our UA Tech-T, a synthetic stretch shirt that is intended to look and feel like cotton, but that also includes our performance product attributes in a synthetic textile.

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric used to manufacture our products is sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2007, based on estimates derived from our understanding of the sourcing practices of our third-party manufacturers, approximately 70% – 75% of the fabric used in our products came from six suppliers. The largest of those suppliers, representing approximately 15% – 20% of the total, is located in Taiwan. The other five fabric suppliers have locations in Mexico, Taiwan and the United States. We continue to seek to add new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2007, seven manufacturers produced approximately 55% of our products. In 2007, our products were manufactured by 19 primary manufacturers, operating in 15 countries. During 2007, approximately 53% of our products were manufactured in Asia, 25% in Central and South America and 19% in Mexico. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. We strive to qualify multiple manufacturers, where appropriate, for particular product types and fabrications. We also actively seek out vendors that can perform multiple manufacturing stages, such as procuring fabric and providing finished products, helping us to reduce the cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long-term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long-term. We have an office in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for our apparel products and an office in Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for our footwear products.

We also manufacture a limited number of apparel products on-premises in our quick turn, Special Make-Up Shop located at our distribution facility in Glen Burnie, Maryland. This 17,000 square-foot shop is stocked with fabric in multiple colors to help us build and ship apparel products on tight deadlines for high-profile athletes, leagues and teams. While the apparel products manufactured in the quick turn, Special Make-Up Shop represent an immaterial portion of our total net revenues, we believe the facility helps us to provide superior service to select customers.

Distribution and Inventory Management

We package and distribute the majority of our products through two distribution facilities in Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters. The first facility is a high-bay facility built in 2000, in which we currently lease and occupy approximately 359,000 square feet. The lease term expires in September 2009, with three options to extend the lease term for up to six years in total. The second facility is a high-bay facility built in 2003, in which we lease and occupy approximately 200,000 square feet, with increasing requirements to lease up to a total of 308,000 square feet by May 2009. The lease term expires in April 2013, with one option to extend the lease term for an additional five years. This distribution facility became fully operational in the second quarter of 2007. We believe our distribution facilities, including the excess available space within those facilities, will be adequate to meet our short term needs. We expect to expand to additional facilities in the future.

In 2007, we successfully piloted a new warehouse management system. We expect it to be fully operational in the second quarter of 2008 for the distribution facilities described above.

We also distribute our products in Europe through a third-party logistics provider based out of Tilburg, The Netherlands. This agreement continues until June 2009.

Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency. We expect to achieve this by being in stock in core product offerings, which includes products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, we expect to achieve our inventory strategy by shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores.

Our practice, and the general practice in the apparel and footwear industries, is to offer retail customers the right to return defective or improperly shipped merchandise. Because of the relatively long lead-times for production and design of our products, from time to time we commence production of new products before we receive any orders for those products, which affects our inventory levels for new products.

Intellectual Property

We believe we own the material trademarks used in connection with the marketing, distribution and sale of all of our products, both domestically and internationally, where our products are currently either sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, the European Union, Japan, Taiwan, China, Australia, New Zealand, South Africa and Canada, among other places. We also own trademark registrations for HEATGEAR®, COLDGEAR®, ALLSEASONGEAR® , PROTECT THIS HOUSE®, THE ADVANTAGE IS UNDENIABLE ®, DUPLICITY®, MPZ® and I THINK YOU HEAR US COMING®. In addition, we have applied to register numerous other trademarks including: CLICK-CLACK™, BOOM-BOOM TAP™, ARMOUR™ and THE FUTURE IS OURS™. We also own domain names for our primary trademarks and hold copyrights for our Good-Bye Girl™ and Protect this House™ commercials. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers. As a result, our ability to obtain patent protection for our products is limited and we currently do not own any fabric or process patents. We focus our efforts on obtaining patent protection for what we believe to be strategic, new product applications in the marketplace. We have filed and will continue to file patent applications in connection with certain of our products that we believe offer a unique utility or function. In 2007, we were issued a utility patent for our DUPLICITY® Sports Bra and several design patents for our footwear. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate in a range of product categories.

Competition

The market for performance athletic apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. The fabrics and technology used in manufacturing our products are generally not unique to us, and we do not currently own any fabric or process patents. Many of our competitors are large apparel, footwear and sporting goods companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and adidas. We also compete with other manufacturers, including those specializing in outdoor apparel, and private label offerings of certain retailers, including some of our customers.

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

Employees

As of December 31, 2007, we had approximately fourteen hundred employees including approximately four hundred each in distribution and in our retail stores. Most of our employees are located in the United States and none of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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

The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	our ability to manage our growth effectively;

•	our ability to develop and introduce effectively new and updated products;

•	our ability to accurately forecast consumer demand for our products;

•	the availability, integration and effective operation of management information systems and other technology;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	reduced demand for sporting goods and apparel generally;

•	failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to attract and maintain the services of our senior management and key employees;

•	our ability to maintain effective internal controls; and

•	changes in general economic or market conditions.

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

We have expanded our operations rapidly since our inception and our net revenues have increased to $606.6 million in 2007 from $115.4 million in 2003. Continued rapid growth could place a significant strain on our management systems and resources. If our operations continue to grow, we could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems, other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. In addition, as we introduce more new products, such as footwear, and expand internationally, these operational strains and other difficulties could increase. These difficulties would likely result in the erosion of our brand image and a resulting decrease in net revenues and net income.

If we are unable to anticipate consumer preferences and successfully develop and introduce new and updated products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance or other sports products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. There can be no assurance that we will respond to changing preferences in a timely manner. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products, and there can be no assurance of our ability to do so. In addition, there can be no assurance that our strategy of continuing to expand the range of performance athletic products that we offer into new product categories will be well received by consumers or will not dilute our brand image and result in a shift of consumer preferences away from our product lines. The failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.

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

The market for performance athletic apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently own no fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition, such as Nike and adidas, which have significantly greater financial, distribution, marketing and other resources than we do. Because of the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including longer operating histories, larger sales forces, bigger advertising budgets, better brand recognition among consumers, greater economies of scale and long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

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

In addition, while a component of one of our key growth strategies is to increase floor space for our products in retail stores, retailers have limited resources and floor space and we must compete with others to develop relationships with them. Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach. We cannot assure you that such events will not occur.

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

In 2007, approximately 33% of our net revenues were generated from sales to our two largest customers in alphabetical order, Dick’s Sporting Goods and The Sports Authority. We currently do not enter into long-term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

Sales of performance athletic products may not continue to grow and this could adversely impact our ability to grow our business.

We believe that continued growth in industry-wide sales of performance athletic products will be largely dependent on consumers continuing to transition from traditional alternatives, such as basic cotton T-shirts, to performance athletic products. If consumers are not convinced that these athletic products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance athletic products are often more expensive than traditional alternatives, consumers who are convinced that these athletic products provide a better alternative may still not be convinced that they are worth the extra cost. If industry-wide sales of performance athletic products do not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely impacted.

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

We rely on our two distribution facilities in Glen Burnie, Maryland for the majority of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because the majority of our products are distributed from two nearby locations, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2007, seven manufacturers produced approximately 55% of our products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

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

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide fabrics and raw materials and to manufacture products that are consistent with our standards. We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our brand and our reputation in the marketplace.

Fluctuations in the cost of raw materials could negatively affect our operating results.

The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum-based products. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold, results of operations and financial condition.

Sponsorships and designations as an official supplier may become more expensive and this could impact the value of our brand image.

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We previously gained significant publicity and brand name recognition from the perceived sponsorships associated with professional and collegiate athletes and sports programs using our products. The use of our products by athletes and teams was frequently without our paying compensation or in exchange for our furnishing product at a reduced cost or without charge and without formal arrangements. We also have licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports teams and leagues at the collegiate and professional level as well as Olympic teams. However, as competition in the performance apparel industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have risen dramatically, including the costs associated with obtaining and retaining these sponsorships and agreements. There is no assurance that we will be able to retain existing or attract new athletes or sports programs to wear or endorse our products or retain official supplier agreements at a reasonable cost, or at all. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, we could lose the on-field authenticity associated with our products and may be required to modify and substantially increase the cost of our marketing plan. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

We face ongoing costs and risks associated with complying with extensive corporate governance and disclosure standards.

We have spent and continue to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“SOX”), SEC regulations and stock exchange rules. Section 404 of SOX requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these controls by our management and by our independent registered public accounting firm. In early 2007, we completed our first Section 404 report for fiscal year 2006. We expect to continue to enhance our internal controls as our business grows. However, there is no guarantee that these efforts will result in management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is adequate in future periods. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as required by Section 404 of SOX, investor perceptions of us may be adversely affected. In addition, our overhead may increase and our net income may decline as a percentage of net revenues as a result of the additional costs associated with complying with the complex legal regime associated with being a public reporting company.

Our operating results are subject to seasonal and quarterly variations in our net revenues and net income, which could adversely affect the price of our Class A Common Stock.

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced

COLDGEAR® line. The majority of our net revenues were generated during the last two quarters of 2007 and 2006, respectively.

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

The value of our brand and sales of our products could be diminished if we are associated with negative publicity.

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

In 2007, our apparel and footwear products were manufactured by 19 primary manufacturers, operating in 15 countries, seven of which manufactured approximately 55% of our products. These manufacturers are primarily located in China, Dominican Republic, Honduras and Mexico. In 2007, approximately 53% of our products were manufactured in Asia, with 25% manufactured in Central and South America and 19% manufactured in Mexico. In addition, approximately 7% of our 2007 net revenues were generated through international sales and licensing fees. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

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

We have, from time to time, financed our liquidity needs in part from borrowings made under our senior secured credit facility. The senior secured credit facility is a revolving facility of up to $100.0 million (based on the value of our eligible domestic accounts receivable and inventory).

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

The facility also provides the lenders with the ability to reduce the valuation of our inventory and receivables in certain circumstances and thereby reduce our ability to borrow under the facility even if we are in compliance with all of the conditions of the facility. In addition, we are required to comply with certain financial covenants in the event we fail to maintain a minimum borrowing availability. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our senior secured credit facility could result in a default under the facility. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because our senior secured credit facility bears interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow.

Our Chief Executive Officer controls the majority of the voting power of our common stock.

Our Class A Common Stock has one vote per share and our Class B Convertible Common Stock has 10 votes per share. Our Chief Executive Officer, Kevin A. Plank, beneficially owns all 12.5 million shares outstanding of Class B Convertible Common Stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. This concentration of ownership may have various effects including, but not limited to, delaying or preventing a change of control.

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

We also may be unable to retain existing management, technical, sales and customer support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

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

Risks Related to Proprietary Rights

Our fabrics and manufacturing technology are not patented and can be imitated by our competitors.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain patent protection for our products is limited and we currently own no fabric or process patents. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Because many of our competitors, such as Nike and adidas, have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. We believe that our current location and the additional planned approximate 140.0 thousand square feet of office space adjacent to our current location will be sufficient for the operation of our business over the next twelve months. We opened our primary distribution facility in Glen Burnie, Maryland in June 2004, and opened an additional distribution facility in Glen Burnie, Maryland during the second quarter of 2007. We believe our distribution facilities, including the excess available space within those facilities, will be adequate to meet our short term needs. We expect to expand to additional facilities in the future.

The location, general use, approximate size and lease term of our properties as of December 31, 2007, none of which is owned by us, are set forth below:

Location	Use	Approximate Gross Square Feet	Lease End Date
Baltimore, MD	Corporate headquarters	119,215	(1)
Amsterdam, The Netherlands	European headquarters	1,000	January 2011
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 4,500 square foot retail outlet store	559,000	(2)
Denver, CO	Sales office	6,000	August 2009
Ontario, Canada	Sales office	10,000	October 2011
Guangzhou, China	Quality assurance & sourcing for footwear	1,400	December 2008
Hong Kong	Quality assurance & sourcing for apparel	4,500	March 2010
Various	Retail store space	64,200	(3)

(1)	Includes various lease obligations with options to renew beginning May 2010 through April 2012.

(2)	Includes a 359,000 square foot facility with an option to renew in September 2009 and a 200,000 square foot facility with an option to renew in April 2013 in which we are obligated to increase our leased space up to a total of 308,000 square feet by May 2009.

(3)	Includes eighteen retail stores located in the United States with lease end dates of December 2009 through June 2018. We also have an additional retail outlet store which is included in the Glen Burnie, Maryland location in the table above. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Kevin A. Plank	35	President, Chief Executive Officer and Chairman of the Board of Directors
Wayne A. Marino	47	Executive Vice President and Chief Financial Officer
Stephen J. Battista	34	Vice President of Brand
James E. Calo	45	Chief Supply Chain Officer
Kip J. Fulks	35	Senior Vice President of Outdoor
Kevin M. Haley	39	Senior Vice President of Sports Marketing
Suzanne J. Karkus	50	Senior Vice President of Apparel
Peter Mahrer	48	President and Managing Director, Under Armour Europe B.V.
Matthew C. Mirchin	48	Vice President of North American Sales
Raphael J. Peck	38	Vice President of Footwear and Licensing
J. Scott Plank	42	Senior Vice President of Retail
Melissa A. Wallace	49	Vice President of Human Resources

Kevin A. Plank has been our President, Chief Executive Officer and Chairman of the Board of Directors since our inception. Mr. Plank also is a member of the Board of Trustees of the University of Maryland College Park Foundation. Mr. Plank’s brother is J. Scott Plank, our Senior Vice President of Retail.

Wayne A. Marino has been Executive Vice President and Chief Financial Officer since March 2006. Prior to that, Mr. Marino served as Senior Vice President and Chief Financial Officer from February 2005 to February 2006 and Vice President and Chief Financial Officer from January 2004 to January 2005. Prior to joining our Company, Mr. Marino served as Chief Financial Officer of Nautica Enterprises, Inc. from 2000 to 2003. From 1998 to 2000, Mr. Marino served as Chief Financial Officer for Hartstrings Inc. Prior thereto, Mr. Marino served in a variety of capacities, including Divisional Chief Financial Officer, for Polo Ralph Lauren Corporation.

Stephen J. Battista has been Vice President of Brand since January 2005. Prior to that, Mr. Battista served as our Director of Marketing from 2002 to 2004 and Director of Corporate Communications from 2000 to 2002.

James E. Calo has been the Chief Supply Chain Officer since October 2006. Prior to joining our Company, Mr. Calo served as Senior Vice President of Operations for VF Sportswear, Inc. (formerly Nautica Enterprises, Inc.) from October 2000 to September 2006 and Vice President of Operations for Polo Ralph Lauren Corporation from May 1994 to October 2000 and Divisional CFO and Director of Operations for Polo Clothing Company from November 1991 to May 1994.

Kip J. Fulks has been Senior Vice President of Outdoor since October 2007. Prior to that, Mr. Fulks served as the Senior Vice President of Sourcing, Quality Assurance and Product Development from March 2006 to September 2007 and Vice President of Sourcing and Quality Assurance from 1997 to February 2006.

Kevin M. Haley has been Senior Vice President of Sports Marketing since October 2007. Prior to that, Mr. Haley served as Vice President—House Counsel from September 2005 to September 2007. Prior to joining our Company, Mr. Haley served in various capacities in the Securities and Exchange Commission from 2000 to 2005, most recently as a Branch Chief in the Financial Fraud Task Force. From 1996 to 2000, Mr. Haley represented corporate clients as an attorney in private practice.

Suzanne J. Karkus has been Senior Vice President of Apparel since January 2008. Prior to joining our Company, she served as President of Izod Womenswear from 2003 to 2007, President of the Women’s Division of Calvin Klein Jeanswear from September 1998 to January 2003, Vice President of the Women’s Division of Calvin Klein Jeanswear from June 1997 to September 1998 and Senior Director of Calvin Klein Jeanswear from November 1994 to June 1997.

Peter Mahrer has been President and Managing Director of Under Armour Europe, B.V., since July 2007. Prior to joining our Company, Mr. Mahrer served as Head of International Sales and General Manager, Central Europe for Puma AG from February 2001 to June 2007. A member of Puma’s Group Executive Committee, he was responsible for the Company’s global sales strategy. Prior to his tenure at Puma, Mr. Mahrer held executive positions at adidas AG from 1994 to 2000, including head of the Global Football unit from 1994 to 1999 where he was responsible for development and implementation of all product categories and sports marketing. In addition, Mr. Mahrer previously held a senior position at Intersport International Corp.

Matthew C. Mirchin has been Vice President of North American Sales since March 2006. Prior to that, Mr. Mirchin served as Vice President of U.S. Sales from May 2005 to February 2006. Prior to joining our Company, Mr. Mirchin served as President of Retail and Bookstores from 2004 to 2005 and President of Team Sports from 2001 to 2004 for Russell Athletic. Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001.

Raphael J. Peck has been the Vice President of Footwear and Licensing since January 2008. Prior to that, Mr. Peck served as Vice President of Product Creation and Merchandising from October 2003 to

December 2007 and Director of Global Apparel and Licensing from May 2002 to September 2003. Prior to joining our Company, Mr. Peck served as the Global Product Line Manager from 2000 to 2002 and SMU Product Line Manager from 1999 to 2000 of adidas AG.

J. Scott Plank has been Senior Vice President of Retail of Under Armour since March 2006. Prior to that, Mr. Plank served as Chief Administrative Officer from January 2004 to February 2006 and Vice President of Finance from 2000 to December 2003 with operational and strategic responsibilities. Mr. Plank was a director of the Company from 2001 until July 2005. Mr. Plank is the brother of Kevin A. Plank, our President, Chief Executive Officer, and Chairman of the Board of Directors.

Melissa A. Wallace has been Vice President of Human Resources since January 2007. Prior to joining our Company, Ms. Wallace served as Vice President of Human Resources for Party City Corporation from March 2002 to December 2006, Senior Vice President of Human Resources for Ann Taylor Stores Corporation from July 2001 to February 2002 and Vice President of Human Resources for Liz Claiborne Inc. from September 1996 to July 2001. Prior thereto, she served as Director of Human Resources for Liz Claiborne Inc., United Retail Group Inc. and Mandee and Annie Sez Stores.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock was traded on the NASDAQ National Market under the symbol “UARM” from November 18, 2005 until December 18, 2006. Since December 18, 2006, Under Armour’s Class A Common Stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2008, there were 621 record holders of our Class A Common Stock and 3 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer, Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NASDAQ National Market and NYSE during 2007 and 2006.

	High	Low

2007
First Quarter (January 1 – March 31)	$52.30	$43.34
Second Quarter (April 1 – June 30)	$53.23	$41.37
Third Quarter (July 1 – September 30)	$73.40	$45.66
Fourth Quarter (October 1 – December 31)	$63.90	$41.51

2006
First Quarter (January 1 – March 31)	$41.90	$25.85
Second Quarter (April 1 – June 30)	$43.50	$30.75
Third Quarter (July 1 – September 30)	$43.50	$32.20
Fourth Quarter (October 1 – December 31)	$54.00	$39.33

Dividends

No cash dividends were declared or paid during 2007 or 2006 on any class of our common stock. We currently anticipate that we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit facility limits our ability to pay dividends to our stockholders. See “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis for further discussion of our revolving credit facility.

Stock Compensation Plans

The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,125,711	$8.23	2,824,897
Equity Compensation plans not approved by security holders	480,000	$36.99	—

The number of securities remaining available for future issuance includes 1,863,929 shares of our Class A Common Stock under our 2005 Omnibus Long-Term Incentive Plan (2005 Stock Plan) and 960,968 shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock, restricted stock units and other equity awards (see Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each such plan).

The number of securities issued under equity compensation plans not approved by security holders includes 480,000 fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights (see Note 12 to the Consolidated Financial Statements for a further discussion on the warrants).

Recent Sales of Unregistered Equity Securities

From October 24, 2007 through January 25, 2008, we issued 66,625 shares of Class A Common Stock upon the exercise of previously granted stock options to employees under our 2000 Stock Plan at a weighted average exercise price of $3.12 per share, for an aggregate amount of consideration of $0.2 million. The following issuances of Class A Common Stock were made on the dates indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
October 24, 2007	2,500	$417
November 1, 2007	250	662
November 2, 2007	750	1,988
November 6, 2007	1,200	3,180
November 7, 2007	300	795
November 12, 2007	5,000	833
November 13, 2007	5,000	833
November 16, 2007	650	1,723
November 30, 2007	3,000	7,950
December 11, 2007	30,000	63,300
January 18, 2008	10,000	107,700
January 22, 2008	1,000	2,650
January 24, 2008	1,975	5,234
January 25, 2008	5,000	10,550

	66,625	$207,815

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Stock Performance Graph

The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock from November 18, 2005 (the date of Under Armour’s initial public offering) through December 31, 2007 to the cumulative total return of the NASDAQ Market Index, NYSE Market Index and the Hemscott Group Textile-Apparel Clothing Index for the same period. As the Company began listing its Class A Common Stock on the NYSE beginning on December 18, 2006, the Company has changed its comparative market index to the NYSE Market Index. Both market indices have been included below pursuant to Securities and Exchange Commission rules. The graph assumes an initial investment of $100 in Under Armour and each index as of November 18, 2005 and reinvestment of any dividends. The graph assumes the initial value of Under Armour’s Class A Common Stock on November 18, 2005 of $25.30, which was the closing price on its first day of trading. If the initial value in Under Armour Class A Common Stock was the initial public offering price of $13.00, the cumulative total return of the initial investment of $100 on November 18, 2005 would be $294.69, $388.08 and $335.92 as of December 31, 2005, 2006 and 2007, respectively. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	11/18/2005	12/31/2005	12/31/2006	12/31/2007
Under Armour, Inc.	$100.00	$151.42	$199.41	$172.61
NYSE Market Index	$100.00	$100.66	$117.93	$124.24
NASDAQ Market Index	$100.00	$98.78	$108.92	$119.74
Hemscott Group Textile—Apparel Clothing Index	$100.00	$103.00	$131.72	$111.27

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Statements of Income data:
Net revenues	$606,561	$430,689	$281,053	$205,181	$115,419
Cost of goods sold	301,517	215,089	145,203	109,748	64,757

Gross profit	305,044	215,600	135,850	95,433	50,662
Operating expenses
Selling, general and administrative expenses	218,779	158,682	100,040	70,280	40,709

Income from operations	86,265	56,918	35,810	25,153	9,953
Other income (expense), net	2,778	2,169	(2,836)	(1,057)	(2,214)

Income before income taxes	89,043	59,087	32,974	24,096	7,739
Provision for income taxes	36,485	20,108	13,255	7,774	1,991

Net income	52,558	38,979	19,719	16,322	5,748
Accretion of and cumulative preferred dividends on Series A preferred stock	—	—	5,307	1,994	475

Net income available to common stockholders	$52,558	$38,979	$14,412	$14,328	$5,273

Net income available per common share:
Basic	$1.09	$0.83	$0.39	$0.41	$0.16
Diluted	$1.05	$0.79	$0.36	$0.39	$0.15

Weighted average common shares outstanding:
Basic	48,021	46,983	37,199	35,124	32,106
Diluted	49,959	49,587	39,686	36,774	34,146

Dividends declared	$—	$—	$—	$5,000	$3,640

	At December 31,
(In thousands)	2007	2006	2005	2004	2003
Balance Sheet data:
Cash & cash equivalents	$40,588	$70,655	$62,977	$1,085	$667
Working capital(1)	226,546	173,389	134,118	16,690	13,822
Inventories	166,082	81,031	53,607	48,055	21,849
Total assets	390,613	289,368	203,687	110,977	54,725
Total debt and capital lease obligations, including current maturities	14,332	6,257	8,391	45,133	22,018
Mandatorily Redeemable Series A Preferred Stock	—	—	—	6,692	4,698
Total stockholders’ equity	$280,485	$214,388	$150,830	$21,237	$11,865

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories for men, women and youth. Since our incorporation in 1996, we have grown and reinforced our brand name and image through sales to athletes and teams at all levels, from youth to professional, as well as through sales to consumers with active lifestyles around the globe. We believe that Under Armour is a widely recognized athletic brand known as a performance alternative to traditional natural fiber products.

Our net revenues have grown to $606.6 million in 2007 from $115.4 million in 2003. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth apparel products, footwear and accessories.

We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings in new and existing retail stores, offering new products and building our brand internationally. In recent years, we expanded our product offerings to include cleated footwear and additional men’s and women’s performance products as well as additional products for off-field outdoor sports, including hunting, fishing, running, mountain sports, skiing and golf. New product offerings in 2008 will include non-cleated footwear, with the introduction of performance training footwear in May 2008. As we have expanded into new product lines, sales of our existing product lines have continued to grow.

To date, a large majority of our products have been sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. As early as 1999, the Under Armour brand has been sold in the Japanese market place through a third-party. Our products are also offered in the United Kingdom, France and Germany. Overall, our products are offered in approximately 15,000 retail stores worldwide. In addition, we have signed strategic distribution agreements to sell our products in Australia, Benelux, Italy, New Zealand, Panama, Scandinavia and Spain. We plan to increase net revenues internationally by adding product offerings through our Japanese licensee and by expanding our European distribution. In order to support this initiative, during 2006 we opened a European Headquarters in Amsterdam, The Netherlands that houses our European sales, marketing and logistics functions.

Our license revenues have grown to $24.0 million in 2007 from $1.7 million in 2003. We have entered into licensing agreements with established, high-quality manufacturers to produce and distribute Under Armour branded products to further reinforce our brand identity and increase our net revenues and gross profit. In exchange for the use of our trademarks, our licensees pay us license revenues based on their net sales of core products of socks, hats, bags, watches, eyewear, and other accessories. We seek to continue to grow our license revenues by working with our existing licensees to offer additional products and increase their distribution, and by selectively entering into new licensing agreements.

We believe there is an increasing recognition of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a continuing shift in consumer demand from basic cotton products to performance products such as those we offer, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets globally, thereby increasing our opportunities to introduce our performance products to new consumers.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to manage our rapid growth effectively. In addition, we may not consistently be able to anticipate consumer preferences and develop new products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive. Our profitability may decline if we experience increasing pressure on margins, if we lose one or more of our key customers or if our competitors establish the brand loyalty of our current or potential consumers. While we seek to diversify to minimize the risk of interruptions in the supply of raw materials for our products and have what we believe is a diverse manufacturing base globally, we may still be susceptible to general economic changes such as increases in the costs of raw materials, including petroleum, which is a significant component of many of our products, or other disruptions in the economy or in international trade. For a more complete discussion of the risks facing our business, see “Risk Factors.”

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, footwear and accessories.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, and write downs for inventory obsolescence. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues. We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $13.7 million, $10.5 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. For the full year 2007, our marketing investments were 11.7% of net revenues, within our historical range of 10% to 12% of net revenues. For the full year 2008, we expect to increase our investments in marketing to the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of related payroll, commissions paid to third parties and the selling costs relating to our direct to consumer sales, which includes our website, catalog and retail stores. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, company-wide administrative expenses, and related payroll.

Other income (expense), net consists primarily of interest income, interest expense, both unrealized and realized gains and losses on our derivative financial instruments, and both unrealized and realized gains and losses on adjustments that arise from foreign currency exchange rate changes on transactions.

For 2007, our effective tax rate was 41.0%. In 2006, we earned and recognized a state income tax credit which reduced our effective tax rate to 34.0%. We expect our 2008 effective tax rate to approximate 41.6%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Net revenues	$606,561	$430,689	$281,053
Cost of goods sold	301,517	215,089	145,203

Gross profit	305,044	215,600	135,850
Selling, general and administrative expenses	218,779	158,682	100,040

Income from operations	86,265	56,918	35,810
Other income (expense), net	2,778	2,169	(2,836)

Income before income taxes	89,043	59,087	32,974
Provision for income taxes	36,485	20,108	13,255

Net income	$52,558	$38,979	$19,719

	Year Ended December 31,
(As a percentage of net revenues)	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	49.7%	49.9%	51.7%

Gross profit	50.3%	50.1%	48.3%
Selling, general and administrative expenses	36.1%	36.9%	35.6%

Income from operations	14.2%	13.2%	12.7%
Other income (expense), net	0.5%	0.5%	-1.0%

Income before income taxes	14.7%	13.7%	11.7%
Provision for income taxes	6.0%	4.6%	4.7%

Net income	8.7%	9.1%	7.0%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenues increased $175.9 million, or 40.8%, to $606.6 million for the year ended December 31, 2007 from $430.7 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Year Ended December 31,
(In thousands)	2007	2006	$ Change	% Change
Men’s	$348,150	$255,681	$92,469	36.2%
Women’s	115,867	85,695	30,172	35.2%
Youth	48,596	31,845	16,751	52.6%

Apparel	512,613	373,221	139,392	37.3%
Footwear	40,878	26,874	14,004	52.1%
Accessories	29,054	14,897	14,157	95.0%

Total net sales	582,545	414,992	167,553	40.4%
License revenues	24,016	15,697	8,319	53.0%

Total net revenues	$606,561	$430,689	$175,872	40.8%

Net sales increased $167.5 million, or 40.4%, to $582.5 million for the year ended December 31, 2007 from $415.0 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel products, such as compression, training and golf products, primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing apparel products remained relatively unchanged;

•	increased average selling prices driven primarily by substantial growth in direct to consumer sales;

•	$14.0 million increase in footwear product sales, primarily football and baseball cleats, which were introduced in the second and fourth quarter of 2006, respectively; and

•	new products introduced during 2007 within all product categories, most significantly in our golf, training and mountain categories.

License revenues increased $8.3 million, or 53.0%, to $24.0 million for the year ended December 31, 2007 from $15.7 million during the same period in 2006. License revenues increased due to additional sales by our licensees as a result of their increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which includes distribution of products to college bookstores and golf pro shops, along with performance eyewear.

Gross profit increased $89.4 million to $305.0 million for the year ended December 31, 2007 from $215.6 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, increased approximately 20 basis points to 50.3% for the year ended December 31, 2007 from 50.1% during the same period in 2006. This increase in gross margin percentage was primarily driven by the following:

•

lower customer incentives as a percentage of net revenues, primarily driven by changes to certain customer agreements which decreased discounts while increasing certain customer marketing expenditures recorded in selling, general and administrative expenses, accounting for an approximate 80 basis point increase;

•	increased direct to consumer higher margin sales, along with increased license revenues, accounting for an approximate 60 basis point increase, partially offset by;

•	increased reserves, primarily for sales returns and allowances, accounting for an approximate 50 basis point decrease; and

•	higher product and inbound logistics costs, accounting for an approximate 50 basis point decrease.

Selling, general and administrative expenses increased $60.1 million to $218.8 million for the year ended December 31, 2007 from $158.7 million in 2006. As a percentage of net revenues, selling, general and administrative expenses decreased to 36.1% for the year ended December 31, 2007 from 36.9% in 2006. These changes were primarily attributable to the following:

•

Marketing costs increased $22.9 million to $71.2 million for the year ended December 31, 2007 from $48.3 million in 2006 primarily due to sponsorship of new teams and athletes on the collegiate and professional levels, continued investment in our international growth initiatives, increased marketing costs for specific customers and footwear promotional rights for the National Football League (“NFL”). As a percentage of net revenues, marketing costs increased to 11.7% for the year ended December 31, 2007 from 11.2% in 2006 primarily due to continued investment in our international growth initiatives.

•

Selling costs increased $10.1 million to $43.0 million for the year ended December 31, 2007 from $32.9 million in 2006. This increase was primarily due to costs incurred for the continued development of our retail stores and website. As a percentage of net revenues, selling costs decreased to 7.1% for the year ended December 31, 2007 from 7.6% in 2006 as we were able to achieve leverage from our sales force through our growth in net revenues, which was partially offset by costs incurred for the continued development of our retail stores and website.

•

Product innovation and supply chain costs increased $13.8 million to $49.6 million for the year ended December 31, 2007 from $35.8 million in 2006. This increase was primarily due to higher distribution facilities personnel and operating costs incurred to support our growth in net revenues and higher personnel costs for the sourcing and design of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs decreased to 8.2% for the year ended December 31, 2007 from 8.3% in 2006 primarily due to lower distribution facilities personnel and operating costs as a percentage of net revenues, partially offset by higher personnel costs for the sourcing and production planning of our expanding footwear and apparel lines.

•

Corporate services increased $13.3 million to $55.0 million for the year ended December 31, 2007 from $41.7 million in 2006. This increase was attributable primarily to additional corporate facility personnel and operating costs to support our growth, increased corporate costs relating to the continued development of our European, retail stores and website initiatives, as well as higher stock-based compensation and bonus expense during 2007 as compared to 2006. These increases were partially offset by lower Sarbanes Oxley Act of 2002 Section 404 (“SOX”) compliance costs. As a percentage of net revenues, corporate services costs decreased to 9.1% for the year ended December 31, 2007 from 9.7% in 2006 due to lower SOX compliance costs, consulting expenses relating to our Enterprise Resource Planning (“ERP”) system and legal expenses. These decreases were partially offset by increased corporate costs relating to the continued development of our European, retail stores and website initiatives as a percentage of net revenues.

Income from operations increased $29.4 million, or 51.6%, to $86.3 million for the year ended December 31, 2007 from $56.9 million for the same period in 2006. Income from operations as a percentage of net revenues increased to 14.2% for the year ended December 31, 2007 from 13.2% for the same period in 2006. This increase was a result of a decrease in selling, general and administrative expenses and an increase to gross profit as a percentage of net revenues as discussed above.

Other income, net increased $0.6 million to $2.8 million for the year ended December 31, 2007 from $2.2 million for the same period in 2006. This increase was primarily due to gains on foreign currency exchange rate changes on transactions, partially offset by losses on derivative financial instruments and lower interest income earned on short-term investments and cash and cash equivalents.

Provision for income taxes increased $16.4 million to $36.5 million for the year ended December 31, 2007 from $20.1 million for the same period in 2006. For the year ended December 31, 2007, our effective tax rate was 41.0% compared to 34.0% for the same period in 2006. Our annual 2007 effective tax rate is higher than our 2006 annual effective tax rate primarily due to the impact of 2006 state tax credits.

Net income increased $13.6 million to $52.6 million for the year ended December 31, 2007 from $39.0 million for the same period in 2006, as a result of the factors described above.

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

License revenues increased $5.9 million, or 60.8%, to $15.7 million for the year ended December 31, 2006 from $9.8 million during the same period in 2005. This increase in license revenues was a result of increased sales by our licensees due to increased distribution, continued unit volume growth, new product offerings and new licensing agreements, which included distribution of products to college bookstores and golf pro shops.

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

•	increased direct to consumer higher margin sales, accounting for an approximate 50 basis point increase; partially offset by

•	increased sales returns and allowances, accounting for an approximate 70 basis point decrease; and

•	lower gross margin attributable to the introduction of our footwear products which had lower profit margins than our apparel products, accounting for an approximate 120 basis point decrease.

Selling, general and administrative expenses increased $58.7 million, or 58.6%, to $158.7 million in 2006 from $100.0 million in 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 36.9% in 2006 from 35.6% in 2005. These changes were primarily attributable to the following:

•

Marketing costs increased $17.8 million to $48.3 million in 2006 from $30.5 million in 2005 primarily due to the footwear promotional rights for the NFL and sponsorship of new teams on the collegiate level, increased in-store marketing signage and fixtures, film and print advertising campaigns, increased costs to support the development of our website and catalog initiatives, and marketing payroll. As a percentage of net revenues, marketing costs increased to 11.2% in 2006 from 10.8% in 2005 due primarily to the items described above.

•

Selling costs increased $14.5 million to $32.9 million in 2006 from $18.4 million in 2005. This increase was primarily due to the continued investment in our international growth initiatives, including the establishment of our European distribution, the continued development of our retail outlet stores, increased headcount in our sales force, and additional trade show and sales meeting expenditures. As a percentage of net revenues, selling costs increased to 7.6% in 2006 from 6.6% in 2005 primarily due to our international growth initiatives and the continued development of our retail outlet stores.

•

Product innovation and supply chain costs increased $10.3 million to $35.8 million in 2006 from $25.5 million in 2005. The increase was primarily due to higher personnel costs for the design and sourcing of our expanding footwear and apparel lines and higher distribution facilities personnel and operating costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs decreased to 8.3% in 2006 from 9.1% in 2005 primarily due to lower distribution facility personnel and operating costs as a percentage of net revenues.

•

Corporate services increased $16.0 million to $41.7 million in 2006 from $25.7 million in 2005. This increase was primarily attributable to increased corporate costs relating to the continued development of our retail stores and website, additional corporate facility personnel and operating costs to support our growth, post-implementation consulting costs and depreciation expense related to our new ERP system, as well as increased audit fees, insurance and SOX compliance costs. These increases were partially offset by lower bonus expense in 2006. As a percentage of net revenues, corporate services increased to 9.7% in 2006 from 9.1% in 2005 due to the items noted above.

Income from operations increased $21.1 million, or 58.9%, to $56.9 million in 2006 from $35.8 million in 2005. Income from operations as a percentage of net revenues increased to 13.2% in 2006 from 12.7% in 2005. This increase was a result of an increase in gross margin partially offset by an increase in selling, general and administrative expenses as a percentage of net revenues.

Other income (expense), net increased $5.0 million to $2.2 million in other income, net in 2006 from $2.8 million in other expense, net in 2005. This increase was primarily due to the decrease in interest expense due to the repayment of our credit facility in November 2005, along with interest income earned on a portion of the proceeds from our initial public offering.

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

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters of 2007, 2006 and 2005. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the high percentage of income from operations and net revenues in the second half of the year may have been in part due to our significant growth in net revenues.

The following table sets forth certain unaudited financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended (unaudited)
(In thousands)	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
Net revenues	$124,329	$120,531	$186,863	$174,838	$87,696	$79,965	$127,745	$135,283
Gross profit	60,581	59,099	94,517	90,847	44,312	38,207	64,675	68,406
Marketing SG&A expenses	13,830	16,283	21,502	19,605	7,507	10,561	13,175	17,076
Other SG&A expenses	30,714	34,651	39,206	42,988	22,625	24,636	29,517	33,585
Income from operations	16,037	8,165	33,809	28,254	14,180	3,010	21,983	17,745

(As a percentage of annual totals)
Net revenues	20.5%	19.9%	30.8%	28.8%	20.4%	18.6%	29.6%	31.4%
Gross profit	19.9%	19.3%	31.0%	29.8%	20.6%	17.7%	30.0%	31.7%
Marketing SG&A expenses	19.4%	22.9%	30.2%	27.5%	15.5%	21.9%	27.3%	35.3%
Other SG&A expenses	20.8%	23.5%	26.6%	29.1%	20.5%	22.3%	26.8%	30.4%
Income from operations	18.6%	9.5%	39.1%	32.8%	24.9%	5.3%	38.6%	31.2%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. Prior to 2006, cash requirements for capital investments needed to grow our business were primarily funded through subordinated debt and capital lease obligations. During 2007, we funded a portion of our working capital (primarily inventory) and capital investments from cash and cash equivalents on hand and borrowings available under our revolving credit and subordinated debt facility. Our capital investments have included expanding our in-store fixture program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail stores, the investment in a company-wide ERP system and our new warehouse management system implementation.

Cash and cash equivalents decreased to $40.6 million at December 31, 2007 compared to $70.7 million at December 31, 2006 and our working capital increased to $226.5 million at December 31, 2007 compared to $173.4 million at December 31, 2006. This increase in our working capital is primarily the result of increased levels of inventory and accounts receivable due to the 40.8% growth in net revenues. Our inventory levels also increased due to our planned inventory strategy to meet the anticipated consumer demand for our products which included being in stock in core product offerings, which are products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, our inventory strategy included shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores. In 2008, we plan to continue to focus on meeting consumer demand while improving our inventory efficiency.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and subordinated debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As our business continues to grow, we may consider additional funding sources to meet our liquidity and capital needs.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the years presented:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Net cash (used in) provided by:
Operating activities	$(14,628)	$10,701	$15,795
Investing activities	(34,084)	(15,115)	(10,833)
Financing activities	18,148	12,579	56,989
Effect of exchange rate changes on cash and cash equivalents	497	(487)	(59)

Net (decrease) increase in cash and cash equivalents	$(30,067)	$7,678	$61,892

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

Cash used in operating activities was $14.6 million for the year ended December 31, 2007 compared to cash provided by operating activities of $10.7 million during the same period in 2006. The $25.3 million additional net use of cash in operating activities was due to increased cash outflows from operating assets and liabilities of $45.6 million, partially offset by increased non-cash items of $6.7 million and an increase in net income of $13.6 million year-over-year. The increase in cash outflows related to changes in operating assets and liabilities period-over-period was primarily due to the following:

•

a larger increase in inventory levels of $57.5 million, primarily due to our planned strategy for additional core inventory needed to support the anticipated consumer demand for our products, higher average cost per unit due to product mix and increased in-transit inventory as a result of increased sourcing from Asia;

•	increased accounts receivable driven by a 29.0% increase in net sales for the three months ended December 31, 2007 compared to the same period of the prior year; partially offset by

•	lower income taxes receivable in 2007 compared to 2006.

Non-cash items primarily increased in 2007 as a result of higher depreciation and amortization expense relating to the expansion of our distribution and corporate facilities and our footwear promotional rights, higher stock-based compensation expense and increased deferred income tax assets. The increase in non-cash items was partially offset by increased unrealized foreign currency exchanges rate gains on transactions.

Cash provided by operating activities decreased $5.1 million to $10.7 million in 2006 compared to $15.8 million in 2005. This decrease was due to higher cash outflows from operating assets and liabilities of $22.9 million and an increase in non-cash items of $1.4 million, offset by an increase in net income of $19.3 million period-over-period. The increase in cash outflows from operating assets and liabilities period-over period was primarily due to an increase in inventory levels of $20.8 million to support our 53.2% sales growth and a $3.5 million increase in income taxes receivable due to higher federal and state income tax payments made during 2006 compared to tax payments made during 2005.

Non-cash items decreased in 2006 primarily as a result of decreased cash outflows relating to deferred income tax assets due to increased state tax credits earned in 2006. In addition, depreciation and amortization increased period-over-period primarily due to the implementation of our new ERP system, acquisition of additional assets and retail outlet store leasehold improvements.

Investing Activities

Cash used in investing activities, which includes capital expenditures, increased $19.0 million to $34.1 million in 2007 from $15.1 million in 2006. This increase in cash used in investing activities primarily represents the costs to improve and to expand our distribution and corporate facilities, along with continued investment in our new warehouse management system implementation, continued investments in our in-store fixture program, including our concept shops, investments in our direct to consumer initiatives and other information technology initiatives.

Cash used in investing activities increased $4.3 million to $15.1 million in 2006 from $10.8 million in 2005. This increase in cash used in investing activities primarily represents the additional costs to implement our new ERP system, the continued investment in our in-store fixture program including our branded concept shops, enhancements to the distribution facility and leasehold improvement to our new retail outlet stores. The new ERP system became operational in April 2006.

From time to time, we invest a portion of our available cash and cash equivalents in short-term investments, which consist of auction rate municipal bonds. These investments have stated maturities of 14 to 42 years and have variable interest rates, which typically reset at regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to liquidate these securities primarily through the auction process. The income generated from these short-term investments is tax exempt and recorded as interest income. At December 31, 2007, all investments had been sold and the proceeds were invested in highly liquid investments with an original maturity of three months or less.

Total capital investments were $35.1 million, $18.2 million and $13.0 million in 2007, 2006 and 2005, respectively. Total capital investments in 2007, 2006 and 2005 included non-cash transactions of $1.1 million, $3.1 million and $2.1 million, respectively (see non-cash investing activities included on the consolidated statements of cash flows). Because we finance some capital investments through capital leases and other types of obligations, total capital investments exceed capital expenditures as described above. Capital investments for 2008 are anticipated to be in the range of $40.0 to $42.0 million, which will include investments in our branded concept shops and in-store fixtures, upgrades and improvements to our information technology infrastructure, including additional investments to our website, additional full-price retail stores, upgrades and improvements to our existing distribution facilities, and additional general corporate improvements to support our growth.

Financing Activities

Cash provided by financing activities increased $5.5 million to $18.1 million in 2007 from $12.6 million in 2006. This increase was primarily due to higher proceeds received from long-term debt, partially offset by lower excess tax benefits from stock-based compensation arrangements.

Cash provided by financing activities decreased $44.4 million to $12.6 million in 2006 from $57.0 million in 2005. This decrease was primarily due to proceeds received from our initial public offering during November 2005. Through this initial public offering, we issued an additional 9.5 million shares of Class A Common Stock and received $112.7 million in proceeds net of $10.8 million in stock issue costs. Proceeds from our initial public offering were used to repay a $25.0 million term note, to repay the balance outstanding under the revolving credit facility of $12.2 million, and to redeem the Series A Preferred Stock for an aggregate of $12.0 million. This decrease in cash provided by financing activities was partially offset by the $11.3 million excess tax benefits from stock-based compensation arrangements received in 2006.

Revolving Credit Facility Agreement

In December 2006, we entered into an amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100.0 million based on our domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of our domestic assets, other than our trademarks. Up to $10.0 million of the facility may be used to support letters of credit, which if utilized would reduce the availability under the revolving credit line. As of December 31, 2007, no balance was outstanding under our revolving credit facility and our availability was $100.0 million based on our domestic inventory and accounts receivable balances.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. We were in compliance with these covenants as of December 31, 2007.

Subordinated Debt and Lease Obligations

In March 2005, we entered into a loan and security agreement with a lending institution to finance the acquisition of qualifying capital investments. The Company has up to $17.0 million available under this loan and security agreement. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. At December 31, 2007, the outstanding principal balance was $13.4 million under this agreement. The weighted average interest rate on outstanding borrowings was 6.5%, 6.3% and 5.7% for the years ended December 31, 2007, 2006 and 2005, respectively.

Contractual Commitments and Contingencies

We lease warehouse space, office facilities, space for our retail stores and certain equipment under non-cancelable capital and operating leases. The leases expire at various dates through 2018, excluding extensions at our option, and contain various provisions for rental adjustments. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2007 are summarized in the following table:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Subordinated debt obligations(1)	$15,117	$4,841	$6,895	$3,381	$—
Capital lease obligations	985	508	477	—	—
Operating lease obligations(2)	60,062	9,697	21,465	16,515	12,385
Sponsorships and other(3)	53,584	14,684	27,770	10,927	203

Total(4)	$129,748	$29,730	$56,607	$30,823	$12,588

(1)	Includes a total of $1.7 million in interest payments on subordinated debt obligations.

(2)	Includes the minimum payments for operating lease obligations.

(3)	Includes footwear promotional rights fees, sponsorships of individual athletes, sports teams and athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional incentives based on performance achievements while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are primarily subject to certain performance based variables. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.

(4)	The table above excludes a $2.6 million liability for uncertain tax positions, including the related interest and penalties, in accordance with FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) as we are unable to reasonably estimate the timing of settlement (see Note 11 to the Consolidated Financial Statements for a further discussion on FIN 48).

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at our retail stores). We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer.

Net sales are recorded net of reserves for returns and certain sales allowances. Such returns and allowances are estimated at the time of sale based primarily on historical experience and recent trends. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns, Allowances and Discounts

We record reductions to revenue for estimated customer returns, allowances and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by us. We base our estimates for customer returns and allowances primarily on anticipated sales volume throughout the year. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

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

Inventory Valuation and Reserves

We value our inventory at standard costs which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are more or less favorable than those projected by us, further adjustments may be required that would decrease or increase our cost of goods sold in the period in which we made such a determination.

Long-Lived Assets

The acquisition of long-lived assets, including furniture, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures and displays, is recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate.

Stock-Based Compensation

Compensation expense is recognized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). Compensation expense under SFAS 123R includes the expense of stock-based compensation awards granted on and subsequent to January 1, 2006 and the expense for the remaining vesting term of stock-based compensation awards issued subsequent to our initial filing of the S-1 Registration Statement with the SEC on August 26, 2005. Stock-based compensation awards granted prior to our initial filing of the S-1 Registration Statement are excluded from SFAS 123R and will continue to be accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010. With the adoption of SFAS 123R, no material cumulative adjustments were recorded. As of December 31, 2007, we had $16.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of 4.0 years.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine the fair value of stock-based compensation awards. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future (see Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation).

New Accounting Pronouncements

In December 2007, the Securities and Exchange Commission issued SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. We are currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis. We do not believe that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 was effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Upon adoption of FIN 48 as of January 1, 2007, we recorded a $1.2 million decrease to the beginning balance of retained earnings (see Note 11 to the Consolidated Financial Statements for a further discussion on FIN 48).

Quantitative and Qualitative Disclosure about Market Risk

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

Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net on the consolidated statements of income. We recorded unrealized foreign currency transaction gains of $2.6 million for the year ended December 31, 2007, and unrealized foreign currency transaction losses of $0.2 million for the year ended December 31, 2006. We recorded realized foreign currency transaction gains of $0.2 million, $0.5 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In August 2007, we began using foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows. We currently use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases, inter-company payments and other working capital requirements for our Canadian subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of December 31, 2007, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.04 CAD per $1.00. As of December 31, 2007, the notional value of our outstanding forward contracts was approximately $6.5 million with maturities of 1 to 12 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The unrealized derivative losses of $0.2 million related to outstanding foreign currency forward contracts were included in liabilities on the balance sheet as of December 31, 2007 and were recognized in other income (expense), net on the consolidated statements of income during the year ended December 31, 2007. In addition, we recorded $0.5 million of realized derivative losses related to the settlement of foreign currency forward contracts within other income (expense), net during the year ended December 31, 2007.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Quantitative and Qualitative Disclosure about Market Risk” under Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Item 1A. “Risk Factors” of this Form 10-K for information required by this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK Kevin A. Plank	President, Chief Executive Officer and Chairman of the Board of Directors

/s/ WAYNE A. MARINO Wayne A. Marino	Executive Vice President and Chief Financial Officer

Dated: February 22, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation as of January 1, 2006. As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 21, 2008

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$40,588	$70,655
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $884 as of December 31, 2007 and 2006, respectively	93,515	71,867
Inventories	166,082	81,031
Income taxes receivable	614	4,310
Prepaid expenses and other current assets	11,028	8,944
Deferred income taxes	10,418	8,145

Total current assets	322,245	244,952
Property and equipment, net	52,332	29,923
Intangible assets, net	6,470	7,875
Deferred income taxes	8,173	5,180
Other non-current assets	1,393	1,438

Total assets	$390,613	$289,368

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,012	$42,718
Accrued expenses	36,111	25,403
Current maturities of long term debt	4,111	2,648
Current maturities of capital lease obligations	465	794

Total current liabilities	95,699	71,563
Long term debt, net of current maturities	9,298	1,893
Capital lease obligations, net of current maturities	458	922
Other long term liabilities	4,673	602

Total liabilities	110,128	74,980

Commitments and contingencies (see Note 7)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of December 31, 2007 and 2006; 36,189,564 shares issued and outstanding as of December 31, 2007, 34,555,907 shares issued and outstanding as of December 31, 2006	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of December 31, 2007 and 13,250,000 shares authorized, issued and outstanding as of December 31, 2006	4	4
Additional paid-in capital	162,362	148,562
Retained earnings	117,782	66,376
Unearned compensation	(182)	(463)
Accumulated other comprehensive income (loss)	507	(103)

Total stockholders’ equity	280,485	214,388

Total liabilities and stockholders’ equity	$390,613	$289,368

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$606,561	$430,689	$281,053
Cost of goods sold	301,517	215,089	145,203

Gross profit	305,044	215,600	135,850
Operating expenses
Selling, general and administrative expenses	218,779	158,682	100,040

Income from operations	86,265	56,918	35,810
Other income (expense), net	2,778	2,169	(2,836)

Income before income taxes	89,043	59,087	32,974
Provision for income taxes	36,485	20,108	13,255

Net income	52,558	38,979	19,719
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	5,307

Net income available to common stockholders	$52,558	$38,979	$14,412

Net income available per common share
Basic	$1.09	$0.83	$0.39
Diluted	$1.05	$0.79	$0.36

Weighted average common shares outstanding
Basic	48,021	46,983	37,199
Diluted	49,959	49,587	39,686

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Convertible Common Stock Held by Rosewood Entities		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Notes Receivable from Stockholders	Accum ulated Other Compre- hensive (Loss)	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2004	31,890	$11	—	$—	1,208	$1	$7,733	$13,655	$—	$(118)	$(45)		$21,237
Issuance of Class A Common Stock, net of issuance costs of $10,824	9,500	3	—	—	—	—	112,673	—	—	—	—		112,676
Convertible Common Stock held by Rosewood entities converted to Class A Common Stock	3,624	1	—	—	(1,208)	(1)	—	—	—	—	—		—
Class A Common Stock converted to Class B Common Stock	(15,200)	(5)	15,200	5	—	—	—	—	—	—	—		—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	—	—	—	—	—	(5,307)	—	—	—		(5,307)
Exercise of stock options	1,139	—	—	—	—	—	754	—	—	(262)	—		492
Issuance of Class A Common Stock, net of forfeitures	270	—	—	—	—	—	2,291	—	(1,793)	—	—		498
Stock options granted	—	—	—	—	—	—	1,273	—	(951)	—	—		322
Amortization of unearned compensation	—	—	—	—	—	—	—	—	855	—	—		855
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	79	—	—	—	—		79
Payments received on notes from stockholders	—	—	—	—	—	—	—	—	—	229	—		229
Interest earned on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(12)	—		(12)
Comprehensive income :
Net income	—	—	—	—	—	—	—	19,719	—	—	—	$19,719
Foreign currency translation adjustment, net of tax $2	—	—	—	—	—	—	—	—	—	—	42	42

Comprehensive income												19,761	19,761

Balance as of December 31, 2005	31,223	10	15,200	5	—	—	124,803	28,067	(1,889)	(163)	(3)		150,830
Class B Common Stock converted to Class A Common Stock	1,950	1	(1,950)	(1)	—	—	—	—	—	—	—		—
Exercise of stock options	1,292	1	—	—	—	—	2,955	—	—	—	—		2,956
Issuance of fully vested warrants		—	—	—	—	—	8,500	—	—	—	—		8,500
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(25)	—	—	—	—	—	(64)	(670)	—	—	—		(734)
Issuance of Class A Common Stock, net of forfeitures	116	—	—	—	—	—	588	—	—	—	—		588
Stock-based compensation expense	—	—	—	—	—	—	1,235	—	711	—	—		1,946
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	11,260	—	—	—	—		11,260
Reversal of unearned compensation and additional paid-in capital due to the adoption of SFAS 123R	—	—	—	—	—	—	(715)	—	715	—	—		—
Payments received on notes from stockholders	—	—	—	—	—	—	—	—	—	169	—		169
Interest earned on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(6)	—		(6)
Comprehensive income :
Net income	—	—	—	—	—	—	—	38,979	—	—	—	38,979
Foreign currency translation adjustment, net of tax ($63).	—	—	—	—	—	—	—	—	—	—	(100)	(100)

Comprehensive income												38,879	38,879

Balance as of December 31, 2006	34,556	12	13,250	4	—	—	148,562	66,376	(463)	—	(103)		214,388
Class B Common Stock converted to Class A Common Stock	750	—	(750)	—	—	—	—	—	—	—	—		—
Exercise of stock options	660	—	—	—	—	—	2,206	—	—	—	—		2,206
Issuance of Class A Common Stock, net of forfeitures	224	—	—	—	—	—	976	—	—	—	—		976
Stock-based compensation expense	—	—	—	—	—	—	3,901	—	281	—	—		4,182
Excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	6,717	—	—	—	—		6,717
Effect of adoption of FIN 48	—	—	—	—	—	—	—	(1,152)	—	—	—		(1,152)
Comprehensive income :
Net income	—	—	—	—	—	—	—	52,558	—	—	—	52,558
Foreign currency translation adjustment, net of tax $201.	—	—	—	—	—	—	—	—	—	—	610	610

Comprehensive income												$53,168	53,168

Balance as of December 31, 2007	36,190	$12	12,500	$4	—	$—	$162,362	$117,782	$(182)	$—	$507		$280,485

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$52,558	$38,979	$19,719
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	14,622	9,824	6,546
Unrealized foreign currency exchange rate (gains) losses	(2,567)	161	—
Loss on disposal of fixed assets	—	115	58
Stock-based compensation	4,182	1,982	1,177
Deferred income taxes	(4,909)	(6,721)	(331)
Changes in reserves for doubtful accounts, returns, discounts and inventories	4,551	3,832	3,150
Changes in operating assets and liabilities:
Accounts receivable	(24,222)	(20,828)	(17,552)
Inventories	(83,966)	(26,504)	(5,669)
Prepaid expenses and other assets	(2,067)	(3,997)	(2,880)
Accounts payable	11,873	8,203	11,074
Accrued expenses and other liabilities	11,825	10,681	1,990
Income taxes payable and receivable	3,492	(5,026)	(1,487)

Net cash (used in) provided by operating activities	(14,628)	10,701	15,795

Cash flows from investing activities
Purchase of property and equipment	(33,959)	(15,115)	(10,887)
Purchase of intangible asset	(125)	—	—
Proceeds from sale of property and equipment	—	—	54
Purchases of short-term investments	(62,860)	(89,650)	—
Proceeds from sales of short-term investments	62,860	89,650	—

Net cash used in investing activities	(34,084)	(15,115)	(10,833)

Cash flows from financing activities
Proceeds from long-term debt	11,841	2,119	3,944
Payments on long-term debt	(2,973)	(2,413)	(26,711)
Payments on capital lease obligations	(794)	(1,840)	(2,330)
Net payments from revolving credit facility	—	—	(13,748)
Payments of common stock dividends	—	—	(5,000)
Excess tax benefits from stock-based compensation arrangements	6,892	11,260	—
Proceeds from exercise of stock options and other stock issuances	3,182	3,544	990
Payments of debt financing costs	—	(260)	(1,061)
Payments received on notes from stockholders	—	169	229
Proceeds from sale of Class A Common Stock	—	—	123,500
Payments of stock issue costs	—	—	(10,824)
Redemption of Series A Preferred Stock	—	—	(12,000)

Net cash provided by financing activities	18,148	12,579	56,989
Effect of exchange rate changes on cash and cash equivalents	497	(487)	(59)

Net (decrease) increase in cash and cash equivalents	(30,067)	7,678	61,892
Cash and cash equivalents
Beginning of year	70,655	62,977	1,085

End of year	$40,588	$70,655	$62,977

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$—	$734	$—
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	5,307
Purchase of property and equipment through debt obligations	1,110	2,700	2,103
Issuance of warrants in partial consideration for intangible asset	—	8,500	—
Settlement of outstanding accounts receivable with property and equipment	—	350	—
Reversal of unearned compensation and additional paid in capital due to adoption of SFAS 123R	—	715	—
Exercise of stock-based compensation arrangements through stockholders’ notes receivable	—	—	262
Transfer of revolving credit facility to term debt	—	—	25,000
Other supplemental information
Cash paid for income taxes	30,502	20,522	15,204
Cash paid for interest	525	531	2,866

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Description of the Business

Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear and accessories for men, women and youth. Sales are targeted to athletes and teams at all levels, from youth to professional, as well as to consumers with active lifestyles around the globe.

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

	Customer A	Customer B	Customer C
Net revenues
2007	19.9%	13.0%	4.5%
2006	22.2%	14.4%	3.6%
2005	18.5%	15.4%	3.3%

Accounts receivable
2007	27.0%	15.9%	3.6%
2006	28.4%	15.8%	4.8%
2005	28.7%	19.5%	4.5%

Short-Term Investments

From time to time, the Company purchases and sells short-term investments consisting of auction rate municipal bonds. All of these short-term investments are classified as available-for-sale securities. These auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate these securities primarily through the auction process. As a result, the Company has no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments is tax exempt and recorded as interest income. At December 31, 2007, all of these securities had been sold and the proceeds had been invested in highly liquid investments with an original maturity of three months or less.

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

Inventories

Inventories consist of finished goods, raw materials and work-in-process, and are valued at standard costs which approximate the Company’s landed cost, using the first-in, first-out method of cost determination. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs.

The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence or damaged goods to ensure values approximate lower of cost or market. The amount of such markdowns is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices, and market conditions.

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life and are evaluated and measured for impairment in accordance with our Impairment of Long-Lived Assets significant accounting policy discussed below. No impairments relating to intangible assets have been recognized for the years ended December 31, 2007, 2006, and 2005.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets: 3 to 7 years for furniture and fixtures, office equipment and software, and plant equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture and fixtures, and depreciated over 3 to 5 years.

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

Accrued Expenses

At December 31, 2007, accrued expenses primarily included $16.3 million, $7.3 million and $5.8 million of accrued compensation and benefits, marketing expense and customer discounts, respectively. At December 31, 2006, accrued expenses primarily included $8.4 million and $6.9 million of accrued compensation and benefits and customer discounts, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income or loss includes foreign currency translation adjustments, net of tax.

Foreign Currency Translation and Transactions

The functional currency for each of the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income or loss. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net on the consolidated statements of income.

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

Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded to other income (expense), net on the consolidated statements of income. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards, including the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail stores). The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer.

Net sales are recorded net of reserves for returns and certain sales allowances. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales. Returns and sales allowances are estimated at the time of sale based primarily on historical experience. License revenues are recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or cost of goods sold.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed the month the advertisement appears. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions. Generally, sponsorship payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets. Advertising expense, including amortization of in-store marketing fixtures and displays, was $71.2 million, $48.3 million and $30.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, prepaid advertising costs were $0.8 million and $0.1 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These revenues are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs included within selling, general and administrative expenses were $13.7 million, $10.5 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock and other equity awards. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6: Participating Securities and the Two Class Method Under FASB Statement No. 128, the Convertible Common Stock outstanding prior to our initial public offering has been included in the basic and diluted earnings per share for the year ended December 31, 2005, as if the shares were converted into Class A Common Stock on a three for one basis. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Numerator
Net income, as reported	$52,558	$38,979	$19,719
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	5,307

Net income available to common stockholders	$52,558	$38,979	$14,412

Denominator
Weighted average common shares outstanding	48,021	46,983	37,199
Effect of dilutive securities	1,938	2,604	2,487

Weighted average common shares and dilutive securities outstanding	49,959	49,587	39,686

Earnings per share—basic	$1.09	$0.83	$0.39
Earnings per share—diluted	$1.05	$0.79	$0.36

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Options to purchase approximately 0.1 million shares of common stock were outstanding for each of the years ended December 31, 2007, 2006 and 2005 but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Stock-Based Compensation

The Company has two equity incentive plans under which it has granted or may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other equity awards (see Note 12 for further details on these plans). The Company generally issues new common shares of Class A Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). SFAS 123R supersedes APB 25, and requires that all stock-based compensation awards granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows instead of operating cash flows.

The Company adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense for grants of stock-based compensation awards to employees and directors on a prospective basis; therefore, prior period financial statements have not been restated. Compensation expense under SFAS 123R includes the expense of stock-based compensation awards granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock-based compensation awards granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) on August 26, 2005. Stock-based compensation awards granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and FIN 28 until unearned compensation of $0.2 million as of December 31, 2007 is fully amortized through 2010.

In addition, as of the January 1, 2006 adoption date, the Company reversed $0.7 million in unearned compensation and the related additional paid-in capital due to unvested equity awards granted between the initial filing of the Company’s S-1 Registration Statement and the January 1, 2006 SFAS 123R adoption date. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $0.3 million, $0.4 million and $0.9 million, respectively, in amortization of unearned compensation in accordance with APB 25 and FIN 28.

The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock-based compensation awards granted under SFAS 123R. As permitted by SAB No. 107, Share-Based Payment (“SAB 107”), the expected life of stock options granted is calculated using an expected life equal to the time from grant to the midpoint between the vesting date and the contractual term, while considering the vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected stock option life. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized on a straight-line basis over the total vesting period, which is the implied requisite service period and net of forfeitures which are estimated at the date of grant based on historical rates. The Company recognized $3.9 million and $1.5 million in stock-based compensation expense in selling, general and administrative expenses for the year ended December 31, 2007 and 2006 in accordance with SFAS 123R.

Total stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $2.0 million and $1.2 million, respectively. As of December 31, 2007, the Company had $16.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of 4.0 years.

Had the Company elected to account for all stock-based compensation awards granted to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the years ended December 31, 2007, 2006 and 2005 would have been reported as set forth in the following table:

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Net income, as reported	$52,558	$38,979	$19,719
Accretion of and cumulative preferred dividends on Series A Preferred Stock	—	—	5,307

Net income available to common stockholders	52,558	38,979	14,412
Add: stock-based compensation expense included in reported net income, net of taxes	2,468	1,298	512
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(2,628)	(1,452)	(266)

Pro forma net income	$52,398	$38,825	$14,658

Earnings per share including SFAS 123 compensation expense
Basic, pro forma	$1.09	$0.83	$0.39
Diluted, pro forma	$1.05	$0.78	$0.37
Basic, as reported	$1.09	$0.83	$0.39
Diluted, as reported	$1.05	$0.79	$0.36

The weighted average fair value of a stock option granted for the years ended December 31, 2007, 2006, and 2005 was $22.88, $17.14, and $1.57, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.5% – 4.6%	4.6% – 5.0%	3.9% – 4.4%
Average expected life in years	5.5 – 6.5	5.5 – 6.5	5.0
Expected volatility	44.4%	44.6% – 46.1%	0% – 48.1%
Expected dividend yield	0%	0%	0%

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

Guarantees and Indemnifications

In the ordinary course of business, the Company may enter into service agreements with service providers in which it agrees to indemnify the service provider against certain losses and liabilities arising from the service provider’s performance under the agreement. Generally, such indemnification obligations do not apply in situations in which the service provider is grossly negligent, engages in willful misconduct, or acts in bad faith. The Company was not aware of any material indemnification liability under such service agreements for the years ended December 31, 2007 and 2006.

Recently Issued Accounting Standards

In December 2007, the SEC issued SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis. The Company does not believe that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 was effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Upon adoption of FIN 48 as of January 1, 2007, the Company recorded a $1.2 million decrease to the beginning balance of retained earnings (see Note 11).

Reclassifications

Certain balances in 2006 and 2005 have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or stockholders’ equity.

3. Inventories

Inventories consisted of the following:

	December 31,
(In thousands)	2007	2006
Finished goods	$169,560	$83,618
Raw materials	1,180	1,321
Work-in-process	208	133

Subtotal inventories	170,948	85,072
Inventories reserve	(4,866)	(4,041)

Total inventories	$166,082	$81,031

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(In thousands)	2007	2006
Furniture, fixtures and displays	$25,853	$17,178
Office equipment	11,295	6,639
Software	9,849	4,928
Plant equipment	13,867	5,401
Leasehold improvements	11,598	6,700
Construction in progress	10,411	8,346
Other	814	24

Subtotal property and equipment	83,687	49,216
Accumulated depreciation and amortization	(31,355)	(19,293)

Property and equipment, net	$52,332	$29,923

Construction in progress primarily includes software costs relative to systems not yet placed in use and in-store fixtures and displays not yet placed in service.

Depreciation and amortization expense related to property and equipment was $12.9 million, $9.0 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Intangible Assets, Net

In August 2006, the Company and NFL Properties LLC (“NFL Properties”) entered into a Promotional Rights Agreement (the “NFL Agreement”) in which the Company became an authorized supplier of footwear to the National Football League. As partial consideration for the NFL Agreement, which expires in March 2012, the Company issued to NFL Properties fully vested and non-forfeitable warrants to purchase 480.0 thousand shares of the Company’s Class A Common Stock. The resulting $8.5 million intangible asset was determined based on the fair value of the warrants.

The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(2,125)	$6,375	$8,500	$(625)	$7,875
Other	125	(30)	95	—	—	—

Total	$8,625	$(2,155)	$6,470	$8,500	$(625)	$7,875

Intangible assets are amortized using estimated useful lives of 33 months to 68 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $1.5 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. The estimated amortization expense of the Company’s intangible assets is $1.5 million for each of the years ended December 31, 2008 through 2011, and $0.4 million for the year ended December 31, 2012.

6. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2006, the Company entered into a third amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a revolving credit line of up to $100.0 million based on the Company’s eligible domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, other than their trademarks. Up to $10.0 million of the facility may be used to support letters of credit. The Company incurred $0.3 million in deferred financing costs in connection with the financing agreement. In accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” unamortized deferred financing costs of $0.6 million relating to the Company’s old revolving credit facility were added to the deferred financing costs of the new revolving credit facility and will be amortized over the remaining life of the new facility.

The revolving credit facility bears interest based on the daily balance outstanding at the Company’s choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin is calculated quarterly and varies based on the Company’s pricing leverage ratio as defined in the agreement. The revolving credit facility also carries a line of credit fee equal to the available but unused borrowings which can vary from 0.1% to 0.5%. As of December 31, 2007, the Company’s availability was $100.0 million based on its domestic inventory and accounts receivable balances.

This financing agreement contains a number of restrictions that limit the Company’s ability, among other things, to pledge its accounts receivable, inventory, trademarks and most of its other assets as security in its borrowings or transactions; pay dividends on stock; redeem or acquire any of its securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by the Company.

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of December 31, 2007 was above the threshold for compliance with the financial covenants and the Company was in compliance with all covenants as of December 31, 2007.

In September 2005, the Company entered into a second amended and restated financing agreement with a lending institution that was to terminate in 2010. Under this financing agreement, the Company was required to maintain prescribed levels of tangible net worth as defined in the agreement and was collateralized by substantially all of the assets of the Company. The Company paid and recorded $1.1 million in deferred financing costs as part of the financing agreement which was comprised of both a $25.0 million term note and a $75.0 million revolving credit facility. In November 2005, the Company repaid the $25.0 million term note plus interest and the balance outstanding under the revolving credit facility of $12.2 million with proceeds from the initial public offering (see Note 8). The term note portion of the financing agreement was then terminated and as such the Company expensed $0.3 million of deferred financing costs within interest expense. With the termination of the term note, the Company’s trademarks and other intellectual property were released as a component of the collateral. The weighted average interest rate on the term note was 9.4%.

The weighted average interest rate on the revolving credit facilities for the years ended December 31, 2007 and 2005 was 6.3% and 5.5%, respectively. During the year ended December 31, 2006, no balance was outstanding.

Long Term Debt

In March 2005, the Company entered into a loan and security agreement to finance the acquisition of qualifying capital investments. The Company has up to $17.0 million available under this loan and security agreement. This agreement is collateralized by a first lien on these assets and is otherwise subordinate to the revolving credit facility. At December 31, 2007, the outstanding principal balance was $13.4 million under this agreement. The weighted average interest rate on outstanding borrowings was 6.5%, 6.3% and 5.7% for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2003, the Company entered into a master loan and security agreement that was subordinate to the revolving credit facilities. Under this agreement the Company borrowed $1.3 million for the purchase of qualifying furniture and fixtures. The interest rate was 7.0% annually, and principal and interest payments were due monthly through February 2006. The outstanding principal balance was repaid during February 2006.

The following is a schedule of future principal and interest payments on long term debt as of December 31, 2007:

(In thousands)	December 31, 2007
2008	$4,841
2009	3,600
2010	3,295
2011	1,911
2012 and thereafter	1,470

Total future payments on long term debt	15,117
Less amount representing interest	(1,708)

Total principal payments on long term debt	13,409
Less current maturities of long term debt	(4,111)

Long term debt obligations	$9,298

7. Commitments and Contingencies

Obligations Under Operating and Capital Leases

The Company leases warehouse space, office facilities, space for our retail stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2018, excluding extensions at our option, and include provisions for rental adjustments. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases as of December 31, 2007:

(In thousands)	Operating	Capital
2008	$9,697	$508
2009	11,774	378
2010	9,691	99
2011	8,923	—
2012 and thereafter	19,977	—

Total future minimum lease payments	$60,062	985

Less amount representing interest		(62)

Present value of future minimum capital lease payments		923
Less current maturities of obligations under capital leases		(465)

Long term capital lease obligations		$458

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $8.5 million, $5.4 million and $3.2 million, respectively, under the operating lease agreements.

The following summarizes the Company’s assets under capital lease agreements:

	December 31,
(In thousands)	2007	2006
Office equipment	$20	$1,494
Furniture and fixtures	—	29
Leasehold improvements	401	520
Plant equipment	1,755	1,934

	2,176	3,977
Accumulated depreciation and amortization	(1,134)	(2,292)

Property and equipment, net	$1,042	$1,685

For the years ended December 31, 2007, 2006 and 2005, $0.5 million, $0.8 million and $1.4 million, respectively, of depreciation and amortization on assets under capital leases was included in depreciation and amortization expense.

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2007:

(In thousands)	December 31, 2007
2008	$14,684
2009	14,660
2010	13,110
2011	10,125
2012 and thereafter	1,005

Total future minimum sponsorship and other marketing payments	$53,584

The amounts listed above are the minimum obligations required to be paid under the Company’s sponsorship and other marketing agreements. Some of the these agreements provide for additional incentives based on performance achievements while wearing or using the Company’s products and may also include product supply obligations over the terms of the agreements.

Other

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination or change in ownership of the Company.

8. Stockholders’ Equity

In November 2005, the Company completed an initial public offering and issued an additional 9.5 million shares of common stock. As part of the initial public offering, 1.2 million outstanding shares of Convertible Common Stock held by Rosewood entities were converted to Class A Common Stock on a three-for-one basis. The Company received proceeds of $112.7 million net of $10.8 million in stock issue costs, which it used to repay the $25.0 million term note, the balance outstanding under the revolving credit facility of $12.2 million, and the Series A Preferred Stock of $12.0 million.

As part of a recapitalization in connection with the initial public offering, the Company’s stockholders approved an amended and restated charter that provides for the issuance of up to 100.0 million shares of Class A common stock and 16.2 million shares of Class B Convertible Common Stock, par value $0.0003 1/3 per share, and permits amendments to the charter without stockholder approval to increase or decrease the aggregate number of shares of stock authorized, or the number of shares of stock of any class or series of stock authorized, and to classify or reclassify unissued shares of stock. In conjunction with the initial public offering, 1.0 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with a stock sale.

The amended and restated charter divides the Company’s common stock into two classes, Class A Common Stock and Class B Convertible Common Stock. Except as provided for in the future with respect to any other class or series of stock, the holders of our common stock possess exclusive voting power. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to stockholder vote. Class B Convertible Common Stock may only be held by our Chief Executive Officer (“CEO”), or a related party of our CEO, as defined in the amended and restated charter. As a result, the Company’s CEO has more than a majority voting control over the Company. Shares of Class B Convertible Stock not held by our CEO or a related party of our CEO, as defined in the amended and restated charter, automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis on the date upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by the Company’s CEO is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of our common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

In June 2006, 8.4 million shares of the Company’s Class A Common Stock were sold by stockholders of the Company, including certain members of the Company’s management, pursuant to an underwritten public offering registered on Form S-1. The Company did not receive any proceeds from the sale of the shares sold in the offering and expenses incurred from the offering were paid by the selling stockholders. In connection with the offering, 2.0 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis.

In November 2007, 0.8 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with a stock sale.

Stock Split

In March 2005, a three for one stock split was approved for all authorized, issued, and outstanding shares of Class A Common Stock, with an effective date of May 3, 2005. All Class A Common Stock shares presented in the consolidated financial statements and the notes to the consolidated financial statements have been restated to reflect the May 3, 2005 stock split.

Notes Receivable from Stockholders

In 2005 and in 2000, the Company made loans to select employees to enable these employees to exercise vested stock options. These notes receivable were presented within the balance sheet as a component of stockholders’ equity. These notes receivable were collateralized by the Class A Common Stock and were full recourse to the Company. The 2005 notes receivable, which accrued interest at 7.7%, were repaid including interest during 2006. The 2000 notes receivable, which accrued interest at 5.5%, were repaid including interest in 2005 as part of the initial public offering.

9. Mandatorily Redeemable Series A Preferred Stock

On September 30, 2003, the Company issued 1.2 million shares of Series A Preferred Stock for $4.4 million in cash proceeds net of $0.1 million in stock issuance costs. Holders of the Series A Preferred Stock had limited voting rights and certain protective rights regarding major business decisions of the Company and the payment of dividends to common stockholders. Holders of the Series A Preferred Stock had the ability to appoint one member to the Company’s Board of Directors.

The holders of the Series A Preferred Stock were entitled to receive cumulative preferential dividends at 8% of the stated redemption value of $10 per share compounded annually if declared by the Board of Directors. The Series A Preferred Stock was redeemable at the option of the holders in September 2008 at a redemption price of $10 per share, plus 125% of accrued but unpaid dividends plus 25% of any previously declared dividends that were not paid within 120 days after the respective year end (the “Redemption Price”). The Series A Preferred Stock also carried a liquidation preference equal to its stated Redemption Price and could be redeemed by the Company at any time at the then stated Redemption Price. The amount of the Redemption Price, including issuance costs, was being accreted to the value of the Series A Preferred Stock each year. For the year ended December 31, 2005, $5.3 million had been accreted to the Redemption Price of the Series A Preferred Stock.

As required, the Series A Preferred Stock was redeemed at the $10 stated value per share, or $12.0 million, upon the initial public offering.

10. Other Income (Expense), Net

The components of other income (expense), net consisted of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Interest income	$1,549	$2,231	$273
Interest expense	(800)	(774)	(3,188)
Unrealized foreign currency exchange rate gains (losses)	2,567	(161)	—
Realized foreign currency exchange rate gains	174	520	79
Unrealized derivative losses	(243)	—	—
Realized derivative losses	(469)	—	—
Miscellaneous	—	353	—

Total other income (expense), net	$2,778	$2,169	$(2,836)

For the years ended December 31, 2007, 2006 and 2005, the Company amortized and included in interest expense $0.2 million, $0.2 million and $0.3 million, respectively, of deferred financing costs.

11. Provision for Income Taxes

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Current
Federal	$35,542	$24,083	$12,009
State	5,379	2,630	1,509
Other foreign countries	473	116	68

	41,394	26,829	13,586

Deferred
Federal	(4,257)	(2,656)	(573)
State	290	(3,120)	242
Other foreign countries	(942)	(945)	—

	(4,909)	(6,721)	(331)

Provision for income taxes	$36,485	$20,108	$13,255

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	5.0	(1.9)	3.7
Other	1.0	0.9	1.5

Effective income tax rate	41.0%	34.0%	40.2%

In 2006, the Company recorded $5.6 million of state tax credits, which reduced the Company’s effective tax rate in 2006 as compared to 2007.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2007	2006
Deferred tax asset
State tax credits, net of federal tax impact	$2,950	$4,419
Tax basis inventory adjustment	2,336	2,000
Inventory obsolescence reserves	1,769	1,585
Allowance for doubtful accounts and other reserves	4,879	3,449
Subsidiary net operating loss	2,798	993
Stock-based compensation	1,366	527
Intangible asset	1,047	305
Other	3,166	372

Total deferred tax assets	20,311	13,650

Deferred tax liability
Unrealized (gains) losses	(818)	43
Other comprehensive income	(201)	64
Prepaid expenses	(701)	(432)

Total deferred tax liabilities	(1,720)	(325)

Total deferred tax assets, net	$18,591	$13,325

As of December 31, 2007, the Company has available state tax credits of $4.5 million that can be carried forward for 13 to 14 year periods. As of December 31, 2007, a Company subsidiary has available a net operating loss that can be carried forward for 8 to 9 years.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recorded an additional $1.6 million liability for uncertain tax positions, including related interest and penalties, of which $1.2 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings and the remainder was recorded within deferred tax assets. After recognizing the adoption of FIN 48, the total liability for uncertain tax positions, including related interest and penalties, was approximately $2.0 million.

As of December 31, 2007, the total liability for uncertain tax positions, including related interest and penalties, was approximately $2.6 million. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties for the year ended December 31, 2007:

Year Ended December 31, 2007
(In thousands)
Beginning of year	$1,454
Increases as a result of tax positions taken in a prior period	—
Decreases as a result of tax positions taken in a prior period	—
Increases as a result of tax positions taken during the current period	327
Decreases as a result of tax positions taken during the current period	—
Decreases as a result of settlements during the current period	—
Reductions as a result of a lapse of statute of limitations during the current period	—

End of year	$1,781

Of the above $1.8 million in unrecognized tax benefits, excluding interest and penalties, $1.3 million would impact our effective tax rate if recognized.

As of December 31, 2007, the liability for uncertain tax positions included $0.8 million for the accrual of interest and penalties. During the year ended December 31, 2007, the Company recorded $0.2 million for the accrual of interest and penalties in its consolidated statement of income.

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

12. Stock-Based Compensation

Stock Compensation Plans

The Company’s Board of Directors and stockholders approved the Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) in November 2005. The 2005 Plan provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The maximum number of shares available for issuance under the 2005 Plan is 2.7 million shares. Stock options and restricted stock awards under the 2005 Plan generally vest ratably over a four to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates as of the date of the Company’s 2009 annual meeting of stockholders unless it is approved again by stockholders by such meeting date. If the 2005 Plan is approved by stockholders during this time period, it terminates in 2015. As of December 31, 2007, 1.9 million shares are available for future grants of awards under the 2005 Plan.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provided for the issuance of stock options, restricted stock and other equity awards to officers, directors, key employees and other persons. The 2000 Plan was terminated and superseded by the 2005 Plan upon the Company’s initial public offering in November 2005.

No further awards may be granted under the 2000 Plan. Stock options and restricted stock awards under the 2000 Plan generally vest ratably over a four to five year period. The exercise period for stock options generally does not exceed five years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2000 Plan.

Employee Stock Purchase Plan

The Company’s Board of Directors and stockholders approved the Company’s Employee Stock Purchase Plan (the “ESPP”) in November 2005 effective as of January 1, 2006. The ESPP allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 1.0 million shares. During the year ended December 31, 2007 and 2006, 22.1 thousand and 16.9 thousand shares were purchased under the ESPP, respectively.

2006 Non-Employee Director Compensation Plan and Deferred Stock Unit Plan

In April 2006, the Board of Directors adopted the Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (the “2006 Director Compensation Plan”) and the Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “2006 DSU Plan”), which were effective on May 31, 2006. The 2006 Director Compensation Plan provides for cash compensation and awards of stock options and restricted stock units to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the 2006 DSU Plan. Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $0.1 million on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, an annual grant under the 2005 Plan of stock options to acquire stock with a value of $75.0 thousand as of the grant date and an award of restricted stock units covering stock valued at $25.0 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.

The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the 2006 DSU Plan. Under the 2006 DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A Common Stock with the shares delivered six months following the termination of the director’s service.

Stock Options

A summary of the Company’s stock options as of December 31, 2007, 2006, and 2005, and changes during the years then ended is presented below:

	Year Ended December 31,
	2007		2006		2005
(In thousands, except per share amounts)	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,755	$6.19	4,215	$3.42	3,528	$1.11
Granted, at fair market value	67	45.12	197	36.17	217	13.00
Granted, at below fair market value	—	—	—	—	1,099	2.65
Granted, at above fair market value	—	—	—	—	513	10.77
Exercised	(660)	3.34	(1,292)	2.29	(1,139)	0.66
Forfeited	(36)	10.42	(365)	4.12	(3)	2.65

Outstanding, end of year	2,126	$8.23	2,755	$6.19	4,215	$3.42

Options exercisable, end of year	639	$5.70	665	$2.39	1,243	$1.17

The intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $31.9 million, $43.5 million and $2.9 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

(In thousands, except per share amounts)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
$0.17	259	$0.17	3.5	$11,281	259	$0.17	3.5	$11,281
$0.83	10	0.83	4.6	428	10	0.83	4.6	428
$1.77 – $2.65	1,138	2.28	3.0	47,075	182	2.31	3.0	7,506
$10.77 – $13.00	473	11.31	3.1	15,295	147	11.35	3.1	4,757
$28.65 – $38.85	164	35.34	8.2	1,368	38	35.69	8.2	304
$44.52 – $45.12	82	45.01	9.3	(110)	3	44.52	9.3	(3)

	2,126	$8.23	3.7	$75,337	639	$5.70	3.7	$24,273

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units as of December 31, 2007, 2006, and 2005, and changes during the years then ended is presented below:

	Year Ended December 31,
	2007		2006		2005
(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Price	Number of Restricted Shares	Weighted Average Price	Number of Restricted Shares	Weighted Average Price
Outstanding, beginning of year	210	$23.81	125	$7.79	—	$—
Granted	254	48.59	110	39.32	140	7.87
Forfeited	(17)	42.72	(7)	17.93	(1)	8.50
Vested	(85)	16.51	(18)	9.16	(14)	8.51

Outstanding, end of year	362	$42.06	210	$23.81	125	$7.79

In 2005, certain directors purchased 131.1 thousand shares of restricted Class A Common Stock which vested fully in 2007.

Warrants

On August 3, 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which are recorded as an intangible asset (see Note 5). With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price of the Company’s Class A Common Stock on August 2, 2006. As of December 31, 2007, 240.0 thousand warrants are exercisable, and the remaining 240.0 thousand warrants will become exercisable three years from the issue date. As of December 31, 2007, no warrants have been exercised.

13. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense for the years ended December 31, 2007, 2006 and 2005, of $0.9 million, $0.7 million and $0.4 million, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

Effective June 1, 2007, the Company’s Board of Directors approved a new Deferred Compensation Plan. This plan allows a select group of management or highly compensated employees as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for that specific year. Compensation deferrals will begin for participating employees on January 1, 2008. The employee will immediately vest in all amounts credited to their account. The Company’s prior Deferred Compensation Plan was not implemented. As a result, at December 31, 2007 and 2006 no amounts are included on the consolidated balance sheets relating to this plan.

14. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates primarily relating to transactions generated by its international subsidiaries in currencies other than their local currencies. In August 2007, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on projected inventory purchases, inter-company payments and other general working capital requirements for its Canadian subsidiary.

As of December 31, 2007, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases was approximately $6.5 million with maturities of 1 to 12 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. Unrealized losses of $0.2 million relating to outstanding foreign currency forward contracts were included in the Company’s liabilities on the balance sheet as of December 31, 2007 and were recognized in other income (expense), net on the consolidated statements of income during the year ended December 31, 2007. In addition, the Company recorded $0.5 million of realized losses relating to the settlement of foreign currency forward contracts within other income (expense), net during the year ended December 31, 2007.

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

15. Related Party Transactions

In 2005, the Company entered into an agreement to license a software system with a vendor whose CEO is a director of the Company. During the years ended December 31, 2007, 2006 and 2005 the Company paid $1.8 million, $1.4 million and $1.4 million, respectively, in licensing fees, maintenance fees, and development costs to this vendor. No amounts were payable to this related party as of December 31, 2007 and less than $0.1 million were payable to this related party as of December 31, 2006.

In 2007, the Company entered into an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. During the year ended December 31, 2007, the Company paid $0.4 million in usage fees to this entity for the Company’s business use of the aircraft. Amounts payable to this related party as of December 31, 2007 were $13.5 thousand.

16. Segment Data and Related Information

Operating segments are defined as components of an enterprise in which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and in deciding how to allocate resources. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes branded performance apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within one operating and reportable segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Although the Company operates within one reportable segment, it has several product categories for which the net revenues attributable to each product category are as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Men’s	$348,150	$255,681	$189,596
Women’s	115,867	85,695	53,500
Youth	48,596	31,845	18,784

Apparel	512,613	373,221	261,880
Footwear	40,878	26,874	—
Accessories	29,054	14,897	9,409

Total net sales	582,545	414,992	271,289
License revenues	24,016	15,697	9,764

Total net revenues	$606,561	$430,689	$281,053

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Year Ended December 31,
(In thousands)	2007	2006	2005
United States	$562,439	$403,725	$266,048
Canada	23,360	16,485	9,502

Subtotal	585,799	420,210	275,550
Other foreign countries	20,762	10,479	5,503

Total net revenues	$606,561	$430,689	$281,053

During the last two years, substantially all of the Company’s long-lived assets were located in the United States.

17. Unaudited Quarterly Financial Data

	Quarter Ended (unaudited)				Year Ended December 31,
(In thousands)	March 31,	June 30,	September 30,	December 31,
2007
Net revenues	$124,329	$120,531	$186,863	$174,838	$606,561
Gross profit	60,581	59,099	94,517	90,847	305,044
Income from operations	16,037	8,165	33,809	28,254	86,265
Net income	9,941	5,712	20,030	16,875	52,558
Earnings per share—basic	$0.21	$0.12	$0.42	$0.35	$1.09
Earnings per share—diluted	$0.20	$0.11	$0.40	$0.34	$1.05

2006
Net revenues	$87,696	$79,965	$127,745	$135,283	$430,689
Gross profit	44,312	38,207	64,675	68,406	215,600
Income from operations	14,180	3,010	21,983	17,745	56,918
Net income	8,734	2,424	15,970	11,851	38,979
Earnings per share—basic	$0.19	$0.05	$0.34	$0.25	$0.83
Earnings per share—diluted	$0.18	$0.05	$0.32	$0.24	$0.79

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control Over Financial Reporting.”

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding directors is incorporated herein by reference from the 2008 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein from the 2008 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein from the 2008 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” See also Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein from the 2008 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2008 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to the Form S-1 are to the Registrant’s Registration Statement on Form S-1 (File No. 333-127856), filed with the Securities and Exchange Commission (SEC) on August 25, 2005. References to Amendment No. 1 to Form S-1 are to Amendment No. 1 to the Form S-1 filed with the SEC on October 12, 2005. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Form S-1 filed with the SEC on November 15, 2005. References to the 2005 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. References to the 2006 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the 2005 Form 10-K).

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the 2005 Form 10-K).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

4.02	Registration Rights Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed August 7, 2006).

10.01	Registration Rights Agreement among the Company, Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P. and the other holders named therein dated September 30, 2003 (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to Form S-1).

10.02	Under Armour, Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 7, 2006).*

10.03	Executive Employment Agreement between the Company and Kevin A. Plank effective September 30, 2003 (incorporated by reference to Exhibit 10.03 of Amendment No. 1 to Form S-1).*

Exhibit No.
10.04	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Suzanne J. Karkus and the Company.*

10.05	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company.*

10.06	Standard Industrial Lease between the Company and The Realty Associates Fund V, L.P. dated December 22, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated February 23, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.08 of the Company’s 2006 Form 10-K).

10.07	Office lease by and between Hull Point LLC and the Company dated March 29, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated September 10, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to Form S-1), the Second Amendment dated March 6, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.18 of Amendment No. 3 to Form S-1), the Third Amendment dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Form S-1), the Fourth Amendment dated October 12, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09A of the Company’s 2006 Form 10-K), the Fifth Amendment dated December 1, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09B of the Company’s 2006 Form 10-K), the Sixth Amendment dated May 1, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 22, 2007), and the Seventh Amendment dated November 20, 2007.

10.08	Office lease by and between 1450 Beason Street LLC and the Company dated December 14, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2007).

10.09	Agreement of Sublease by and between Corporate Healthcare Financing, Inc. and the Company dated June 1, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1).

10.10	Industrial Lease Agreement between the Company and Marley Neck 3R, LLC dated October 19, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.11	Third Amended and Restated Financing Agreement among CIT Group/Commercial Services, Inc., as Agent, Wachovia Bank, National Association, as Documentation Agent, SunTrust Bank, as Syndication Agent and the Lenders that are party thereto and the Company dated December 22, 2006 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 28, 2006).

10.12	Pledge Agreement by and between CIT Group/Commercial Services, Inc., in its capacity as agent for the Lenders under the Third Amended and Restated Financing Agreement, and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Form S-1), as amended by Amendment No. 1 dated as of June 7, 2006 (incorporated by reference to Exhibit 10.16A of the Company’s 2006 Form 10-K), and Amendment No. 2 dated as of December 22, 2006 (incorporated by reference to Exhibit 10.16B of the Company’s 2006 Form 10-K).

Exhibit No.
10.13	Pledge Agreement by and between CIT Group/Commercial Services, Inc., in its capacity as agent for the Lenders under the Third Amended and Restated Financing Agreement, and Under Armour Retail, Inc. dated September 30, 2005 (incorporated by reference to Exhibit 10.25 of Amendment No. 1 to Form S-1).

10.14	Amended and Restated Credit Approved Receivables Purchasing Agreement by and between CIT Group/Commercial Services, Inc. and the Company dated September 30, 2005 (incorporated by reference to Exhibit 10.23 of Amendment No. 1 to Form S-1).

10.15	Under Armour, Inc. Deferred Compensation Plan, as amended.*

10.16	Form of Change in Control Severance Agreement (prior version of Form of Change in Control Severance Agreement incorporated by reference to Exhibit 10.27 of Amendment No. 3 to Form S-1).*

10.17	Under Armour, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2007).*

10.18	Form of Restricted Stock Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.24 of the 2005 Form 10-K).*

10.19	Form of Incentive Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.25 of the 2005 Form 10-K).*

10.20	Form of Non-Qualified Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 of the 2005 Form 10-K).*

10.21	Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the 2005 Form 10-K).*

10.22	Forms of Restricted Stock Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan.*

10.23	Forms of Non-Qualified Stock Option Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan.*

10.24	Form of Restricted Stock Unit Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan.*

10.25	Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 13, 2006) and Forms of Grant Award Agreement and Notice- Non-Employee Director Initial Restricted Stock Unit Grant, Annual Restricted Stock Unit Grant and Annual Stock Option Award (incorporated by reference to Exhibits 10.1-10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.26	Form of Grant Award Agreement and Notice - Non-Employee Director Restricted Stock Grant (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed June 6, 2006).*

10.27	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed April 13, 2006).*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: February 22, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK Kevin A. Plank	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ WAYNE A. MARINO Wayne A. Marino	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ BYRON K. ADAMS, JR. Byron K. Adams, Jr.	Director

/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp	Director

/s/ A.B. KRONGARD A.B. Krongard	Director

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director

/s/ HARVEY L. SANDERS Harvey L. Sanders	Director

/s/ THOMAS J. SIPPEL Thomas J. Sippel	Director

Dated: February 22, 2008

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Inventory obsolescence reserve
For the year ended December 31, 2007	$4,041	$3,536	$(2,711)	$4,866
For the year ended December 31, 2006	4,887	1,113	(1,959)	4,041
For the year ended December 31, 2005	$4,970	$958	$(1,041)	$4,887

Allowance for doubtful accounts
For the year ended December 31, 2007	$884	$316	$(88)	$1,112
For the year ended December 31, 2006	521	642	(279)	884
For the year ended December 31, 2005	$933	$(136)	$(276)	$521

Sales returns, markdowns and allowances
For the year ended December 31, 2007	$8,059	$28,885	$(25,566)	$11,378
For the year ended December 31, 2006	3,354	18,447	(13,742)	8,059
For the year ended December 31, 2005	$3,731	$6,748	$(7,125)	$3,354