Form 10-Q
period 2008-03-31
Under Armour, Inc.
filed 2008-05-07
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class A Common Stock, $.0003 1/3 par value, 36,452,676 shares outstanding as of April 30, 2008 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of April 30, 2008.

UNDER ARMOUR, INC.

MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,591	$40,588
Accounts receivable, net of allowance for doubtful accounts of $1,622 and $1,112 as of March 31, 2008 and December 31, 2007, respectively	101,991	93,515
Inventories	167,949	166,082
Income taxes receivable	-	614
Prepaid expenses and other current assets	11,314	11,028
Deferred income taxes	12,462	10,418

Total current assets	311,307	322,245
Property and equipment, net	57,403	52,332
Intangible assets, net	6,083	6,470
Deferred income taxes	9,547	8,173
Other non-current assets	4,189	1,393

Total assets	$388,529	$390,613

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$48,236	$55,012
Accrued expenses	24,192	36,111
Income taxes payable	1,948	-
Current maturities of long term debt	5,553	4,111
Current maturities of capital lease obligations	455	465
Deferred income taxes	1,038	-

Total current liabilities	81,422	95,699
Long term debt, net of current maturities	12,458	9,298
Capital lease obligations, net of current maturities	349	458
Other long term liabilities	8,495	4,673

Total liabilities	102,724	110,128

Commitments and contingencies (see Note 6)

Stockholders' equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2008 and December 31, 2007; 36,448,360 issued and outstanding as of March 31, 2008, 36,189,564 shares issued and outstanding as of December 31, 2007	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of March 31, 2008 and December 31, 2007	4	4
Additional paid-in capital	164,615	162,362
Retained earnings	120,652	117,782
Unearned compensation	(140)	(182)
Accumulated other comprehensive income	662	507

Total stockholders' equity	285,805	280,485

Total liabilities and stockholders' equity	$388,529	$390,613

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Net revenues	$157,342	$124,329
Cost of goods sold	82,507	63,748

Gross profit	74,835	60,581
Operating expenses
Selling, general and administrative expenses	70,536	44,544

Income from operations	4,299	16,037

Other income, net	510	694

Income before income taxes	4,809	16,731
Provision for income taxes	1,939	6,790

Net income	$2,870	$9,941

Net income available per common share
Basic	$0.06	$0.21
Diluted	$0.06	$0.20

Weighted average common shares outstanding
Basic	48,412	47,619
Diluted	49,949	49,818

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,870	$9,941
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,490	2,972
Unrealized foreign currency exchange rate gains	(123)	(105)
Stock-based compensation	1,528	742
Deferred income taxes	(2,137)	(1,474)
Changes in reserves for doubtful accounts, returns, discounts and inventories	1,338	578
Changes in operating assets and liabilities:
Accounts receivable	(9,108)	(13,101)
Inventories	(2,480)	981
Prepaid expenses and other assets	(672)	996
Accounts payable	(6,805)	(6,770)
Accrued expenses and other liabilities	(8,263)	(9,283)
Income taxes payable and receivable	2,530	6,276

Net cash used in operating activities	(16,832)	(8,247)

Cash flows from investing activities
Purchase of property and equipment	(8,720)	(8,042)
Purchase of trust owned life insurance policies	(2,699)	-
Purchases of short-term investments	-	(22,425)
Proceeds from sales of short-term investments	-	22,425

Net cash used in investing activities	(11,419)	(8,042)

Cash flows from financing activities
Proceeds from long-term debt	5,894	1,117
Payments on long-term debt	(1,292)	(653)
Payments on capital lease obligations	(118)	(291)
Excess tax benefits from stock-based compensation arrangements	264	1,792
Proceeds from exercise of stock options and other stock issuances	547	853

Net cash provided by financing activities	5,295	2,818
Effect of exchange rate changes on cash and cash equivalents	(41)	18

Net decrease in cash and cash equivalents	(22,997)	(13,453)

Cash and cash equivalents
Beginning of period	40,588	70,655

End of period	$17,591	$57,202

Non-cash financing and investing activities
Increase to long term liabilities due to the adoption of FIN 48	$-	$1,597

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

Interim Financial Data

The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2007 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007 (the “2007 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2008	21.1%	11.9%	5.2%
Three months ended March 31, 2007	20.4%	14.6%	5.0%

Accounts receivable
As of March 31, 2008	25.9%	16.1%	4.8%
As of March 31, 2007	23.3%	17.2%	5.3%

Income Taxes

The Company recorded $1.9 million and $6.8 million of income tax expense for the three months ended March 31, 2008 and 2007, respectively. The effective rate for income taxes was 40.3% and 40.6% for the three months ended March 31, 2008 and 2007, respectively. The Company’s annual 2008 effective tax rate is expected to be 42.3% compared to the 2007 annual effective tax rate of 41.0%.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs included within selling, general and administrative expenses were $3.4 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.

Other Employee Benefits

Effective June 1, 2007, the Company’s Board of Directors approved the Under Armour, Inc. Deferred Compensation Plan (the “Plan”). The Plan allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. Compensation deferrals began for participating employees on January 1, 2008. As of March 31, 2008, the Plan obligation was $2.8 million and was included in other long term liabilities on the consolidated balance sheet.

The Company established a rabbi trust (the “Rabbi Trust”) during the three months ended March 31, 2008, to fund obligations to participants in the Plan. As of March 31, 2008, the assets held in the Rabbi Trust were trust owned life insurance policies (“TOLI”) with a cash-surrender value of $2.8 million. These assets are consolidated in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested, and are included in other non-current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Plan obligations.

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

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107 Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS No. 123R, Share-Based Payment (revised 2004). SAB 110 is effective for stock options granted after December 31, 2007. The Company continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first quarter of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008 and did not choose to apply fair value accounting to any such assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007
Finished goods	$172,666	$169,560
Raw materials	892	1,180
Work-in-process	32	208

Subtotal inventories	173,590	170,948
Inventories reserve	(5,641)	(4,866)

Total inventories	$167,949	$166,082

4. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

(In thousands)	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$ 8,500	$ (2,500)	$ 6,000	$ 8,500	$ (2,125)	$ 6,375
Other	125	(42)	83	125	(30)	95

Total	$ 8,625	$ (2,542)	$ 6,083	$ 8,625	$ (2,155)	$ 6,470

Intangible assets are amortized using estimated useful lives of 33 months to 68 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $0.4 million for each of the three months ended March 31, 2008 and 2007. The estimated amortization expense of the Company’s intangible assets is $1.5 million for each of the years ending December 31, 2008 through 2011, and $0.4 million for the year ending December 31, 2012.

5. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In December 2006, the Company entered into a third amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a committed revolving credit line of up to $100.0 million based on the Company’s eligible domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of the Company’s domestic assets, other than its trademarks. Up to $10.0 million of the facility may be used to support letters of credit, which if utilized would reduce the availability under the revolving credit facility.

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of March 31, 2008 was above the threshold for compliance with the financial covenants and the Company was in compliance with all covenants as of March 31, 2008.

In March 2008, the Company borrowed under its revolving credit facility at a 4.1% interest rate. As of March 31, 2008, no balance was outstanding under the revolving credit facility and the Company’s availability was $100.0 million based on its eligible domestic inventory and accounts receivable balances. There was no balance outstanding under the Company’s revolving credit facility during the three months ended March 31, 2007.

Long Term Debt

In March 2005, the Company entered into an agreement to finance the acquisition or lease of up to $17.0 million in qualifying capital investments. Loans under this agreement are collateralized by a first lien on the assets acquired. The agreement is not a committed facility, with each advance under the agreement subject to the lender’s approval. In March 2008, the lender agreed to increase the maximum financing under the agreement to $37.0 million. At March 31, 2008 and December 31, 2007, the outstanding principal balance was $18.0 million and $13.4 million, respectively, under this agreement. The weighted average interest rate on outstanding borrowings was 6.6% and 6.5% for the three months ended March 31, 2008 and 2007, respectively.

6. Commitments and Contingencies

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements:

(In thousands)	March 31, 2008
April 1 - December 31, 2008	$10,312
2009	19,374
2010	17,745
2011	14,420
2012 and thereafter	4,372

Total future minimum sponsorship and other marketing payments	$66,223

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

7. Fair Value Measurements

The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and liabilities measured at fair value as of March 31, 2008 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Description
Foreign currency forward contracts (see Note 10)	$-	$272	$-
TOLI held by the Rabbi Trust (see Note 2)	-	2,848	-
The Plan obligations (see Note 2)	-	(2,765)	-

8. Other Income, Net

The components of other income, net consisted of the following:

(In thousands)	Three Months Ended March 31,
	2008	2007
Interest income	$213	$753
Interest expense	(303)	(164)
Unrealized foreign currency exchange rate gains	123	105
Realized foreign currency exchange rate losses	(38)	-
Unrealized derivative gains	537	-
Realized derivative losses	(22)	-

Total other income, net	$510	$694

9. Stock-Based Compensation

In February 2008, 357.6 thousand stock options and 139.0 thousand shares of restricted stock and restricted stock units were awarded to certain officers and key employees under the Company’s 2005 Omnibus Long-Term Incentive Plan. These awards vest ratably over a five year period, and the stock options have a term of ten years from the date of grant. The exercise price of the stock options and the fair value of each share of restricted stock and restricted stock unit was $43.65, which was the closing price of the Company’s Class A Common Stock on the date of grant.

The fair value of each of the stock options noted above was $21.84 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the 2007 Form 10-K. As permitted by SAB 110, the Company used the “simplified method” to calculate the expected term for stock options granted during the three months ended March 31, 2008 since it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

10. Foreign Currency Risk Management and Derivatives

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

As of March 31, 2008, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases was approximately $14.7 million with maturities of 1 to 9 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. As of March 31, 2008, the fair value of the Company’s foreign currency forward contracts was $0.3 million which is included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements of the Company’s foreign currency forward contracts. Unrealized gains of $0.5 million and realized losses of $21.4 thousand relating to foreign currency forward contracts were recorded within other income, net on the consolidated statement of income during the three months ended March 31, 2008.

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

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2008	2007
Numerator
Net income	$2,870	$9,941

Denominator
Weighted average common shares outstanding	48,412	47,619
Effect of dilutive securities	1,537	2,199

Weighted average common shares and dilutive securities outstanding	49,949	49,818

Earnings per share - basic	$0.06	$0.21
Earnings per share - diluted	$0.06	$0.20

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock awards representing 608.2 thousand and 129.7 thousand shares of common stock were outstanding for the three months ended March 31, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Segment Data and Related Information

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

(In thousands)	Three Months Ended March 31,
	2008	2007
Men's	$82,121	$68,465
Women's	33,561	24,690
Youth	13,506	10,491

Apparel	129,188	103,646
Footwear	16,598	11,839
Accessories	6,096	5,274

Total net sales	151,882	120,759
License revenues	5,460	3,570

Total net revenues	$157,342	$124,329

The table below summarizes product net revenues by geographic regions attributed by customer location:

(In thousands)	Three Months Ended March 31,
	2008	2007
United States	$144,172	$114,425
Canada	8,021	4,777

Subtotal	152,193	119,202
Other foreign countries	5,149	5,127

Total net revenues	$157,342	$124,329

During the three months ended March 31, 2008 and 2007, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q and any documents that may be incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and any documents that may be incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” (if included herein) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

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

Our net revenues have grown to $606.6 million in 2007 from $115.4 million in 2003. We reported net revenues of $157.3 million for the first quarter of 2008, which represented a 26.6% increase from the first quarter of 2007. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth apparel products, footwear and accessories. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new products, including the May 2008 introduction of performance training footwear which we began shipping in the first quarter of 2008, and building our brand internationally. In addition, we have entered into strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in over 15,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee and through our distributors located in other foreign countries.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on their core products of socks, hats, bags, eyewear and other accessories, as well as the distribution of our products in Japan.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, and write downs for inventory obsolescence. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues. We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $3.4 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. Historically, our marketing investments were within the range of 10% to 12% of net revenues. For the full year 2008, we expect to increase our investments in marketing to the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to our wholesale and direct to consumer sales, which include sales through our website, catalog and retail stores, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

Other income, net consists primarily of interest income, interest expense, unrealized and realized gains and losses on our derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from foreign currency exchange rate changes on transactions.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(In thousands)	Three Months Ended March 31,
	2008	2007
Net revenues	$157,342	$124,329
Cost of goods sold	82,507	63,748

Gross profit	74,835	60,581
Selling, general and administrative expenses	70,536	44,544

Income from operations	4,299	16,037
Other income, net	510	694

Income before income taxes	4,809	16,731
Provision for income taxes	1,939	6,790

Net income	$2,870	$9,941

(As a percentage of net revenues)	Three Months Ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	52.4	51.3

Gross profit	47.6	48.7
Selling, general and administrative expenses	44.9	35.8

Income from operations	2.7	12.9
Other income, net	0.3	0.6

Income before income taxes	3.0	13.5
Provision for income taxes	1.2	5.5

Net income	1.8%	8.0%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net revenues increased $33.0 million, or 26.6%, to $157.3 million for the three months ended March 31, 2008 from $124.3 million for the same period in 2007. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
(In thousands)
Men's	$82,121	$68,465	$13,656	19.9%
Women's	33,561	24,690	8,871	35.9
Youth	13,506	10,491	3,015	28.7

Apparel	129,188	103,646	25,542	24.6
Footwear	16,598	11,839	4,759	40.2
Accessories	6,096	5,274	822	15.6

Total net sales	151,882	120,759	31,123	25.8
License revenues	5,460	3,570	1,890	52.9

Total net revenues	$157,342	$124,329	$33,013	26.6%

Net sales increased $31.1 million, or 25.8%, to $151.9 million for the three months ended March 31, 2008 from $120.8 million during the same period in 2007 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel products, such as training and golf, primarily sold to existing retail customers due to additional retail stores and expanded floor space, along with increased team sales, while pricing of existing apparel products within these distribution channels remained relatively unchanged;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period;

•	new apparel products introduced during the first quarter of 2008 in multiple product categories, most significantly in our training, golf and running categories; and

•	$4.8 million increase in footwear sales driven primarily by the shipment of our new performance training footwear in the first quarter in preparation for a May 2008 launch.

License revenues increased $1.9 million, or 52.9%, to $5.5 million for the three months ended March 31, 2008 from $3.6 million during the same period in 2007. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $14.2 million to $74.8 million for the three months ended March 31, 2008 from $60.6 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, decreased 110 basis points to 47.6% for the three months ended March 31, 2008 compared to 48.7% during the same period in 2007. The decrease in gross margin percentage was primarily driven by the following:

•	increased inventory reserves driven primarily by certain glove quantities in excess of our anticipated sales forecast, accounting for an approximate 145 basis point decrease;

•	higher sales of footwear year over year which have lower margins than our apparel products, accounting for an approximate 65 basis point decrease; partially offset by

•	increased sales through our direct to consumer channel which produces higher margins, along with increased license revenues, accounting for an approximate 75 basis point increase; and

•	lower returns and sales allowance activity, partially offset by certain markdown allowances, accounting for an approximate 25 basis point increase.

Selling, general and administrative expenses increased $26.0 million to $70.5 million for the three months ended March 31, 2008 from $44.5 million for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 44.9% for the three months ended March 31, 2008 from 35.8% for the same period in 2007. These changes were primarily driven by the following:

•

Marketing costs increased $14.2 million to $28.0 million for the three months ended March 31, 2008 from $13.8 million for the same period in 2007 primarily due to our film, print and in-store brand marketing campaign driving the introduction of our performance training footwear, increased marketing costs for specific customers, sponsorship of new teams and athletes on the collegiate and professional levels and increased personnel costs. As a percentage of net revenues, marketing costs increased to 17.8% for the three months ended March 31, 2008 from 11.1% for the same period in 2007 primarily due to the film, print and in-store brand marketing campaign driving the introduction of our performance training footwear.

•

Selling costs increased $2.3 million to $11.9 million for the three months ended March 31, 2008 from $9.6 million for the same period in 2007. This increase was primarily due to costs incurred for the operation of additional retail stores and website distribution. As a percentage of net revenues, selling costs decreased to 7.6% for the three months ended March 31, 2008 from 7.7% for the same period in

2007 as we were able to experience leverage from our apparel sales force with our growth in net revenues, partially offset by costs incurred for the operation of additional retail stores and website distribution.

•

Product innovation and supply chain costs increased $5.0 million to $14.9 million for the three months ended March 31, 2008 from $9.9 million for the same period in 2007 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs increased to 9.5% for the three months ended March 31, 2008 from 7.9% for the same period in 2007 primarily due to the items noted above.

•

Corporate services costs increased $4.5 million to $15.8 million for the three months ended March 31, 2008 from $11.3 million for the same period in 2007. This increase was attributable primarily to additional corporate facility personnel and operating costs to support our growth and higher company-wide stock-based compensation expenses. As a percentage of net revenues, corporate services costs increased to 10.0% for the three months ended March 31, 2008 from 9.1% for the same period in 2007 primarily due to the items noted above.

Income from operations decreased $11.7 million, or 73.2%, to $4.3 million for the three months ended March 31, 2008 from $16.0 million for the same period in 2007. Income from operations as a percentage of net revenues decreased to 2.7% for the three months ended March 31, 2008 from 12.9% for the same period in 2007. This decrease was a result of an increase in selling, general and administrative expenses, primarily related to marketing costs, and a decrease in gross profit as a percentage of net revenues as discussed above.

Other income, net decreased $0.2 million to $0.5 million for the three months ended March 31, 2008 from $0.7 million for the same period in 2007. This decrease was primarily due to lower interest income earned and additional interest expense on long term debt, partially offset by unrealized gains on derivative financial instruments.

Provision for income taxes decreased $4.9 million to $1.9 million for the three months ended March 31, 2008 from $6.8 million for the same period in 2007. For the three months ended March 31, 2008, our effective tax rate was 40.3% compared to 40.6% for the same period in 2007. Our annual 2008 effective tax rate is expected to be 42.3% compared to the 2007 annual effective tax rate of 41.0%.

Net income decreased $7.0 million to $2.9 million for the three months ended March 31, 2008 from $9.9 million for the same period in 2007, as a result of the factors described above.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. During 2008, a larger portion of our income from operations will be in the last two quarters of 2008 partially due to the shift in the timing of planned marketing investments during the first two quarters of 2008. The majority of our net revenues were generated during the last two quarters of 2007, 2006 and 2005. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the historical high percentage of income from operations and net revenues in the second half of the year may have been in part due to our significant growth in net revenues.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. During 2007 and the first quarter of 2008, we funded a portion of our working capital (primarily inventory) and capital investments from cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our capital investments have included expanding our in-store fixture program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail stores, the investment and improvements in a company-wide Enterprise Resource Planning (“ERP”) system and our new warehouse management system implementation.

During 2007, our inventory strategy included increasing inventory levels to meet the anticipated consumer demand for our products. This included being in stock in core product offerings, which are products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, our inventory strategy included shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores. Beginning in 2008, we will continue to focus on meeting consumer demand while improving our inventory efficiency over the long term by selling more of our seasonal excess product through our retail outlet stores and reducing the levels of inventory of our core product offerings. In addition, we are putting systems and processes in place to improve our production planning process. Based on these initiatives, we expect our year-over-year inventory growth rate to decelerate as we move through 2008.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As our business continues to grow, we may consider additional funding sources to meet our liquidity and capital needs.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

(In thousands)	Three Months Ended March 31,
	2008	2007
Net cash (used in) provided by:
Operating activities	$(16,832)	$(8,247)
Investing activities	(11,419)	(8,042)
Financing activities	5,295	2,818
Effect of exchange rate changes on cash and cash equivalents	(41)	18

Net decrease in cash and cash equivalents	$(22,997)	$(13,453)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally accounts receivable, inventories, accounts payable, accrued expenses and income taxes payable and receivable.

Cash used in operating activities increased $8.6 million to $16.8 million for the three months ended March 31, 2008 from $8.2 million during the same period in 2007. The $8.6 million additional net use of cash in operating activities was due to a decrease in net income of $7.1 million and increased cash outflows from operating assets and liabilities of $3.9 million, partially offset by increased non-cash items of $2.4 million period-over-period. The increase in cash outflows related to changes in operating assets and liabilities period-over-period was primarily driven by the following:

•	lower income taxes payable in the first quarter of 2008 as compared to the first quarter of 2007;

•	a larger increase in inventory levels of $3.5 million, primarily driven by our launch of performance training footwear; partially offset by

•

a lower increase in accounts receivable in the first quarter of 2008 as compared to the first quarter of 2007 primarily due to improved collection efforts and a lower percentage growth in net sales period-over-period. During the first three months of 2008, net sales increased by 25.8% as compared to 41.5% during the first three months of 2007.

Non-cash items primarily increased in the three months ended March 31, 2008 as compared to the same period of the prior year as a result of higher depreciation and amortization expense relating to information technology initiatives, branded concept shops and the upgrades and improvements to our distribution facilities, as well as higher stock-based compensation expense.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $3.4 million to $11.4 million for the three months ended March 31, 2008 from $8.0 million for the same period in 2007. This increase in cash used in investing activities is primarily due to the purchase of trust owned life insurance policies.

Capital investments for the full year 2008 are anticipated to be in the range of $40.0 to $42.0 million, which will include investments in our branded concept shops and in-store fixtures and upgrades and improvements to our information technology infrastructure, including additional investments in our ERP system specific to inventory and financial planning and in our website. In addition, capital expenditures for the full year 2008 will include upgrades and improvements to our existing distribution facilities, the build out of new outlet and full-price retail stores and additional general corporate improvements to support our growth.

Financing Activities

Cash provided by financing activities increased $2.5 million to $5.3 million for the three months ended March 31, 2008 from $2.8 million for the same period in 2007. This increase was primarily due to additional net proceeds received from long term debt, partially offset by lower excess tax benefits from stock-based compensation arrangements.

Revolving Credit Facility Agreement

In December 2006, we entered into an amended and restated financing agreement with a lending institution. This financing agreement has a term of five years and provides for a committed revolving credit line of up to $100.0 million based on our eligible domestic inventory and accounts receivable balances and may be used for working capital and general corporate purposes. This financing agreement is collateralized by substantially all of our domestic assets, other than our trademarks. Up to $10.0 million of the facility may be used to support letters of credit, which if utilized would reduce the availability under the revolving credit line.

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

In March 2008, we borrowed under the revolving credit facility at a 4.1% interest rate. As of March 31, 2008, no balance was outstanding under our revolving credit facility and our availability was $100.0 million based on our eligible domestic inventory and accounts receivable balances. There was no balance outstanding under our revolving credit facility during the three months ended March 31, 2007.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. Our net availability as of March 31, 2008 was above the threshold for compliance with the financial covenants, and we were in compliance with all covenants as of March 31, 2008.

Long Term Debt

In March 2005, we entered into an agreement to finance the acquisition or lease of up to $17.0 million in qualifying capital investments. Loans under this agreement are collateralized by a first lien on the assets acquired. The agreement is not a committed facility, with each advance under the agreement subject to the lender’s approval. In March 2008, the lender agreed to increase the maximum financing under the agreement to $37.0 million. At March 31, 2008 and December 31, 2007, the outstanding principal balance was $18.0 million and $13.4 million, respectively, under this agreement. The weighted average interest rate on outstanding borrowings was 6.6% and 6.5% for the three months ended March 31, 2008 and 2007, respectively.

Contractual Commitments and Contingencies

Within the normal course of business, we enter into contractual commitments in order to promote our brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. Some of these agreements provide for additional incentives based on performance achievements while wearing or using our products and may also include product supply obligations over the terms of the agreements. The following is a schedule of our future minimum payments under our sponsorship and other marketing agreements:

(In thousands)	March 31, 2008
April 1 - December 31, 2008	$ 10,312
2009	19,374
2010	17,745
2011	14,420
2012 and thereafter	4,372

Total future minimum sponsorship and other marketing payments	$ 66,223

The other contractual commitments and contingencies included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2007 (our “2007 Form 10-K”) have not materially changed.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must be made about the disclosure of contingent liabilities as well. Actual results could be significantly different from these estimates.

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2007 Form 10-K. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2007 Form 10-K. There have been no significant changes to our critical accounting policies during the first quarter of 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107 Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS No. 123R, Share-Based Payment (revised 2004). SAB 110 is effective for stock options granted after December 31, 2007. We continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first quarter of 2008. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares of Class A Common Stock have been publicly traded.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 and did not choose to apply fair value accounting to any such assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on our consolidated financial statements. We do not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements. Refer to Note 7 of the consolidated financial statements for further information on fair value measurement.

IT EM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net on the consolidated statements of income. We recorded unrealized foreign currency transaction gains of $0.1 million for each of the three months ended March 31, 2008 and 2007. We recorded realized foreign currency transaction losses of $38.3 thousand for the three months ended March 31, 2008. No significant realized foreign currency transaction gains or losses were recorded for the three months ended March 31, 2007.

In August 2007, we began using foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows. We currently use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases, inter-company payments and other working capital requirements for our Canadian subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of March 31, 2008, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.01 CAD per $1.00. As of March 31, 2008, the notional value of our outstanding forward contracts was approximately $14.7 million with maturities of 1 to 9 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. As of March 31, 2008, the fair value of our foreign currency forward contracts was $0.3 million which are included in prepaid expenses and other current assets on the consolidated balance sheet. Unrealized derivative gains of $0.5 million and realized derivative losses of $21.4 thousand relating to foreign currency forward contracts were recorded within other income, net during the three months ended March 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 1, 2008 through April 21, 2008, we issued 57.0 thousand shares of Class A Common Stock upon the exercise of previously granted employee stock options to employees at a weighted average exercise price of $2.68 per share, for an aggregate amount of consideration of approximately $0.2 million. The following issuances of Class A Common Stock were made on the dates indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
February 1, 2008	21,000	$44,310
February 4, 2008	2,500	26,925
February 12, 2008	6,000	12,660
February 14, 2008	2,500	5,275
February 16, 2008	2,500	5,275
March 6, 2008	3,000	6,330
March 7, 2008	7,500	1,250
March 14, 2008	5,500	33,255
March 31, 2008	750	1,987
April 21, 2008	5,752	15,243

	57,002	$152,510

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

IT EM 5. OTHER INFORMATION

On May 6, 2008, the Company’s stockholders approved the Under Armour, Inc Executive Incentive Compensation Plan (the “Plan”). The Plan provides performance-based incentives to the Company’s executives in a manner that preserves the ability to deduct, for tax purposes, annual incentive compensation paid to the executives.

The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee shall determine the executives that shall participate in the Plan each year. For 2008, the Committee has determined that executives at the level of Vice President and above shall participate in the Plan.

The Committee shall set a performance goal and target award amount for each year. The performance goal shall measure performance of the Company or any subsidiary, division or other unit of the Company for the year based on one or more of the following: revenues, sales, income before income taxes, net income or earnings per share. The Committee shall have the discretion to include or exclude extraordinary items, restructuring charges, accounting changes or any other unusual or nonrecurring items.

After the end of the year, the Committee shall certify, in writing, prior to payment of any award, the attainment of the performance goal for the year. Notwithstanding attainment of the performance goal, the Committee shall have the discretion to reduce or eliminate the award amount based upon the performance of the

Company or the executive or such other factors as the Committee determines in its discretion. The Committee may not increase the amount of such award or waive the achievement of the performance goal.

Award amounts shall be based on a percentage of the executive’s annual base salary or as otherwise determined by the Committee. The maximum award amount that may be paid to any executive under the Plan for any given year shall be $2.5 million. Payment under this plan may be made in cash, stock, restricted stock, other stock-based or stock denominated units, or any other form of consideration or any combination thereof, as determined by the Committee.

The Board may amend or terminate the Plan at any time. Any amendment which requires shareholder approval in order for the Plan to continue to comply with Section 162(m) of the Internal Revenue Code shall not be effective unless the amendment is approved by the Company’s stockholders. A copy of the Plan is attached as Exhibit 10.01.

ITE M 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. Executive Incentive Compensation Plan

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer

Dated: May 7, 2008