Form 10-Q
period 2008-06-30
Under Armour, Inc.
filed 2008-08-06
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Class A Common Stock, $.0003 1/3 par value, 36,726,952 shares outstanding as of July 31, 2008 and Class B Convertible Common Stock, $.0003 1/ 3 par value, 12,500,000 shares outstanding as of July 31, 2008.

UNDER ARMOUR, INC.

June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,325	$40,588
Accounts receivable, net of allowance for doubtful accounts of $1,628 and $1,112 as of June 30, 2008 and December 31, 2007, respectively	102,659	93,515
Inventories	183,909	166,082
Income taxes receivable	5,446	614
Prepaid expenses and other current assets	15,261	11,028
Deferred income taxes	12,599	10,418

Total current assets	333,199	322,245
Property and equipment, net	66,010	52,332
Intangible assets, net	5,697	6,470
Deferred income taxes	8,377	8,173
Other non-current assets	4,170	1,393

Total assets	$417,453	$390,613

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$5,000	$-
Accounts payable	57,803	55,012
Accrued expenses	28,599	36,111
Current maturities of long term debt	7,359	4,111
Current maturities of capital lease obligations	441	465
Deferred income taxes	474	-

Total current liabilities	99,676	95,699
Long term debt, net of current maturities	16,533	9,298
Capital lease obligations, net of current maturities	242	458
Other long term liabilities	10,151	4,673

Total liabilities	126,602	110,128

Commitments and contingencies (see Note 6)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of June 30, 2008 and December 31, 2007; 36,546,579 issued and outstanding as of June 30, 2008, 36,189,564 shares issued and outstanding as of December 31, 2007	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of June 30, 2008 and December 31, 2007	4	4
Additional paid-in capital	168,264	162,362
Retained earnings	122,027	117,782
Unearned compensation	(107)	(182)
Accumulated other comprehensive income	651	507

Total stockholders’ equity	290,851	280,485

Total liabilities and stockholders’ equity	$417,453	$390,613

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$156,677	$120,531	$314,019	$244,860
Cost of goods sold	85,773	61,432	168,280	125,180

Gross profit	70,904	59,099	145,739	119,680
Operating expenses
Selling, general and administrative expenses	67,630	50,934	138,166	95,478

Income from operations	3,274	8,165	7,573	24,202
Other income (expense), net	(786)	1,500	(276)	2,194

Income before income taxes	2,488	9,665	7,297	26,396
Provision for income taxes	1,113	3,953	3,052	10,743

Net income	$1,375	$5,712	$4,245	$15,653

Net income available per common share
Basic	$0.03	$0.12	$0.09	$0.33
Diluted	$0.03	$0.11	$0.09	$0.31

Weighted average common shares outstanding
Basic	48,528	47,975	48,470	47,797
Diluted	49,842	49,885	49,895	49,851

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$4,245	$15,653
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	9,773	6,116
Unrealized foreign currency exchange rate gains	(180)	(992)
Loss on disposal of property and equipment	22	-
Stock-based compensation	3,512	1,737
Deferred income taxes	(1,662)	(4,330)
Changes in reserves for doubtful accounts, returns, discounts and inventories	75	(217)
Changes in operating assets and liabilities:
Accounts receivable	(8,605)	(11,168)
Inventories	(18,179)	(46,278)
Prepaid expenses and other assets	(4,597)	(992)
Accounts payable	2,727	11,353
Accrued expenses and other liabilities	(4,575)	(4,872)
Income taxes payable and receivable	(5,002)	1,497

Net cash used in operating activities	(22,446)	(32,493)

Cash flows from investing activities
Purchase of property and equipment	(19,749)	(16,224)
Purchase of intangible assets	-	(125)
Purchase of trust owned life insurance policies	(2,792)	-
Purchases of short-term investments	-	(62,860)
Proceeds from sales of short-term investments	-	62,860

Net cash used in investing activities	(22,541)	(16,349)

Cash flows from financing activities
Proceeds from revolving credit facility	15,000	-
Payments on revolving credit facility	(10,000)	-
Proceeds from long-term debt	13,214	1,117
Payments on long-term debt	(2,731)	(1,363)
Payments on capital lease obligations	(239)	(504)
Excess tax benefits from stock-based compensation arrangements	1,516	2,802
Proceeds from exercise of stock options and other stock issuances	1,128	1,706

Net cash provided by financing activities	17,888	3,758
Effect of exchange rate changes on cash and cash equivalents	(164)	105

Net decrease in cash and cash equivalents	(27,263)	(44,979)
Cash and cash equivalents
Beginning of period	40,588	70,655

End of period	$13,325	$25,676

Non-cash financing and investing activities
Increase to long term liabilities due to the adoption of FIN 48	$-	$1,597
Purchase of property and equipment through certain obligations	2,735	-

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

1. Description of the Business

Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear and accessories. These products are sold worldwide and worn by athletes at all levels, from youth to professional on playing fields around the globe, as well as by consumers with active lifestyles.

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

Interim Financial Data

The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2008	20.3%	12.9%	4.6%
Six months ended June 30, 2007	19.6%	14.8%	4.9%

Accounts receivable
As of June 30, 2008	26.6%	15.0%	4.6%
As of June 30, 2007	24.3%	17.7%	6.1%

Income Taxes

The Company recorded $1.1 million and $4.0 million of income tax expense for the three months ended June 30, 2008 and 2007, respectively, and $3.1 million and $10.7 million of income tax expense for the six months ended June 30, 2008 and 2007, respectively. The effective rate for income taxes was 41.8% and 40.7% for the six months ended June 30, 2008 and 2007, respectively. The Company’s annual 2008 effective tax rate is expected to be 42.6% compared to the 2007 annual effective tax rate of 41.0%. The increase in the 2008 full year effective tax rate is primarily attributable to an increase in the state income tax rate in Maryland, where the Company’s corporate headquarters is located.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $4.0 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively, and $7.4 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively.

Other Employee Benefits

Effective June 1, 2007, the Company’s Board of Directors approved the Under Armour, Inc. Deferred Compensation Plan (the “Plan”). The Plan allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. Compensation deferrals began for participating employees on January 1, 2008. As of June 30, 2008, the Plan obligation was $2.8 million and was included in other long term liabilities on the consolidated balance sheet.

The Company established a rabbi trust (the “Rabbi Trust”) during the three months ended March 31, 2008, to fund obligations to participants in the Plan. As of June 30, 2008, the assets held in the Rabbi Trust were trust owned life insurance policies (“TOLI”) with a cash-surrender value of $2.9 million. These assets are consolidated in accordance with Emerging Issues Task Force (“EITF”) 97-14, Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested, and are included in other non-current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Plan obligations.

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

Recently Adopted Accounting Standards

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107, Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004). SAB 110 is effective for stock options granted after December 31, 2007. The Company continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first six months of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company adopted SFAS 159 in the first quarter of 2008 and did not choose to apply fair value accounting to any such assets or liabilities.

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

Recently Issued Accounting Standards

In June 2008, the FASB issued the FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by the SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statement disclosures.

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

3. Inventories

Inventories consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007
Finished goods	$188,561	$169,560
Raw materials	802	1,180
Work-in-process	18	208

Subtotal inventories	189,381	170,948
Inventories reserve	(5,472)	(4,866)

Total inventories	$183,909	$166,082

4. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

	June 30, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(2,875)	$5,625	$8,500	$(2,125)	$6,375
Other	125	(53)	72	125	(30)	95

Total	$8,625	$(2,928)	$5,697	$8,625	$(2,155)	$6,470

Intangible assets are amortized using estimated useful lives of 33 months to 68 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $0.4 million for each of the three months ended June 30, 2008 and 2007, and $0.8 million for each of the six months ended June 30, 2008 and 2007. The estimated amortization expense of the Company’s intangible assets is $1.5 million for each of the years ending December 31, 2008 through 2011, and $0.4 million for the year ending December 31, 2012.

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

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if the Company is in compliance with all conditions of the agreement. The Company’s net availability as of June 30, 2008 was above the threshold for compliance with the financial covenants and the Company was in compliance with all covenants as of June 30, 2008.

As of June 30, 2008, $5.0 million was outstanding under the revolving credit facility and the Company’s availability was $95.0 million based on its eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the revolving credit facility was 3.5% and 3.6% for the three and six months ended June 30, 2008, respectively. There was no balance outstanding under the Company’s revolving credit facility during the six months ended June 30, 2007.

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

In May 2008, the Company entered into an additional agreement to finance the acquisition or lease of up to $40.0 million in qualifying capital investments. Loans under this additional agreement are collateralized by a first lien on the assets acquired. This additional agreement is not a committed facility, with each advance under the agreement subject to the lender’s approval.

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, is considered an event of default under these agreements. As of June 30, 2008 and December 31, 2007, the outstanding principal balance was $23.9 million and $13.4 million, respectively, under these agreements. The weighted average interest rate on outstanding borrowings was 6.0% and 6.6% for the three months ended June 30, 2008 and 2007, respectively, and 6.3% and 6.6% for the six months ended June 30, 2008 and 2007, respectively.

The following is a schedule of future principal and interest payments on long term debt as of June 30, 2008:

(In thousands)	June 30, 2008
July 1 - December 31, 2008	$4,394
2009	8,041
2010	7,736
2011	3,888
2012 and thereafter	2,326

Total future payments on long term debt	26,385
Less amount representing interest	(2,493)

Total principal payments on long term debt	23,892
Less current maturities of long term debt	(7,359)

Long term debt obligations	$16,533

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

(In thousands)	June 30, 2008
July 1 - December 31, 2008	$7,813
2009	19,683
2010	17,790
2011	14,249
2012 and thereafter	4,378

Total future minimum sponsorship and other marketing payments	$63,913

The amounts listed above are the minimum obligations required to be paid under the Company’s sponsorship and other marketing agreements. The amounts listed above do not include additional incentives based on performance achievements while wearing or using the Company’s products and product supply obligations provided under some of these agreements.

Other

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination of employment without cause or for good reason, including following a change in control of the Company.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and liabilities measured at fair value as of June 30, 2008 are set forth in the table below:

(In thousands)
Description	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 10)	$-	$88	$-
TOLI held by the Rabbi Trust (see Note 2)	-	2,874	-
The Plan obligations (see Note 2)	-	(2,818)	-

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and are purchased in substantially the same amounts as the participants’ selected investments, which represent the underlying liabilities to participants in the Plan. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

8. Other Income (Expense), Net

The components of other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Interest income	$61	$495	$274	$1,248
Interest expense	(358)	(161)	(661)	(325)
Unrealized foreign currency exchange rate gains	57	887	180	992
Realized foreign currency exchange rate gains (losses)	(354)	279	(392)	279
Unrealized derivative gains (losses)	(190)	-	347	-
Realized derivative losses	(2)	-	(24)	-

Total other income (expense), net	$(786)	$1,500	$(276)	$2,194

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

The fair value of each of the stock options noted above was $21.84 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the 2007 Form 10-K. As permitted by SAB 110, the Company used the “simplified method” to calculate the expected term for stock options granted during the period since it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

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

As of June 30, 2008, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases was approximately $13.9 million with maturities of 1 to 8 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. As of June 30, 2008, the fair value of the Company’s foreign currency forward contracts was $0.1 million which is included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements of the Company’s foreign currency forward contracts. Other income (expense), net included unrealized losses of $0.2 million for the three months ended June 30, 2008, unrealized gains of $0.3 million for the six months ended June 30, 2008, and realized losses of $2.5 thousand and $23.9 thousand for the three and six months ended June 30, 2008, respectively, relating to foreign currency forward contracts.

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

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator
Net income	$1,375	$5,712	$4,245	$15,653

Denominator
Weighted average common shares outstanding	48,528	47,975	48,470	47,797
Effect of dilutive securities	1,314	1,910	1,425	2,054

Weighted average common shares and dilutive securities outstanding	49,842	49,885	49,895	49,851

Earnings per share - basic	$0.03	$0.12	$0.09	$0.33
Earnings per share - diluted	$0.03	$0.11	$0.09	$0.31

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock awards, restricted stock units and warrants representing 1.4 million and 174.2 thousand shares of common stock were outstanding for the three months ended June 30, 2008 and 2007, respectively, and stock options, restricted stock awards, restricted stock units and warrants representing 1.0 million and 152.0 thousand shares of common stock were outstanding for the six months ended June 30, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Men’s	$65,028	$61,014	$147,149	$129,479
Women’s	21,221	18,504	54,782	43,194
Youth	9,958	7,727	23,464	18,218

Total apparel	96,207	87,245	225,395	190,891
Footwear	45,966	20,089	62,564	31,928
Accessories	7,272	7,098	13,368	12,372

Total net sales	149,445	114,432	301,327	235,191
License revenues	7,232	6,099	12,692	9,669

Total net revenues	$156,677	$120,531	$314,019	$244,860

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
United States	$146,099	$114,008	$290,271	$228,433
Canada	6,138	4,641	14,159	9,418

Subtotal	152,237	118,649	304,430	237,851
Other foreign countries	4,440	1,882	9,589	7,009

Total net revenues	$156,677	$120,531	$314,019	$244,860

During the six months ended June 30, 2008 and 2007, substantially all of the Company’s long-lived assets were located in the United States.

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

The forward-looking statements contained in this Form 10-Q and any documents that may be incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “2007 Form 10-K”) or in this Form 10-Q, if included herein, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	our ability to forecast and manage our growth effectively;

•	our ability to develop and launch effectively new and updated products;

•	our ability to accurately forecast consumer demand for our products;

•	changes in general economic or market conditions;

•	our ability to obtain the financing required to grow our business;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	reduced demand for sporting goods and apparel generally;

•	failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology;

•	our ability to attract and maintain the services of our senior management and key employees; and

•	our ability to maintain effective internal controls.

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. Our mission is to make all athletes better through science, passion and the relentless pursuit of innovation. The brand’s moisture-wicking synthetic fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional natural fiber products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles.

Our net revenues have grown to $606.6 million in 2007 from $115.4 million in 2003. We reported net revenues of $314.0 million for the first six months of 2008, which represented a 28% increase from the first six months of 2007. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth apparel products, footwear and accessories. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new products, building our direct to consumer sales channel and building our brand internationally. Our direct to consumer channel includes sales through our website, catalog and retail outlet and specialty stores. New product offerings included the May 2008 introduction of performance training footwear, which we began shipping in the first quarter of 2008, and will include running footwear which will be introduced in the first quarter of 2009. In addition, we have entered into strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in approximately 17,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee and through our distributors located in other foreign countries.

General

Net revenues comprise both net sales and license revenues. Net sales comprise our five primary product categories, which are men’s, women’s and youth apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, hats, bags, eyewear and other accessories, as well as the distribution of our products in Japan.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, and write downs for inventory obsolescence. The fabrics in our products are made of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound freight costs, could be affected by long term pricing trends of oil. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues.

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $4.0 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively, and $7.4 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. Historically, our marketing investments were within the range of 10% to 12% of net revenues. For the full year 2008, we expect to increase our investments in marketing to the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale and direct to consumer channels, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

Other income (expense), net consists of interest income, interest expense, unrealized and realized gains and losses on our derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Net revenues	$156,677	$120,531	$314,019	$244,860
Cost of goods sold	85,773	61,432	168,280	125,180

Gross profit	70,904	59,099	145,739	119,680
Selling, general and administrative expenses	67,630	50,934	138,166	95,478

Income from operations	3,274	8,165	7,573	24,202
Other income (expense), net	(786)	1,500	(276)	2,194

Income before income taxes	2,488	9,665	7,297	26,396
Provision for income taxes	1,113	3,953	3,052	10,743

Net income	$1,375	$5,712	$4,245	$15,653

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.7	51.0	53.6	51.1

Gross profit	45.3	49.0	46.4	48.9
Selling, general and administrative expenses	43.2	42.2	44.0	39.0

Income from operations	2.1	6.8	2.4	9.9
Other income (expense), net	(0.5)	1.2	(0.1)	0.9

Income before income taxes	1.6	8.0	2.3	10.8
Provision for income taxes	0.7	3.3	0.9	4.4

Net income	0.9%	4.7%	1.4%	6.4%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net revenues increased $36.2 million, or 30.0%, to $156.7 million for the three months ended June 30, 2008 from $120.5 million for the same period in 2007. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below:

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
(In thousands)
Men’s	$65,028	$61,014	$4,014	6.6%
Women’s	21,221	18,504	2,717	14.7
Youth	9,958	7,727	2,231	28.9

Total apparel	96,207	87,245	8,962	10.3
Footwear	45,966	20,089	25,877	128.8
Accessories	7,272	7,098	174	2.5

Total net sales	149,445	114,432	35,013	30.6
License revenues	7,232	6,099	1,133	18.6

Total net revenues	$156,677	$120,531	$36,146	30.0%

Net sales increased $35.0 million, or 30.6%, to $149.4 million for the three months ended June 30, 2008 from $114.4 million during the same period in 2007 as noted in the table above. The increase in net sales primarily reflects:

•	$25.9 million, or 128.8%, increase in footwear sales driven primarily by our performance training footwear launch;

•	continued unit volume growth in certain existing apparel products, such as golf, team, underwear, women’s fitness and youth training products;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period; and

•	product introductions subsequent to June 30, 2007 in multiple product categories, most significantly in our training and golf categories.

License revenues increased $1.1 million, or 18.6%, to $7.2 million for the three months ended June 30, 2008 from $6.1 million during the same period in 2007. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $11.8 million to $70.9 million for the three months ended June 30, 2008 from $59.1 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, decreased 370 basis points to 45.3% for the three months ended June 30, 2008 compared to 49.0% during the same period in 2007. The decrease in gross margin percentage was primarily driven by the following:

•	significantly higher sales of footwear year over year which have lower margins than our apparel products, accounting for an approximate 310 basis point decrease;

•

less favorable apparel product mix relative to margins, along with slightly higher inbound transportation costs and a discount to customers on a few discontinued styles, accounting for an approximate 180 basis point decrease; partially offset by

•	increased sales through our direct to consumer channel which produces higher margins, along with increased license revenues, accounting for an approximate 100 basis point increase; and

•	decreased sales returns and markdown allowances, along with lower inventory reserves, accounting for an approximate 20 basis point increase.

Selling, general and administrative expenses increased $16.7 million to $67.6 million for the three months ended June 30, 2008 from $50.9 million for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 43.2% for the three months ended June 30, 2008 from 42.2% for the same period in 2007. These changes were primarily attributable to the following:

•

Marketing costs increased $6.2 million to $22.5 million for the three months ended June 30, 2008 from $16.3 million for the same period in 2007 primarily due to our print and in-store brand marketing campaign for the introduction of our performance training footwear, increased marketing costs for specific customers, sponsorship of new teams on the collegiate level and increased personnel costs. As a percentage of net revenues, marketing costs increased to 14.4% for the three months ended June 30, 2008 from 13.5% for the same period in 2007 primarily due to the items noted above, partially offset by lower media expenditures as a percentage of net revenues in 2008.

•

Selling costs increased $4.3 million to $13.3 million for the three months ended June 30, 2008 from $9.0 million for the same period in 2007. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel, along with additional personnel in our domestic and international sales force. As a percentage of net revenues, selling costs increased to 8.5% for the three months ended June 30, 2008 from 7.5% for the same period in 2007 due to the continued expansion of our direct to consumer channel.

•

Product innovation and supply chain costs increased $3.5 million to $15.3 million for the three months ended June 30, 2008 from $11.8 million for the same period in 2007 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 9.8% for the three months ended June 30, 2008 and 2007.

•

Corporate services costs increased $2.7 million to $16.5 million for the three months ended June 30, 2008 from $13.8 million for the same period in 2007. This increase was attributable primarily to higher company-wide stock-based compensation, post-implementation consulting costs and depreciation expense related to our new warehouse management system and increased corporate costs relating to the continued expansion of our network of retail stores. As a percentage of net revenues, corporate services costs decreased to 10.5% for the three months ended June 30, 2008 from 11.4% for the same period in 2007 primarily due to lower corporate personnel costs partially offset by higher company-wide stock-based compensation as a percentage of net revenues in 2008.

Income from operations decreased $4.9 million, or 59.9%, to $3.3 million for the three months ended June 30, 2008 from $8.2 million for the same period in 2007. Income from operations as a percentage of net revenues decreased to 2.1% for the three months ended June 30, 2008 from 6.8% for the same period in 2007. This decrease was a result of a decrease in gross profit and an increase in selling, general and administrative expenses as a percentage of net revenues as discussed above.

Other income (expense), net decreased $2.3 million to ($0.8) million for the three months ended June 30, 2008 from $1.5 million for the same period in 2007. This decrease was primarily due to unrealized and realized foreign currency exchange rate net losses for the three months ended June 30, 2008 as compared to unrealized and realized foreign currency exchange rate gains for the same period in 2007. In addition lower interest income was earned during the three months ended June 30, 2008 as compared to the same period in 2007.

Provision for income taxes decreased $2.9 million to $1.1 million for the three months ended June 30, 2008 from $4.0 million for the same period in 2007. For the three months ended June 30, 2008, our effective tax rate was 44.7% compared to 40.9% for the same period in 2007. Our annual 2008 effective tax rate is expected to be 42.6% compared to the 2007 annual effective tax rate of 41.0%. The increase in the 2008 full year effective tax rate is primarily attributable to an increase in the state income tax rate in Maryland, where our corporate headquarters is located.

Net income decreased $4.3 million to $1.4 million for the three months ended June 30, 2008 from $5.7 million for the same period in 2007, as a result of the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net revenues increased $69.1 million, or 28.2%, to $314.0 million for the six months ended June 30, 2008 from $244.9 million for the same period in 2007. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below:

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
(In thousands)
Men’s	$147,149	$129,479	$17,670	13.6%
Women’s	54,782	43,194	11,588	26.8
Youth	23,464	18,218	5,246	28.8

Total apparel	225,395	190,891	34,504	18.1
Footwear	62,564	31,928	30,636	96.0
Accessories	13,368	12,372	996	8.1

Total net sales	301,327	235,191	66,136	28.1
License revenues	12,692	9,669	3,023	31.3

Total net revenues	$314,019	$244,860	$69,159	28.2%

Net sales increased $66.1 million, or 28.1%, to $301.3 million for the six months ended June 30, 2008 from $235.2 million during the same period in 2007 as noted in the table above. The increase in net sales primarily reflects:

•	$30.6 million, or 96.0%, increase in footwear sales driven primarily by our performance training footwear launch;

•	continued unit volume growth in certain existing apparel products, such as training, golf, team, women’s fitness and youth training products;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period; and

•	product introductions subsequent to June 30, 2007 in multiple product categories, most significantly in our training, golf and running categories.

License revenues increased $3.0 million, or 31.3%, to $12.7 million for the six months ended June 30, 2008 from $9.7 million during the same period in 2007. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $26.0 million to $145.7 million for the six months ended June 30, 2008 from $119.7 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, decreased 250 basis points to 46.4% for the six months ended June 30, 2008 compared to 48.9% during the same period in 2007. The decrease in gross margin percentage was primarily driven by the following:

•	higher sales of footwear year over year which have lower margins than our apparel products, accounting for an approximate 180 basis point decrease;

•	less favorable apparel product mix relative to margins, along with slightly higher inbound transportation costs, accounting for an approximate 100 basis point decrease;

•	increased inventory reserves driven primarily by certain glove quantities in excess of our anticipated sales forecast, accounting for an approximate 50 basis point decrease; partially offset by

•	increased sales through our direct to consumer channel which produces higher margins, along with increased license revenues, accounting for an approximate 80 basis point increase.

Selling, general and administrative expenses increased $42.7 million to $138.2 million for the six months ended June 30, 2008 from $95.5 million for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 44.0% for the six months ended June 30, 2008 from 39.0% for the same period in 2007. These changes were primarily attributable to the following:

•

Marketing costs increased $20.4 million to $50.5 million for the six months ended June 30, 2008 from $30.1 million for the same period in 2007 primarily due to our film, print and in-store brand marketing campaign for the introduction of our performance training footwear, increased marketing costs for specific customers, sponsorship of new teams and athletes on the collegiate and professional levels and increased personnel costs. As a percentage of net revenues, marketing costs increased to 16.1% for the six months ended June 30, 2008 from 12.3% for the same period in 2007 primarily due to the items noted above.

•

Selling costs increased $6.6 million to $25.2 million for the six months ended June 30, 2008 from $18.6 million for the same period in 2007. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel, along with additional personnel in our domestic and international sales force. As a percentage of net revenues, selling costs increased to 8.0% for the six months ended June 30, 2008 from 7.6% for the same period in 2007 due to the continued expansion of our direct to consumer channel, partially offset by leverage experienced from our apparel sales force with our growth in net revenues.

•

Product innovation and supply chain costs increased $8.5 million to $30.2 million for the six months ended June 30, 2008 from $21.7 million for the same period in 2007 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs increased to 9.6% for the six months ended June 30, 2008 from 8.9% for the same period in 2007 primarily due to the items noted above.

•

Corporate services costs increased $7.2 million to $32.3 million for the six months ended June 30, 2008 from $25.1 million for the same period in 2007. This increase was attributable primarily to additional corporate facility personnel and operating costs to support our growth, higher company-wide stock-based compensation, post-implementation consulting costs and depreciation expense related to our new warehouse management system and increased corporate costs relating to the continued expansion of our network of retail stores. As a percentage of net revenues, corporate services costs increased slightly to 10.3% for the six months ended June 30, 2008 from 10.2% for the same period in 2007 primarily due to higher stock-based compensation, partially offset by lower corporate personnel costs as a percentage of net revenues in 2008.

Income from operations decreased $16.6 million, or 68.7%, to $7.6 million for the six months ended June 30, 2008 from $24.2 million for the same period in 2007. Income from operations as a percentage of net revenues decreased to 2.4% for the six months ended June 30, 2008 from 9.9% for the same period in 2007. This decrease was a result of an increase in selling, general and administrative expenses, primarily related to marketing costs, and a decrease in gross profit as a percentage of net revenues as discussed above.

Other income (expense), net decreased $2.5 million to ($0.3) million for the six months ended June 30, 2008 from $2.2 million for the same period in 2007. This decrease was primarily due to unrealized and realized foreign currency exchange rate net losses, partially offset by unrealized derivative financial instrument gains, for the six months ended June 30, 2008 as compared to unrealized and realized foreign currency exchange rate gains for the same period in 2007. In addition, lower interest income was earned during the six months ended June 30, 2008 as compared to the same period in 2007.

Provision for income taxes decreased $7.6 million to $3.1 million for the six months ended June 30, 2008 from $10.7 million for the same period in 2007. For the six months ended June 30, 2008, our effective tax rate was 41.8% compared to 40.7% for the same period in 2007. Our annual 2008 effective tax rate is expected to be 42.6% compared to the 2007 annual effective tax rate of 41.0%. The increase in the 2008 full year effective tax rate is primarily attributable to an increase in the state income tax rate in Maryland, where our corporate headquarters is located.

Net income decreased $11.5 million to $4.2 million for the six months ended June 30, 2008 from $15.7 million for the same period in 2007, as a result of the factors described above.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. During 2008, a larger portion of our income from operations will be in the last two quarters of 2008 partially due to the shift in the timing of planned marketing investments to the first two quarters of 2008. The majority of our net revenues were generated during the last two quarters of 2007, 2006 and 2005. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the historical high percentage of income from operations and net revenues in the second half of the year may have been in part due to our significant growth in net revenues.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. Since 2007, we have funded a portion of our working capital (primarily inventory) and capital investments from cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our capital investments have included expanding our in-store fixture program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail stores, the investment and improvements in a company-wide Enterprise Resource Planning (“ERP”) system and the implementation of our new warehouse management system.

During 2007, our inventory strategy included increasing inventory levels to meet the anticipated consumer demand for our products. This included being in stock in core product offerings, which are products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, our inventory strategy included shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores. In 2008, we continue to focus on meeting consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our production planning process. Based on these initiatives, we expect our year over year inventory growth rate to decelerate as we move through the remainder of 2008.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We anticipate that our business will require additional capital to meet our longer term liquidity and future growth needs.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2008	2007
Net cash (used in) provided by:
Operating activities	$(22,446)	$(32,493)
Investing activities	(22,541)	(16,349)
Financing activities	17,888	3,758
Effect of exchange rate changes on cash and cash equivalents	(164)	105

Net decrease in cash and cash equivalents	$(27,263)	$(44,979)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accrued expenses and accounts payable.

Cash used in operating activities decreased $10.1 million to $22.4 million for the six months ended June 30, 2008 from $32.5 million during the same period in 2007. The reduction in cash used in operating activities was due to decreased cash outflows from operating assets and liabilities of $12.3 million and increased non-cash items of $9.2 million period over period, partially offset by a decrease in net income of $11.4 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a lower increase in inventory levels of $28.1 million, primarily driven by the operational initiatives put in place to improve our inventory management; partially offset by

•	a lower increase in accounts payable of $8.6 million primarily due to the lower increase in inventory levels; and

•	a higher increase in income taxes receivable of $6.5 million in the six months of 2008 as compared to the first six months of 2007.

Positive adjustments to net income for non-cash items increased in the six months ended June 30, 2008 as compared to the same period of the prior year primarily as a result of higher depreciation and amortization expense relating to information technology initiatives, branded concept shops and the improvements to our distribution facilities, a lower increase in deferred income tax assets, and higher stock-based compensation expense.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $6.2 million to $22.5 million for the six months ended June 30, 2008 from $16.3 million for the same period in 2007. This increase in cash used in investing activities is primarily due to the additional investments in our branded concept shops, in-store fixtures and our retail stores and website, as well as the purchase of trust owned life insurance policies. This increase is partially offset by lower investments in our distribution facilities period over period.

Capital investments for the full year 2008 are anticipated to be in the range of $40.0 to $42.0 million, which will include investments in our branded concept shops and in-store fixtures and upgrades and improvements to our information technology infrastructure, including additional investments in our ERP system specific to inventory and financial planning and in our website. In addition, capital expenditures for the full year 2008 will include improvements to our existing distribution facilities, the build out of new outlet and specialty retail stores and additional general corporate improvements to support our growth.

Financing Activities

Cash provided by financing activities increased $14.1 million to $17.9 million for the six months ended June 30, 2008 from $3.8 million for the same period in 2007. This increase was primarily due to additional net proceeds received from long term debt and the revolving credit facility, partially offset by lower excess tax benefits from stock-based compensation arrangements.

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

As of June 30, 2008, $5.0 million was outstanding under the revolving credit facility and our availability was $95.0 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the revolving credit facilities was 3.5% and 3.6% for the three and six months ended June 30, 2008, respectively. There was no balance outstanding under our revolving credit facility during the six months ended June 30, 2007.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a certain leverage ratio and fixed charge coverage ratio as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount under certain conditions even if we are in compliance with all conditions of the agreement. Our net availability as of June 30, 2008 was above the threshold for compliance with the financial covenants, and we were in compliance with all covenants as of June 30, 2008.

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

In May 2008, we entered into an additional agreement to finance the acquisition or lease of up to $40.0 million in qualifying capital investments. Loans under this additional agreement are collateralized by a first lien on the assets acquired. This additional agreement is not a committed facility, with each advance under the agreement subject to the lender’s approval.

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, will be considered an event of default under these agreements. At June 30, 2008 and December 31, 2007, the outstanding principal balance was $23.9 million and $13.4 million, respectively, under these agreements. The weighted average interest rate on outstanding borrowings was 6.0% and 6.6% for the three months ended June 30, 2008 and 2007, respectively, and 6.3% and 6.6% for the six months ended June 30, 2008 and 2007, respectively.

The following is a schedule of future principal and interest payments on long term debt as of June 30, 2008:

(In thousands)	June 30, 2008
July 1 - December 31, 2008	$4,394
2009	8,041
2010	7,736
2011	3,888
2012 and thereafter	2,326

Total future payments on long term debt	26,385
Less amount representing interest	(2,493)

Total principal payments on long term debt	23,892
Less current maturities of long term debt	(7,359)

Long term debt obligations	$16,533

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

(In thousands)	June 30, 2008
July 1 - December 31, 2008	$7,813
2009	19,683
2010	17,790
2011	14,249
2012 and thereafter	4,378

Total future minimum sponsorship and other marketing payments	$63,913

The amounts listed above are the minimum obligations required to be paid under our sponsorship and other marketing agreements. The amounts listed above do not include additional incentives based on performance achievements while wearing or using our products and product supply obligations provided under some of these agreements. The other contractual commitments and contingencies included in our 2007 Form 10-K have not materially changed.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2007 Form 10-K. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2007 Form 10-K. There have been no significant changes to our critical accounting policies during the first six months of 2008.

Recently Adopted Accounting Standards

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107, Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004). SAB 110 is effective for stock options granted after December 31, 2007. We continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first six months of 2008. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares of Class A Common Stock have been publicly traded.

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

Recently Issued Accounting Standards

In June 2008, the FASB issued the FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by the SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting EITF 07-5 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statement disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In August 2007, we began using foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows. We currently use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases, inter-company payments and other working capital requirements for our Canadian subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of June 30, 2008, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.02 CAD per $1.00. As of June 30, 2008, the notional value of our outstanding forward contracts was approximately $13.9 million with maturities of 1 to 8 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of June 30, 2008, the fair value of our foreign currency forward contracts was $0.1 million which are included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Unrealized foreign currency exchange rate gains	$57	$887	$180	$992
Realized foreign currency exchange rate gains (losses)	(354)	279	(392)	279
Unrealized derivative gains (losses)	(190)	-	347	-
Realized derivative losses	(2)	-	(24)	-

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

The following change occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting. We are in the process of implementing a new warehouse management system to replace our legacy warehouse management system. This system became operational in April 2008 and we are making appropriate changes to internal controls and procedures as the implementation progresses.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From May 1, 2008 through July 11, 2008, we issued 112.7 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $2.30 per share, for an aggregate amount of consideration of approximately $259.6 thousand. The following issuances of Class A Common Stock were made on the dates indicated at exercise prices totaling the aggregate amount of consideration set forth in the following table:

Date	Number of Shares Issued	Aggregate Amount of Exercise Price
May 1, 2008	6,230	$24,670
May 2, 2008	41,250	109,313
May 5, 2008	150	398
May 9, 2008	4,250	21,412
May 14, 2008	50	132
May 15, 2008	6,000	15,900
May 19, 2008	2,954	7,828
May 21, 2008	1,500	3,975
May 23, 2008	2,000	5,300
May 29, 2008	500	1,325
May 30, 2008	7,500	19,875
June 2, 2008	650	1,722
June 12, 2008	4,700	2,522
June 13, 2008	200	530
July 1, 2008	10,000	21,100
July 2, 2008	14,750	2,459
July 11, 2008	10,000	21,100

	112,684	$259,561

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

The Company’s 2008 Annual Meeting of Stockholders was held on May 6, 2008.

The stockholders elected the following nominees to the Company’s Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

	Number of Votes
Director	For	Withheld
Kevin A. Plank	158,031,260	249,928
Byron K. Adams, Jr.	158,088,230	192,958
Douglas E. Coltharp	158,117,350	163,838
A.B. Krongard	158,128,355	152,833
William R. McDermott	148,601,895	9,679,293
Harvey L. Sanders	158,077,015	204,173
Thomas J. Sippel	158,134,578	146,610

The stockholders approved the New Executive Annual Incentive Plan. There were 156,983,667 affirmative votes, 1,202,820 negative votes and 94,697 abstentions.

The stockholders approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. There were 158,172,247 affirmative votes, 55,139 negative votes and 53,797 abstentions.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between David McCreight and the Company

10.02	Form of Performance-Based Stock Option Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan

10.03	Restricted Stock Grant Agreement between the Company and David McCreight

10.04	First Amendment dated June 4, 2008 to the office lease by and between 1450 Beason Street LLC and the Company dated December 14, 2007

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer

Dated: August 6, 2008