Form 10-Q
period 2008-09-30
Under Armour, Inc.
filed 2008-11-05
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Class A Common Stock, $.0003 1 /3 par value, 36,791,229 shares outstanding as of October 31, 2008 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of October 31, 2008.

UNDER ARMOUR, INC.

September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,152	$40,588
Accounts receivable, net of allowance for doubtful accounts of $2,200 and $1,112 as of September 30, 2008 and December 31, 2007, respectively	151,086	93,515
Inventories	163,612	166,082
Income taxes receivable	-	614
Prepaid expenses and other current assets	19,571	11,028
Deferred income taxes	13,364	10,418

Total current assets	387,785	322,245
Property and equipment, net	70,645	52,332
Intangible assets, net	5,877	6,470
Deferred income taxes	6,703	8,173
Other non-current assets	3,876	1,393

Total assets	$474,886	$390,613

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$15,000	$-
Accounts payable	63,265	55,012
Accrued expenses	33,201	36,111
Income taxes payable	10,238	-
Current maturities of long term debt	7,192	4,111
Current maturities of capital lease obligations	410	465
Deferred income taxes	418	-

Total current liabilities	129,724	95,699
Long term debt, net of current maturities	14,805	9,298
Capital lease obligations, net of current maturities	157	458
Other long term liabilities	10,425	4,673

Total liabilities	155,111	110,128

Commitments and contingencies (see Note 6)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of September 30, 2008 and December 31, 2007; 36,785,067 issued and outstanding as of September 30, 2008, 36,189,564 shares issued and outstanding as of December 31, 2007	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of September 30, 2008 and December 31, 2007	4	4
Additional paid-in capital	171,579	162,362
Retained earnings	147,690	117,782
Unearned compensation	(82)	(182)
Accumulated other comprehensive income	572	507

Total stockholders’ equity	319,775	280,485

Total liabilities and stockholders’ equity	$474,886	$390,613

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$231,946	$186,863	$545,965	$431,723
Cost of goods sold	113,679	92,346	281,959	217,526

Gross profit	118,267	94,517	264,006	214,197
Operating expenses
Selling, general and administrative expenses	71,788	60,708	209,954	156,186

Income from operations	46,479	33,809	54,052	58,011
Other income (expense), net	(1,736)	674	(2,012)	2,868

Income before income taxes	44,743	34,483	52,040	60,879
Provision for income taxes	19,080	14,453	22,132	25,196

Net income	$25,663	$20,030	$29,908	$35,683

Net income available per common share
Basic	$0.53	$0.42	$0.62	$0.74
Diluted	$0.51	$0.40	$0.60	$0.71

Weighted average common shares outstanding
Basic	48,647	48,183	48,529	47,926
Diluted	49,934	50,085	49,908	49,929

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited; in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	36,190	$12	12,500	$4	$162,362	$117,782	$(182)	$507		$280,485
Exercise of stock options	210	-	-	-	648	-	-	-		648
Issuance of Class A Common Stock, net of forfeitures	385	-	-	-	909	-	-	-		909
Stock-based compensation expense	-	-	-	-	5,778	-	100	-		5,878
Net excess tax benefits from stock-based compensation arrangements	-	-	-	-	1,882	-	-	-		1,882
Comprehensive income:
Net income	-	-	-	-	-	29,908	-	-	$29,908
Foreign currency translation adjustment, net of tax $5	-	-	-	-	-	-	-	65	65

Comprehensive income									$29,973	29,973

Balance as of September 30, 2008	36,785	$12	12,500	$4	$171,579	$147,690	$(82)	$572		$319,775

Balance as of December 31, 2006	34,556	$12	13,250	$4	$148,562	$66,376	$(463)	$(103)		$214,388
Exercise of stock options	585	-	-	-	1,886	-	-	-		1,886
Issuance of Class A Common Stock, net of forfeitures	201	-	-	-	727	-	-	-		727
Stock-based compensation expense	-	-	-	-	2,732	-	234	-		2,966
Net excess tax benefits from stock-based compensation arrangements	-	-	-	-	5,820	-	-	-		5,820
Effect of adoption of FIN 48	-	-	-	-	-	(1,152)	-	-		(1,152)
Comprehensive income:
Net income	-	-	-	-	-	35,683	-	-	$35,683
Foreign currency translation adjustment, net of tax $302	-	-	-	-	-	-	-	461	461

Comprehensive income									$36,144	36,144

Balance as of September 30, 2007	35,342	$12	13,250	$4	$159,727	$100,907	$(229)	$358		$260,779

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$29,908	$35,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,483	9,996
Unrealized foreign currency exchange rate (gains) losses	1,517	(2,321)
Loss on disposal of property and equipment	29	-
Stock-based compensation	5,878	2,966
Deferred income taxes	(1,166)	(6,309)
Changes in reserves for doubtful accounts, returns, discounts and inventories	2,704	6,505
Changes in operating assets and liabilities:
Accounts receivable	(60,777)	(59,792)
Inventories	1,430	(70,881)
Prepaid expenses and other assets	(8,705)	(4,929)
Accounts payable	8,623	23,940
Accrued expenses and other liabilities	772	8,309
Income taxes payable and receivable	10,857	9,933

Net cash provided by (used in) operating activities	6,553	(46,900)

Cash flows from investing activities
Purchase of property and equipment	(30,848)	(26,237)
Purchase of intangible assets	-	(125)
Purchase of trust owned life insurance policies	(2,868)	-
Proceeds from sales of property and equipment	7	-
Purchases of short term investments	-	(62,860)
Proceeds from sales of short term investments	-	62,860

Net cash used in investing activities	(33,709)	(26,362)

Cash flows from financing activities
Proceeds from revolving credit facility	30,000	14,000
Payments on revolving credit facility	(15,000)	(4,000)
Proceeds from long term debt	13,214	1,117
Payments on long term debt	(4,626)	(2,085)
Payments on capital lease obligations	(355)	(674)
Excess tax benefits from stock-based compensation arrangements	1,891	5,820
Proceeds from exercise of stock options and other stock issuances	1,557	2,613

Net cash provided by financing activities	26,681	16,791
Effect of exchange rate changes on cash and cash equivalents	39	289

Net decrease in cash and cash equivalents	(436)	(56,182)
Cash and cash equivalents
Beginning of period	40,588	70,655

End of period	$40,152	$14,473

Non-cash financing and investing activities
Increase to long term liabilities due to the adoption of FIN 48	$-	$1,597
Purchase of property and equipment through certain obligations	1,769	-

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

Interim Financial Data

The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2008	20.0%	13.8%	4.3%
Nine months ended September 30, 2007	19.5%	13.2%	4.6%

Accounts receivable
As of September 30, 2008	26.5%	14.1%	4.1%
As of September 30, 2007	23.7%	13.5%	4.6%

Income Taxes

The Company recorded $19.1 million and $14.5 million of income tax expense for the three months ended September 30, 2008 and 2007, respectively, and $22.1 million and $25.2 million of income tax expense for the nine months ended September 30, 2008 and 2007, respectively. The effective rate for income taxes was 42.5% and 41.4% for the nine months ended September 30, 2008 and 2007, respectively. The Company’s annual 2008 effective tax rate is expected to be 42.7% compared to the 2007 annual effective tax rate of 41.0%. The increase in the 2008 full year effective tax rate is primarily attributable to an increase in the state income tax rate in Maryland, where the Company’s corporate headquarters is located.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $5.0 million and $4.4 million for the three months ended September 30, 2008 and 2007, respectively, and $12.5 million and $9.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Other Employee Benefits

Effective June 1, 2007, the Company’s Board of Directors approved the Under Armour, Inc. Deferred Compensation Plan (the “Plan”). The Plan allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. Compensation deferrals began for participating employees on January 1, 2008. As of September 30, 2008, the Plan obligation was $2.6 million and was included in other long term liabilities on the consolidated balance sheet.

The Company established a rabbi trust (the “Rabbi Trust”) during the three months ended March 31, 2008, to fund obligations to participants in the Plan. As of September 30, 2008, the assets held in the Rabbi Trust were trust owned life insurance policies (“TOLI”) with a cash-surrender value of $2.6 million. These assets are consolidated in accordance with Emerging Issues Task Force (“EITF”) 97-14, Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested, and are included in other non-current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Plan obligations.

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

Recently Adopted Accounting Standards

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107, Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the Statement of Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004). SAB 110 is effective for stock options granted after December 31, 2007. The Company continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first nine months of 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP EITF 03-6-1 will have a material impact on its computation of earnings per share.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007
Finished goods	$167,801	$169,560
Raw materials	784	1,180
Work-in-process	8	208

Subtotal inventories	168,593	170,948
Inventories reserve	(4,981)	(4,866)

Total inventories	$163,612	$166,082

4. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

	September 30, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(3,250)	$5,250	$8,500	$(2,125)	$6,375
Other	725	(98)	627	125	(30)	95

Total	$9,225	$(3,348)	$5,877	$8,625	$(2,155)	$6,470

Intangible assets are amortized using estimated useful lives of 33 months to 89 months with no residual value. Amortization expense, which is primarily included in selling, general and administrative expenses, was $0.4 million for each of the three months ended September 30, 2008 and 2007, and $1.2 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. The estimated amortization expense of the Company’s intangible assets is $1.6 million for each of the years ending December 31, 2008 through 2011, and $0.5 million for the year ending December 31, 2012.

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

If net availability under the financing agreement falls below a certain threshold as defined in the agreement, the Company would be required to maintain a maximum leverage ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10 to 1.25 as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount even if the Company is in compliance with all conditions of the agreement, based on negative forecasts, trends or other circumstances that the lenders reasonably determine could negatively impact the Company or its business, profits, operations, financial condition or assets. The Company’s net availability as of September 30, 2008 was well above the threshold for compliance with the financial covenants and the Company was substantially below the maximum leverage ratio and substantially above the minimum fixed charge coverage ratio as of September 30, 2008.

As of September 30, 2008, $15.0 million was outstanding under the revolving credit facility, and the Company’s net availability was $85.0 million based on its eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the revolving credit facility was 3.5% and 6.8% for the three months ended September 30, 2008 and 2007, respectively, and 3.5% and 6.8% for the nine months ended September 30, 2008 and 2007, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, is considered an event of default under these agreements. As of September 30, 2008 and December 31, 2007, the outstanding principal balance was $22.0 million and $13.4 million, respectively, under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9% and 6.6% for the three months ended September 30, 2008 and 2007, respectively, and 6.1% and 6.6% for the nine months ended September 30, 2008 and 2007, respectively.

The following is a schedule of future principal and interest payments on long term debt as of September 30, 2008:

(In thousands)
October 1 - December 31, 2008	$2,171
2009	8,041
2010	7,872
2011	3,742
2012 and thereafter	2,326

Total future payments on long term debt	24,152
Less amount representing interest	(2,155)

Total principal payments on long term debt	21,997
Less current maturities of long term debt	(7,192)

Long term debt obligations	$14,805

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

6. Commitments and Contingencies

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of September 30, 2008:

(In thousands)
October 1 - December 31, 2008	$3,699
2009	22,408
2010	19,873
2011	16,212
2012 and thereafter	7,715

Total future minimum sponsorship and other marketing payments	$69,907

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

In connection with various contracts and agreements, the Company has agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items that fall under the scope of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to its consolidated financial position or results of operations.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination of employment without cause or for good reason, including following a change in control of the Company.

7. Fair Value Measurements

The Company adopted SFAS 157 as of January 1, 2008 for its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of September 30, 2008 are set forth in the table below:

(In thousands)
Description	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 10)	$-	$516	$-
TOLI held by the Rabbi Trust (see Note 2)	-	2,620	-
The Plan obligations (see Note 2)	-	(2,586)	-

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the participants’ selected investments, which represent the underlying liabilities to participants in the Plan. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

8. Other Income (Expense), Net

The components of other income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Interest income	$84	$106	$358	$1,354
Interest expense	(195)	(207)	(856)	(532)
Unrealized foreign currency exchange rate gains (losses)	(1,697)	1,329	(1,517)	2,321
Realized foreign currency exchange rate gains (losses)	(490)	71	(882)	350
Unrealized derivative gains (losses)	403	(550)	750	(550)
Realized derivative gains (losses)	140	(75)	116	(75)
Other	19	-	19	-

Total other income (expense), net	$(1,736)	$674	$(2,012)	$2,868

9. Stock-Based Compensation

In July 2008, the Company hired a new President. Upon his hiring, 138.3 thousand shares of restricted stock and 185.8 thousand performance-based stock options were awarded to him under the Company’s 2005 Omnibus Long-Term Incentive Plan. The shares of restricted stock vest 50% approximately one year from the grant date, 25% approximately two years from the grant date, and 12.5% approximately three and four years from the grant date. If the President’s employment is terminated without cause within two years of the grant date, any shares of restricted stock that would have vested within twelve months of the termination date will vest on that date. The performance-based stock options have a term of ten years from the grant date and vest in four equal installments subject to the achievement of four separate annual operating income targets. Upon the achievement of each of the first three annual operating income targets, 50% of each tranche will vest and the remaining 50% of each tranche will vest one year later. When the fourth annual operating income target is achieved, 100% of that tranche will vest. If an annual operating income target is not achieved by a certain date, the portion of the award tied to that performance level will be forfeited.

The exercise price of the stock options and the fair value of each share of restricted stock was $28.93, which was the closing price of the Company’s Class A Common Stock on the date of grant. The weighted average fair value of each of the performance-based stock options was $16.16 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the 2007 Form 10-K. As of September 30, 2008, the Company has not recorded stock-based compensation expense for the performance-based stock options as the Company is unable to predict with certainty whether the annual operating income targets will be reached. The Company will assess the probability of the achievement of each annual operating income target at the end of each reporting period. When it becomes probable that a performance target will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date.

In February 2008, 357.6 thousand stock options and 139.0 thousand shares of restricted stock and restricted stock units were awarded to certain officers and key employees under the Company’s 2005 Omnibus Long-Term Incentive Plan. These awards vest ratably over a five year period, and the stock options have a term of ten years from the date of grant. The exercise price of the stock options and the fair value of each share of restricted stock and restricted stock unit was $43.65, which was the closing price of the Company’s Class A Common Stock on the date of grant. The fair value of each of these stock options was $21.84 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the 2007 Form 10-K.

As permitted by SAB 110, the Company used the “simplified method” to calculate the expected term for stock options granted during the nine months ended September 30, 2008 since it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

10. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates primarily relating to transactions generated by its international subsidiaries in currencies other than their local currencies. In August 2007, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on projected inventory purchases, inter-company transactions and other general working capital requirements for its Canadian subsidiary.

As of September 30, 2008, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases and inter-company transactions was approximately $15.9 million with contract maturities of 1 to 9 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. As of September 30, 2008, the fair value of the Company’s foreign currency forward contracts was $0.5 million which is included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements and refer to Note 8 for a summary of the realized and unrealized gains and losses of the Company’s foreign currency forward contracts.

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

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator
Net income	$25,663	$20,030	$29,908	$35,683

Denominator
Weighted average common shares outstanding	48,647	48,183	48,529	47,926
Effect of dilutive securities	1,287	1,902	1,379	2,003

Weighted average common shares and dilutive securities outstanding	49,934	50,085	49,908	49,929

Earnings per share - basic	$0.53	$0.42	$0.62	$0.74
Earnings per share - diluted	$0.51	$0.40	$0.60	$0.71

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock awards, restricted stock units and warrants representing 1.5 million and 72.0 thousand shares of common stock were outstanding for the three months ended September 30, 2008 and 2007, respectively, and stock options, restricted stock awards, restricted stock units and warrants representing 1.2 million and 125.3 thousand shares of common stock were outstanding for the nine months ended September 30, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Related Party Transactions

In 2007, the Company entered into an operating lease agreement with an entity controlled by the Company’s Chief Executive Officer to lease an aircraft for business purposes. During the nine months ended September 30, 2008, the Company paid $0.3 million in usage fees to this entity for the Company’s business use of the aircraft. No amounts were paid to this entity during the nine months ended September 30, 2007. Amounts payable to this related party as of September 30, 2008 and 2007 were $0.1 million and $0.3 million, respectively. The Company determined the usage fees charged are at or below market. From time to time, the Company utilizes the aircraft for business use at no charge. During the nine months ended September 30, 2008, the Company was not charged approximately $0.2 million for business use of the aircraft. The Company was charged for substantially all business use of the aircraft during the nine months ended September 30, 2007.

13. Segment Data and Related Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Men’s	$131,956	$112,950	$279,105	$242,429
Women’s	50,311	39,467	105,093	82,661
Youth	18,818	16,603	42,282	34,821

Total apparel	201,085	169,020	426,480	359,911
Footwear	13,065	2,158	75,629	34,086
Accessories	8,896	7,638	22,264	20,010

Total net sales	223,046	178,816	524,373	414,007
License revenues	8,900	8,047	21,592	17,716

Total net revenues	$231,946	$186,863	$545,965	$431,723

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
United States	$210,546	$172,206	$500,817	$400,639
Canada	12,677	8,449	26,836	17,867

Subtotal	223,223	180,655	527,653	418,506
Other foreign countries	8,723	6,208	18,312	13,217

Total net revenues	$231,946	$186,863	$545,965	$431,723

During the nine months ended September 30, 2008 and 2007, substantially all of the Company’s long-lived assets were located in the United States.

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

The forward-looking statements contained in this Form 10-Q and any documents that may be incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “2007 Form 10-K”) or in this Form 10-Q, if included herein, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	our ability to forecast and manage our growth effectively;

•	our ability to effectively develop and launch new and updated products;

•	our ability to accurately forecast consumer demand for our products;

•	changes in general economic or market conditions that could affect consumer spending and the general health of our retail customers;

•	our ability to obtain the financing required to grow our business, particularly when credit and capital markets are unstable;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	reduced demand for sporting goods and apparel generally;

•	failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology;

•	our ability to attract and maintain the services of our senior management and key employees; and

•	our ability to maintain effective internal controls.

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

Our net revenues grew to $606.6 million in 2007 from $115.4 million in 2003. We reported net revenues of $546.0 million for the first nine months of 2008, which represented a 26.5% increase from the first nine months of 2007. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of our men’s, women’s and youth apparel, footwear and accessories. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new products, building our direct to consumer sales channel and building our brand internationally. Our direct to consumer channel includes sales through our website, catalog and retail outlet and specialty stores. New product offerings included the May 2008 introduction of performance training footwear, which we began shipping in the first quarter of 2008, and will include running footwear to be introduced in the first quarter of 2009. In addition, we have entered into strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in approximately 17,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee, and through our distributors located in other foreign countries.

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

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $5.0 million and $4.4 million for the three months ended September 30, 2008 and 2007, respectively, and $12.5 million and $9.7 million for the nine months ended September 30, 2008 and 2007, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. Historically, our marketing investments were within the range of 10% to 12% of net revenues. For the full year 2008, we expect to invest in marketing at the high-end of the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale and direct to consumer sales channels, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net revenues	$231,946	$186,863	$545,965	$431,723
Cost of goods sold	113,679	92,346	281,959	217,526

Gross profit	118,267	94,517	264,006	214,197
Selling, general and administrative expenses	71,788	60,708	209,954	156,186

Income from operations	46,479	33,809	54,052	58,011
Other income (expense), net	(1,736)	674	(2,012)	2,868

Income before income taxes	44,743	34,483	52,040	60,879
Provision for income taxes	19,080	14,453	22,132	25,196

Net income	$25,663	$20,030	$29,908	$35,683

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.0	49.4	51.6	50.4

Gross profit	51.0	50.6	48.4	49.6
Selling, general and administrative expenses	31.0	32.5	38.5	36.2

Income from operations	20.0	18.1	9.9	13.4
Other income (expense), net	(0.7)	0.4	(0.4)	0.7

Income before income taxes	19.3	18.5	9.5	14.1
Provision for income taxes	8.2	7.8	4.0	5.8

Net income	11.1%	10.7%	5.5%	8.3%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net revenues increased $45.0 million, or 24.1%, to $231.9 million for the three months ended September 30, 2008 from $186.9 million for the same period in 2007. This increase was primarily the result of an increase in our net sales as noted in the product category table below:

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
(In thousands)
Men’s	$131,956	$112,950	$19,006	16.8%
Women’s	50,311	39,467	10,844	27.5
Youth	18,818	16,603	2,215	13.3

Total apparel	201,085	169,020	32,065	19.0
Footwear	13,065	2,158	10,907	505.4
Accessories	8,896	7,638	1,258	16.5

Total net sales	223,046	178,816	44,230	24.7
License revenues	8,900	8,047	853	10.6

Total net revenues	$231,946	$186,863	$45,083	24.1%

Net sales increased $44.2 million, or 24.7%, to $223.0 million for the three months ended September 30, 2008 from $178.8 million during the same period in 2007 as noted in the table above. The increase in net sales primarily reflects:

•	$10.9 million increase in footwear sales driven primarily by our performance trainer footwear launched in the second quarter of 2008;

•	continued unit volume growth in certain existing apparel products, such as training, basketball and mountain products;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period; and

•	product introductions subsequent to September 30, 2007 in multiple product categories, most significantly in our training and compression categories.

License revenues increased $0.9 million, or 10.6%, to $8.9 million for the three months ended September 30, 2008 from $8.0 million during the same period in 2007. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $23.8 million to $118.3 million for the three months ended September 30, 2008 from $94.5 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, increased 40 basis points to 51.0% for the three months ended September 30, 2008 compared to 50.6% during the same period in 2007. The increase in gross margin percentage was primarily driven by the following:

•

higher inventory reserves in the prior year period, primarily related to certain discontinued cleated footwear styles, along with improved sales returns and markdown allowances in the current year period, accounting for an approximate 120 basis point increase; partially offset by

•	significantly higher sales of footwear year over year which have lower margins than our apparel products, accounting for an approximate 80 basis point decrease.

Selling, general and administrative expenses increased $11.1 million to $71.8 million for the three months ended September 30, 2008 from $60.7 million for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses decreased to 31.0% for the three months ended September 30, 2008 from 32.5% for the same period in 2007. These changes were primarily attributable to the following:

•

Marketing costs increased $3.3 million to $24.8 million for the three months ended September 30, 2008 from $21.5 million for the same period in 2007 primarily due to our in-store brand marketing campaign, including marketing costs for specific customers, sponsorship of new teams on the collegiate and professional levels and increased personnel costs. These increases were partially offset by lower media expenditures in 2008. As a percentage of net revenues, marketing costs decreased to 10.7% for the three months ended September 30, 2008 from 11.5% for the same period in 2007 primarily due to lower media expenditures, partially offset by the other items noted above.

•

Selling costs increased $2.9 million to $13.8 million for the three months ended September 30, 2008 from $10.9 million for the same period in 2007. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer sales channel. As a percentage of net revenues, selling costs increased slightly to 5.9% for the three months ended September 30, 2008 from 5.8% for the same period in 2007 primarily due to costs incurred for the continued expansion of our direct to consumer sales channel, partially offset by lower personnel costs in 2008.

•

Product innovation and supply chain costs increased $2.1 million to $16.1 million for the three months ended September 30, 2008 from $14.0 million for the same period in 2007 primarily due to higher distribution facilities operating costs to support our growth in net revenues and higher costs for the design of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs decreased to 6.9% for the three months ended September 30, 2008 from 7.5% for the same period in 2007 primarily due to lower personnel costs in 2008.

•

Corporate services costs increased $2.8 million to $17.1 million for the three months ended September 30, 2008 from $14.3 million for the same period in 2007. This increase was attributable primarily to higher company-wide stock-based compensation, increased corporate costs relating to the expansion of our network of retail stores, and higher post-implementation consulting costs and depreciation expense related to our new warehouse management system. These increases were partially offset by lower corporate personnel costs in 2008. As a percentage of net revenues, corporate services costs decreased to 7.4% for the three months ended September 30, 2008 from 7.7% for the same period in 2007 primarily due to lower corporate personnel costs, partially offset by higher company-wide stock-based compensation in 2008.

Income from operations increased $12.7 million, or 37.5%, to $46.5 million for the three months ended September 30, 2008 from $33.8 million for the same period in 2007. Income from operations as a percentage of net revenues increased to 20.0% for the three months ended September 30, 2008 from 18.1% for the same period in 2007. This increase was a result of a decrease in selling, general and administrative expenses and an increase in gross profit as a percentage of net revenues as discussed above.

Other income (expense), net decreased $2.4 million to ($1.7) million for the three months ended September 30, 2008 from $0.7 million for the same period in 2007. This decrease was primarily due to unrealized and realized foreign currency exchange rate losses, partially offset by unrealized and realized derivative financial instrument gains for the three months ended September 30, 2008 as compared to unrealized and realized foreign currency exchange rate gains, partially offset by unrealized and realized derivative financial instrument losses for the same period in 2007.

Provision for income taxes increased $4.6 million to $19.1 million for the three months ended September 30, 2008 from $14.5 million for the same period in 2007. For the three months ended September 30, 2008, our effective tax rate was 42.6% compared to 41.9% for the same period in 2007. Our annual 2008 effective tax rate is expected to be 42.7% compared to the 2007 annual effective tax rate of 41.0%. The increase in the 2008 full year effective tax rate is primarily attributable to an increase in the state income tax rate in Maryland, where our corporate headquarters is located.

Net income increased $5.7 million to $25.7 million for the three months ended September 30, 2008 from $20.0 million for the same period in 2007, as a result of the factors described above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenues increased $114.3 million, or 26.5%, to $546.0 million for the nine months ended September 30, 2008 from $431.7 million for the same period in 2007. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below:

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
(In thousands)
Men’s	$279,105	$242,429	$36,676	15.1%
Women’s	105,093	82,661	22,432	27.1
Youth	42,282	34,821	7,461	21.4

Total apparel	426,480	359,911	66,569	18.5
Footwear	75,629	34,086	41,543	121.9
Accessories	22,264	20,010	2,254	11.3

Total net sales	524,373	414,007	110,366	26.7
License revenues	21,592	17,716	3,876	21.9

Total net revenues	$545,965	$431,723	$114,242	26.5%

Net sales increased $110.4 million, or 26.7%, to $524.4 million for the nine months ended September 30, 2008 from $414.0 million during the same period in 2007 as noted in the table above. The increase in net sales primarily reflects:

•	$41.5 million, or 121.9%, increase in footwear sales driven primarily by our performance trainer footwear launched in the second quarter of 2008;

•	continued unit volume growth in certain existing apparel products, such as training, team, golf, basketball and mountain products;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period; and

•	product introductions subsequent to September 30, 2007 in multiple product categories, most significantly in our training, golf and basketball categories.

License revenues increased $3.9 million, or 21.9%, to $21.6 million for the nine months ended September 30, 2008 from $17.7 million during the same period in 2007. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $49.8 million to $264.0 million for the nine months ended September 30, 2008 from $214.2 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, decreased 120 basis points to 48.4% for the nine months ended September 30, 2008 compared to 49.6% during the same period in 2007. The decrease in gross margin percentage was primarily driven by the following:

•	significantly higher sales of footwear year over year which have lower margins than our apparel products, accounting for an approximate 130 basis point decrease;

•	less favorable apparel product mix relative to margins, along with slightly higher product and inbound logistics costs, accounting for an approximate 45 basis point decrease; partially offset by

•

higher inventory reserves in the prior year period, largely related to certain discontinued cleated footwear styles, along with improved sales returns and markdown allowances in the current year period, accounting for an approximate 30 basis point increase; and

•	increased sales through our direct to consumer sales channel which produces higher margins, along with increased license revenues, accounting for an approximate 25 basis point increase.

Selling, general and administrative expenses increased $53.8 million to $210.0 million for the nine months ended September 30, 2008 from $156.2 million for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 38.5% for the nine months ended September 30, 2008 from 36.2% for the same period in 2007. These changes were primarily attributable to the following:

•

Marketing costs increased $23.7 million to $75.3 million for the nine months ended September 30, 2008 from $51.6 million for the same period in 2007 primarily due to increased marketing costs for specific customers, sponsorship of new teams and athletes on the collegiate and professional levels, our film, print and in-store brand marketing campaign for the introduction of our performance training footwear and increased personnel costs. As a percentage of net revenues, marketing costs increased to 13.8% for the nine months ended September 30, 2008 from 12.0% for the same period in 2007 primarily due to the items noted above.

•

Selling costs increased $9.5 million to $39.0 million for the nine months ended September 30, 2008 from $29.5 million for the same period in 2007. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer sales channel, along with additional personnel in our domestic and international sales force. As a percentage of net revenues, selling costs increased to 7.1% for the nine months ended September 30, 2008 from 6.8% for the same period in 2007 due to the continued expansion of our direct to consumer sales channel, partially offset by lower personnel costs in 2008.

•

Product innovation and supply chain costs increased $10.6 million to $46.3 million for the nine months ended September 30, 2008 from $35.7 million for the same period in 2007 primarily due to higher distribution facilities operating costs and additional personnel to support our growth in net revenues and additional personnel for the design and sourcing of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs increased to 8.5% for the nine months ended September 30, 2008 from 8.3% for the same period in 2007 primarily due to the items noted above.

•

Corporate services costs increased $10.0 million to $49.4 million for the nine months ended September 30, 2008 from $39.4 million for the same period in 2007. This increase was attributable primarily to higher company-wide stock-based compensation, additional corporate facility personnel and operating costs to support our growth, post-implementation consulting costs and depreciation expense related to our new warehouse management system and increased corporate costs relating to the expansion of our network of retail stores. As a percentage of net revenues, corporate services costs decreased slightly to 9.0% for the nine months ended September 30, 2008 from 9.1% for the same period in 2007.

Income from operations decreased $3.9 million, or 6.8%, to $54.1 million for the nine months ended September 30, 2008 from $58.0 million for the same period in 2007. Income from operations as a percentage of net revenues decreased to 9.9% for the nine months ended September 30, 2008 from 13.4% for the same period in 2007. This decrease was a result of an increase in selling, general and administrative expenses, primarily related to marketing costs, and a decrease in gross profit as a percentage of net revenues as discussed above.

Other income (expense), net decreased $4.9 million to ($2.0) million for the nine months ended September 30, 2008 from $2.9 million for the same period in 2007. This decrease was primarily due to unrealized and realized foreign currency exchange rate losses, partially offset by unrealized and realized derivative financial instrument gains for the nine months ended September 30, 2008 as compared to unrealized and realized foreign currency exchange rate gains, partially offset by unrealized and realized derivative financial instrument losses for the same period in 2007. In addition, lower interest income was earned during the nine months ended September 30, 2008 as compared to the same period in 2007.

Provision for income taxes decreased $3.1 million to $22.1 million for the nine months ended September 30, 2008 from $25.2 million for the same period in 2007. For the nine months ended September 30, 2008, our effective tax rate was 42.5% compared to 41.4% for the same period in 2007. Our annual 2008 effective tax rate is expected to be 42.7% compared to the 2007 annual effective tax rate of 41.0%. The increase in the 2008 full year effective tax rate is primarily attributable to an increase in the state income tax rate in Maryland, where our corporate headquarters is located.

Net income decreased $5.8 million to $29.9 million for the nine months ended September 30, 2008 from $35.7 million for the same period in 2007, as a result of the factors described above.

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

During 2007, our inventory strategy included increasing inventory levels to meet the anticipated consumer demand for our products. This included being in stock in core product offerings, which are products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, our inventory strategy included shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores. In 2008, we have continued to focus on meeting consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our production planning process. Based on these initiatives, we expect inventory to continue to increase, but at a rate below that of net revenues as we move through the remainder of 2008.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We anticipate that our business will require additional capital to meet our longer term liquidity and future growth needs. Although we believe that we have adequate sources of liquidity, further weakening of economic conditions could adversely affect our business and liquidity (see the “Risk Factors” section included in our 2007 Form 10-K). In addition, continued instability in the credit and capital markets could adversely affect our ability to obtain capital and funding to grow our business and will affect the cost and terms of such capital and funding.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2008	2007
Net cash (used in) provided by:
Operating activities	$6,553	$(46,900)
Investing activities	(33,709)	(26,362)
Financing activities	26,681	16,791
Effect of exchange rate changes on cash and cash equivalents	39	289

Net decrease in cash and cash equivalents	$(436)	$(56,182)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash provided by operating activities increased $53.5 million to $6.6 million for the nine months ended September 30, 2008 from cash used in operating activities of $46.9 million during the same period in 2007. The increase in cash provided by operating activities was due to decreased cash outflows from operating assets and liabilities of $45.7 million and increased non-cash items of $13.6 million period over period, partially offset by a decrease in net income of $5.8 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a lower investment in inventory of $72.3 million, primarily driven by the operational initiatives put in place to improve our inventory management; partially offset by

•	a lower increase in accounts payable of $15.3 million primarily due to the lower increase in inventory levels and

•

a lower increase in accrued expenses and other liabilities of $7.5 million in the nine months of 2008 as compared to the same period in 2007 primarily due to lower accruals for personnel costs in 2008.

Positive adjustments to net income for non-cash items increased in the nine months ended September 30, 2008 as compared to the same period of the prior year primarily as a result of higher depreciation and amortization expense relating to information technology initiatives, branded concept shops and the improvements to our distribution facilities; a lower increase in deferred income tax assets; and unrealized foreign currency exchange rate losses during 2008 as compared to unrealized foreign currency exchange rate gains during 2007.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $7.3 million to $33.7 million for the nine months ended September 30, 2008 from $26.4 million for the same period in 2007. This increase in cash used in investing activities is primarily due to the additional investments in our branded concept shops, in-store fixtures, retail stores and website, as well as the purchase of trust owned life insurance policies. This increase is partially offset by lower investments in our distribution facilities period over period.

Capital investments for the full year 2008 are anticipated to be approximately $44.0 million, which include investments in our branded concept shops, and in-store fixtures and upgrades and improvements to our information technology infrastructure, including additional investments in our ERP system specific to inventory and financial planning and in our website. In addition, capital expenditures for the full year 2008 include improvements to our existing distribution facilities, the build out of new retail outlet and specialty stores and additional general corporate improvements to support our growth.

Financing Activities

Cash provided by financing activities increased $9.9 million to $26.7 million for the nine months ended September 30, 2008 from $16.8 million for the same period in 2007. This increase was primarily due to additional net proceeds received from our revolving credit and long term debt facilities, partially offset by lower excess tax benefits from stock-based compensation arrangements.

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

As of September 30, 2008, $15.0 million was outstanding under the revolving credit facility and our net availability was $85.0 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the revolving credit facilities was 3.5% and 6.8% for the three months ended September 30, 2008 and 2007, respectively, and 3.5% and 6.8% for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and October 31, 2008, the interest rates on the outstanding balances were 3.5% and 4.9%, respectively. In October 2008, we drew down an additional $10.0 million under our revolving credit facility. We may consider additional borrowings to increase our cash position.

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

If net availability under the financing agreement falls below certain thresholds as defined in the agreement, we would be required to maintain a maximum leverage ratio of 1.25 and a minimum fixed charge coverage ratio of 1.10 to 1.25 as defined in the agreement. This financing agreement also provides the lenders with the ability to reduce the available revolving credit line amount even if we are in compliance with all conditions of the agreement, based on negative forecasts, trends or other circumstances that the lenders reasonably determine could negatively impact us or our business, profits, operations, financial condition or assets. Our net availability as of September 30, 2008 was well above the threshold for compliance with the financial covenants, and we were substantially below the maximum leverage ratio and substantially above the minimum fixed charge coverage ratio as of September 30, 2008.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, will be considered an event of default under these agreements. At September 30, 2008 and December 31, 2007, the outstanding principal balance was $22.0 million and $13.4 million, respectively, under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9% and 6.6% for the three months ended September 30, 2008 and 2007, respectively, and 6.1% and 6.6% for the nine months ended September 30, 2008 and 2007, respectively.

The following is a schedule of future principal and interest payments on long term debt as of September 30, 2008:

(In thousands)
October 1 - December 31, 2008	$2,171
2009	8,041
2010	7,872
2011	3,742
2012 and thereafter	2,326

Total future payments on long term debt	24,152
Less amount representing interest	(2,155)

Total principal payments on long term debt	21,997
Less current maturities of long term debt	(7,192)

Long term debt obligations	$14,805

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

Within the normal course of business, we enter into contractual commitments in order to promote our brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of our future minimum payments under our sponsorship and other marketing agreements as of September 30, 2008:

(In thousands)
October 1 - December 31, 2008	$3,699
2009	22,408
2010	19,873
2011	16,212
2012 and thereafter	7,715

Total future minimum sponsorship and other marketing payments	$69,907

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

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we have agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items that fall under the scope of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2007 Form 10-K. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2007 Form 10-K. There have been no significant changes to our critical accounting policies during the first nine months of 2008.

Recently Adopted Accounting Standards

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107, Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004). SAB 110 is effective for stock options granted after December 31, 2007. We continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in the first nine months of 2008. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares of Class A Common Stock have been publicly traded.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on our consolidated financial statements. We do not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements. Refer to Note 7 of the consolidated financial statements for further information on fair value measurement.

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our computation of earnings per share.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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

In August 2007, we began using foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows. We currently use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases, inter-company transactions and other working capital requirements for our Canadian subsidiary. Management is currently evaluating similar hedging strategies for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of September 30, 2008, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.03 CAD per $1.00. As of September 30, 2008, the notional value of our outstanding forward contracts was approximately $15.9 million with maturities of 1 to 9 months. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of September 30, 2008, the fair value of our foreign currency forward contracts was $0.5 million which is included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Unrealized foreign currency exchange rate gains (losses)	$(1,697)	$1,329	$(1,517)	$2,321
Realized foreign currency exchange rate gains (losses)	(490)	71	(882)	350
Unrealized derivative gains (losses)	403	(550)	750	(550)
Realized derivative gains (losses)	140	(75)	116	(75)

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

In April 2008, we implemented a new warehouse management system to replace our legacy warehouse management system. This change materially affected or was reasonably likely to materially affect our internal control over financial reporting during the second fiscal quarter. During the most recent fiscal quarter, we continued to make appropriate changes to internal controls and procedures as the implementation progressed, but none were material to the internal control over financial reporting. Therefore, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December  31, 2007 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 28, 2008 through September 12, 2008, we issued 19.5 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $3.90 per share, for an aggregate amount of consideration of approximately $76.1 thousand.

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

Dated: November 5, 2008