Form 10-K
period 2008-12-31
Under Armour, Inc.
filed 2009-02-20
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2008, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was approximately $842,982,849.

Class A Common Stock, $.0003 1/3 par value, 36,827,553 shares outstanding as of January 31, 2009 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2009 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Our principal business activities are the development, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth. The brand’s moisture-wicking synthetic fabrications are engineered in many designs and styles for wear in nearly every climate to provide a performance alternative to traditional natural fiber products. Our products are sold worldwide and are worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as consumers with active lifestyles.

Our revenues are generated primarily from wholesale distribution of our products to national, regional, independent and specialty retailers. We also derive revenue from product licensing and from the sale of our products through our direct to consumer sales channel including our retail outlet and specialty stores, website and catalogs. Our products are offered in over 17,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, we sell our products primarily in the United Kingdom, France and Germany, a third party licensee sells our products in Japan, and distributors sell our products in other foreign countries. We plan to continue to grow our business over the long term through our United States wholesale apparel distribution primarily through sales of men’s and women’s apparel products, the opportunities available in the athletic footwear market, the expansion of our presence in overseas markets and a stronger direct to consumer sales channel. Virtually all of our products are manufactured by unaffiliated manufacturers operating in primarily 12 countries outside of the United States.

We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, LOOSEGEAR® and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and other companies. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products

Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide all consumers with what we believe to be a superior alternative to cotton and other traditional products. In 2008, sales of apparel, footwear and accessories represented approximately 80%, 12%, and 4% of net revenues, respectively. Licensing arrangements for the sale of apparel and accessories represented 4% of net revenues. See Note 16 to the Consolidated Financial Statements for net revenues by product.

Apparel

Our apparel is offered in a variety of styles and fits intended to reduce friction, enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel products are engineered to replace cotton and other traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our three primary apparel gearlines are marketed to tell a very simple story about our highly technical products and extend across the sporting goods, outdoor and active lifestyle markets. We market our apparel for consumers to choose HEATGEAR® when it is hot, COLDGEAR® when it is cold and ALLSEASONGEAR® between the extremes. Within each gearline our apparel comes in three fit types: compression (tight fitting), fitted (athletic cut) and loose (relaxed).

HEATGEAR® is designed to be worn in warm to hot temperatures under equipment or as a single layer. Our first compression T-shirt was the original HEATGEAR® product and remains one of our signature styles. While a sweat-soaked cotton T-shirt can weigh two to three pounds, HEATGEAR® is engineered with a microfiber blend designed to wick moisture from the body which helps the body stay cool, dry and light. We offer HEATGEAR® in a variety of tops and bottoms in a broad array of colors and styles for wear in the gym or outside in warm weather.

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

Footwear

We began offering footwear in 2006, and each year we have expanded our footwear offerings. In 2006, we entered the footwear category with the introduction of football cleats. In 2007, we introduced baseball, lacrosse and softball cleats and slides. In the first quarter of 2008, we started shipping our performance training footwear for the product launch in the second quarter 2008. All of our footwear is engineered with our HEATGEAR® and is light, breathable and built to perform for the athlete. Our performance training footwear is designed with innovative technologies which provide stabilization, shock absorption, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control. Consistent with our performance apparel marketing and pricing strategy, we offer our footwear at multiple price levels enabling us to reach a broader consumer base. New product offerings in 2009 include performance running footwear which was launched in January 2009 with the simple message that ATHLETES RUN. ™. In addition, we have developed a line of soccer cleats that we plan to seed on teams and players beginning in 2009.

Accessories

Our baseball batting, football, golf and running gloves are offered within our HEATGEAR® and COLDGEAR® lines and are designed with advanced fabrications to provide the same level of performance as our other products. Net revenues generated from the sale of baseball batting, football, golf and running gloves are included in our accessories category.

We also have agreements with our licensees to develop Under Armour accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. Our licensees offer bags, socks, headwear and eyewear designed to be used and worn before, during and after competition, and feature performance advantages and functionality similar to our other product offerings. License revenues generated from the sale of performance bags, socks, headwear and eyewear are included in our net revenues.

Marketing and Promotion

We currently focus on marketing and selling our products to consumers for use in athletics and outdoor activities. We maintain strict control over our brand image with an in-house marketing and promotions department that designs and produces all of our advertising campaigns. We seek to drive consumer demand for our products by building brand equity and awareness as a leading performance athletic brand.

Sports Marketing

Our global marketing and promotion efforts begin with a strategy of selling our products to high-performing athletes and teams on the collegiate and professional levels. We continue to execute this strategy through professional and collegiate sponsorships, individual athlete agreements and by selling our products directly to team equipment managers and to individual athletes. As a result, our uniforms, gloves, socks, footwear and other athletic products are seen on the field, giving our products exposure to various consumer audiences, through television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes. In 2008, we entered into an agreement to become the official outfitter of all athletic programs at the University of Maryland commencing in 2009. We are the official outfitter of numerous teams at Auburn University and the University of South Florida, as well as the football teams at the University of Hawaii, the University of South Carolina, Texas Tech University and the University of Utah. We supply uniforms, sideline apparel and fan gear for these teams. In addition, we sell our products domestically to professional football teams and Division I men’s and women’s collegiate athletic teams, including many Division I football programs. We also signed an agreement in 2006 to be an official supplier of footwear to the National Football League (“NFL”), a step we took to complete the circle of authenticity from the Friday night lights of high school to Saturday afternoon college game day to the marquee Sunday match-ups of the NFL. This agreement enables NFL players to wear Under Armour footwear on the field and enables Under Armour to reach fans at the highest level of competitive football.

We also have sponsorship agreements with individual athletes. While our roster of athletes has included established stars, like professional football stars Brandon Jacobs and Santana Moss, triathlon champion Chris “Macca” McCormack, professional baseball player Alfonso Soriano and soccer star Heather Mitts, our strategy has been and continues to be to find the next generation of stars, like US Olympic Volleyball player Nicole Branagh, Chicago Bears prolific return man and wide receiver Devin Hester, potential National Basketball Association lottery pick Brandon Jennings, Professional Golfers Association Tour Professional and 2008 Ryder Cup hero Hunter Mahan, a national women’s figure skating champion Kimmie Meissner and pitcher for the Chicago Cubs Jeff Samardzija. Internationally, we are selling our products to European soccer and rugby teams. We are the official supplier of performance apparel to the Hannover 96 football team and the Welsh Rugby Union, among others. In addition, we are an official supplier of performance apparel to Hockey Canada and have advertising rights throughout the Air Canada Center during the Toronto Maple Leafs’ home games. We have also been designated as the Official Performance Product Sponsor of the Toronto Maple Leafs. We believe these relationships create significant on-field product and brand exposure that contributes to our on-field authenticity.

We seek to sponsor events to drive awareness and brand authenticity from a grassroots level. For example, we are a sponsor of the ESPY Awards Show each July and have used the national platform to launch our fall commercial campaigns. In keeping with our “next great athlete” strategy, we also sponsor events such as the College Football All Star Challenge, which is broadcast nationally within Super Bowl programming and features the country’s top players headed for the NFL. We are the title sponsor of the Under Armour Senior Bowl, which is an annual competition between the top seniors in college football, the Under Armour All-America Game, which is an annual competition between the top seniors in high school football, and the Under Armour Football Combines, a 15 city tour inviting the top high school underclassmen in each city to participate at NFL locations. In addition, we are the presenting sponsor for the 2009 NFL Scouting Combine. We partner with the Baseball Factory to outfit the nation’s top high school baseball athletes from head-to-toe and serve as the title sponsor for nationally-recognized baseball tournaments and teams. In addition, we are the title sponsor of The Under Armour (Baltimore) Marathon, we make a significant brand appearance at numerous other major races, and we are the title sponsor of The Under Armour All-America Lacrosse Classic. We participate “on the mountain” at the ESPN Winter X Games where winter sport athletes, including skiers, snowboarders, and snowmobilers, gather for events.

Media and Promotion

We feature our men’s and women’s products in a variety of national publications such as ESPN the Magazine, Maxim, Shape, Runner’s World, Cosmopolitan, Seventeen, Women’s Health and People Magazine, and we also advertise regularly in several outdoor and sport-specific publications.

Our media campaigns run in a variety of lengths and formats and have included our signature “Protect this House” and “Click-Clack” campaigns featuring several NFL players. Our “Protect this House” campaign continues to be used in several NFL and collegiate stadiums during games as a crowd prompt. During 2007, we executed a major campaign called “BoomBoom-TAP,” which targeted the “team girl” demographic in an effort to establish Under Armour as the authentic athletic brand for female athletes who play team sports. Additionally, we have developed co-branded commercials with key retail partners to promote the brand. At the end of 2007, we launched our performance training footwear and introduced our brand and other products to additional consumers with “The New Prototype” campaign. This campaign also included a 60-second commercial during Super Bowl XLII in February 2008. Our ability to secure product placement in movies, television shows and video games has allowed us to reinforce our authenticity as well as establish our brand with broader audiences who may not have been previously exposed to our advertising and brand efforts.

In the beginning of 2009, we launched our performance running footwear with a multi-platform “Athletes Run.” campaign that highlights our point of view that all runners are athletes and all athletes run. We also launched a new UA RUN magazine, which is a free publication that will be distributed to more than 200,000 runners at key marathons around the country.

Retail Development and Product Presentation

The primary component of our retail brand strategy is to increase and brand the floor space dedicated to our products within our major retail accounts. The design and funding of Under Armour concept shops within our major retail accounts is a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images. Since 2006, we have reshaped 500,000 square feet of space dedicated to concept shops at over 500 locations of our major retail accounts.

Across our many retailers, retail outlet stores and retail specialty stores we also use in-store fixtures and displays that highlight our logo and have a performance-oriented, athletic look. We believe our in-store fixtures and displays are exciting and unique brand-building fixtures, such as our “Big E” mannequin, a life size mold of Eric Ogbogu, a 6’4”, 275 pound former NFL defensive end and featured athlete in many of our brand campaigns. To target women consumers, we use a complementary mannequin, the UA WOMAN, modeled after the star of our early women’s brand campaign, Heather Mitts. These displays provide an easily identifiable place for consumers to look for our products and are intended to reinforce the message that our brand is distinct from our competitors.

We work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of our large national or regional retail chains. The fixtures and displays enable us to achieve placement of our products throughout stores by providing retailers with outposts to use in various store sections.

Customers

Our products are offered in over 17,000 retail stores worldwide, of which over 13,000 retail stores are in North America. We also sell our products directly to consumers through our own retail outlet and specialty stores, website and catalogs.

Wholesale Distribution

In 2008, approximately 81% of our net revenues were derived from wholesale distribution. Our principal customers located in the United States include national and regional retail chains such as, in alphabetical order, Academy, Ltd., Dick’s Sporting Goods, Hibbett Sporting Goods, Modell’s Sporting Goods, and The Sports Authority; hunting and fishing, mountain sports and outdoor retailers such as Bass Pro Shops and Cabela’s; and The Army and Air Force Exchange Service. Our principal customers located in Canada include national retail chains such as Sportchek International and Sportman International. In 2008, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of approximately 31% of our net revenues in 2008, and each of these customers individually accounted for at least 10% of our net revenues in 2008.

In 2008, approximately 75% of our wholesale distribution was derived from large format national and regional retail chains. Additional wholesale distribution in 2008 was derived from independent and specialty retailers, institutional athletic departments, leagues and teams. The independent and specialty retailers are serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives and continue to represent an important part of our product distribution strategy and help build on the authenticity of our products. Our independent sales include sales to military specialists, fitness specialists, outdoor retailers and other specialty channels. With the launch of our performance training footwear in 2008 and performance running footwear in 2009, we have expanded our distribution at the mall through national footwear retailers including Finish Line and Foot Locker.

Direct to Consumer Sales

Approximately 14% of our net revenues in 2008 were generated through direct to consumer sales. Direct to consumer sales include sales through our global website and catalogs, discounted sales through our own retail outlet stores and sales through our full-price specialty retail stores. Our 25 retail outlet stores are located at outlet centers primarily on the East Coast of the United States. Our retail specialty stores are built to enable consumers to immerse themselves in performance products and the brand. We opened our first branded, full-price retail store in Annapolis, Maryland in November 2007 and opened three additional full-price retail stores near Chicago, Illinois, Boston, Massachusetts, and Washington, D.C. during 2008.

Product Licensing

In addition to generating revenues through wholesale distribution and direct to consumer sales, we generate revenues from licensing arrangements to manufacture and distribute Under Armour branded products. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our product licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly. We have formed product licensing relationships with several licensees for bags, socks, headwear and eyewear, as well as the distribution of our products to college bookstores and golf pro shops. In addition, we have a relationship with one Japanese licensee that has the exclusive rights to distribute our products in Japan. In 2008, license revenues accounted for approximately 4% of our net revenues. Beginning in 2009, a product licensing relationship will begin with a licensee for team uniforms.

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

Since 2002, we have had a license agreement with Dome Corporation, which produces, markets and sells our branded products in Japan. We work closely with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including baseball and soccer teams, and to over 1,500 independent specialty stores and large sporting goods retailers, such as Alpen, Sports Depot, The Sports Authority and Xebio.

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

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. During 2008, a larger portion of our income from operations was in the last two quarters partially due to the shift in the timing of marketing investments to the first two quarters of 2008 as compared to prior years. The majority of our net revenues were generated during the last two quarters in each of 2008, 2007 and 2006. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the historical high percentage of income from operations and net revenues in the second half of the year may have been in part due to our growth in net revenues.

Product Design and Development

Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team. This approach enables us to select and create superior, technically advanced fabrics, produced to our specifications, while focusing our product development efforts on design, fit, climate and product end use.

We seek to constantly upgrade and improve our gearlines and products with the latest in textile technology while broadening our product offerings. Our goal, to deliver superior performance in all Under Armour gearlines and products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to replace basic cotton products and create performance products that meet the changing needs of athletes. We design products with “visible technology,” utilizing color, texture and fabrication to enhance our customers’ perception and understanding of product use and benefits. We have taken this same approach in the design and development of our footwear which contain innovative technologies, design and fabrication to deliver on our goal of superior performance footwear.

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

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric used to manufacture our products is sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2008, based on estimates derived from our understanding of the sourcing practices of our third-party manufacturers, approximately 50% – 55% of the fabric used in our products came from seven suppliers. The largest of those suppliers, representing approximately 15% – 20% of the total, is located in Mexico and Taiwan. The other six fabric suppliers have locations in Mexico, Taiwan and the United States. We continue to seek to add new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2008, eight manufacturers produced approximately 55% of our products. In 2008, our products were manufactured by 23 primary manufacturers, operating in 12 countries. During 2008, approximately 59% of our products were manufactured in Asia, 18% in Central and South America and 18% in Mexico. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. We strive to qualify multiple manufacturers, where appropriate, for particular product types and fabrications. We also actively seek out vendors that can perform multiple manufacturing stages, such as procuring fabric and providing finished products, helping us to reduce the cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long-term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long-term. We have an office in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for apparel and an office in Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for footwear.

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

Distribution and Inventory Management

We package and distribute the majority of our products through two distribution facilities in Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters. The first facility is a high-bay facility built in 2000, in which we currently lease and occupy approximately 359,000 square feet. The lease term expires in September 2009, with three options to extend the lease term for up to six years in total. In January 2009, we have exercised an option to extend the lease term for an additional two years. The second facility is a high-bay facility built in 2003, in which we lease and occupy approximately 308,000 square feet. The lease term expires in April 2013, with one option to extend the lease term for an additional five years. This distribution facility became fully operational in the second quarter of 2007. Beginning in 2008, we began to distribute our products in North America through a third-party logistics provider with a location in San Pedro, California and beginning in 2009 through the same third-party logistics provider in Medley, Florida. The agreement with this provider continues until May 2010. We also distribute our products in Europe through a third-party logistics provider based out of Tilburg, The Netherlands. This agreement continues until June 2009. We are currently considering our renewal options at this location. We believe our distribution facilities and space available at our third-party logistics providers will be adequate to meet our short term needs. We expect to expand to additional facilities in the future. In April 2008, we implemented a new warehouse management system for our two Maryland distribution facilities.

Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our inventory management. We expect to achieve this by being in stock in core product offerings, which includes products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, we expect to achieve our inventory strategy by ordering our seasonal products based on current bookings, shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores.

Our practice, and the general practice in the apparel and footwear industries, is to offer retail customers the right to return defective or improperly shipped merchandise. Because of long lead-times for design and production of our products, from time to time we commence production of new products before receiving orders for those products. This affects our inventory levels for new products.

Intellectual Property

We believe we own the internally developed material trademarks used in connection with the marketing, distribution and sale of all our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, the European Union, Japan, Taiwan, China, Australia, New Zealand, South Africa and Canada, among other places. We also own trademark registrations for HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, ARMOUR®, PROTECT THIS HOUSE®, THE ADVANTAGE IS UNDENIABLE®, DUPLICITY®, MPZ®, CLICK-CLACK® and I THINK YOU HEAR US COMING®. In addition, we have applied to register numerous other trademarks including: CARTILAGE™, BOOM-BOOM TAP™, THE FUTURE IS OURS™ and ATHLETES RUN.™. We also own internally developed domain names for our primary trademarks and hold copyrights for our Good-Bye Girl™ and Protect this House® commercials. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

We believe that the distinctive trademarks that we use in connection with our products are important in building our brand image and distinguishing our products from those of others. These trademarks are among our most valuable assets. In addition to our distinctive trademarks, we also place significant value on our trade dress, which is the overall image and appearance of our products, and we believe that our trade dress helps to distinguish our products in the marketplace.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers. As a result, our ability to obtain patent protection for our products is limited and we currently do not own any issued fabric or process patents. We focus our efforts on obtaining patent protection for what we believe to be strategic, new product applications in the marketplace. We have filed and will continue to file patent applications in connection with certain of our products that we believe offer a unique utility or function. In 2007, we were issued a utility patent for our DUPLICITY® Sports Bra and several design patents for our footwear. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate in a range of product categories.

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

In addition, purchasing decisions by retailers and their decisions regarding limited floor space in their stores mean that we also must compete with others to develop relationships with retailers for their limited attention. We believe we have been successful in this area because of the good relationships we have developed and as a result of the strong sales of our products. However, if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products.

We believe that we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe that our focused gearline merchandising story differentiates us from our competition. In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing. This may favor larger competitors with lower costs per unit of product produced that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Employees

As of December 31, 2008, we had approximately twenty two hundred employees including approximately nine hundred in our retail stores and five hundred at our distribution facilities. Most of our employees are located in the United States and none of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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

The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to forecast and manage our growth effectively;

•	our ability to effectively develop and launch new and updated products, such as our new footwear;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	our ability to obtain the financing required to grow our business, particularly when credit and capital markets are unstable;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	reduced demand for sporting goods and apparel generally;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and maintain the services of our senior management and key employees.

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

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. Due to our limited operating history, we have not experienced a recessionary period and can therefore not predict the effect of a downturn in the economy on our sales and profitability. However, a downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition.

If the financial condition of our retail customers declines, our financial condition and results of operations could be adversely impacted.

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. A slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our retail customers, which could in turn have an adverse effect on our sales, our ability to collect on receivables and our financial condition.

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of revenues and negatively impact our prospects for growth.

In 2008, approximately 31% of our net revenues were generated from sales to our two largest customers in alphabetical order, Dick’s Sporting Goods and The Sports Authority. We currently do not enter into long-term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

If we continue to grow at a rapid pace, we may not be able to manage that growth effectively and our brand image, net revenues and profitability may decline.

We have expanded our operations rapidly since our inception and our net revenues have increased to $725.2 million in 2008 from $205.2 million in 2004. If our operations continue to grow, we could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. In addition, as we introduce more new products, such as new footwear, and expand internationally, these operational strains and other difficulties could increase. These difficulties would likely result in the erosion of our brand image and a resulting decrease in net revenues and net income.

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

To minimize purchasing costs and ensure supply, we generally place orders with our manufacturers at least 90-150 days prior to the time we need to deliver our products. However, we generally do not receive firm customer orders prior to 21 days before the date those orders are to be shipped. In addition, a significant portion of our net revenues are generated by at-once orders for immediate delivery to customers, particularly during our historical peak season from August through November. Because we place orders for products with our manufacturers before our customers’ orders are firm and because we receive a significant volume of at-once orders, if we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.

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

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under our revolving credit facility. We entered into a new revolving credit facility in January 2009. The new revolving credit facility provides for a committed revolving credit line of up to $200.0 million (based on the value of our qualified domestic accounts receivable and inventory).

Similar to the prior revolving credit facility, the agreement for our new revolving credit facility contains a number of restrictions that limit our ability, among other things, to:

•	use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	make certain investments;

•	guaranty certain obligations of third parties;

•	undergo a merger or consolidation; and

•	materially change our line of business.

The new revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of this revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. In addition, we must not exceed a maximum leverage ratio of 2.5 and must not fall below a fixed charge coverage ratio of 1.25 as defined in this credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under this credit agreement could result in a default. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under this revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow.

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

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2008, eight manufacturers produced approximately 55% of our products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

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

In 2008, our apparel and footwear were manufactured by 23 primary manufacturers, operating in 12 countries, eight of which manufactured approximately 55% of our products. These manufacturers are primarily located in China, Dominican Republic, Honduras, Mexico and Nicaragua. In 2008, approximately 59% of our products were manufactured in Asia, with 18% manufactured in Central and South America and 18% manufactured in Mexico. In addition, approximately 9% of our 2008 net revenues were generated through international sales and licensing fees. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

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

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2008, 2007 and 2006, respectively.

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

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We previously gained significant publicity and brand name recognition from the perceived sponsorships associated with professional and collegiate athletes and sports programs using our products. The use of our products by athletes and teams was frequently without our paying compensation or in exchange for our furnishing product at a reduced cost or without charge and without formal arrangements. We also have licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports teams and leagues at the collegiate and professional level as well as Olympic teams. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have risen dramatically, including the costs associated with obtaining and retaining these sponsorships and agreements. There is no assurance that we will be able to retain existing or attract new athletes or sports programs to wear or endorse our products or retain official supplier agreements at a reasonable cost, or at all. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, we could lose the on-field authenticity associated with our products and may be required to modify and substantially increase the cost of our marketing plan. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

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

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, or FTC, Consumer Product Safety Commission, or CPSC, and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

Our failure to comply with FTC, CPSC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of our products.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. We believe that our current location and the additional planned approximate 140,000 square feet of office space adjacent to our current location will be sufficient for the operation of our business over the next twelve months. We opened our primary distribution facility in Glen Burnie, Maryland in June 2004, and opened an additional distribution facility in Glen Burnie, Maryland during the second quarter of 2007. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. We expect to expand to additional facilities in the future.

The location, general use, approximate size and lease term of our properties as of December 31, 2008, none of which is owned by us, are set forth below:

Location	Use	Approximate Square Feet	Lease End Date
Baltimore, MD	Corporate headquarters	119,215	(1)
Amsterdam, The Netherlands	European headquarters	6,300	December 2011
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 4,500 square foot retail outlet store	667,000	(2)
Denver, CO	Sales office	6,000	August 2009
Ontario, Canada	Sales office	10,000	October 2011
Guangzhou, China	Quality assurance & sourcing for footwear	1,400	December 2010
Hong Kong	Quality assurance & sourcing for apparel	4,500	March 2010
Various	Retail store space	115,300	(3)

(1)	Includes various lease obligations with options to renew beginning May 2010 through April 2012.

(2)	Includes a 359,000 square foot facility with an option to renew in September 2011 and a 308,000 square foot facility with an option to renew in April 2013.

(3)	Includes twenty eight retail stores located in the United States with lease end dates of December 2009 through August 2019. We also have an additional retail outlet store which is included in the Glen Burnie, Maryland location in the table above. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Kevin A. Plank	36	Chief Executive Officer and Chairman of the Board of Directors

David W. McCreight	46	President

Wayne A. Marino	48	Chief Operating Officer

Brad Dickerson	44	Chief Financial Officer

Stephen J. Battista	35	Senior Vice President of Brand

James E. Calo	46	Chief Supply Chain Officer

Kip J. Fulks	36	Senior Vice President of Outdoor and Innovation

Kevin M. Haley	40	Senior Vice President of Consumer Insights

Suzanne J. Karkus	51	Senior Vice President of Apparel

Peter Mahrer	49	President and Managing Director, Under Armour Europe B.V.

Matthew C. Mirchin	49	Senior Vice President of North American Sales

Raphael J. Peck	39	Senior Vice President of Footwear and Licensing

J. Scott Plank	43	Senior Vice President of Retail

Melissa A. Wallace	50	Senior Vice President of Talent

Kevin A. Plank has been our Chief Executive Officer and Chairman of the Board of Directors since 1996, and served as our President from 1996 to July 2008. Mr. Plank also is a member of the Board of Trustees of the University of Maryland. Mr. Plank’s brother is J. Scott Plank, our Senior Vice President of Retail.

David W. McCreight has been our President since July 2008. Prior to joining our Company, he served as President of Lands End from August 2005 to July 2008 and Senior Vice President of Merchandising from November 2003 to July 2005. Prior thereto, Mr. McCreight served as Senior Vice President and General Merchandising Manager of Disney Stores Worldwide from 2001 to 2003, and in other executive capacities, including President, at Smith & Hawken from 1994 to 2001.

Wayne A. Marino has been Chief Operating Officer since March 2008. Prior to that, he served as Executive Vice President and Chief Financial Officer from March 2006 to February 2008, as Senior Vice President and Chief Financial Officer from February 2005 to February 2006 and Vice President and Chief Financial Officer from January 2004 to January 2005. Prior to joining our Company, Mr. Marino served as Chief Financial Officer of Nautica Enterprises, Inc. from 2000 to 2003. From 1998 to 2000, Mr. Marino served as Chief Financial Officer for Hartstrings Inc. Prior thereto, Mr. Marino served in a variety of capacities, including Divisional Chief Financial Officer, for Polo Ralph Lauren Corporation.

Brad Dickerson has been our Chief Financial Officer since March 2008. Prior to that, he served as Vice President of Accounting and Finance from February 2006 to February 2008 and Corporate Controller from July 2004 to February 2006. Prior to joining our Company, Mr. Dickerson served as Chief Financial Officer of Macquarie Aviation North America from January 2003 to July 2004 and in various capacities for Network Building & Consulting from 1994 to 2003, including Chief Financial Officer from 1998 to 2003.

Stephen J. Battista has been Senior Vice President of Brand since March 2008. Prior to that, Mr. Battista served as Vice President of Brand from January 2005 to February 2008, Director of Marketing from 2002 to 2004 and Director of Corporate Communications from 2000 to 2002.

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

Kip J. Fulks has been Senior Vice President of Outdoor since October 2007 and of Innovation since March 2008. Prior to that, Mr. Fulks served as the Senior Vice President of Sourcing, Quality Assurance and Product Development from March 2006 to September 2007 and Vice President of Sourcing and Quality Assurance from 1997 to February 2006.

Kevin M. Haley has been Senior Vice President of Consumer Insights since January 2009. Prior to that, Mr. Haley served as Senior Vice President of Sports Marketing from October 2007 to December 2008 and Vice President—House Counsel from September 2005 to September 2007. Prior to joining our Company, Mr. Haley served in various capacities in the Securities and Exchange Commission from 2000 to 2005, most recently as a Branch Chief in the Financial Fraud Task Force. From 1996 to 2000, Mr. Haley represented corporate clients as an attorney in private practice.

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

Matthew C. Mirchin has been Senior Vice President of North American Sales since March 2008. Prior to that, Mr. Mirchin served as Vice President of North American Sales from March 2006 to February 2008 and Vice President of U.S. Sales from May 2005 to February 2006. Prior to joining our Company, Mr. Mirchin served as President of Retail and Bookstores from 2004 to 2005 and President of Team Sports from 2001 to 2004 for Russell Athletic. Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001.

Raphael J. Peck has been the Senior Vice President of Footwear and Licensing since March 2008. Prior to that, Mr. Peck served as Vice President of Footwear and Licensing from January 2008 to February 2008, Vice President of Product Creation and Merchandising from October 2003 to December 2007 and Director of Global Apparel and Licensing from May 2002 to September 2003. Prior to joining our Company, Mr. Peck served as the Global Product Line Manager from 2000 to 2002 and SMU Product Line Manager from 1999 to 2000 of adidas AG.

J. Scott Plank has been Senior Vice President of Retail since March 2006. Prior to that, Mr. Plank served as Chief Administrative Officer from January 2004 to February 2006 and Vice President of Finance from 2000 to December 2003 with operational and strategic responsibilities. Mr. Plank was a director of the Company from 2001 until July 2005. Mr. Plank is the brother of Kevin A. Plank, our Chief Executive Officer and Chairman of the Board of Directors.

Melissa A. Wallace has been Senior Vice President of Talent since March 2008. Prior to that, Ms. Wallace served as Vice President of Human Resources from January 2007 to February 2008. Prior to joining our Company, Ms. Wallace served as Vice President of Human Resources for Party City Corporation from March 2002 to December 2006, Senior Vice President of Human Resources for Ann Taylor Stores Corporation from July 2001 to February 2002 and Vice President of Human Resources for Liz Claiborne Inc. from September 1996 to July 2001. Prior thereto, she served as Director of Human Resources for Liz Claiborne Inc., United Retail Group Inc. and Mandee and Annie Sez Stores.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2009, there were 897 record holders of our Class A Common Stock and 3 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2008 and 2007.

	High	Low
2008
First Quarter (January 1 – March 31)	$47.16	$25.39
Second Quarter (April 1 – June 30)	$38.90	$25.25
Third Quarter (July 1 – September 30)	$43.52	$23.50
Fourth Quarter (October 1 – December 31)	$31.94	$16.05

2007
First Quarter (January 1 – March 31)	$52.30	$43.34
Second Quarter (April 1 – June 30)	$53.23	$41.37
Third Quarter (July 1 – September 30)	$73.40	$45.66
Fourth Quarter (October 1 – December 31)	$63.90	$41.51

Dividends

No cash dividends were declared or paid during 2008 or 2007 on any class of our common stock. We currently anticipate that we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, under our new credit facility entered in January 2009, we must comply with a fixed charge coverage ratio that could limit our ability to pay dividends to our stockholders. See “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 18 to the Consolidated Financial Statements for further discussion of our new credit facility.

Stock Compensation Plans

The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,514,753	$15.92	1,818,227
Equity Compensation plans not approved by security holders	480,000	$36.99	—

The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 59,219 restricted stock units and deferred stock units issued to employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 903,824 shares of our Class A Common Stock under our 2005 Omnibus Long-Term Incentive Plan (2005 Stock Plan) and 914,403 shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards (see Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each such plan).

The number of securities issued under equity compensation plans not approved by security holders includes 480,000 fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights (see Note 12 to the Consolidated Financial Statements for a further discussion on the warrants).

Recent Sales of Unregistered Equity Securities

From November 20, 2008 through February 6, 2009, we issued 90,923 shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $2.27 per share, for an aggregate amount of consideration of $206,496.

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Stock Performance Graph

The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock from November 18, 2005 (the date of Under Armour’s initial public offering) through December 31, 2008 to the cumulative total return of the NYSE Market Index and the Hemscott Group Textile-Apparel Clothing Index for the same period. The graph assumes an initial investment of $100 in Under Armour and each index as of November 18, 2005 and reinvestment of any dividends. The graph assumes an initial value of Under Armour’s Class A Common Stock on November 18, 2005 of $25.30, which was the closing price on its first day of trading. If the initial value in Under Armour Class A Common Stock was the initial public offering price of $13.00, the cumulative total return of the initial investment of $100 on November 18, 2005 would be $183.38, $335.92, $388.08 and $294.69 as of December 31, 2008, 2007, 2006 and 2005, respectively. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	11/18/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Under Armour, Inc.	$100.00	$151.42	$199.41	$172.61	$94.23
NYSE Market Index	$100.00	$100.66	$117.93	$124.24	$78.02
Hemscott Group Textile – Apparel Clothing Index	$100.00	$103.00	$131.72	$111.27	$63.95

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
(In thousands, except per share amounts)
Statements of Income data:
Net revenues	$725,244	$606,561	$430,689	$281,053	$205,181
Cost of goods sold	370,296	301,517	215,089	145,203	109,748

Gross profit	354,948	305,044	215,600	135,850	95,433
Operating expenses
Selling, general and administrative expenses	278,023	218,779	158,682	100,040	70,280

Income from operations	76,925	86,265	56,918	35,810	25,153
Interest income (expense), net	(850)	749	1,457	(2,915)	(1,283)
Other income (expense), net	(6,175)	2,029	712	79	226

Income before income taxes	69,900	89,043	59,087	32,974	24,096
Provision for income taxes	31,671	36,485	20,108	13,255	7,774

Net income	38,229	52,558	38,979	19,719	16,322
Accretion of and cumulative preferred dividends on Series A preferred stock	—	—	—	5,307	1,994

Net income available to common stockholders	$38,229	$52,558	$38,979	$14,412	$14,328

Net income available per common share:
Basic	$0.79	$1.09	$0.83	$0.39	$0.41
Diluted	$0.77	$1.05	$0.79	$0.36	$0.39

Weighted average common shares outstanding:
Basic	48,569	48,021	46,983	37,199	35,124
Diluted	49,890	49,959	49,587	39,686	36,774

Dividends declared	$—	$—	$—	$—	$5,000

	At December 31,
	2008	2007	2006	2005	2004
(In thousands)
Balance Sheet data:
Cash and cash equivalents	$102,042	$40,588	$70,655	$62,977	$1,085
Working capital (1)	263,313	226,546	173,389	134,118	16,690
Inventories	182,232	166,082	81,031	53,607	48,055
Total assets	487,555	390,613	289,368	203,687	110,977
Total debt and capital lease obligations, including current maturities	45,591	14,332	6,257	8,391	45,133
Mandatorily Redeemable Series A Preferred Stock	—	—	—	—	6,692
Total stockholders’ equity	$331,097	$280,485	$214,388	$150,830	$21,237

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenues grew to $725.2 million in 2008 from $205.2 million in 2004. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in our sales of apparel, footwear and accessories. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new products, building our direct to consumer sales channel and building our brand internationally. Our direct to consumer channel includes sales through our retail outlet and specialty stores, website, and catalog. New product offerings included the May 2008 introduction of performance training footwear, which we began shipping in the first quarter of 2008, and the January 2009 introduction of performance running footwear, which we began shipping in the first quarter of 2009. In addition, we have strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in over 17,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

We believe there is an increasing recognition of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a continuing shift in consumer demand from basic cotton products to our performance products, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets globally, thereby increasing our opportunities to introduce our performance products to new consumers.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to manage our growth effectively and consistently be able to anticipate consumer preferences and develop new products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive. Our profitability may decline if we experience increasing pressure on margins, if we lose one or more of our key customers or if our competitors establish the brand loyalty of our current or potential consumers. While we seek to diversify our manufacturer base to minimize the risk of interruptions in the supply of raw materials for our products and have what we believe is a diverse manufacturing base globally, we may still be susceptible to general economic changes such as increases in the costs of raw materials, including petroleum, which is a significant component of many of our products, or other disruptions in international trade. For a more complete discussion of the risks facing our business, see “Risk Factors.”

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

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in our products are made of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our footwear to be higher than the cost of goods sold associated with our apparel. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues.

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $17.2 million, $13.7 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. Historically, our marketing investments have been within the range of 10% to 12% of net revenues. For the full year 2008, we planned our investments in marketing to be at the high-end of the range of 12% to 13% of net revenues, and our actual investments in marketing for 2008 were 13.1% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team and player sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale and direct to consumer sales channels, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

Other income (expense), net consists of unrealized and realized gains and losses on our derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Net revenues	$725,244	$606,561	$430,689
Cost of goods sold	370,296	301,517	215,089

Gross profit	354,948	305,044	215,600
Selling, general and administrative expenses	278,023	218,779	158,682

Income from operations	76,925	86,265	56,918
Interest income (expense), net	(850)	749	1,457
Other income (expense), net	(6,175)	2,029	712

Income before income taxes	69,900	89,043	59,087
Provision for income taxes	31,671	36,485	20,108

Net income	$38,229	$52,558	$38,979

	Year Ended December 31,
(As a percentage of net revenues)	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.1	49.7	49.9

Gross profit	48.9	50.3	50.1
Selling, general and administrative expenses	38.3	36.1	36.9

Income from operations	10.6	14.2	13.2
Interest income (expense), net	(0.1)	0.1	0.3
Other income (expense), net	(0.9)	0.4	0.2

Income before income taxes	9.6	14.7	13.7
Provision for income taxes	4.3	6.0	4.6

Net income	5.3%	8.7%	9.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenues increased $118.6 million, or 19.6%, to $725.2 million for the year ended December 31, 2008 from $606.6 million for the same period in 2007. This increase was primarily the result of an increase in our net sales as noted in the product category table below:

	Year Ended December 31,
	2008	2007	$ Change	% Change
(In thousands)
Men’s	$382,066	$348,150	$33,916	9.7%
Women’s	140,772	115,867	24,905	21.5
Youth	56,049	48,596	7,453	15.3

Total apparel	578,887	512,613	66,274	12.9
Footwear	84,848	40,878	43,970	107.6
Accessories	31,547	29,054	2,493	8.6

Total net sales	695,282	582,545	112,737	19.4
License revenues	29,962	24,016	5,946	24.8

Total net revenues	$725,244	$606,561	$118,683	19.6%

Net sales increased $112.8 million, or 19.4%, to $695.3 million for the year ended December 31, 2008 from $582.5 million during the same period in 2007 as noted in the table above. The increase in net sales primarily reflects:

•	$44.0 million, or 107.6%, increase in footwear sales driven primarily by our performance training footwear launch;

•	unit volume growth in certain existing apparel, such as team, golf, mountain, basketball and underwear products; partially offset by decreased unit volume within our compression products;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period; and

•	product introductions subsequent to December 31, 2007 in multiple product categories, most significantly in our training, golf, basketball and mountain categories; partially offset by

•	an overall reduction in at-once orders and higher wholesale order cancellations, as result of the weakening retail environment during the back half of the fourth quarter of 2008.

License revenues increased $6.0 million, or 24.8%, to $30.0 million for the year ended December 31, 2008 from $24.0 million during the same period in 2007. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $49.9 million to $354.9 million for the year ended December 31, 2008 from $305.0 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, decreased 140 basis points to 48.9% for the year ended December 31, 2008 compared to 50.3% during the same period in 2007. The decrease in gross margin percentage was primarily driven by the following:

•	higher proportion of total sales year over year from footwear which have lower margins than our apparel, accounting for an approximate 130 basis point decrease;

•	less favorable apparel mix relative to margins, along with higher product and inbound logistics costs, accounting for an approximate 60 basis point decrease; partially offset by

•	increased sales through our direct to consumer channel which produces higher margins, along with increased license revenues, accounting for an approximate 60 basis point increase.

Selling, general and administrative expenses increased $59.2 million to $278.0 million for the year ended December 31, 2008 from $218.8 million for the same period in 2007. As a percentage of net revenues, selling, general and administrative expenses increased to 38.3% for the year ended December 31, 2008 from 36.1% for the same period in 2007. These changes were primarily attributable to the following:

•

Marketing costs increased $23.7 million to $94.9 million for the year ended December 31, 2008 from $71.2 million for the same period in 2007 primarily due to sponsorship of new teams and athletes on the collegiate and professional levels, increased marketing costs for specific customers, increased personnel costs, along with our print and in-store brand marketing campaign supporting the introduction of our performance training footwear. As a percentage of net revenues, marketing costs increased to 13.1% for the year ended December 31, 2008 from 11.7% for the same period in 2007 primarily due to the items noted above, partially offset by lower media expenditures during 2008.

•

Selling costs increased $13.1 million to $56.1 million for the year ended December 31, 2008 from $43.0 million for the same period in 2007. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel, along with additional personnel in our domestic and international sales force. As a percentage of net revenues, selling costs increased to 7.7% for the year ended December 31, 2008 from 7.1% for the same period in 2007 due to the continued expansion of our direct to consumer channel, partially offset by lower personnel costs as a percentage of net revenues in 2008.

•

Product innovation and supply chain costs increased $11.9 million to $61.5 million for the year ended December 31, 2008 from $49.6 million for the same period in 2007 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs increased to 8.5% for the year ended December 31, 2008 from 8.2% for the same period in 2007 primarily due to the items noted above.

•

Corporate services costs increased $10.5 million to $65.5 million for the year ended December 31, 2008 from $55.0 million for the same period in 2007. This increase was attributable primarily to higher company-wide stock-based compensation, higher allowances for bad debts related to the current economic conditions and post-implementation consulting costs and depreciation expense related to our new warehouse management system and other information technology initiatives. As a percentage of net revenues, corporate services costs decreased slightly to 9.0% for the year ended December 31, 2008 from 9.1% for the same period in 2007.

Income from operations decreased $9.4 million, or 10.8%, to $76.9 million for the year ended December 31, 2008 from $86.3 million for the same period in 2007. Income from operations as a percentage of net revenues decreased to 10.6% for the year ended December 31, 2008 from 14.2% for the same period in 2007. This decrease was a result of an increase in selling, general and administrative expenses and a decrease in gross profit as a percentage of net revenues as discussed above.

Interest income (expense), net decreased $1.6 million to ($0.9) million for the year ended December 31, 2008 from $0.7 million for the same period in 2007. This decrease was primarily due to lower interest income earned on cash and cash equivalents as our investments were lower yielding in 2008 than in 2007 and higher interest expense due to increased borrowings on our revolving credit and long term debt facilities during 2008 as compared to 2007.

Other income (expense), net decreased $8.2 million to ($6.2) million for the year ended December 31, 2008 from $2.0 million for the same period in 2007. This change was primarily due to losses on foreign currency exchange rate changes on transactions primarily denominated in the Euro, partially offset by gains on derivative financial instruments.

Provision for income taxes decreased $4.8 million to $31.7 million for the year ended December 31, 2008 from $36.5 million for the same period in 2007. For the year ended December 31, 2008, our effective tax rate was 45.3% compared to 41.0% for the same period in 2007. The increase in the 2008 full year effective tax rate was primarily attributable to losses in foreign subsidiaries, partially caused by foreign currency exchange rate losses, which resulted in a larger proportion of our consolidated taxable income earned in the United States, which has higher tax rates than in our foreign jurisdictions. In addition, the 2008 effective tax rate increase was also driven by an increase in the state income tax rate in Maryland, where our corporate headquarters is located.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenues increased $175.9 million, or 40.8%, to $606.6 million for the year ended December 31, 2007 from $430.7 million for the same period in 2006. This increase was the result of increases in both our net sales and license revenues as noted in the product category table below.

	Year Ended December 31,
	2007	2006	$ Change	% Change
(In thousands)
Men’s	$348,150	$255,681	$92,469	36.2%
Women’s	115,867	85,695	30,172	35.2
Youth	48,596	31,845	16,751	52.6

Total apparel	512,613	373,221	139,392	37.3
Footwear	40,878	26,874	14,004	52.1
Accessories	29,054	14,897	14,157	95.0

Total net sales	582,545	414,992	167,553	40.4
License revenues	24,016	15,697	8,319	53.0

Total net revenues	$606,561	$430,689	$175,872	40.8%

Net sales increased $167.5 million, or 40.4%, to $582.5 million for the year ended December 31, 2007 from $415.0 million during the same period in 2006 as noted in the table above. The increase in net sales primarily reflects:

•

continued unit volume growth of our existing apparel, such as compression, training and golf products, primarily sold to existing retail customers due to additional retail stores and expanded floor space, while pricing of existing apparel remained relatively unchanged;

•	increased average selling prices driven primarily by substantial growth in direct to consumer sales;

•	$14.0 million increase in footwear sales, primarily football and baseball cleats, which were introduced in the second and fourth quarter of 2006, respectively; and

•	new products introduced during 2007 within all product categories, most significantly in our golf, training and mountain categories.

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

Interest income (expense), net decreased $0.7 million to $0.7 million for the year ended December 31, 2007 from $1.4 million for the same period in 2006. This decrease was primarily due to lower interest income earned on short-term investments and cash and cash equivalents in 2007.

Other income, net increased $1.3 million to $2.0 million for the year ended December 31, 2007 from $0.7 million for the same period in 2006. This increase was primarily due to gains on foreign currency exchange rate changes on transactions, partially offset by losses on derivative financial instruments.

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

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. During 2008, a larger portion of our income from operations was in the last two quarters of 2008 partially due to the shift in the timing of marketing investments to the first two quarters of 2008 as compared to prior years. The majority of our net revenues were generated during the last two quarters in each of 2008, 2007 and 2006. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the historical high percentage of income from operations and net revenues in the second half of the year may have been in part due to our growth in net revenues.

The following table sets forth certain unaudited financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended (unaudited)
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
(In thousands)
Net revenues	$124,329	$120,531	$186,863	$174,838	$157,342	$156,677	$231,946	$179,279
Gross profit	60,581	59,099	94,517	90,847	74,835	70,904	118,267	90,942
Marketing SG&A expenses	13,830	16,283	21,502	19,605	27,986	22,495	24,783	19,678
Other SG&A expenses	30,714	34,651	39,206	42,988	42,550	45,135	47,005	48,391
Income from operations	16,037	8,165	33,809	28,254	4,299	3,274	46,479	22,873

(As a percentage of annual totals)
Net revenues	20.5%	19.9%	30.8%	28.8%	21.7%	21.6%	32.0%	24.7%
Gross profit	19.9%	19.3%	31.0%	29.8%	21.1%	20.0%	33.3%	25.6%
Marketing SG&A expenses	19.4%	22.9%	30.2%	27.5%	29.5%	23.7%	26.1%	20.7%
Other SG&A expenses	20.8%	23.5%	26.6%	29.1%	23.2%	24.7%	25.7%	26.4%
Income from operations	18.6%	9.5%	39.1%	32.8%	5.6%	4.3%	60.4%	29.7%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the fall selling season. Since 2007, we have funded a portion of our working capital (primarily inventory) and capital investments from cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail stores, the investment and improvements in an ERP system and the implementation of our new warehouse management system.

During 2007, our inventory strategy included increasing inventory levels to meet the anticipated consumer demand for our products. This included being in stock in core product offerings, which are products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, our inventory strategy included shipping seasonal product at the start of the shipping window in order to maximize the productivity of our floor sets and earmarking any seasonal excess for our retail outlet stores. In 2008, we continued to focus on meeting consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our production planning process. Based on these initiatives, we expected inventory to continue to increase, but at a rate below that of net revenues. We did not hit our goal of delivering inventory growth at a rate below sales growth in the fourth quarter of 2008 as compared to the prior year period due to a slow down in sales as discussed above. However for the full year 2008 as compared to 2007, inventory increased 9.7% while our net revenues increased 19.6%. We believe that we are making progress in systems and process development around inventory management.

In January 2009, we terminated our $100.0 million revolving credit facility and entered into a new credit agreement which provides for a committed revolving credit facility of up to $200.0 million (increased in February 2009 from the initial amount of $180.0 million) based on our qualified inventory and accounts receivable balances. See “New Revolving Credit Facility” discussion below. We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe that we have adequate sources of liquidity, further weakening of economic conditions could adversely affect our business and liquidity (see the “Risk Factors” section included in Item 1A). In addition, continued instability in the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$69,516	$(14,628)	$10,701
Investing activities	(42,066)	(34,084)	(15,115)
Financing activities	35,381	18,148	12,579
Effect of exchange rate changes on cash and cash equivalents	(1,377)	497	(487)

Net increase (decrease) in cash and cash equivalents	$61,454	$(30,067)	$7,678

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash provided by operating activities increased $84.1 million to $69.5 million for the year ended December 31, 2008 from cash used in operating activities of $14.6 million during the same period in 2007. The increase in cash provided by operating activities was due to decreased net cash outflows from operating assets and liabilities of $73.2 million and adjustments to net income for non-cash items which increased $25.3 million year over year, partially offset by a decrease in net income of $14.3 million. The decrease in net cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a lower investment in inventory of $64.5 million, primarily driven by the operational initiatives put in place to improve our inventory management; and

•

a decrease in accounts receivable during 2008 as compared to an increase in accounts receivable during 2007. This decrease during 2008 was primarily due to improved collection efforts and a lower percentage growth in net sales during the fourth quarter of 2008 as compared to the same period in the prior year. During the fourth quarter of 2008, net sales increased by 1.4% as compared to the same period in 2007 versus an increase of 29.0% during the fourth quarter of 2007 as compared to the same period in 2006.

The above noted decreases in net cash outflows related to changes in operating assets were partially offset by a decrease in accrued expenses and other liabilities of $5.3 million in the year ended December 31, 2008 as compared to an increase of $11.8 million in the same period of 2007 primarily due to lower accruals for personnel costs in 2008.

Adjustments to net income for non-cash items increased in 2008 as compared to 2007 primarily as a result of higher depreciation and amortization expense relating to information technology initiatives, branded concept shops and the improvements to our distribution facilities, unrealized foreign currency exchange rate losses during 2008 as compared to unrealized foreign currency exchange rate gains during 2007, higher stock based compensation in 2008 and additional reserves for doubtful accounts in 2008.

Cash used in operating activities was $14.6 million for the year ended December 31, 2007 compared to cash provided by operating activities of $10.7 million during the same period in 2006. The $25.3 million additional net use of cash in operating activities was due to increased net cash outflows from operating assets and liabilities of $45.6 million, partially offset by adjustments to net income for non-cash items which increased $6.7 million and an increase in net income of $13.6 million year over year. The increase in net cash outflows related to changes in operating assets and liabilities year over year was primarily due to the following:

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

Adjustments to net income for non-cash items primarily increased in 2007 as a result of higher depreciation and amortization expense relating to the expansion of our distribution and corporate facilities and our footwear promotional rights, higher stock-based compensation expense and increased deferred income tax assets. The increase in non-cash items was partially offset by increased unrealized foreign currency exchanges rate gains on transactions.

Investing Activities

Cash used in investing activities increased $8.0 million to $42.1 million for the year ended December 31, 2008 from $34.1 million for the same period in 2007. This increase in cash used in investing activities was primarily due to additional capital expenditures for our branded concept shops, in-store fixtures and retail stores, as well as the purchase of trust owned life insurance policies. This increase was partially offset by lower capital expenditures for our distribution facilities year over year.

Cash used in investing activities increased $19.0 million to $34.1 million in 2007 from $15.1 million in 2006. This increase in cash used in investing activities primarily represents capital expenditures to improve and to expand our distribution and corporate facilities, along with continued capital expenditures for our new warehouse management system, our in-store fixtures, including our branded concept shops, and our direct to consumer initiatives and other information technology initiatives.

Total capital investments were $41.1 million, $35.1 million and $18.2 million in 2008, 2007 and 2006, respectively. Total capital investments in 2008, 2007 and 2006 included non-cash transactions of $2.5 million, $1.1 million and $3.1 million, respectively (see non-cash investing activities included on the Consolidated Statements of Cash Flows). Because we finance some capital investments through capital leases and other types of obligations, total capital investments exceed capital expenditures as described above. Although we are planning to grow our net revenues in 2009, we are currently planning our 2009 capital investments to be below our total 2008 capital investments.

Financing Activities

Cash provided by financing activities increased $17.3 million to $35.4 million for the year ended December 31, 2008 from $18.1 million for the same period in 2007. This increase was primarily due to additional net proceeds received from our revolving credit and long term debt facilities, partially offset by lower excess tax benefits from stock-based compensation arrangements.

Cash provided by financing activities increased $5.5 million to $18.1 million in 2007 from $12.6 million in 2006. This increase was primarily due to higher net proceeds received from our long term debt facilities, partially offset by lower excess tax benefits from stock-based compensation arrangements.

New Revolving Credit Facility

In January 2009, we entered into a new revolving credit facility with certain lending institutions and terminated our existing revolving credit facility in order to increase our available financing and to expand our lending syndicate. In conjunction with the termination of the prior revolving credit facility, we repaid the then outstanding balance of $25.0 million and did not borrow under the new revolving credit facility through January 31, 2009. In the short term, we may consider additional borrowings under this revolving credit facility to increase our cash position.

The new revolving credit facility has a term of three years and provided for an initial committed revolving credit line of up to $180.0 million based on our qualified inventory and accounts receivable balances. Subsequent to the initial closing of this revolving credit facility, the committed revolving credit line was increased to up to $200.0 million with the addition of another lending institution to the lending syndicate. The commitment amount under this revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. We incurred and capitalized approximately $1.5 million in deferred financing costs in connection with this revolving credit facility. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, unamortized deferred financing costs of $0.4 million relating to our prior revolving credit facility will be expensed in the first quarter of 2009 and $0.1 million of deferred financing costs will be added to the deferred financing costs of the new revolving credit facility and amortized over the life of this revolving credit facility.

The new revolving credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks) and by a pledge of 65% of the equity interests of our foreign subsidiaries. Up to $5.0 million of this revolving credit facility may be used to support letters of credit. We must not exceed a maximum leverage ratio of 2.5 and must not fall below a minimum fixed charge coverage ratio of 1.25 as defined in the credit agreement. This revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. Similar to the prior revolving credit facility, the new revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the new revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in this agreement, will be considered an event of default under this credit agreement. As of the date we entered into this revolving credit facility, we were below the maximum leverage ratio and above the minimum fixed charge coverage ratio.

Borrowings under the new revolving credit facility bear interest based on the daily balance outstanding at LIBOR (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases a base rate (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). This revolving credit facility also carries a commitment fee varying from 0.375% to 0.5% of the available but unused borrowings. The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement.

Prior Revolving Credit Facility

The financing agreement that was terminated in January 2009 provided for a committed revolving credit line of up to $100.0 million based on our eligible domestic inventory and accounts receivable balances and could be used for working capital and general corporate purposes. The agreement had a remaining term of approximately three years. This financing agreement was collateralized by substantially all of our domestic assets, other than our trademarks. Up to $10.0 million of this facility could be used to support letters of credit, which if utilized would reduce the availability under this revolving credit facility.

Borrowings under this revolving credit facility bore interest based on the daily balance outstanding at our choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin was calculated quarterly and varied based on our pricing leverage ratio as defined in this agreement. This revolving credit facility also carried a line of credit fee varying from 0.1% to 0.5% of the available but unused borrowings.

As of December 31, 2008, $25.0 million was outstanding under this revolving credit facility and our net availability was $75.0 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under this revolving credit facility was 3.7% and 6.3% for the years ended December 31, 2008 and 2007, respectively. No balance was outstanding during the year ended December 31, 2006.

This financing agreement contained a number of restrictions that limited our ability, among other things, to pledge our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions; pay dividends on stock; redeem or acquire any of our securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by us.

If net availability under this financing agreement fell below certain thresholds as defined in this agreement, we could not exceed a maximum leverage ratio of 1.25 and could not fall below a minimum fixed charge coverage ratio ranging from 1.10 to 1.25 as defined in this agreement. This financing agreement also provided the lenders with the ability to reduce the available revolving credit line amount even if we were in compliance with all conditions of this agreement, based on negative forecasts, trends or other circumstances that the lenders reasonably determined could negatively impact us or our business, profits, operations, financial condition or assets. Our net availability as of December 31, 2008 was above the threshold for compliance with the financial covenants, and we were below the maximum leverage ratio and above the minimum fixed charge coverage ratio as of December 31, 2008.

Prior to amending and restating this revolving credit facility in December 2006, we were party to a revolving credit facility of $75.0 million that was to expire in 2010. Under this financing agreement, interest rates and covenants under this revolving credit facility were similar to the interest rates and covenants described above.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the prior and new revolving credit facility, will be considered an event of default under these agreements. Through December 31, 2008, we have financed $33.0 million of property and equipment under these agreements. The terms of our new revolving credit facility, (see New Revolving Credit Facility discussion above) limit the total amount of additional financing under these agreements to $35.0 million. At December 31, 2008 and 2007, the outstanding principal balance was $20.1 million and $13.4 million, respectively, under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 6.1%, 6.5% and 6.3% for the years ended December 31, 2008, 2007 and 2006, respectively.

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

We lease warehouse space, office facilities, space for our retail stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2019, excluding extensions at our option, and contain various provisions for rental adjustments. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2008 are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$20,133	$7,072	$10,814	$2,247	$—
Capital lease obligations	477	378	99	—	—
Operating lease obligations (2)	77,120	12,758	23,480	18,570	22,312
Product purchase obligations (3)	138,250	138,250	—	—	—
Sponsorships and other (4)	76,420	26,170	39,637	9,633	980

Total	$312,400	$184,628	$74,030	$30,450	$23,292

(1)	Excludes a total of $1.8 million in interest payments on long term debt obligations.

(2)	Includes the minimum payments for operating lease obligations.

(3)	We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2008.

(4)	Includes footwear promotional rights fees, sponsorships of individual athletes, sports teams and athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional incentives based on performance achievements while wearing or using our products. It is not possible to determine the amounts we may be required to pay under these agreements as they are primarily subject to certain performance based variables. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.

The table above excludes a $2.5 million liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) as we are unable to reasonably estimate the timing of settlement (see Note 10 to the Consolidated Financial Statements for a further discussion on FIN 48).

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we have agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items that fall under the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Generally, such indemnification obligations do not apply in situations in which our counterparties are grossly negligent, engage in willful misconduct, or act in bad faith. Based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss take place at the point of sale (e.g. at our retail stores). We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns, Allowances, Markdowns and Discounts

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. We base our estimates for customer returns and allowances primarily on anticipated sales volume throughout the year. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve was appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which we made such a determination.

Inventory Valuation and Reserves

We value our inventory at standard costs which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a reserve for such difference as a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are more or less favorable than those projected by us, further adjustments may be required that would decrease or increase our cost of goods sold in the period in which we make such a determination.

Long-Lived Assets

The acquisition of long-lived assets, including furniture, office equipment, plant equipment, leasehold improvements, computer hardware and software and in-store fixtures and displays, is recorded at cost, and this cost is depreciated over the asset’s estimated useful life. In the case of software customized for internal use, the cost of the long-lived asset can include our internal labor costs. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

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

Stock-Based Compensation

Compensation expense is recognized in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). Compensation expense under SFAS 123R includes the expense of stock-based compensation awards granted on and subsequent to January 1, 2006 and the expense for the remaining vesting term of stock-based compensation awards issued subsequent to our initial filing of the S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) on August 26, 2005. Stock-based compensation awards granted prior to our initial filing of the S-1 Registration Statement are excluded from SFAS 123R and will continue to be accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, until fully amortized through 2010. With the adoption of SFAS 123R, no material cumulative adjustments were recorded. As of December 31, 2008, we had $29.9 million of unrecognized compensation expense, excluding performance-based stock options, expected to be recognized over a weighted average period of 3.7 years.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards, stock price volatility and estimated forfeiture rates. We use the Black-Scholes option-pricing model to determine the fair value of stock-based compensation awards. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future (see Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation).

Recently Adopted Accounting Standards

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB No. 107, Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under the SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. We continued to use the “simplified method” in developing an estimate of the expected term on stock options granted in 2008. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our shares of Class A Common Stock have been publicly traded.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 did not have a material impact on our consolidated financial statements. We do not believe that the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements. Refer to Note 9 of the Consolidated Financial Statements for further information on fair value measurement.

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

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of EITF 07-5 will have a material impact on our consolidated financial statements.

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

Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize international revenues in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our international revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our international subsidiaries in currencies other than their local currencies, primarily driven by inter-company transactions. These exposures are included in other income (expense), net on the consolidated statements of income.

In August 2007, we began using foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows. Since 2007, we have used foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases and inter-company transactions for our Canadian subsidiary. Beginning in December 2008, we began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of December 31, 2008, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.15 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.72 EUR per $1.00. As of December 31, 2008, the notional value of our outstanding forward contracts for our Canadian subsidiary was approximately $17.4 million with maturities of 1 to 6 months, and the notional value of our outstanding forward contracts for our European subsidiary was approximately $26.6 million with maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of December 31, 2008, the fair value of our foreign currency forward contracts was $1.2 million which is included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Unrealized foreign currency exchange rate gains (losses)	$(5,459)	$2,567	$(161)
Realized foreign currency exchange rate gains (losses)	(2,166)	174	520
Unrealized derivative gains (losses)	1,650	(243)	—
Realized derivative gains (losses)	(204)	(469)	—

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

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK Kevin A. Plank	Chief Executive Officer and Chairman of the Board of Directors

/s/ BRAD DICKERSON Brad Dickerson	Chief Financial Officer

Dated: February 20, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation as of January 1, 2006. As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 19, 2009

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$102,042	$40,588
Accounts receivable, net	81,302	93,515
Inventories	182,232	166,082
Prepaid expenses and other current assets	18,023	11,642
Deferred income taxes	12,824	10,418

Total current assets	396,423	322,245
Property and equipment, net	73,548	52,332
Intangible assets, net	5,470	6,470
Deferred income taxes	8,687	8,173
Other non-current assets	3,427	1,393

Total assets	$487,555	$390,613

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$25,000	$—
Accounts payable	72,435	55,012
Accrued expenses	25,905	36,111
Current maturities of long term debt	7,072	4,111
Current maturities of capital lease obligations	361	465
Other current liabilities	2,337	—

Total current liabilities	133,110	95,699
Long term debt, net of current maturities	13,061	9,298
Capital lease obligations, net of current maturities	97	458
Other long term liabilities	10,190	4,673

Total liabilities	156,458	110,128

Commitments and contingencies (see Note 7)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of December 31, 2008 and 2007; 36,808,750 shares issued and outstanding as of December 31, 2008 and 36,189,564 shares issued and outstanding as of December 31, 2007	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of December 31, 2008 and 2007	4	4
Additional paid-in capital	174,725	162,362
Retained earnings	156,011	117,782
Unearned compensation	(60)	(182)
Accumulated other comprehensive income	405	507

Total stockholders’ equity	331,097	280,485

Total liabilities and stockholders’ equity	$487,555	$390,613

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenues	$725,244	$606,561	$430,689
Cost of goods sold	370,296	301,517	215,089

Gross profit	354,948	305,044	215,600
Operating expenses
Selling, general and administrative expenses	278,023	218,779	158,682

Income from operations	76,925	86,265	56,918
Interest income (expense), net	(850)	749	1,457
Other income (expense), net	(6,175)	2,029	712

Income before income taxes	69,900	89,043	59,087
Provision for income taxes	31,671	36,485	20,108

Net income	$38,229	$52,558	$38,979

Net income available per common share
Basic	$0.79	$1.09	$0.83
Diluted	$0.77	$1.05	$0.79

Weighted average common shares outstanding
Basic	48,569	48,021	46,983
Diluted	49,890	49,959	49,587

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Notes Receivable from Stockholders	Accum- ulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2005	31,223	$10	15,200	$5	$124,803	$28,067	$(1,889)	$(163)	$(3)		$150,830
Class B Common Stock converted to Class A Common Stock	1,950	1	(1,950)	(1)	—	—	—	—	—		—
Exercise of stock options	1,292	1	—	—	2,955	—	—	—	—		2,956
Issuance of fully vested warrants	—	—	—	—	8,500	—	—	—	—		8,500
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(25)	—	—	—	(64)	(670)	—	—	—		(734)
Issuance of Class A Common Stock, net of forfeitures	116	—	—	—	588	—	—	—	—		588
Stock-based compensation expense	—	—	—	—	1,235	—	711	—	—		1,946
Tax benefits from stock-based compensation arrangements	—	—	—	—	11,260	—	—	—	—		11,260
Reversal of unearned compensation and additional paid-in capital due to the adoption of SFAS 123R	—	—	—	—	(715)	—	715	—	—		—
Payments received on notes from stockholders	—	—	—	—	—	—	—	169	—		169
Interest earned on notes receivable from stockholders	—	—	—	—	—	—	—	(6)	—		(6)
Comprehensive income :
Net income	—	—	—	—	—	38,979	—	—	—	$38,979
Foreign currency translation adjustment, net of tax $62	—	—	—	—	—	—	—	—	(100)	(100)

Comprehensive income										38,879	38,879

Balance as of December 31, 2006	34,556	12	13,250	4	148,562	66,376	(463)	—	(103)		214,388
Class B Common Stock converted to Class A Common Stock	750	—	(750)	—	—	—	—	—	—		—
Exercise of stock options	660	—	—	—	2,206	—	—	—	—		2,206
Issuance of Class A Common Stock, net of forfeitures	224	—	—	—	976	—	—	—	—		976
Stock-based compensation expense	—	—	—	—	3,901	—	281	—	—		4,182
Tax benefits from stock-based compensation arrangements	—	—	—	—	6,717	—	—	—	—		6,717
Effect of adoption of FIN 48	—	—	—	—	—	(1,152)	—	—	—		(1,152)
Comprehensive income :
Net income	—	—	—	—	—	52,558	—	—	—	52,558
Foreign currency translation adjustment, net of tax ($264)	—	—	—	—	—	—	—	—	610	610

Comprehensive income										53,168	53,168

Balance as of December 31, 2007	36,190	12	12,500	4	162,362	117,782	(182)	—	507		280,485
Exercise of stock options	225	—	—	—	785	—	—	—	—		785
Issuance of Class A Common Stock, net of forfeitures	394	—	—	—	1,205	—	—	—	—		1,205
Stock-based compensation expense	—	—	—	—	8,340	—	122	—	—		8,462
Tax benefits from stock-based compensation arrangements	—	—	—	—	2,033	—	—	—	—		2,033
Comprehensive income :
Net income	—	—	—	—	—	38,229	—	—	—	38,229
Foreign currency translation adjustment, net of tax $100	—	—	—	—	—	—	—	—	(102)	(102)

Comprehensive income										$38,127	38,127

Balance as of December 31, 2008	36,809	$12	12,500	$4	$174,725	$156,011	$(60)	$—	$405		$331,097

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$38,229	$52,558	$38,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	21,347	14,622	9,824
Unrealized foreign currency exchange rate (gains) losses	5,459	(2,567)	161
Loss on disposal of property and equipment	15	—	115
Stock-based compensation	8,466	4,182	1,982
Deferred income taxes	(2,818)	(4,909)	(6,721)
Changes in reserves for doubtful accounts, returns, discounts and inventories	8,711	4,551	3,832
Changes in operating assets and liabilities:
Accounts receivable	2,634	(24,222)	(20,828)
Inventories	(19,497)	(83,966)	(26,504)
Prepaid expenses and other assets	(7,187)	(2,067)	(3,997)
Accounts payable	16,957	11,873	8,203
Accrued expenses and other liabilities	(5,316)	11,825	10,681
Income taxes payable and receivable	2,516	3,492	(5,026)

Net cash provided by (used in) operating activities	69,516	(14,628)	10,701

Cash flows from investing activities
Purchase of property and equipment	(38,594)	(33,959)	(15,115)
Purchase of intangible assets	(600)	(125)	—
Purchase of trust owned life insurance policies	(2,893)	—	—
Proceeds from sales of property and equipment	21	—	—
Purchases of short term investments	—	(62,860)	(89,650)
Proceeds from sales of short term investments	—	62,860	89,650

Net cash used in investing activities	(42,066)	(34,084)	(15,115)

Cash flows from financing activities
Proceeds from revolving credit facility	40,000	14,000	—
Payments on revolving credit facility	(15,000)	(14,000)	—
Proceeds from long term debt	13,214	11,841	2,119
Payments on long term debt	(6,490)	(2,973)	(2,413)
Payments on capital lease obligations	(464)	(794)	(1,840)
Excess tax benefits from stock-based compensation arrangements	2,131	6,892	11,260
Proceeds from exercise of stock options and other stock issuances	1,990	3,182	3,544
Payments of debt financing costs	—	—	(260)
Payments received on notes from stockholders	—	—	169

Net cash provided by financing activities	35,381	18,148	12,579
Effect of exchange rate changes on cash and cash equivalents	(1,377)	497	(487)

Net increase (decrease) in cash and cash equivalents	61,454	(30,067)	7,678
Cash and cash equivalents
Beginning of year	40,588	70,655	62,977

End of year	$102,042	$40,588	$70,655

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative
to stock-based compensation	$—	$—	$734
Purchase of property and equipment through certain obligations	2,486	1,110	2,700
Issuance of warrants in partial consideration for intangible asset	—	—	8,500
Settlement of outstanding accounts receivable with property and equipment	—	—	350
Reversal of unearned compensation and additional paid in capital due to adoption of
SFAS 123R	—	—	715

Other supplemental information
Cash paid for income taxes	29,561	30,502	20,522
Cash paid for interest	1,444	525	531

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents.

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

	Customer A	Customer B	Customer C
Net revenues
2008	18.6%	12.2%	4.7%
2007	19.9%	13.0%	4.5%
2006	22.2%	14.4%	3.6%

Accounts receivable
2008	25.0%	15.8%	7.9%
2007	27.0%	15.9%	3.6%
2006	28.4%	15.8%	4.8%

Short-Term Investments

Historically, the Company purchased and sold short-term investments consisting of auction rate municipal bonds. All of these short-term investments were classified as available-for-sale securities. These auction rate securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset at the regular auctions every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company had the ability to liquidate these securities primarily through the auction process. As a result, the Company had no unrealized gains or losses from its investments in these securities. All income generated from these short-term investments was tax exempt and recorded as interest income. None of these short-term investments were purchased or sold during the year ended December 31, 2008.

Included in interest income (expense), net for the years ended December 31, 2008, 2007 and 2006 was interest income of $0.6 million, $1.5 million and $2.2 million, respectively related to short-term investments and cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts and reserves for returns and certain sales allowances, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $4.2 million and $1.1 million, respectively. The Company reviews the allowance for doubtful accounts monthly. In determining the amount of the allowance for doubtful accounts, the Company considers its historical level of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as they stipulate settlements to be made through Company cash disbursements. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Intangible Assets

Intangible assets that are determined to have a definite life are amortized over the asset’s estimated useful life and are evaluated and measured for impairment in accordance with the Company’s Impairment of Long-Lived Assets significant accounting policy discussed below. No impairments relating to intangible assets have been recognized for the years ended December 31, 2008, 2007, and 2006.

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

Property and Equipment

Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets: 3 to 7 years for furniture and fixtures, office equipment and software, and plant equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture and fixtures, and depreciated over 3 to 5 years.

The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.4 million for the year ended December 31, 2008. No interest was capitalized during the years ended December 31, 2007 and 2006.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded in the years ended December 31, 2008, 2007 and 2006.

Accrued Expenses

At December 31, 2008, accrued expenses primarily included $6.8 million, $6.0 million and $5.1 million of accrued marketing expense, compensation and benefits and customer discounts, respectively. At December 31, 2007, accrued expenses primarily included $16.3 million, $7.3 million and $5.8 million of accrued compensation and benefits, marketing expense and customer discounts, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments, net of tax.

Foreign Currency Translation and Transactions

The functional currency for each of the Company’s wholly owned foreign subsidiaries is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by inter-company transactions, denominated in a currency other than the local currency are included in other income (expense), net on the consolidated statements of income.

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

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed the month the advertisement appears. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and are generally expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising expense, including amortization of in-store marketing fixtures and displays, was $94.9 million, $71.2 million and $48.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, prepaid advertising costs were $0.9 million and $0.8 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $17.2 million, $13.7 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock and other equity awards. See Note 11 for further discussion of earnings per share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (revised 2004) (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“ABP”) Opinion No 25 Accounting for Stock Issued to Employees (“APB 25”), and requires that all stock-based compensation awards granted to employees and directors be measured at the fair value of the award and recognized as an expense in the financial statements. SFAS 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash flows instead of operating cash flows.

The Company adopted SFAS 123R using the modified prospective method of application, which requires the Company to recognize compensation expense for grants of stock-based compensation awards to employees and directors on a prospective basis; therefore, prior period financial statements were not restated. The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock-based compensation awards granted under SFAS 123R. As permitted by Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”), the expected life of stock options granted is calculated using an expected life equal to the time from grant to the midpoint between the vesting date and the contractual term, while considering the vesting tranches. The risk-free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected stock option life. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized on a straight-line basis over the total vesting period, which is the implied requisite service period and net of forfeitures which are estimated at the date of grant based on historical rates.

Compensation expense under SFAS 123R includes the expense of stock-based compensation awards granted subsequent to January 1, 2006 and the expense for the remaining vesting term of stock-based compensation awards granted subsequent to the Company’s initial filing of the S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) on August 26, 2005. Stock-based compensation awards granted to employees and directors prior to the Company’s initial filing of the S-1 Registration Statement are specifically excluded from SFAS 123R and will continue to be accounted for in accordance with APB 25 and the FASB Interpretation (“FIN”) No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans until unearned compensation of $0.1 million as of December 31, 2008 is fully amortized through 2010. In addition, as of the January 1, 2006 adoption date, the Company reversed $0.7 million in unearned compensation and the related additional paid-in capital due to unvested equity awards granted between the initial filing of the Company’s S-1 Registration Statement and the January 1, 2006 SFAS 123R adoption date. Had the Company elected to account for all stock-based compensation awards granted to employees and directors at fair value in accordance with SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”), net income and earnings per share for the years ended December 31, 2008, 2007 and 2006 would have been reported as set forth in the following table:

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Net income	$38,229	$52,558	$38,979
Add: stock-based compensation expense included in reported net income, net of taxes	4,633	2,468	1,298
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(4,796)	(2,628)	(1,452)

Pro forma net income	$38,066	$52,398	$38,825

Earnings per share including SFAS 123 compensation expense

Basic, pro forma	$0.78	$1.09	$0.83
Diluted, pro forma	$0.76	$1.05	$0.78
Basic, as reported	$0.79	$1.09	$0.83
Diluted, as reported	$0.77	$1.05	$0.79

The Company issues new shares of Class A Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. See Note 12 for further details on stock-based compensation.

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

Recently Adopted Accounting Standards

In December 2007, the SEC issued SAB 110. SAB 110 amends SAB No. 107, Share-Based Payment, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company continued to use the “simplified method” in developing an estimate of the expected term on stock options granted during the year ended December 31, 2008. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares of Class A Common Stock have been publicly traded.

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

Recently Issued Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 are required for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP EITF 03-6-1 will have a material impact on its computation of earnings per share.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of EITF 07-5 will have a material impact on its consolidated financial statements.

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

3. Inventories

Inventories consisted of the following:

	December 31,
(In thousands)	2008	2007
Finished goods	$187,072	$169,560
Raw materials	731	1,180
Work-in-process	6	208

Subtotal inventories	187,809	170,948
Inventories reserve	(5,577)	(4,866)

Total inventories	$182,232	$166,082

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(In thousands)	2008	2007
Furniture, fixtures and displays	$37,245	$25,853
Software	20,106	9,849
Leasehold improvements	18,536	11,598
Plant equipment	16,705	13,867
Office equipment	13,369	11,295
Construction in progress	11,910	10,411
Other	2,236	814

Subtotal property and equipment	120,107	83,687
Accumulated depreciation and amortization	(46,559)	(31,355)

Property and equipment, net	$73,548	$52,332

Construction in progress primarily includes software costs relative to systems not yet placed in use and leasehold improvement costs and in-store fixtures and displays not yet placed in service.

Depreciation and amortization expense related to property and equipment was $19.6 million, $12.9 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2008			December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(3,625)	$4,875	$8,500	$(2,125)	$6,375
Other	725	(130)	595	125	(30)	95

Total	$9,225	$(3,755)	$5,470	$8,625	$(2,155)	$6,470

Intangible assets are amortized using estimated useful lives of 33 months to 89 months with no residual value. Amortization expense, which is primarily included in selling, general and administrative expenses, was $1.6 million, $1.5 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense of the Company’s intangible assets is $1.6 million for each of the years ending December 31, 2009 through 2011, and $0.5 million and $0.1 million for the years ending December 31, 2012 and 2013, respectively.

6. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In January 2009, the Company terminated its existing revolving credit facility and entered into a new revolving credit facility with certain lending institutions. See Note 18 for a further discussion on the new revolving credit facility.

In December 2006, the Company entered into a third amended and restated financing agreement with a lending institution that had a term of five years and provided for a committed revolving credit line of up to $100.0 million based on the Company’s eligible domestic inventory and accounts receivable balances and was used for working capital and general corporate purposes. This financing agreement was collateralized by substantially all of the Company’s domestic assets, other than its trademarks. Up to $10.0 million of the revolving credit facility could be used to support letters of credit, which if utilized would reduce the availability under the revolving credit facility. The Company incurred $0.3 million in deferred financing costs in connection with this revolving credit facility. In accordance with EITF Issue No. 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”) unamortized deferred financing costs of $0.6 million relating to the Company’s old revolving credit facility were added to the deferred financing costs of this revolving credit facility and were to be amortized over the remaining life of this revolving credit facility.

Borrowings under this revolving credit facility bore interest based on the daily balance outstanding at the Company’s choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin was calculated quarterly and varied based on the Company’s pricing leverage ratio as defined in this financing agreement. This revolving credit facility also carried a line of credit fee varying from 0.1% to 0.5% of the available but unused borrowings.

This financing agreement contained a number of restrictions that limited the Company’s ability, among other things, to pledge its accounts receivable, inventory, trademarks and most of its other assets as security in its borrowings or transactions; pay dividends on stock; redeem or acquire any of its securities; sell certain assets; make certain investments; guaranty certain obligations of third parties; undergo a merger or consolidation; or engage in any activity materially different from those presently conducted by the Company.

If net availability under this financing agreement fell below a certain threshold as defined in this agreement, the Company could not exceed a maximum leverage ratio of 1.25 and could not fall below a minimum fixed charge coverage ratio ranging from 1.10 to 1.25 as defined in the agreement. This financing agreement also provided the lenders with the ability to reduce the available revolving credit line amount even if the Company was in compliance with all conditions of this agreement, based on negative forecasts, trends or other circumstances that the lenders reasonably determined could negatively impact the Company or its business, profits, operations, financial condition or assets. The Company’s net availability as of December 31, 2008 was above the threshold for compliance with the financial covenants and the Company was below the maximum leverage ratio and above the minimum fixed charge coverage ratio as of December 31, 2008. As of December 31, 2008, $25.0 million was outstanding under this revolving credit facility, and the Company’s net availability was $75.0 million based on its eligible domestic inventory and accounts receivable balances.

Prior to amending and restating the revolving credit facility in December 2006, the Company was party to a revolving credit facility of $75.0 million that was to terminate in 2010. Interest rates and covenants under this financing agreement were similar to the interest rates and covenants described above.

The weighted average interest rate on the balances outstanding under this revolving credit facility was 3.7% and 6.3% for the years ended December 31, 2008 and 2007, respectively. No balance was outstanding during the year ended December 31, 2006.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, is considered an event of default under these agreements. Through December 31, 2008, the Company has financed $33.0 million of property and equipment under these agreements. As of December 30, 2008 and 2007, the outstanding principal balance was $20.1 million and $13.4 million, respectively, under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 6.1%, 6.5% and 6.3% for the years ended December 31, 2008, 2007 and 2006, respectively. The terms of the Company’s new revolving credit facility (see Note 18 for a further discussion of the new revolving credit facility) limit the total amount of additional financing under these agreements to $35.0 million.

The following is a schedule of future principal payments on long term debt as of December 31, 2008:

(In thousands)
2009	$7,072
2010	7,167
2011	3,647
2012	1,966
2013 and thereafter	281

Total future principal payments on long term debt	20,133
Less current maturities of long term debt	(7,072)

Long term debt obligations	$13,061

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Included in interest income (expense), net for the years ended December 31, 2008, 2007 and 2006 was interest expense, including amortization of deferred financing costs, under the revolving credit facility and long term debt agreements of $1.5 million, $0.8 million and $0.8 million, respectively.

7. Commitments and Contingencies

Obligations Under Operating and Capital Leases

The Company leases warehouse space, office facilities, space for our retail stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2019, excluding extensions at our option, and include provisions for rental adjustments. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases as of December 31, 2008:

(In thousands)	Operating	Capital
2009	$12,758	$378
2010	12,031	99
2011	11,449	—
2012	10,059	—
2013 and thereafter	30,823	—

Total future minimum lease payments	$77,120	477

Less amount representing interest		(19)

Present value of future minimum capital lease payments		458
Less current maturities of obligations under capital leases		(361)

Long term capital lease obligations		$97

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $12.9 million, $8.5 million and $5.4 million, respectively, under the operating lease agreements.

The following summarizes the Company’s assets under capital lease agreements:

	December 31,
(In thousands)	2008	2007
Office equipment	$—	$20
Leasehold improvements	331	401
Plant equipment	1,651	1,755

	1,982	2,176
Accumulated depreciation and amortization	(1,271)	(1,134)

Property and equipment, net	$711	$1,042

For the years ended December 31, 2008, 2007 and 2006, $0.3 million, $0.5 million and $0.8 million, respectively, of depreciation and amortization on assets under capital leases was included in depreciation and amortization expense.

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2008:

(In thousands)
2009	$26,170
2010	21,842
2011	17,795
2012	6,483
2013 and thereafter	4,130

Total future minimum sponsorship and other marketing payments	$76,420

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

In connection with various contracts and agreements, the Company has agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items that fall under the scope of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Generally, such indemnification obligations do not apply in situations in which the counterparties are grossly negligent, engage in willful misconduct, or act in bad faith. Based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to its consolidated financial position or results of operations.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination of employment without cause or for good reason, including following a change in control of the Company.

8. Stockholders’ Equity

The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares of 100.0 million shares and 12.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by the Company’s Chief Executive Officer (“CEO”), or a related party of the CEO, as defined in the Company’s charter. As a result, the Company’s CEO has more than a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than the Company’s CEO or a related party of the CEO, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis on the date upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by the Company’s CEO is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

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

Notes Receivable from Stockholders

In 2005, the Company made loans to select employees to enable these employees to exercise vested stock options. These notes receivable were presented within the balance sheet as a component of stockholders’ equity. These notes receivable were collateralized by the Class A Common Stock and were full recourse to the Company. The 2005 notes receivable, which accrued interest at 7.7%, were repaid including interest during 2006.

9. Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of December 31, 2008 are set forth in the table below:

(In thousands)
Description	Level 1	Level 2	Level 3

Derivative foreign currency forward contracts (see Note 14)	$—	$1,244	$—
TOLI held by the Rabbi Trust (see Note 13)	—	2,202	—
The Plan obligations (see Note 13)	—	(2,159)	—

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

10. Provision for Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Income (loss) before income taxes:
United States	$85,204	$91,929	$62,250
Foreign	(15,304)	(2,886)	(3,163)

Total	$69,900	$89,043	$59,087

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Current
Federal	$28,225	$35,446	$24,083
State	5,022	5,379	2,630
Other foreign countries	1,242	569	116

	34,489	41,394	26,829

Deferred
Federal	226	(4,257)	(2,656)
State	1,699	290	(3,120)
Other foreign countries	(4,743)	(942)	(945)

	(2,818)	(4,909)	(6,721)

Provision for income taxes	$31,671	$36,485	$20,108

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	6.5	5.0	(1.9)
Foreign losses	2.2	0.7	0.3
Other	1.6	0.3	0.6

Effective income tax rate	45.3%	41.0%	34.0%

The increase in the 2008 full year effective income tax rate, as compared to 2007, is primarily attributable to losses in foreign subsidiaries, partially caused by foreign currency exchange rate losses, which resulted in a larger proportion of the Company’s consolidated taxable income earned in the United States, which has higher tax rates than our foreign jurisdictions. In addition, the increase was due to an increase in the state income tax rate in Maryland, where the Company’s corporate headquarters is located. In 2006, the Company recorded $5.6 million of state tax credits, which reduced the Company’s effective income tax rate in 2006 as compared to 2008 and 2007.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2008	2007
Deferred tax asset
State tax credits, net of federal tax impact	$899	$2,950
Tax basis inventory adjustment	2,495	2,336
Inventory obsolescence reserves	1,985	1,769
Allowance for doubtful accounts and other reserves	7,802	4,879
Foreign net operating loss carryforward	6,378	2,798
Stock-based compensation	3,425	1,366
Intangible asset	1,354	1,047
Deferred rent	1,292	585
Other	1,911	2,147

Total deferred tax assets	27,541	19,877

Deferred tax liability
Unrealized (gains) losses	(81)	(818)
Other comprehensive income	(101)	(201)
Prepaid expenses	(837)	(701)
Property, plant and equipment	(5,285)	434

Total deferred tax liabilities	(6,304)	(1,286)

Total deferred tax assets, net	$21,237	$18,591

As of December 31, 2008, deferred tax liabilities of $260.3 thousand and $14.0 thousand were included in other current liabilities and other long term liabilities, respectively. As of December 31, 2008, the Company has available state tax credits of $1.4 million that will begin to expire in 12 to 13 year periods.

As of December 31, 2008, a Company subsidiary has available a net operating loss that will begin to expire in 7 to 9 years. A valuation allowance has not been recorded against the foreign subsidiary net operating loss based on the Company’s ability to implement tax planning strategies to utilize these net operating losses.

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

As of December 31, 2008 and 2007, the total liability for uncertain tax positions, including related interest and penalties, was approximately $2.5 million and $2.6 million, respectively. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
(In thousands)	2008	2007

Beginning of year	$1,781	$1,454
Increases as a result of tax positions taken in a prior period	—	—
Decreases as a result of tax positions taken in a prior period	—	—
Increases as a result of tax positions taken during the current period	281	327
Decreases as a result of tax positions taken during the current period	—	—
Decreases as a result of settlements during the current period	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(387)	—

End of year	$1,675	$1,781

As of December 31, 2008, $1.1 million of unrecognized tax benefits, excluding interest and penalties, would impact our effective tax rate if recognized.

As of both December 31, 2008 and 2007, the liability for uncertain tax positions included $0.8 million for the accrual of interest and penalties. For each of the years ended December 31, 2008 and 2007, the Company recorded $0.2 million for the accrual of interest and penalties in its consolidated statement of income.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The majority of the Company’s returns are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before 2005. The Company may incur a decrease in the total unrecognized tax benefits within the next twelve months as a result of the possible expiration of certain statutes of limitations for particular tax positions.

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Numerator
Net income	$38,229	$52,558	$38,979

Denominator
Weighted average common shares outstanding	48,569	48,021	46,983
Effect of dilutive securities	1,321	1,938	2,604

Weighted average common shares and dilutive securities outstanding	49,890	49,959	49,587

Earnings per share - basic	$0.79	$1.09	$0.83
Earnings per share - diluted	$0.77	$1.05	$0.79

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock awards, restricted stock units and warrants representing 1.3 million, 0.1 million, and 0.1 million shares of common stock were outstanding for each of the years ended December 31, 2008, 2007 and 2006 but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation

Stock Compensation Plans

The Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The maximum number of shares available for issuance under the 2005 Plan is 2.7 million shares. Stock options and restricted stock awards under the 2005 Plan generally vest ratably over a four to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates as of the date of the Company’s 2009 annual meeting of stockholders unless it is approved again by stockholders by such meeting date. If the 2005 Plan is approved by stockholders during this time period, it terminates in 2015. As of December 31, 2008, 0.9 million shares are available for future grants of awards under the 2005 Plan.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 1.0 million shares. During the years ended December 31, 2008, 2007 and 2006, 46.6 thousand, 22.1 thousand and 16.9 thousand shares were purchased under the ESPP, respectively.

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

Stock Options

The weighted average fair value of a stock option granted for the years ended December 31, 2008, 2007 and 2006 was $19.48, $22.88 and $17.14, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.9% - 4.4%	4.5% - 4.6%	4.6% - 5.0%
Average expected life in years	5.4 - 8.3	5.5 - 6.5	5.5 - 6.5
Expected volatility	44.0% - 47.7%	44.4%	44.6% - 46.1%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock options as of December 31, 2008, 2007 and 2006, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2008		2007		2006
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Average Exercise Price
Outstanding, beginning of year	2,126	$8.23	2,755	$6.19	4,215	$3.42
Granted, at fair market value	609	37.96	67	45.12	197	36.17
Exercised	(225)	3.49	(660)	3.34	(1,292)	2.29
Forfeited	(54)	13.67	(36)	10.42	(365)	4.12

Outstanding, end of year	2,456	$15.92	2,126	$8.23	2,755	$6.19

Options exercisable, end of year	1,044	$7.22	639	$5.70	665	$2.39

The intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.7 million, $31.9 million and $43.5 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

(In thousands, except per share amounts)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
$0.17	233	$0.17	2.5	$5,517	233	$0.17	2.5	$5,517
$0.83	10	0.83	3.6	230	10	0.83	3.6	230
$1.77 – $2.65	941	2.25	2.1	20,302	460	2.23	2.3	9,938
$10.77 – $13.00	429	11.31	2.2	5,377	244	11.37	2.1	3,045
$25.99 – $38.84	414	32.01	8.6	—	69	35.47	7.2	—
$43.65 – $45.12	429	43.91	9.0	—	28	44.99	8.2	—

	2,456	$15.92	4.4	$31,426	1,044	$7.22	2.8	$18,730

Included in the tables above are 185.8 thousand performance-based stock options granted to the Company’s new President upon his hiring in July 2008. The performance-based stock options have an exercise price of $28.93, a term of ten years from the grant date and vest in four equal installments subject to the achievement of four separate annual operating income targets. If an annual operating income target is not achieved by a certain date, the portion of the award tied to that performance level will be forfeited. The weighted average fair value of each of the performance-based stock options was $16.16 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the table above. As of December 31, 2008, the Company has not recorded stock-based compensation expense for the performance-based stock options as the Company is unable to predict at this time whether the annual operating income targets will be achieved. The Company will assess the probability of the achievement of each annual operating income target at the end of each reporting period. When it becomes probable that a performance target will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units as of December 31, 2008, 2007, and 2006, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2008		2007		2006
	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value
Outstanding, beginning of year	362	$42.06	210	$23.81	125	$7.79
Granted	404	36.55	254	48.59	110	39.32
Forfeited	(45)	51.74	(17)	42.72	(7)	17.93
Vested	(82)	39.63	(85)	16.51	(18)	9.16

Outstanding, end of year	639	$38.27	362	$42.06	210	$23.81

Total stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was $8.5 million, $4.2 million and $2.0 million, respectively. As of December 31, 2008, the Company had $29.9 million of unrecognized compensation expense, excluding performance-based stock options, expected to be recognized over a weighted average period of 3.7 years.

Warrants

On August 3, 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which are recorded as an intangible asset (see Note 5). With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price of the Company’s Class A Common Stock on August 2, 2006. As of December 31, 2008, 240.0 thousand warrants are exercisable, and the remaining 240.0 thousand warrants will become exercisable three years from the issue date. As of December 31, 2008, no warrants have been exercised.

13. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense for the years ended December 31, 2008, 2007 and 2006, of $1.1 million, $0.9 million and $0.7 million, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

Effective June 1, 2007, the Company’s Board of Directors approved the Under Armour, Inc. Deferred Compensation Plan (the “Plan”). The Plan allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. Compensation deferrals began for participating employees on January 1, 2008. As of December 31, 2008, the Plan obligation was $2.2 million and was included in other long term liabilities on the consolidated balance sheet.

The Company established a rabbi trust (the “Rabbi Trust”) during the three months ended March 31, 2008, to fund obligations to participants in the Plan. As of December 31, 2008, the assets held in the Rabbi Trust were trust owned life insurance policies (“TOLI”) with a cash-surrender value of $2.2 million. These assets are consolidated in accordance with Emerging Issues Task Force (“EITF”) 97-14, Accounting for Deferred Compensation Agreements Where Amounts Earned Are Held in a Rabbi Trust and Invested, and are included in other non-current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Plan obligations.

14. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates primarily relating to transactions generated by its international subsidiaries in currencies other than their local currencies, primarily driven by inter-company transactions. In August 2007, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on projected inventory purchases and inter-company transactions for its Canadian subsidiary. Beginning in December 2008, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for its European subsidiary.

As of December 31, 2008, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases and inter-company transactions was approximately $17.4 million with contract maturities of 1 to 6 months and on its European’s subsidiary’s projected inter-company transactions was approximately $26.6 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. As of December 31, 2008, the fair value of the Company’s foreign currency forward contracts was $1.2 million which is included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Unrealized foreign currency exchange rate gains (losses)	$(5,459)	$2,567	$(161)
Realized foreign currency exchange rate gains (losses)	(2,166)	174	520
Unrealized derivative gains (losses)	1,650	(243)	—
Realized derivative gains (losses)	(204)	(469)	—

The Company enters into foreign currency forward contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the foreign currency forward contracts. However, the Company monitors the credit quality of these financial institutions and considers the risk of counterparty default to be minimal.

15. Related Party Transactions

In 2005, the Company entered into an agreement to license a software system with a vendor whose CEO is a director of the Company. During the years ended December 31, 2008, 2007 and 2006 the Company paid $3.2 million, $1.8 million and $1.4 million, respectively, in licensing fees and related support services to this vendor. Amounts payable to this related party as of December 31, 2008 were $0.9 million. No amounts were payable to this related party as of December 31, 2007.

In 2007, the Company entered into an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. During years ended December 31, 2008 and 2007, the Company paid $0.6 million and $0.4 million, respectively, in usage fees to this entity for the Company’s business use of the aircraft. Amounts payable to this related party as of December 31, 2008 and 2007 were $13.6 thousand and $13.5 thousand, respectively. The Company determined the usage fees charged are at or below market. From time to time, the Company utilized the aircraft for business use at no charge. During the year ended December 31, 2008, the Company was not charged approximately $0.2 million for business use of the aircraft. The Company was charged for substantially all business use of the aircraft during the year ended December 31, 2007.

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

	Year Ended December 31,
(In thousands)	2008	2007	2006

Men’s	$382,066	$348,150	$255,681
Women’s	140,772	115,867	85,695
Youth	56,049	48,596	31,845

Total apparel	578,887	512,613	373,221
Footwear	84,848	40,878	26,874
Accessories	31,547	29,054	14,897

Total net sales	695,282	582,545	414,992
License revenues	29,962	24,016	15,697

Total net revenues	$725,244	$606,561	$430,689

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Year Ended December 31,
(In thousands)	2008	2007	2006

United States	$660,784	$562,439	$403,725
Canada	31,604	23,360	16,485

Subtotal	692,388	585,799	420,210
Other foreign countries	32,856	20,762	10,479

Total net revenues	$725,244	$606,561	$430,689

During the years ended December 31, 2008 and 2007, substantially all of the Company’s long-lived assets were located in the United States.

17. Unaudited Quarterly Financial Data

	Quarter Ended (unaudited)				Year Ended December 31,
(In thousands)	March 31,	June 30,	September 30,	December 31,

2008
Net revenues	$157,342	$156,677	$231,946	$179,279	$725,244
Gross profit	74,835	70,904	118,267	90,942	354,948
Income from operations	4,299	3,274	46,479	22,873	76,925
Net income	2,870	1,375	25,663	8,321	38,229
Earnings per share-basic	$0.06	$0.03	$0.53	$0.17	$0.79
Earnings per share-diluted	$0.06	$0.03	$0.51	$0.17	$0.77

2007
Net revenues	$124,329	$120,531	$186,863	$174,838	$606,561
Gross profit	60,581	59,099	94,517	90,847	305,044
Income from operations	16,037	8,165	33,809	28,254	86,265
Net income	9,941	5,712	20,030	16,875	52,558
Earnings per share-basic	$0.21	$0.12	$0.42	$0.35	$1.09
Earnings per share-diluted	$0.20	$0.11	$0.40	$0.34	$1.05

18. Subsequent Events

New Revolving Credit Facility

In January 2009, the Company entered into a new revolving credit facility with certain lending institutions, and terminated its existing revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. In conjunction with the termination of the prior revolving credit facility, the Company repaid the then outstanding balance of $25.0 million and did not borrow under the new revolving credit facility through January 31, 2009.

The new revolving credit facility has a term of three years and provided for an initial committed revolving credit line of up to $180.0 million based on the Company’s qualified inventory and accounts receivable balances. Subsequent to the initial closing of this revolving credit facility, the committed revolving credit line was increased to up to $200.0 million with the addition of another lending institution to the lending syndicate. The commitment amount under this revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. The Company incurred and capitalized approximately $1.5 million in deferred financing costs in connection with this revolving credit facility. In accordance with EITF 98-14, unamortized deferred financing costs of $0.4 million relating to the Company’s prior revolving credit facility will be expensed in the first quarter of 2009 and $0.1 million of deferred financing costs will be added to the deferred financing costs of the new revolving credit facility and amortized over the life of this revolving credit facility.

The new revolving credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and the assets of its domestic subsidiaries (other than their trademarks) and by a pledge of 65% of the equity interests of the Company’s foreign subsidiaries. Up to $5.0 million of this revolving credit facility may be used to support letters of credit. The Company must not exceed a maximum leverage ratio of 2.5 and must not fall below a minimum fixed charge coverage ratio of 1.25 as defined in the credit agreement. This revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. Similar to the prior revolving credit facility, the new revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the new revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in this agreement, will be considered an event of default under this credit agreement. As of the date the Company entered into this revolving credit facility, the Company was below the maximum leverage ratio and above the minimum fixed charge coverage ratio.

Borrowings under the new revolving credit facility bear interest based on the daily balance outstanding at LIBOR (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases a base rate (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). This revolving credit facility also carries a commitment fee varying from 0.375% to 0.5% of the available but unused borrowings. The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as defined in the credit agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

ITEM 1.01.  ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On February 13, 2009, the revolving credit amount of Under Armour, Inc.’s (the “Company”) credit facility increased from $180,000,000 to $200,000,000 with the addition of Manufacturers and Traders Trust Company (“M&T”) as a lender under the credit facility. Pursuant to the Lender Joinder and Assumption Agreement by M&T dated February 13, 2009, M&T joined the Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, certain lenders thereunder, and the Company and its domestic subsidiaries dated January 28, 2009 (the “Credit Agreement”). For a description of the Credit Agreement, see “New Revolving Credit Facility” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding directors is incorporated herein by reference from the 2009 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference herein from the 2009 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein from the 2009 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” See also Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein from the 2009 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2009 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to the Form S-1 are to the Registrant’s Registration Statement on Form S-1 (File No. 333-127856), filed with the Securities and Exchange Commission (SEC) on August 25, 2005. References to Amendment No. 1 to Form S-1 are to Amendment No. 1 to the Form S-1 filed with the SEC on October 12, 2005. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Form S-1 filed with the SEC on November 15, 2005. References to the Company’s 2005 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. References to the Company’s 2006 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s 2005 Form 10-K).

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s 2005 Form 10-K).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

4.02	Registration Rights Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed August 7, 2006).

10.01	Registration Rights Agreement among the Company, Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P. and the other holders named therein dated September 30, 2003 (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to Form S-1).

10.02	Under Armour, Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 7, 2006).*

Exhibit No.
10.03	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2008).*

10.04	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Suzanne J. Karkus and the Company (incorporated by reference to Exhibit 10.04 of the Company’s 2007 Form 10-K).*

10.05	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between David McCreight and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

10.06	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.05 of the Company’s 2007 Form 10-K).*

10.07	Standard Industrial Lease between the Company and The Realty Associates Fund V, L.P. dated December 22, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated February 23, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.08 of the Company’s 2006 Form 10-K).

10.08	Office lease by and between Hull Point LLC and the Company dated March 29, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated September 10, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to Form S-1), the Second Amendment dated March 6, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.18 of Amendment No. 3 to Form S-1), the Third Amendment dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Form S-1), the Fourth Amendment dated October 12, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09A of the Company’s 2006 Form 10-K), the Fifth Amendment dated December 1, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09B of the Company’s 2006 Form 10-K), the Sixth Amendment dated May 1, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 22, 2007), and the Seventh Amendment dated November 20, 2007 (incorporated by reference to Exhibit 10.07 of the Company’s 2007 Form 10-K).

10.09	Office lease by and between 1450 Beason Street LLC and the Company dated December 14, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2007), as amended by the First Amendment dated June 4, 2008 (incorporated by reference to Exhibit 10.04 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).

10.10	Agreement of Sublease by and between Corporate Healthcare Financing, Inc. and the Company dated June 1, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1).

10.11	Industrial Lease Agreement between the Company and Marley Neck 3R, LLC dated October 19, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2006).

Exhibit No.

10.12	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company dated January 28, 2009.

10.13	Lender Joinder and Assumption Agreement by Manufacturers and Traders Trust Company dated February 13, 2009.

10.14	Under Armour, Inc. Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K).*

10.15	Forms of Change in Control Severance Agreement (other Form of Change in Control Severance Agreement incorporated by reference to Exhibit 10.16 of the Company’s 2007 Form 10-K).*

10.16	Under Armour, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2007).*

10.17	Form of Restricted Stock Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.24 of the 2005 Form 10-K).*

10.18	Form of Incentive Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.25 of the 2005 Form 10-K).*

10.19	Form of Non-Qualified Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 of the 2005 Form 10-K).*

10.20	Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the 2005 Form 10-K).*

10.21	Forms of Restricted Stock Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.22 a-b of the Company’s 2007 Form 10-K).*

10.22	Forms of Non-Qualified Stock Option Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.23 a-c of the Company’s 2007 Form 10-K).*

10.23	Form of Restricted Stock Unit Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s 2007 Form 10-K).*

10.24	Form of Performance-Based Stock Option Grant Agreement under the 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

10.25	Restricted Stock Agreement under the 2005 Omnibus Long-Term Incentive Plan by and between David McCreight and the Company (incorporated by reference to Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

10.26	Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 13, 2006) and Forms of Grant Award Agreement and Notice- Non-Employee Director Initial Restricted Stock Unit Grant, Annual Restricted Stock Unit Grant and Annual Stock Option Award (incorporated by reference to Exhibits 10.1-10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.27	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed April 13, 2006).*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chief Executive Officer and Chairman of the Board of Directors

Dated: February 20, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK Kevin A. Plank	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ BRAD DICKERSON Brad Dickerson	Chief Financial Officer (principal accounting and financial officer)

/s/ BYRON K. ADAMS, JR. Byron K. Adams, Jr.	Director

/s/ DOUGLAS E. COLTHARP Douglas E. Coltharp	Director

/s/ ANTHONY W. DEERING Anthony W. Deering	Director

/s/ A.B. KRONGARD A.B. Krongard	Director

/s/ WILLIAM R. MCDERMOTT William R. McDermott	Director

/s/ HARVEY L. SANDERS Harvey L. Sanders	Director

/s/ THOMAS J. SIPPEL Thomas J. Sippel	Director

Dated: February 20, 2009

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Inventory obsolescence reserve
For the year ended December 31, 2008	$4,866	$4,010	$(3,299)	$5,577
For the year ended December 31, 2007	4,041	3,536	(2,711)	4,866
For the year ended December 31, 2006	4,887	1,113	(1,959)	4,041

Allowance for doubtful accounts
For the year ended December 31, 2008	$1,112	$3,334	$(266)	$4,180
For the year ended December 31, 2007	884	316	(88)	1,112
For the year ended December 31, 2006	521	642	(279)	884

Sales returns, markdowns and allowances
For the year ended December 31, 2008	$11,378	$37,961	$(33,378)	$15,961
For the year ended December 31, 2007	8,059	28,885	(25,566)	11,378
For the year ended December 31, 2006	3,354	18,447	(13,742)	8,059