Form 10-Q
period 2009-03-31
Under Armour, Inc.
filed 2009-05-07
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class A Common Stock, $.0003 1/3 par value, 37,081,020 shares outstanding as of April 30, 2009 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of April 30, 2009.

UNDER ARMOUR, INC.

March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$65,572	$102,042
Accounts receivable, net of allowance for doubtful accounts of $4,712 and $4,180 as of March 31, 2009 and December 31, 2008, respectively	105,999	81,302
Inventories	164,426	182,232
Prepaid expenses and other current assets	14,359	18,023
Deferred income taxes	13,850	12,824

Total current assets	364,206	396,423
Property and equipment, net	76,085	73,548
Intangible assets, net	5,064	5,470
Deferred income taxes	8,825	8,687
Other non-current assets	4,136	3,427

Total assets	$458,316	$487,555

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$-	$25,000
Accounts payable	61,901	72,435
Accrued expenses	25,353	25,905
Current maturities of long term debt	7,012	7,072
Current maturities of capital lease obligations	299	361
Other current liabilities	2,767	2,337

Total current liabilities	97,332	133,110
Long term debt, net of current maturities	11,292	13,061
Capital lease obligations, net of current maturities	50	97
Other long term liabilities	10,884	10,190

Total liabilities	119,558	156,458

Commitments and contingencies (see Note 6)
Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 37,045,010 shares issued and outstanding as of March 31, 2009, 36,808,750 shares issued and outstanding as of December 31, 2008	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of March 31, 2009 and December 31, 2008	4	4
Additional paid-in capital	178,128	174,725
Retained earnings	159,973	156,011
Unearned compensation	(42)	(60)
Accumulated other comprehensive income	683	405

Total stockholders’ equity	338,758	331,097

Total liabilities and stockholders’ equity	$458,316	$487,555

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Net revenues	$200,000	$157,342
Cost of goods sold	109,449	82,507

Gross profit	90,551	74,835
Operating expenses
Selling, general and administrative expenses	82,655	70,536

Income from operations	7,896	4,299
Interest expense, net	(860)	(90)
Other income, net	13	600

Income before income taxes	7,049	4,809
Provision for income taxes	3,087	1,939

Net income	$3,962	$2,870

Net income available per common share
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Weighted average common shares outstanding
Basic	49,420	48,832
Diluted	50,430	50,249

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$3,962	$2,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,832	4,490
Unrealized foreign currency exchange rate (gains) losses	1,045	(123)
Stock-based compensation	2,657	1,528
Loss on disposal of property and equipment	196	-
Deferred income taxes	(1,619)	(2,137)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(1,532)	1,338
Changes in operating assets and liabilities:
Accounts receivable	(23,320)	(9,108)
Inventories	16,718	(2,480)
Prepaid expenses and other assets	3,900	(672)
Accounts payable	(10,340)	(6,805)
Accrued expenses and other liabilities	(253)	(8,263)
Income taxes payable and receivable	(39)	2,530

Net cash used in operating activities	(1,793)	(16,832)

Cash flows from investing activities
Purchase of property and equipment	(8,063)	(8,720)
Purchase of trust owned life insurance policies	-	(2,699)

Net cash used in investing activities	(8,063)	(11,419)

Cash flows from financing activities
Proceeds from revolving credit facility	-	10,000
Payments on revolving credit facility	(25,000)	(10,000)
Proceeds from long term debt	-	5,894
Payments on long term debt	(1,829)	(1,292)
Payments on capital lease obligations	(109)	(118)
Excess tax benefits from stock-based compensation arrangements	201	264
Payments of deferred financing costs	(1,354)	-
Proceeds from exercise of stock options and other stock issuances	692	547

Net cash provided by (used in) financing activities	(27,399)	5,295
Effect of exchange rate changes on cash and cash equivalents	785	(41)

Net decrease in cash and cash equivalents	(36,470)	(22,997)
Cash and cash equivalents
Beginning of period	102,042	40,588

End of period	$65,572	$17,591

Non-cash investing activities
Purchase of property and equipment through certain obligations	$570	$-

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

Interim Financial Data

The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2008 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008 (the “2008 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2009	20.8%	10.5%	5.4%
Three months ended March 31, 2008	21.1%	11.9%	5.2%

Accounts receivable
As of March 31, 2009	25.4%	13.5%	7.3%
As of March 31, 2008	25.9%	16.1%	4.8%

Income Taxes

The Company recorded $3.1 million and $1.9 million of income tax expense for the three months ended March 31, 2009 and 2008, respectively. The effective rate for income taxes was 43.8% and 40.3% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate for the three months ended March 31, 2009 was higher than the effective tax rate for the three months ended March 31, 2008 primarily due to discrete items recorded during the first quarter of 2008 that reduced the effective tax rate for the period. The Company’s annual 2009 effective tax rate is expected to be improved from the 2008 annual effective tax rate of 45.3% due to certain tax strategies being implemented by the Company in 2009.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $4.5 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

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

Recently Adopted Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-1”). FSP EITF 03-06-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-06-1 were required for fiscal years beginning after December 15, 2008. The Company has adopted FSP EITF 03-06-1 for current period computations of earnings per share, and has updated prior period computations of earnings per share as directed by FSP EITF 03-06-1. The adoption of FSP EITF 03-06-1 in the first quarter of 2009 did not have a material impact on the Company’s computation of earnings per share.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 was effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 were effective for the fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 and updated its consolidated financial statement disclosures in accordance with SFAS 161. The adoption of SFAS 161 in the first quarter of 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R was effective for business combinations for which the acquisition date is on or after the start of the fiscal year beginning after December 15, 2008. The adoption of SFAS 141R in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, expect those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for nonfinancial assets and liabilities in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

3. Inventories

Inventories consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008
Finished goods	$169,518	$187,072
Raw materials	706	731
Work-in-process	65	6

Subtotal inventories	170,289	187,809
Inventories reserve	(5,863)	(5,577)

Total inventories	$164,426	$182,232

4. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

	March 31, 2009			December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(4,000)	$4,500	$8,500	$(3,625)	$4,875
Other	725	(161)	564	725	(130)	595

Total	$9,225	$(4,161)	$5,064	$9,225	$(3,755)	$5,470

Intangible assets are amortized using estimated useful lives of 33 months to 89 months with no residual value. Amortization expense, which is primarily included in selling, general and administrative expenses, was $0.4 million for each of the three months ended March 31, 2009 and 2008. The estimated amortization expense of the Company’s intangible assets is $1.6 million for each of the years ending December 31, 2009 through 2011, $0.5 million for the year ending December 31, 2012 and $0.1 million for the year ending December 31, 2013.

5. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In January 2009, the Company entered into a revolving credit facility with certain lending institutions, and terminated its prior revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. In conjunction with the termination of the prior revolving credit facility, the Company repaid the then outstanding balance of $25.0 million and did not borrow under the revolving credit facility through March 31, 2009.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on the Company’s qualified inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. The Company incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. In accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, unamortized deferred financing costs of $0.4 million relating to the Company’s prior revolving credit facility were expensed during the three months ended March 31, 2009 and $0.1 million of deferred financing costs was added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company, the assets of its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of March 31, 2009, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

Borrowings under the revolving credit facility bear interest based on the daily balance outstanding at LIBOR (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases a base rate (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). The revolving credit facility also carries a commitment fee varying from 0.375% to 0.5% of the available but unused borrowings. The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as defined in the credit agreement.

Prior to entering into the revolving credit facility in January 2009, the Company terminated its prior $100.0 million revolving credit facility. The prior revolving credit facility was also collateralized by substantially all of the Company’s assets, other than its trademarks, and included covenants, conditions and other terms similar to the Company’s new revolving credit facility.

As of March 31, 2009, the Company’s net availability was $143.6 million based on its eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% and 4.1% for the three months ended March 31, 2009 and 2008, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, is considered an event of default under these agreements. Through March 31, 2009, the Company has financed $33.0 million of property and equipment under these agreements. The terms of the Company’s revolving credit facility limit the total amount of additional financing available under these agreements to $35.0 million, of which $35.0 million was available as of March 31, 2009.

As of March 31, 2009 and December 31, 2008, the outstanding principal balances were $18.3 million and $20.1 million, respectively, under these agreements. Advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 5.9% and 6.6% for the three months ended March 31, 2009 and 2008, respectively.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities; however, current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Included in interest expense, net for the three months ended March 31, 2009 and 2008 was interest expense, including amortization of deferred financing costs, under the revolving credit facility and long term debt agreements of $0.9 million and $0.3 million, respectively.

6. Commitments and Contingencies

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

7. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. On January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 had no impact on the Company’s consolidated financial statements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of March 31, 2009 are set forth in the table below:

(In thousands)
Description	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 9)	$-	$1,426	$-
Rabbi Trust owned life insurance policies (“TOLI”)	-	2,045	-
Deferred Compensation Plan (the “Plan”)	-	(2,025)	-

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which are the net difference between the U.S. dollars to be received or paid at each contract’s settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI is based on the cash-surrender value of the policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the participants’ selected investments, which represent the underlying liabilities to participants in the Plan. Liabilities under the Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

8. Stock-Based Compensation

The Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. In March 2009, the Company’s Board of Directors approved, subject to stockholder approval, an amended and restated 2005 Plan that includes an increase in the maximum number of shares available under the 2005 Plan from 2.7 million to 10.0 million. The amended and restated 2005 Plan was approved by stockholders on May 5, 2009. See “Item 5, Other Information”. As of March 31, 2009, 6.9 million shares were available for future grants of awards under the 2005 Plan, subject to stockholder approval.

In March 2009, 1.2 million performance-based stock options were awarded to certain officers and key employees under the Company’s 2005 Plan. These stock options have a term of ten years from the grant date with vesting tied to the achievement of a combined annual operating income target for 2009 and 2010. Upon the achievement of the combined annual operating income target, 50% of the stock options (or 45% in certain cases) will vest and the remaining 50% of the stock options (or 45% in certain cases) will vest one year later. The exercise price of the performance-based stock options is $13.71, which was the closing price of the Company’s Class A Common Stock on the date of grant. The weighted average fair value of each of the performance-based stock options was $7.33 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the 2008 Form 10-K.

In July 2008, the Company granted 185.8 thousand performance-based stock options under the 2005 Plan to the Company’s President upon his hiring. The vesting of the award was subject to the achievement of four separate annual operating income targets. In March 2009, the operating income targets were reduced to more closely align the targets with the operating income targets for the performance-based stock options discussed above. The President’s performance-based stock options will vest in four equal installments subject to the achievement of combined annual operating income targets beginning with 2010 and 2011. Upon the achievement of each of the combined annual operating income targets, 50% of the tranche (or 45% in certain cases) will vest and the remaining 50% of the tranche (or 45% in certain cases) will vest one year later. The term of the President’s performance-based stock options is ten years from the July 2008 grant date and the exercise price of each of the President’s performance-based stock options is $28.93, which was the closing price of the Company’s Class A Stock on the grant date. The weighted average fair value of each performance-based stock option was modified to $5.15 using modification date valuation inputs similar to the assumptions included in the 2008 Form 10-K.

As of March 31, 2009, the Company has not recorded stock-based compensation expense for all performance based stock options as the Company is currently unable to predict with certainty whether the operating income targets will be reached. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. When it becomes probable that a performance target will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date.

9. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates mainly relating to transactions generated by its international subsidiaries in currencies other than their local currencies, primarily driven by inter-company transactions. In August 2007, the Company entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on projected inventory purchases and inter-company transactions for its Canadian subsidiary. Beginning in December 2008, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for its European subsidiary.

As of March 31, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s projected inventory purchases and inter-company transactions was approximately $27.6 million with contract maturities of 1 to 5 months and on its European’s subsidiary’s projected inter-company transactions was approximately $28.9 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair value of the Company’s foreign currency forward contracts was $1.4 million and $1.2 million as of March 31, 2009 and

December 31, 2008, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 7 for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2009	2008
Unrealized foreign currency exchange rate gains (losses)	$(1,045)	$123
Realized foreign currency exchange rate losses	(889)	(38)
Unrealized derivative gains	203	537
Realized derivative gains (losses)	1,744	(22)

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

10. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
Numerator
Net income	$3,962	$2,870

Denominator
Weighted average common shares outstanding	49,420	48,832
Effect of dilutive securities	1,010	1,417

Weighted average common shares and dilutive securities outstanding	50,430	50,249

Earnings per share - basic	$0.08	$0.06
Earnings per share - diluted	$0.08	$0.06

The Company adopted FSP EITF 03-06-1 during the three months ended March 31, 2009. FSP EITF 03-06-1 requires that any stock-based compensation awards that entitle their holders to receive dividends prior to vesting to be considered participating securities and should be included in the calculation of basic earnings per share using the two class method. Prior to the adoption of FSP EITF 03-06-1, these stock-based compensation awards were included in the calculation of diluted earnings per share using the treasury stock method in accordance with SFAS No. 128, Earnings per Share. The Company determined that all outstanding restricted stock awards meet the definition of participating securities and should be included in basic earnings per share using the two class method as required by FSP EITF 03-06-1. The Company included outstanding restricted stock awards in the calculation of basic earnings per share for the three months ended March 31, 2009 and adjusted prior period earnings per share calculations as required by FSP EITF 03-06-1. The application of FSP EITF 03-06-1 to the first three months of 2008 had no impact on the Company’s consolidated earnings per share.

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units, and warrants representing 1.2 million and 554.2 thousand shares of common stock were outstanding for the three months ended March 31, 2009 and 2008, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

11. Segment Data and Related Information

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

	Three Months Ended March 31,
(In thousands)	2009	2008
Apparel	$132,239	$129,188
Footwear	56,931	16,598
Accessories	5,776	6,096

Total net sales	194,946	151,882
License revenues	5,054	5,460

Total net revenues	$200,000	$157,342

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Three Months Ended March 31,
(In thousands)	2009	2008
United States	$182,199	$144,172
Canada	10,343	8,021

Subtotal	192,542	152,193
Other foreign countries	7,458	5,149

Total net revenues	$200,000	$157,342

During the three months ended March 31, 2009 and 2008, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “2008 Form 10-K”) or in this Form 10-Q, if included herein, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

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

Our net revenues grew to $725.2 million in 2008 from $205.2 million in 2004. We reported net revenues of $200.0 million for the first three months of 2009, which represented a 27.1% increase from the first three months of 2008. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in our sales of apparel and footwear. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new and innovative products, building our direct to consumer sales channel and building our brand internationally. Our direct to consumer channel includes sales through our retail outlet and specialty stores, website, and catalog. New product offerings include the introduction of performance running footwear, which we began shipping in the first quarter of 2009 and soccer cleats which will have a limited introduction at soccer specialty stores in the United States and Europe during the second quarter of 2009. In addition, we have strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in approximately 21,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

General

Net revenues comprise both net sales and license revenues. Net sales include sales of apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, hats, bags, eyewear and other accessories, as well as the distribution of our products in Japan.

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

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $4.5 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. For the full year 2009, we expect to invest in marketing at the high-end of the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale and direct to consumer sales channels, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

Other income, net consists of unrealized and realized gains and losses on our derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net revenues	$200,000	$157,342
Cost of goods sold	109,449	82,507

Gross profit	90,551	74,835
Selling, general and administrative expenses	82,655	70,536

Income from operations	7,896	4,299
Interest expense, net	(860)	(90)
Other income, net	13	600

Income before income taxes	7,049	4,809
Provision for income taxes	3,087	1,939

Net income	$3,962	$2,870

	Three Months Ended March 31,
(As a percentage of net revenues)	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	54.7	52.4

Gross profit	45.3	47.6
Selling, general and administrative expenses	41.3	44.9

Income from operations	4.0	2.7
Interest expense, net	(0.5)	(0.1)
Other income, net	0.0	0.4

Income before income taxes	3.5	3.0
Provision for income taxes	1.5	1.2

Net income	2.0%	1.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net revenues increased $42.7 million, or 27.1%, to $200.0 million for the three months ended March 31, 2009 from $157.3 million for the same period in 2008. This increase was primarily the result of an increase in our footwear net sales as noted in the product category table below:

	Three Months Ended March 31,
(In thousands)	2009	2008	$ Change	% Change
Apparel	$132,239	$129,188	$3,051	2.4%
Footwear	56,931	16,598	40,333	243.0
Accessories	5,776	6,096	(320)	(5.2)

Total net sales	194,946	151,882	43,064	28.4
License revenues	5,054	5,460	(406)	(7.4)

Total net revenues	$200,000	$157,342	$42,658	27.1%

Net sales increased $43.0 million, or 28.4%, to $194.9 million for the three months ended March 31, 2009 from $151.9 million during the same period in 2008 as noted in the table above. The increase in net sales primarily reflects:

•	$40.3 million increase in footwear sales driven primarily by the introduction of our new running footwear in the first quarter of 2009;

•	increased average apparel selling prices, driven primarily by substantial growth in direct to consumer sales; and

•	new apparel products introduced subsequent to March 31, 2008 in multiple product categories, most significantly in our running and fitness categories; partially offset by

•	overall reductions in orders, as a result of a continuing weakened retail environment.

License revenues decreased $0.4 million, or 7.4%, to $5.1 million for the three months ended March 31, 2009 from $5.5 million during the same period in 2008 primarily due to a continuing weakened retail environment.

Gross profit increased $15.7 million to $90.5 million for the three months ended March 31, 2009 from $74.8 million for the same period in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 230 basis points to 45.3% for the three months ended March 31, 2009 compared to 47.6% during the same period in 2008. The decrease in gross margin percentage was primarily driven by the following:

•	higher proportion of total sales year over year from footwear which have lower margins than our apparel, accounting for an approximate 70 basis point decrease;

•	less favorable apparel mix relative to margins, along with slightly higher apparel product costs, accounting for an approximate 60 basis point decrease;

•	increased sales returns and footwear markdown allowances, accounting for an approximate 50 basis point decrease; and

•	lower proportion of total sales year over year from licensing revenues, accounting for an approximate 50 basis point decrease.

Selling, general and administrative expenses increased $12.2 million to $82.7 million for the three months ended March 31, 2009 from $70.5 million for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 41.3% for the three months ended March 31, 2009 from 44.9%

for the same period in 2008 partially driven by the significant revenue growth from our running footwear launch. In addition, these changes were also attributable to the following:

•

Marketing costs increased $5.1 million to $33.1 million for the three months ended March 31, 2009 from $28.0 million for the same period in 2008 primarily due to increased marketing costs for specific customers, including our in-store brand campaign supporting the introduction of our performance running footwear and sponsorship of collegiate and professional teams and new events, including the National Football League Scouting Combine. These increases were partially offset by lower media and print expenditures during the three months ended March 31, 2009 as compared to the prior year period. As a percentage of net revenues, marketing costs decreased to 16.5% for the three months ended March 31, 2009 from 17.8% for the same period in 2008 primarily due to lower media and print expenditures and personnel costs in 2009 partially offset by the other items noted above.

•

Selling costs increased $2.7 million to $14.6 million for the three months ended March 31, 2009 from $11.9 million for the same period in 2008. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel. As a percentage of net revenues, selling costs decreased to 7.3% for the three months ended March 31, 2009 from 7.6% for the same period in 2008 due to lower apparel selling personnel costs, partially offset by higher costs incurred for the continued development of our retail stores as a percentage of net revenues in 2009.

•

Product innovation and supply chain costs increased $2.3 million to $17.2 million for the three months ended March 31, 2009 from $14.9 million for the same period in 2008 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs decreased to 8.6% for the three months ended March 31, 2009 from 9.5% for the same period in 2008 due to lower personnel costs to operate our distribution facilities and to design and source our expanding footwear and apparel product lines as a percentage of net revenues.

•

Corporate services costs increased $2.0 million to $17.8 million for the three months ended March 31, 2009 from $15.8 million for the same period in 2008. This increase was attributable primarily to higher company-wide stock-based compensation due to additional stock-based compensation awards granted since March 31, 2008, and higher allowances for bad debts related to the current economic conditions. As a percentage of net revenues, corporate services costs decreased to 8.9% for the three months ended March 31, 2009 from 10.0% for the same period in 2008 primarily due to lower corporate facility personnel and operating costs as a percentage of net revenues.

Income from operations increased $3.6 million, or 83.7%, to $7.9 million for the three months ended March 31, 2009 from $4.3 million for the same period in 2008. Income from operations as a percentage of net revenues increased to 4.0% for the three months ended March 31, 2009 from 2.7% for the same period in 2008. This increase was a result of a decrease in selling, general and administrative expenses partially offset by a decrease in gross profit as a percentage of net revenues as discussed above.

Interest expense, net increased $0.8 million to $0.9 million for the three months ended March 31, 2009 from $0.1 million for the same period in 2008. This increase was primarily due to the deferred financing costs expense related to our prior revolving credit facility during the three months ended March 31, 2009.

Other income, net decreased $587.7 thousand to $12.5 thousand for the three months ended March 31, 2009 from $600.2 thousand for the same period in 2008. This decrease was primarily due to losses on foreign currency exchange rate changes on transactions denominated in the Euro and Canadian Dollar, largely offset by gains on our derivative financial instruments.

Provision for income taxes increased $1.2 million to $3.1 million for the three months ended March 31, 2009 from $1.9 million for the same period in 2008. For the three months ended March 31, 2009, our effective tax rate was 43.8% compared to 40.3% for the same period in 2008. The effective tax rate for the three months ended March 31, 2009 was higher than the effective tax rate for the three months ended March 31, 2008 primarily due to discrete items recorded during the first quarter of 2008 that reduced the effective tax rate for the period. Our annual 2009 effective tax rate is expected to be improved from the 2008 annual effective tax rate of 45.3% due to certain tax strategies being implemented in 2009.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. Similar to 2008, a larger portion of our income from operations is expected to be in the last two quarters of 2009 partially due to the shift in the timing of marketing investments to the first two quarters of 2009 as compared to prior years. The majority of our net revenues were generated during the last two quarters in each of 2008, 2007 and 2006. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season. Nonetheless, the historical high percentage of income from operations and net revenues in the second half of the year may have been in part due to our growth in net revenues.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital (primarily inventory) and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our working capital requirements have generally reflected the seasonality and growth in our business as we have recognized an increase in sales leading up to the fall selling season. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail stores and the investment and improvements in an Enterprise Resource Planning system and a warehouse management system.

We continue to focus on our three main components of inventory management including managing our inventory purchases, reducing our production lead times and selling excess inventory through our outlets and other liquidation channels. We plan to continue to focus on improving our inventory turns by year end.

In January 2009, we terminated our prior $100.0 million revolving credit facility and entered into a credit agreement which provides for a committed revolving credit facility of up to $200.0 million based on our qualified inventory and accounts receivable balances. We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe that we have adequate sources of liquidity, further weakening of economic conditions could adversely affect our business and liquidity. In addition, continued instability in the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$(1,793)	$(16,832)
Investing activities	(8,063)	(11,419)
Financing activities	(27,399)	5,295
Effect of exchange rate changes on cash and cash equivalents	785	(41)

Net decrease in cash and cash equivalents	$(36,470)	$(22,997)

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

Cash used in operating activities decreased $15.0 million to $1.8 million for the three months ended March 31, 2009 from cash used in operating activities of $16.8 million during the same period in 2008. The decrease in cash used in operating activities was due to decreased net cash outflows from operating assets and liabilities of $11.4 million and adjustments to net income for non-cash items which increased $2.5 million period over period, and an increase in net income of $1.1 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a lower investment in inventory of $19.2 million, primarily driven by the operational initiatives put in place to improve our inventory management and a larger percentage of products shipped directly from our suppliers to our customers due to our entry into running footwear;

•

a lower decrease in accrued expenses and other liabilities of $8.0 million during the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to lower payments for personnel costs during 2009 as compared to 2008; partially offset by

•	a higher increase in accounts receivable of $14.2 million in the first three months of 2009 as compared to the same period in 2008 primarily due to a 28.4% growth in net sales period-over-period.

Adjustments to net income for non-cash items increased in the three months ended March 31, 2009 as compared to the same period of the prior year primarily as a result of higher depreciation and amortization expense relating to our in-store fixture program, branded concept shops, and information technology initiatives.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, decreased $3.3 million to $8.1 million for the three months ended March 31, 2009 from $11.4 million for the same period in 2008. This decrease in cash used in investing activities is primarily due to the lower purchases of trust owned life insurance policies.

Capital investments for the full year 2009 are anticipated to be in the range of $30.0 million to $35.0 million, which will include investments in the build out of our new retail outlet stores, improvements at our distribution facilities and additional branded concept shops and in-store fixtures.

Financing Activities

Cash used in financing activities increased $32.7 million to $27.4 million for the three months ended March 31, 2009 from cash provided by financing activities of $5.3 million for the same period in 2008. This increase was primarily due to additional net payments made on our revolving credit and long term debt facilities and payments made on deferred financing costs for our new revolving credit facility.

Revolving Credit Facility Agreement

In January 2009, we entered into a revolving credit facility with certain lending institutions and terminated our prior revolving credit facility in order to increase our available financing and to expand our lending syndicate. In conjunction with the termination of the prior revolving credit facility, we repaid the then outstanding balance of $25.0 million and did not borrow under the revolving credit facility through March 31, 2009. In the short term, we may borrow under the revolving credit facility to increase our cash position.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on our qualified inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. We incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, unamortized deferred financing costs of $0.4 million relating to our prior revolving credit facility were expensed during the three months ended March 31, 2009 and $0.1 million of deferred financing costs were added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets, the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of March 31, 2009, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

Borrowings under the revolving credit facility bear interest based on the daily balance outstanding at LIBOR (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases a base rate (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). The revolving credit facility also carries a commitment fee varying from 0.375% to 0.5% of the available but unused borrowings. The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement.

Prior to entering the revolving credit facility in January 2009, we terminated our prior $100.0 million revolving credit facility. The prior revolving credit facility was also collateralized by substantially all of our assets, other than our trademarks, and included covenants, conditions and other terms similar to our new revolving credit facility.

As of March 31, 2009, our net availability was $143.6 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% and 4.1% for the three months ended March 31, 2009 and 2008, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, will be considered an event of default under these agreements. Through March 31, 2009, we have financed $33.0 million of property and equipment under these agreements. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $35.0 million is available as of March 31, 2009.

At March 31, 2009 and December 31, 2008, the outstanding principal balances were $18.3 million and $20.1 million, respectively, under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 5.9% and 6.6% for the three months ended March 31, 2009 and 2008, respectively.

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

There have been no significant changes to the contractual obligations reported in our 2008 Form 10-K.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2008 Form 10-K. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2008 Form 10-K. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2009.

Recently Adopted Accounting Standards

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-1”). FSP EITF 03-06-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-06-1 required for fiscal years beginning after December 15, 2008. We have adopted FSP EITF 03-06-1 for current period computations of earnings per share, and have updated prior period computations of earnings per share as directed by FSP EITF 03-06-1. The adoption of FSP EITF 03-06-1 did not have a material impact on the Company’s computation of earnings per share.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 was effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 was effective for the fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 and updated our consolidated financial statement disclosures in accordance with SFAS 161. The adoption of SFAS 161 did not have a material impact on our consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred.

SFAS 141R was effective for business combinations for which the acquisition date is on or after the start of the fiscal year beginning after December 15, 2008. The adoption of SFAS 141R in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, however the FASB delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, expect those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of SFAS 157 for nonfinancial assets and liabilities in the first quarter of 2009 did not have any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize international revenues in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our international revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our international subsidiaries in currencies other than their local currencies, primarily driven by inter-company transactions. These exposures are included in other income, net on the consolidated statements of income.

Since 2007, we have used foreign currency forward contracts to reduce the risk from exchange rate fluctuations on projected inventory purchases and inter-company transactions for our Canadian subsidiary. Beginning in December 2008, we began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of March 31, 2009, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual foreign currency exchange rate of 1.22 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.76 EUR per $1.00. As of March 31, 2009, the notional value of our outstanding forward contracts for our Canadian subsidiary was approximately $27.6 million with maturities of 1 to 5 months, and the notional value of our outstanding forward contracts for our European subsidiary was approximately $28.9 million with maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income, net on the consolidated statements of income. As of March 31, 2009, the fair value of our foreign currency forward contracts was $1.4 million which is included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income, net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2009	2008
Unrealized foreign currency exchange rate gains (losses)	$(1,045)	$123
Realized foreign currency exchange rate losses	(889)	(38)
Unrealized derivative gains	203	537
Realized derivative gains (losses)	1,744	(22)

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 10, 2009 through March 18, 2009, we issued 132.4 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $1.71 per share, for an aggregate amount of consideration of approximately $226.7 thousand.

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 5. OTHER INFORMATION

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 5, 2009, the Company’s stockholders approved the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and unrestricted stock units and dividend equivalent rights. Awards may be made to an employee, officer or director of our Company, an affiliate of our Company, or a consultant or adviser providing services to our Company or an affiliate of our Company, or any other individual whose participation is determined by the Compensation Committee to be in the best interests of our Company. The 2005 Plan will terminate on November 18, 2015 (the ten-year anniversary of the original effective date of the plan).

Our Compensation Committee administers the 2005 Plan and has the authority to determine, among other things, who receives awards, what type of awards are granted, the number of shares of our Class A Stock subject to an award, the terms and conditions of each award and the form of each award agreement. The Committee has the authority to amend, modify or supplement the terms of any outstanding award, to interpret and administer the plan and any award agreement and to establish rules and regulations for the administration of the plan.

As amended and restated, the maximum number of shares of our Class A Stock available for issuance under the plan is 10,000,000. Any of the available shares may be issued pursuant to incentive stock options. The maximum number of shares of stock with respect to which stock options or stock appreciation rights may be granted in any calendar year to any one person is 1,000,000. Any shares covered by an award that are not purchased or are forfeited, settled in cash or otherwise terminated without delivery of shares to the award holder will be available for future grants under the 2005 Plan. Shares that are withheld from an award or surrendered in payment of any exercise price or taxes relating to the award will not be treated as delivered and will not reduce the shares available under the plan. The number and class of shares available under the 2005 Plan and/or subject to outstanding awards, as well as the maximum number of shares with respect to which stock options or stock appreciation rights may be granted in any calendar year to any one person, will be equitably adjusted in the event of various changes in the capitalization of our Company.

Unless otherwise determined by the Compensation Committee, awards that would become vested within the twelve months following a change in control (as defined in the 2005 Plan) will be immediately vested on such change in control. The Committee has generally provided that all restricted stock and restricted stock units vest upon a change in control. In the event of a recapitalization, reclassification, stock split, or other similar change affecting our Class A Stock, we will adjust proportionately and accordingly the number and kinds of shares for which awards may be made under the plan, including the maximum number of shares of Class A Stock with respect to which stock options or stock appreciation rights may be granted pursuant to the plan in any calendar year to any one person, and the number and kind of shares for which awards are outstanding so that the proportionate interest of the person holding the award immediately following such event will, to the extent practicable, be the same as immediately before such event.

Our Board of Directors may at any time amend, suspend, or terminate the 2005 Plan as to any awards which have not been made. An amendment will be contingent on approval of our stockholders to the extent stated by our Board, required by applicable law or required by applicable stock exchange listing requirements. No awards will be made after termination of the plan. No amendment, suspension, or termination of the plan will, without the consent of the holder of the award, impair rights or obligations under an outstanding award.

The 2005 Plan prohibits, without the approval of our stockholders, any amendment or modification of an outstanding stock option or stock appreciation right that reduces the exercise price of the award, either by lowering the exercise price or by canceling the outstanding award and granting a replacement award with a lower exercise price, or that otherwise would be treated as a repricing under the rules of The New York Stock Exchange or cause the award to be treated as deferred compensation subject to the limitations of Internal Revenue Code Section 409A.

A copy of the 2005 Plan is filed as Exhibit 10.01 to this Form 10-Q. The description of the 2005 Plan set forth in this section is qualified in its entirety by reference to the full text of such plan.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Amended and Restated 2005 Omnibus Long-Term Incentive Plan

10.02	Form of Performance-Based Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan

10.03	Performance-Based Stock Option Grant Agreement made as of the 24th day of July 2008 under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan by and between David McCreight and the Company and modified as of the 10th day of March 2009

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/S/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer

Dated: May 7, 2009