Form 10-Q
period 2009-06-30
Under Armour, Inc.
filed 2009-08-05
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Class A Common Stock, $.0003 1/3 par value, 37,488,195 shares outstanding as of July 31, 2009 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of July 31, 2009.

UNDER ARMOUR, INC.

June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$79,542	$102,042
Accounts receivable	85,421	81,302
Inventories	181,365	182,232
Prepaid expenses and other current assets	23,621	18,023
Deferred income taxes	15,942	12,824

Total current assets	385,891	396,423
Property and equipment, net	74,753	73,548
Intangible assets, net	6,724	5,470
Deferred income taxes	10,071	8,687
Other long term assets	4,265	3,427

Total assets	$481,704	$487,555

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$25,000
Accounts payable	70,174	72,435
Accrued expenses	29,291	25,905
Current maturities of long term debt	8,046	7,072
Current maturities of capital lease obligations	230	361
Other current liabilities	460	2,337

Total current liabilities	108,201	133,110
Long term debt, net of current maturities	12,045	13,061
Capital lease obligations, net of current maturities	12	97
Other long term liabilities	13,778	10,190

Total liabilities	134,036	156,458

Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 37,466,261 shares issued and outstanding as of June 30, 2009, 36,808,750 shares issued and outstanding as of December 31, 2008	12	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of June 30, 2009 and December 31, 2008	4	4
Additional paid-in capital	185,943	174,725
Retained earnings	161,412	156,011
Unearned compensation	(28)	(60)
Accumulated other comprehensive income	325	405

Total stockholders’ equity	347,668	331,097

Total liabilities and stockholders’ equity	$481,704	$487,555

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$164,648	$156,677	$364,648	$314,019
Cost of goods sold	90,370	85,773	199,819	168,280

Gross profit	74,278	70,904	164,829	145,739
Operating expenses
Selling, general and administrative expenses	70,897	67,630	153,552	138,166

Income from operations	3,381	3,274	11,277	7,573
Interest expense, net	(583)	(297)	(1,443)	(387)
Other income (expense), net	(362)	(489)	(349)	111

Income before income taxes	2,436	2,488	9,485	7,297
Provision for income taxes	997	1,113	4,084	3,052

Net income	$1,439	$1,375	$5,401	$4,245

Net income available per common share
Basic	$0.03	$0.03	$0.11	$0.09
Diluted	$0.03	$0.03	$0.11	$0.08
Weighted average common shares outstanding
Basic	49,726	48,999	49,573	48,916
Diluted	50,577	50,280	50,503	50,265

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$5,401	$4,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	13,533	9,773
Unrealized foreign currency exchange rate gains	(2,964)	(180)
Stock-based compensation	5,272	3,512
Loss on disposal of property and equipment	37	22
Deferred income taxes	(4,535)	(1,662)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(254)	75
Changes in operating assets and liabilities:
Accounts receivable	(2,376)	(8,605)
Inventories	302	(18,179)
Prepaid expenses and other assets	3,350	(4,597)
Accounts payable	(2,863)	2,727
Accrued expenses and other liabilities	3,547	(4,575)
Income taxes payable and receivable	(11,148)	(5,002)

Net cash provided by (used in) operating activities	7,302	(22,446)

Cash flows from investing activities
Purchase of property and equipment	(11,564)	(19,749)
Purchase of trust owned life insurance policies	(5)	(2,792)

Net cash used in investing activities	(11,569)	(22,541)

Cash flows from financing activities
Proceeds from revolving credit facility	—	15,000
Payments on revolving credit facility	(25,000)	(10,000)
Proceeds from long term debt	3,567	13,214
Payments on long term debt	(3,609)	(2,731)
Payments on capital lease obligations	(216)	(239)
Excess tax benefits from stock-based compensation arrangements	3,317	1,516
Payments of deferred financing costs	(1,354)	—
Proceeds from exercise of stock options and other stock issuances	3,021	1,128

Net cash provided by (used in) financing activities	(20,274)	17,888
Effect of exchange rate changes on cash and cash equivalents	2,041	(164)

Net decrease in cash and cash equivalents	(22,500)	(27,263)
Cash and cash equivalents
Beginning of period	102,042	40,588

End of period	$79,542	$13,325

Non-cash investing activities
Purchase of property and equipment through certain obligations	$1,589	$2,735
Purchase of intangible asset through certain obligations	2,105	—

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

Interim Financial Data

The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2009	20.7%	9.9%	5.2%
Six months ended June 30, 2008	20.3%	12.9%	4.6%
Accounts receivable
As of June 30, 2009	23.4%	10.0%	5.5%
As of June 30, 2008	26.6%	15.0%	4.6%

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts and reserves for returns and certain sales allowances, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. As of June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $4.8 million and $4.2 million, respectively. The Company reviews the allowance for doubtful accounts monthly. In determining the amount of the allowance for doubtful accounts, the Company considers its historical level of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered. The majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as they stipulate settlements to be made through Company cash disbursements. In addition, certain markdowns expected to be paid to customers through cash disbursements are recorded as liabilities within accrued expenses. The Company does not have any off-balance-sheet credit exposure related to its customers.

Income Taxes

The Company recorded $1.0 million and $1.1 million of income tax expense for the three months ended June 30, 2009 and 2008, respectively, and $4.1 million and $3.1 million of income tax expense for the six months ended June 30, 2009 and 2008, respectively. The effective rates for income taxes were 43.1% and 41.8% for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009 was higher than the comparable period in 2008 primarily due to an increase in the projected non-deductible expenses in the current year. The Company’s annual 2009 effective tax rate is expected to be approximately 44.3%, which is lower than the 2008 annual effective tax rate of 45.3% due to certain sourcing and tax strategies implemented by the Company in 2009.

Accrued Expenses

At June 30, 2009, accrued expenses primarily included $7.8 million, $7.4 million and $6.5 million, of accrued compensation and benefits, certain customer markdowns and discounts and marketing expense, respectively. At December 31, 2008, accrued expenses primarily included $6.8 million, $6.0 million and $5.1 million of accrued marketing expense, compensation and benefits, and customer discounts, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $4.9 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively, and $9.5 million and $7.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company does not believe the adoption of SFAS 168 will have a material impact on its results of operations or financial position.

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through August 5, 2009, which is the day the financial statements were issued.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 were required for fiscal years beginning after December 15, 2008. The Company has adopted FSP EITF 03-6-1 for current period computations of earnings per share, and has updated prior period computations of earnings per share as directed by FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 in the first quarter of 2009 did not have a material impact on the Company’s computation of earnings per share.

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

3. Inventories

Inventories consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Finished goods	$187,585	$187,072
Raw materials	636	731
Work-in-process	5	6

Subtotal inventories	188,226	187,809
Inventories reserve	(6,861)	(5,577)

Total inventories	$181,365	$182,232

4. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In January 2009, the Company entered into a new revolving credit facility with certain lending institutions, and terminated its prior revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. In conjunction with the termination of the prior revolving credit facility, the Company repaid the then outstanding balance of $25.0 million and did not borrow under the new revolving credit facility through June 30, 2009.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on the Company’s qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. The Company incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. In accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, unamortized deferred financing costs of $0.4 million relating to the Company’s prior revolving credit facility were expensed during the six months ended June 30, 2009 and $0.1 million of deferred financing costs was added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of substantially all of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of June 30, 2009, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

Borrowings under the revolving credit facility bear interest based on the daily balance outstanding at LIBOR (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases at the Company’s option, a base rate (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). The revolving credit facility also carries a commitment fee varying from 0.38% to 0.5% of the committed line amount less outstanding borrowings and letters of credit. The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as defined in the credit agreement.

Prior to entering into the revolving credit facility in January 2009, the Company terminated its prior $100.0 million revolving credit facility. The prior revolving credit facility was also collateralized by substantially all of the Company’s assets, other than its trademarks, and included covenants, conditions and other terms similar to the Company’s new revolving credit facility.

As of June 30, 2009, the Company’s net availability was $119.0 million based on its eligible domestic inventory and accounts receivable balances, which included a reduction for an outstanding letter of credit of $3.5 million. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 3.5% for the three months ended June 30, 2008, and 1.4% and 3.6% during the six months ended June 30, 2009 and 2008, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, is considered an event of default under these agreements. Through June 30, 2009, the Company has financed $36.6 million of property and equipment under these agreements. The terms of the Company’s revolving credit facility limit the total amount of additional financing available under these agreements to $35.0 million, of which $31.4 million was available as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, the outstanding principal balance was $20.1 million under these agreements. Advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 6.0% for each of the three months ended June 30, 2009 and 2008, and 5.9% and 6.3% for the six months ended June 30, 2009 and 2008, respectively.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities; however, current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Interest expense was $0.6 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the revolving credit facility and long term debt.

5. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In connection with various contracts and agreements, the Company has agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items that fall under the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to its consolidated financial position or results of operations.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination of employment without cause or for good reason, including following a change in control of the Company.

6. Fair Value Measurements

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of June 30, 2009 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 8)	$—	$185	$—
Rabbi Trust owned life insurance policies (“TOLI”)	—	2,306	—
Deferred Compensation Plan (the “Plan”)	—	(2,304)	—

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

7. Stock-Based Compensation

The Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. In March 2009, the Company’s Board of Directors approved, subject to stockholder approval, an amended and restated 2005 Plan that includes an increase in the maximum number of shares available under the 2005 Plan from 2.7 million to 10.0 million. The amended and restated 2005 Plan was approved by stockholders in May 2009. As of June 30, 2009, 7.0 million shares were available for future grants of awards under the 2005 Plan.

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

In July 2008, the Company granted 185.8 thousand performance-based stock options under the 2005 Plan to the Company’s President upon his hiring. The vesting of the award was subject to the achievement of four separate annual operating income targets. In March 2009, the operating income targets were reduced to more closely align the targets with the operating income targets for the performance-based stock options discussed above. These performance-based stock options will vest in four equal installments subject to the achievement of combined annual operating income targets beginning with 2010 and 2011. Upon the achievement of each of the combined annual operating income targets, 50% of the tranche (or 45% in certain cases) will vest and the remaining 50% of the tranche (or 45% in certain cases) will vest one year later. The term of these performance-based stock options is ten years from the July 2008 grant date and the exercise price is $28.93, which was the closing price of the Company’s Class A Stock on the grant date. The weighted average fair value of each performance-based stock option was modified to $5.15 using modification date valuation inputs similar to the assumptions included in the 2008 Form 10-K.

Through June 30, 2009, the Company has not recorded stock-based compensation expense for any of the performance-based stock options as the Company is currently unable to predict with certainty whether the operating income targets will be reached. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. When it becomes probable that a performance target will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date.

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates mainly relating to transactions generated by its international subsidiaries in currencies other than their local currencies, primarily driven by inter-company transactions. In August 2007, the Company entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions and projected inventory purchases for its Canadian subsidiary. Beginning in December 2008, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for its European subsidiary.

As of June 30, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s inter-company transactions and projected inventory purchases was $22.9 million with contract maturities of 1 to 3 months. As of June 30, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European’s subsidiary’s inter-company transactions was $35.6 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair value of the Company’s foreign currency forward contracts was $0.2 million and $1.2 million as of June 30, 2009 and December 31, 2008, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Unrealized foreign currency exchange rate gains	$4,009	$57	$2,964	$180
Realized foreign currency exchange rate gains (losses)	89	(354)	(800)	(392)
Unrealized derivative gains (losses)	(1,290)	(190)	(1,087)	347
Realized derivative losses	(3,170)	(2)	(1,426)	(24)

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

9. Earnings per Share

The Company adopted FSP EITF 03-6-1 during the three months ended March 31, 2009. FSP EITF 03-6-1 requires that any stock-based compensation awards that entitle their holders to receive dividends prior to vesting to be considered participating securities and should be included in the calculation of basic earnings per share using the two class method. Historically, these stock-based compensation awards were included in the calculation of diluted earnings per share using the treasury stock method in accordance with SFAS No. 128, Earnings per Share. The Company determined that all outstanding restricted stock awards meet the definition of participating securities and should be included in basic earnings per share using the two class method as required by FSP EITF 03-6-1. The Company included outstanding restricted stock awards in the calculation of basic earnings per share for the three and six months ended June 30, 2009 and adjusted prior period earnings per share calculations as required by FSP EITF 03-6-1. The application of FSP EITF 03-6-1 for the three months ended June 30, 2008 had no impact on the Company’s diluted earnings per share, but decreased diluted consolidated earnings per share by $0.01 from diluted earnings per share presented for the six months ended June 30, 2008. The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator
Net income	$1,439	$1,375	$5,401	$4,245
Net income attributable to participating securities	(16)	(14)	(59)	(38)

Net income available to common shareholders (1)	$1,423	$1,361	$5,342	$4,207

Denominator
Weighted average common shares outstanding	49,201	48,528	49,025	48,470
Effect of dilutive securities	851	1,281	930	1,349

Weighted average common shares and dilutive securities outstanding	50,052	49,809	49,955	49,819

Earnings per share – basic	$0.03	$0.03	$0.11	$0.09
Earnings per share – diluted	$0.03	$0.03	$0.11	$0.08

(1) Basic weighted average common shares outstanding	49,201	48,528	49,025	48,470
Basic weighted average common shares outstanding and participating securities	49,726	48,999	49,573	48,916
Percentage allocated to common stockholders	98.9%	99.0%	98.9%	99.1%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units, and warrants representing 1.1 million shares of common stock outstanding for each of the three months ended June 30, 2009 and 2008, and 1.2 million and 0.8 million shares of common stock outstanding for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. Segment Data and Related Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Apparel	$112,040	$96,207	$244,279	$225,395
Footwear	37,496	45,966	94,427	62,564
Accessories	7,012	7,272	12,788	13,368

Total net sales	156,548	149,445	351,494	301,327
License revenues	8,100	7,232	13,154	12,692

Total net revenues	$164,648	$156,677	$364,648	$314,019

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
United States	$151,737	$146,099	$333,936	$290,271
Canada	6,219	6,138	16,562	14,159

Subtotal	157,956	152,237	350,498	304,430
Other foreign countries	6,692	4,440	14,150	9,589

Total net revenues	$164,648	$156,677	$364,648	$314,019

As of June 30, 2009 and December 31, 2008, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “2008 Form 10-K”) or in this Form 10-Q, if included herein, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to forecast and manage our growth effectively;

•	our ability to effectively develop and launch new and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	our ability to obtain the financing required to grow our business, particularly when credit and capital markets are unstable;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	changes in consumer preferences or the reduction in demand for performance apparel and other products;

•	reduced demand for sporting goods and apparel generally;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and retain the services of our senior management and key employees.

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

Our net revenues grew to $725.2 million in 2008 from $205.2 million in 2004. We reported net revenues of $364.6 million for the first six months of 2009, which represented a 16.1% increase from the first six months of 2008. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in our sales of apparel and footwear. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new and innovative products, expanding our direct to consumer sales channel and other distribution and building our brand internationally. Our direct to consumer channel includes sales through our retail outlet and specialty stores, website, and catalog. New product offerings include the introduction of performance running footwear, which we began shipping in the first quarter of 2009 and soccer cleats which had a limited introduction at soccer specialty stores in the United States and Europe during the second quarter of 2009. In addition, we have strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in approximately 20,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

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

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $4.9 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively, and $9.5 million and $7.4 million for the six months ended June 30, 2009 and 2008, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. For the full year 2009, we expect to invest in marketing in the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale and direct to consumer sales channel, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Net revenues	$164,648	$156,677	$364,648	$314,019
Cost of goods sold	90,370	85,773	199,819	168,280

Gross profit	74,278	70,904	164,829	145,739
Selling, general and administrative expenses	70,897	67,630	153,552	138,166

Income from operations	3,381	3,274	11,277	7,573
Interest expense, net	(583)	(297)	(1,443)	(387)
Other income (expense), net	(362)	(489)	(349)	111

Income before income taxes	2,436	2,488	9,485	7,297
Provision for income taxes	997	1,113	4,084	3,052

Net income	$1,439	$1,375	$5,401	$4,245

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.9	54.7	54.8	53.6

Gross profit	45.1	45.3	45.2	46.4
Selling, general and administrative expenses	43.0	43.2	42.1	44.0

Income from operations	2.1	2.1	3.1	2.4
Interest expense, net	(0.4)	(0.2)	(0.4)	(0.1)
Other income (expense), net	(0.2)	(0.3)	(0.1)	0.0

Income before income taxes	1.5	1.6	2.6	2.3
Provision for income taxes	0.6	0.7	1.1	0.9

Net income	0.9%	0.9%	1.5%	1.4%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net revenues increased $7.9 million, or 5.1%, to $164.6 million for the three months ended June 30, 2009 from $156.7 million for the same period in 2008. This increase was primarily the result of an increase in our apparel net sales as noted in the product category table below:

	Three Months Ended June 30,
(In thousands)	2009	2008	$ Change	% Change
Apparel	$112,040	$96,207	$15,833	16.5%
Footwear	37,496	45,966	(8,470)	(18.4)
Accessories	7,012	7,272	(260)	(3.6)

Total net sales	156,548	149,445	7,103	4.8
License revenues	8,100	7,232	868	12.0

Total net revenues	$164,648	$156,677	$7,971	5.1%

Net sales increased $7.1 million, or 4.8%, to $156.5 million for the three months ended June 30, 2009 from $149.4 million during the same period in 2008 as noted in the table above. The increase in net sales primarily reflects:

•	new apparel products introduced subsequent to June 30, 2008 in multiple product categories, most significantly in our training, basketball and running categories; largely offset by

•	$8.5 million decrease in footwear sales due primarily to lower training footwear sales in the current year period as compared to the prior year period in which we launched this new product.

License revenues increased $0.9 million, or 12.0%, to $8.1 million for the three months ended June 30, 2009 from $7.2 million during the same period in 2008. This increase in license revenues was a result of increased sales by certain licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $3.4 million to $74.3 million for the three months ended June 30, 2009 from $70.9 million for the same period in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 20 basis points to 45.1% for the three months ended June 30, 2009 compared to 45.3% during the same period in 2008. The decrease in gross margin percentage was primarily driven by the following:

•	increased apparel liquidation sales to third parties, accounting for an approximate 70 basis point decrease;

•	increased sales reserves, primarily for footwear markdown allowances and sales returns, accounting for an approximate 50 basis point decrease;

•	increased apparel and accessory inventory reserves, accounting for an approximate 30 basis point decrease; largely offset by

•	more favorable apparel product mix relative to margins, along with lower apparel product costs, accounting for an approximate 60 basis point increase; and

•	increased direct to consumer higher margin sales, along with increased license revenues, accounting for an approximate 70 basis point increase.

Selling, general and administrative expenses increased $3.3 million to $70.9 million for the three months ended June 30, 2009 from $67.6 million for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 43.0% for the three months ended June 30, 2009 from 43.2% for the same period in 2008. These changes were primarily attributable to the following:

•

Marketing costs decreased $1.2 million to $21.3 million for the three months ended June 30, 2009 from $22.5 million for the same period in 2008 primarily due to lower media, print and in-store brand marketing expenditures during the three months ended June 30, 2009. This decrease was partially offset by increased sponsorships of collegiate and professional teams and events. As a percentage of net revenues, marketing costs decreased to 12.9% for the three months ended June 30, 2009 from 14.4% for the same period in 2008 primarily due to the items noted above.

•

Selling costs increased $1.9 million to $15.2 million for the three months ended June 30, 2009 from $13.3 million for the same period in 2008. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel, partially offset by lower apparel selling personnel costs. As a percentage of net revenues, selling costs increased to 9.2% for the three months ended June 30, 2009 from 8.5% for the same period in 2008 due to the items noted above.

•

Product innovation and supply chain costs increased $0.9 million to $16.2 million for the three months ended June 30, 2009 from $15.3 million for the same period in 2008 primarily due to higher personnel costs for the design of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 9.8% for the three months ended June 30, 2009 and 2008.

•

Corporate services costs increased $1.7 million to $18.2 million for the three months ended June 30, 2009 from $16.5 million for the same period in 2008. This increase was primarily due to higher company-wide stock-based compensation and additional corporate personnel costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 11.1% for the three months ended June 30, 2009 from 10.5% for the same period in 2008 primarily due to the items noted above.

Income from operations increased $0.1 million, or 3.3%, to $3.4 million for the three months ended June 30, 2009 from $3.3 million for the same period in 2008. Income from operations as a percentage of net revenues remained at 2.1% for the three months ended June 30, 2009 as compared to the same period in 2008.

Interest expense, net increased $0.3 million to $0.6 million for the three months ended June 30, 2009 from $0.3 million for the same period in 2008. This increase was primarily due to increased fees related to our new revolving credit facility during the three months ended June 30, 2009.

Other expense, net decreased $0.1 million to $0.4 million for the three months ended June 30, 2009 from $0.5 million for the same period in 2008. This decrease was primarily due to gains on foreign currency exchange rate changes on transactions denominated in the Euro and Canadian Dollar, largely offset by losses on our derivative financial instruments.

Provision for income taxes decreased $0.1 million to $1.0 million during the three months ended June 30, 2009 from $1.1 million during the same period in 2008. Our effective tax rate was 40.9% for the three months ended June 30, 2009 compared to 44.7% during the same period in 2008. The effective tax rate for the three months ended June 30, 2009 was lower than the effective tax rate for the three months ended June 30, 2008 primarily due to certain beneficial discrete items recorded during the current year quarter. Our annual 2009 effective rate is expected to be approximately 44.3%, which is lower than the 2008 annual effective tax rate of 45.3% due to certain sourcing and tax strategies implemented in 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenues increased $50.6 million, or 16.1%, to $364.6 million for the six months ended June 30, 2009 from $314.0 million for the same period in 2008. This increase was primarily the result of an increase in our footwear and apparel net sales as noted in the product category table below:

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
(In thousands)
Apparel	$244,279	$225,395	$18,884	8.4%
Footwear	94,427	62,564	31,863	50.9
Accessories	12,788	13,368	(580)	(4.3)

Total net sales	351,494	301,327	50,167	16.6
License revenues	13,154	12,692	462	3.6

Total net revenues	$364,648	$314,019	$50,629	16.1%

Net sales increased $50.2 million, or 16.6%, to $351.5 million for the six months ended June 30, 2009 from $301.3 million during the same period in 2008 as noted in the table above. The increase in net sales primarily reflects:

•	$31.9 million, or 50.9%, increase in footwear sales driven primarily by the introduction of our running footwear during the first quarter of 2009; and

•	new apparel products introduced subsequent to June 30, 2008 in multiple product categories, most significantly in our training, fitness and running categories.

License revenues increased $0.5 million, or 3.6%, to $13.2 million for the six months ended June 30, 2009 from $12.7 million during the same period in 2008. This increase in license revenues was a result of increased sales by certain licensees due to increased distribution and continued unit volume growth, along with new product offerings.

Gross profit increased $19.1 million to $164.8 million for the six months ended June 30, 2009 from $145.7 million for the same period in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 120 basis points to 45.2% for the six months ended June 30, 2009 compared to 46.4% during the same period in 2008. The decrease in gross margin percentage was primarily driven by the following:

•	increased reserves, primarily for sales returns and footwear markdown allowances, accounting for an approximate 70 basis point decrease;

•	less favorable apparel product mix relative to margins, along with higher product and inbound logistics costs, accounting for an approximate 30 basis point decrease;

•	increased apparel liquidation sales to third parties, accounting for an approximate 30 basis point decrease; partially offset by

•	increased direct to consumer higher margin sales, along with increased license revenues, accounting for an approximate 10 basis point increase.

Selling, general and administrative expenses increased $15.4 million to $153.6 million for the six months ended June 30, 2009 from $138.2 million for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 42.1% for the six months ended June 30, 2009 from 44.0% for the same period in

2008 partially driven by the revenue growth from our introduction of running footwear. In addition, these changes were also attributable to the following:

•

Marketing costs increased $3.9 million to $54.4 million for the six months ended June 30, 2009 from $50.5 million for the same period in 2008 primarily due to increased sponsorship of collegiate and professional teams and events, and increased marketing costs for specific customers, including our in-store brand campaign supporting the introduction of our performance running footwear. These increases were partially offset by lower media and print expenditures in 2009. As a percentage of net revenues, marketing costs decreased to 14.9% for the six months ended June 30, 2009 from 16.1% for the same period in 2008 primarily due to lower media and print expenditures costs in 2009, partially offset by the other items noted above.

•

Selling costs increased $4.6 million to $29.8 million for the six months ended June 30, 2009 from $25.2 million for the same period in 2008. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel, partially offset by lower apparel selling personnel costs. As a percentage of net revenues, selling costs increased to 8.2% for the six months ended June 30, 2009 from 8.0% for the same period in 2008 due to the items noted above.

•

Product innovation and supply chain costs increased $3.2 million to $33.4 million for the six months ended June 30, 2009 from $30.2 million for the same period in 2008 primarily due to higher distribution facilities operating costs to support our growth in net revenues and higher personnel costs for the design of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs decreased to 9.1% for the six months ended June 30, 2009 from 9.6% for the same period in 2008 due to improved leveraging of supply chain personnel costs.

•

Corporate services costs increased $3.7 million to $36.0 million for the six months ended June 30, 2009 from $32.3 million for the same period in 2008. This increase was primarily due to higher company-wide stock-based compensation, additional corporate personnel costs necessary to support our growth and higher allowances for doubtful accounts related to the current economic conditions. As a percentage of net revenues, corporate services costs decreased to 9.9% for the six months ended June 30, 2009 from 10.3% for the same period in 2008 primarily due to improved leveraging of corporate facility personnel and operating costs, partially offset by higher company-wide stock-based compensation.

Income from operations increased $3.7 million, or 48.9%, to $11.3 million for the six months ended June 30, 2009 from $7.6 million for the same period in 2008. Income from operations as a percentage of net revenues increased to 3.1% for the six months ended June 30, 2009 from 2.4% for the same period in 2008. This increase was a result of a decrease in selling, general and administrative expenses, partially offset by a decrease in gross profit as a percentage of net revenues as discussed above.

Interest expense, net increased $1.0 million to $1.4 million for the six months ended June 30, 2009 from $0.4 million for the same period in 2008. This increase was primarily due to the write off of deferred financing costs related to our prior revolving credit facility and increased costs for our new revolving credit facility during the six months ended June 30, 2009.

Other income (expense), net decreased $0.4 million to ($0.3) million for the six months ended June 30, 2009 from $0.1 million for the same period in 2008. This decrease was primarily due to losses on our derivative financial instruments, partially offset by gains on foreign currency exchange rate changes on transactions denominated in the Euro and Canadian Dollar.

Provision for income taxes increased $1.0 million to $4.1 million during the six months ended June 30, 2009 from $3.1 million during the same period in 2008. Our effective tax rate was 43.1% for the six months ended June 30, 2009 compared to 41.8% during the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was higher than the effective tax rate for the six months ended June 30, 2008 primarily due to an increase in the projected non-deductible expenses in the current year. Our annual 2009 effective rate is expected to approximate 44.3% which is lower than the 2008 annual effective tax rate of 45.3% due to certain sourcing and tax strategies implemented in 2009.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. Similar to 2008 and in addition to the items noted above, a larger portion of our income from operations is expected to be in the last two quarters of 2009 partially due to the shift in the timing of marketing investments to the first two quarters of 2009 as compared to prior years. The majority of our net revenues were generated during the last two quarters in each of 2008, 2007 and 2006. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

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

We continue to focus on our three main components of inventory management including managing our inventory purchases, reducing our production lead times and selling excess inventory through our outlets and other liquidation channels. We strive for improved inventory turns over the long term.

In January 2009, we terminated our prior $100.0 million revolving credit facility and entered into a credit agreement which provides for a committed revolving credit facility of up to $200.0 million based on our qualified domestic inventory and accounts receivable balances. We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe that we have adequate sources of liquidity, further weakening of economic conditions could adversely affect our business and liquidity. In addition, continued instability in the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$7,302	$(22,446)
Investing activities	(11,569)	(22,541)
Financing activities	(20,274)	17,888
Effect of exchange rate changes on cash and cash equivalents	2,041	(164)

Net decrease in cash and cash equivalents	$(22,500)	$(27,263)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, stock-based compensation, losses on disposals of property and equipment, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash provided by operating activities increased $29.7 million to $7.3 million cash provided by operating activities for the six months ended June 30, 2009 from cash used in operating activities of $22.4 million during the same period in 2008. The increase in cash provided by operating activities was due to decreased net cash outflows from operating assets and liabilities of $29.0 million and adjustments to net income for non-cash items which decreased $0.5 million period over period, and an increase in net income of $1.2 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a lower investment in inventory of $18.5 million, primarily driven by the operational initiatives put in place to improve our inventory management, increased apparel liquidation sales to third parties and a larger percentage of products shipped directly from our suppliers to our customers; and

•

an increase in accrued expenses and other liabilities of $8.1 million during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower payments for personnel costs during 2009 as compared to 2008.

Adjustments to net income for non-cash items decreased in the six months ended June 30, 2009 as compared to the same period of the prior year primarily as a result of a higher increase in deferred income tax assets and unrealized foreign currency exchange rate gains, partially offset by higher stock based compensation expense and depreciation and amortization expense relating to our in-store fixture program, branded concept shops, and information technology initiatives.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, decreased $10.9 million to $11.6 million for the six months ended June 30, 2009 from $22.5 million for the same period in 2008. This decrease in cash used in investing activities is primarily due to lower investments in our direct to consumer channel, our distribution facilities, our information technology initiatives and our in-store fixture program and branded concept shops. In addition, cash used in investing activities decreased due to the lower purchase of trust owned life insurance policies.

Capital investments for the full year 2009 are anticipated to be in the range of $30.0 million to $35.0 million, which is below the $41.1 million invested during the full year 2008, and will include investments in the build out of our new retail outlet stores, improvements at our distribution facilities and additional branded concept shops and in-store fixtures.

Financing Activities

Cash used in financing activities increased $38.2 million to $20.3 million cash used in financing activities for the six months ended June 30, 2009 from cash provided by financing activities of $17.9 million for the same period in 2008. This increase was primarily due to additional net payments made on our revolving credit and long term debt facilities in the 2009 versus the 2008 period.

Revolving Credit Facility Agreement

In January 2009, we entered into a revolving credit facility with certain lending institutions and terminated our prior revolving credit facility in order to increase our available financing and to expand our lending syndicate. In conjunction with the termination of the prior revolving credit facility, we repaid the then outstanding balance of $25.0 million and did not borrow under the revolving credit facility through June 30, 2009. In the short term, we may borrow under the revolving credit facility to increase our cash position.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on our qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. We incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, unamortized deferred financing costs of $0.4 million relating to our prior revolving credit facility were expensed during the six months ended June 30, 2009 and $0.1 million of deferred financing costs were added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of substantially all of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of June 30, 2009, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

Borrowings under the revolving credit facility bear interest based on the daily balance outstanding at LIBOR (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases a base rate (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). The revolving credit facility also carries a commitment fee varying from 0.38% to 0.5% of the committed line amount less outstanding borrowings and letters of credit. The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement.

Prior to entering the revolving credit facility in January 2009, we terminated our prior $100.0 million revolving credit facility. The prior revolving credit facility was also collateralized by substantially all of our assets, other than our trademarks, and included covenants, conditions and other terms similar to our new revolving credit facility.

As of June 30, 2009, our net availability was $119.0 million based on our eligible domestic inventory and accounts receivable balances, which included a reduction for an outstanding letter of credit of $3.5 million. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 3.5% for the three months ended June 30, 2008, and 1.4% and 3.6% during the six months ended June 30, 2009 and 2008, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, will be considered an event of default under these agreements. Through June 30, 2009, we have financed $36.6 million of property and equipment under these agreements. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $31.4 million is available as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, the outstanding principal balance was $20.1 million under these agreements. Advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 6.0% for each of the three months ended June 30, 2009 and 2008, and 5.9% and 6.3% for the six months ended June 30, 2009 and 2008, respectively.

We monitor the financial health and stability of our lenders under our revolving credit and long term debt facilities, however current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

There have been no significant changes to the contractual obligations reported in our 2008 Form 10-K other than those which occur in the normal course of business (primarily changes in our product purchase obligations which fluctuate throughout the year as a result of our seasonality).

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2008 Form 10-K. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2008 Form 10-K. There have been no significant changes to our critical accounting policies during the first six months of 2009 other than the balance sheet treatment of certain sales markdowns as noted below.

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

Reserves for returns, allowances, certain markdowns and certain discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. The majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as they stipulate settlements to be made through our cash disbursements. In addition, certain markdowns expected to be paid to customers through cash disbursements are recorded as liabilities within accrued expenses.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. We do not believe the adoption of SFAS 168 will have a material impact on our results of operations or financial position.

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method as described by SFAS No. 128, Earnings per Share. The provisions of FSP EITF 03-6-1 required for fiscal years beginning after December 15, 2008. We have adopted FSP EITF 03-6-1 for current period computations of earnings per share, and have updated prior period computations of earnings per share as directed by FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have a material impact on our computation of earnings per share.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 were effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 in the first quarter of 2009 did not have a material impact on our consolidated financial statement disclosures.

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

Since 2007, we have used foreign currency forward contracts to reduce the risk from exchange rate fluctuations on inter-company transactions and projected inventory purchases for our Canadian subsidiary. Beginning in December 2008, we began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of June 30, 2009, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.16 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.71 EUR per $1.00. As of June 30, 2009, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was approximately $22.9 million with contract maturities of 1 to 3 months, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was approximately $35.6 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of June 30, 2009, the fair value of our foreign currency forward contracts was $0.2 million which is included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Unrealized foreign currency exchange rate gains	$4,009	$57	$2,964	$180
Realized foreign currency exchange rate gains (losses)	89	(354)	(800)	(392)
Unrealized derivative gains (losses)	(1,290)	(190)	(1,087)	347
Realized derivative losses	(3,170)	(2)	(1,426)	(24)

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

The Company’s 2009 Annual Meeting of Stockholders was held on May 5, 2009.

The stockholders elected the following nominees to the Company’s Board of Directors to serve for the coming year and until their successors are elected and qualify. The following shows the separate tabulation of votes for each nominee:

	Number of Votes
Director	For	Withheld
Kevin A. Plank	156,882,383	709,615
Byron K. Adams, Jr.	151,980,258	5,611,740
Douglas E. Coltharp	157,027,548	564,450
Anthony W. Deering	157,194,254	397,744
A.B. Krongard	157,187,496	404,502
William R. McDermott	156,486,992	1,105,006
Harvey L. Sanders	157,025,041	566,957
Thomas J. Sippel	157,001,369	590,629

The stockholders approved the Amended and Restated 2005 Omnibus Long-Term Incentive Plan. There were 137,543,762 affirmative votes, 6,681,587 negative votes and 950,365 abstentions.

The stockholders approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. There were 157,435,129 affirmative votes, 130,640 negative votes and 26,233 abstentions.

ITEM 6.	EXHIBITS

Exhibit No.

10.01	First Amendment to the Credit Agreement dated as of May 13, 2009 among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company.

10.02	Second Amendment to the Credit Agreement dated as of June 29, 2009 among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company.

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/S/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer

Dated: August 5, 2009