Form 10-Q
period 2009-09-30
Under Armour, Inc.
filed 2009-11-04
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Class A Common Stock, $.0003  1/3 par value, 37,667,954 shares outstanding as of October 31, 2009 and Class B Convertible Common Stock, $.0003  1/3 par value, 12,500,000 shares outstanding as of October 31, 2009.

UNDER ARMOUR, INC.

September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$93,376	$102,042
Accounts receivable, net	145,043	81,302
Inventories	152,753	182,232
Prepaid expenses and other current assets	16,041	18,023
Deferred income taxes	12,178	12,824

Total current assets	419,391	396,423
Property and equipment, net	73,557	73,548
Intangible assets, net	6,203	5,470
Deferred income taxes	12,078	8,687
Other long term assets	4,839	3,427

Total assets	$516,068	$487,555

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$25,000
Accounts payable	59,257	72,435
Accrued expenses	41,949	25,905
Current maturities of long term debt	8,135	7,072
Current maturities of capital lease obligations	157	361
Other current liabilities	5,852	2,337

Total current liabilities	115,350	133,110
Long term debt, net of current maturities	9,985	13,061
Capital lease obligations, net of current maturities	—	97
Other long term liabilities	13,219	10,190

Total liabilities	138,554	156,458

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of September 30, 2009 and December 31, 2008; 37,645,473 shares issued and outstanding as of September 30, 2009, 36,808,750 shares issued and outstanding as of December 31, 2008	13	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of September 30, 2009 and December 31, 2008	4	4
Additional paid-in capital	190,576	174,725
Retained earnings	186,986	156,011
Unearned compensation	(20)	(60)
Accumulated other comprehensive income	(45)	405

Total stockholders’ equity	377,514	331,097

Total liabilities and stockholders’ equity	$516,068	$487,555

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$269,546	$231,946	$634,194	$545,965
Cost of goods sold	135,491	113,679	335,310	281,959

Gross profit	134,055	118,267	298,884	264,006
Operating expenses
Selling, general and administrative expenses	86,992	71,788	240,544	209,954

Income from operations	47,063	46,479	58,340	54,052
Interest expense, net	(466)	(111)	(1,909)	(498)
Other income (expense), net	96	(1,625)	(253)	(1,514)

Income before income taxes	46,693	44,743	56,178	52,040
Provision for income taxes	20,511	19,080	24,595	22,132

Net income	$26,182	$25,663	$31,583	$29,908

Net income available per common share
Basic	$0.52	$0.52	$0.64	$0.61
Diluted	$0.52	$0.51	$0.62	$0.59

Weighted average common shares outstanding
Basic	50,046	49,217	49,731	49,016
Diluted	50,749	50,435	50,585	50,321

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands; unaudited)

	Class A		Class B Convertible		Additional		Unearned	Accum- ulated Other Compre- hensive	Compre-	Total
	Common Stock		Common Stock		Paid-In	Retained	Compen-	Income	hensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	sation	(Loss)	Income	Equity
Balance as of December 31, 2008	36,809	$12	12,500	$4	$174,725	$156,011	$(60)	$405		$331,097
Exercise of stock options	782	1	—	—	3,480	—	—	—		3,481
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(26)	—	—	—	—	(608)	—	—		(608)
Issuance of Class A Common Stock, net of forfeitures	80	—	—	—	1,231	—	—	—		1,231
Stock-based compensation expense	—	—	—	—	7,720	—	40	—		7,760
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	3,420	—	—	—		3,420
Comprehensive income:
Net income	—	—	—	—	—	31,583	—	—	$31,583
Foreign currency translation adjustment, net of tax of $122	—	—	—	—	—	—	—	(450)	(450)

Comprehensive income									$31,133	31,133

Balance as of September 30, 2009	37,645	$13	12,500	$4	$190,576	$186,986	$(20)	$(45)		$377,514

Balance as of December 31, 2007	36,190	$12	12,500	$4	$162,362	$117,782	$(182)	$507		$280,485
Exercise of stock options	210	—	—	—	648	—	—	—		648
Issuance of Class A Common Stock, net of forfeitures	385	—	—	—	909	—	—	—		909
Stock-based compensation expense	—	—	—	—	5,778	—	100	—		5,878
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	1,882	—	—	—		1,882
Comprehensive income:
Net income	—	—	—	—	—	29,908	—	—	$29,908
Foreign currency translation adjustment, net of tax of $5	—	—	—	—	—	—	—	65	65

Comprehensive income									$29,973	29,973

Balance as of September 30, 2008	36,785	$12	12,500	$4	$171,579	$147,690	$(82)	$572		$319,775

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$31,583	$29,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	20,795	15,483
Unrealized foreign currency exchange rate (gains) losses	(6,135)	1,517
Stock-based compensation	7,760	5,878
Loss on disposal of property and equipment	37	29
Deferred income taxes	(2,441)	(1,166)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(1,213)	2,704
Changes in operating assets and liabilities:
Accounts receivable	(57,728)	(60,777)
Inventories	28,433	1,430
Prepaid expenses and other assets	371	(8,705)
Accounts payable	(13,885)	8,623
Accrued expenses and other liabilities	15,093	772
Income taxes payable and receivable	2,987	10,857

Net cash provided by operating activities	25,657	6,553

Cash flows from investing activities
Purchase of property and equipment	(16,049)	(30,848)
Purchase of trust owned life insurance policies	(35)	(2,868)
Proceeds from sales of property and equipment	—	7

Net cash used in investing activities	(16,084)	(33,709)

Cash flows from financing activities
Proceeds from revolving credit facility	—	30,000
Payments on revolving credit facility	(25,000)	(15,000)
Proceeds from long term debt	3,567	13,214
Payments on long term debt	(5,580)	(4,626)
Payments on capital lease obligations	(301)	(355)
Excess tax benefits from stock-based compensation arrangements	4,266	1,891
Payments of deferred financing costs	(1,354)	—
Proceeds from exercise of stock options and other stock issuances	4,331	1,557

Net cash provided by (used in) financing activities	(20,071)	26,681
Effect of exchange rate changes on cash and cash equivalents	1,832	39

Net decrease in cash and cash equivalents	(8,666)	(436)

Cash and cash equivalents
Beginning of period	102,042	40,588

End of period	$93,376	$40,152

Non-cash investing and financing activities
Fair market value of shares witheld in consideration of employee tax obligations relative to stock-based compensation	$608	$—
Purchase of property and equipment through certain obligations	2,358	1,769
Purchase of intangible asset through certain obligations	2,105	—

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

Interim Financial Data

The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2009	20.5%	10.3%	4.9%
Nine months ended September 30, 2008	20.0%	13.8%	4.3%

Accounts receivable
As of September 30, 2009	21.7%	10.7%	4.7%
As of September 30, 2008	26.5%	14.1%	4.1%

Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts and reserves for returns and certain sales allowances, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in accounts receivable. As of September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $5.5 million and $4.2 million, respectively. In determining the amount of the allowance for doubtful accounts, the Company considers its historical level of credit losses and significant economic developments that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Receivable balances are written off against the allowance when management believes it is probable the receivable will not be recovered.

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

Income Taxes

The Company recorded $20.5 million and $19.1 million of income tax expense for the three months ended September 30, 2009 and 2008, respectively, and $24.6 million and $22.1 million of income tax expense for the nine months ended September 30, 2009 and 2008, respectively. The effective rates for income taxes were 43.8% and 42.5% for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine months ended September 30, 2009 was higher than the comparable period in 2008 primarily due to an increase in projected non-deductible expenses in the current year. The Company’s annual 2009 effective tax rate is expected to be approximately 44.3%, which is lower than the 2008 annual effective tax rate of 45.3% due to certain sourcing and tax strategies implemented by the Company in 2009.

Accrued Expenses

At September 30, 2009, accrued expenses primarily included $14.8 million, $7.3 million and $6.4 million, of accrued compensation and benefits, marketing expenses, and certain customer markdowns and discounts, respectively. At December 31, 2008, accrued expenses primarily included $6.8 million, $6.0 million and $5.1 million of accrued marketing expense, compensation and benefits, and customer discounts, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $5.5 million and $5.0 million for the three months ended September 30, 2009 and 2008, respectively, and $15.0 million and $12.5 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

Recently Adopted Accounting Standards

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification has become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued accounting guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, entities must disclose the date through which subsequent events have been evaluated and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements. The Company has performed an evaluation of subsequent events through November 4, 2009, which is the day the financial statements were issued.

In June 2008, the FASB issued accounting guidance requiring that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The provisions of this guidance were required for fiscal years beginning after December 15, 2008. The Company has adopted this guidance for current period computations of earnings per share, and has updated prior period computations of earnings per share. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s computation of earnings per share. Refer to Note 9 for further discussion.

In June 2008, the FASB issued accounting guidance addressing the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued accounting guidance intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance was effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued replacement guidance that requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value. This replacement guidance also requires transaction costs related to the business combination to be expensed as incurred. It was effective for business combinations for which the acquisition date is on or after the start of the fiscal year beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued accounting guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued accounting guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, however the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of this guidance for nonfinancial assets and liabilities in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

3. Inventories

Inventories consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008
Finished goods	$160,488	$187,072
Raw materials	796	731
Work-in-process	40	6

Subtotal inventories	161,324	187,809
Inventories reserve	(8,571)	(5,577)

Total inventories	$152,753	$182,232

4. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In January 2009, the Company entered into a new revolving credit facility with certain lending institutions, and terminated its prior revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. In conjunction with the termination of the prior revolving credit facility, the Company repaid the then outstanding balance of $25.0 million and did not borrow under the new revolving credit facility through October 31, 2009.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on the Company’s qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. The Company incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. The borrowing capacity, defined as the product of the remaining term and the maximum available credit of a financing agreement, of the new revolving credit facility is greater than the prior facility. In addition, certain lenders included in the prior revolving credit facility are also included in the new revolving credit facility. Thus, unamortized deferred financing costs of $0.4 million relating to the Company’s prior revolving credit facility were expensed during the nine months ended September 30, 2009 and $0.1 million of deferred financing costs was added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of substantially all of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of September 30, 2009. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of September 30, 2009, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of September 30, 2009, the Company’s net availability was $158.7 million based on its eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 3.5% for the three months ended September 30, 2008, and 1.4% and 3.5% during the nine months ended September 30, 2009 and 2008, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, is considered an event of default under these agreements. In addition, these agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled term. Through September 30, 2009, the Company has financed $36.6 million of property and equipment under these agreements. The terms of the Company’s revolving credit facility limit the total amount of additional financing available under these agreements to $35.0 million, of which $31.4 million was available as of September 30, 2009.

As of September 30, 2009 and December 31, 2008, the outstanding principal balances were $18.1 million and $20.1 million, respectively, under these agreements. Advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings was 6.0% and 5.9% for the three months ended September 30, 2009 and 2008, respectively, and 6.0% and 6.1% for the nine months ended September 30, 2009 and 2008, respectively.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities; however, current significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Interest expense was $0.5 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the revolving credit facility and long term debt.

5. Commitments and Contingencies

The Company is, from time to time, involved in routine legal matters incidental to its business. Management believes that the ultimate resolution of any such current proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In connection with various contracts and agreements, the Company has agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items. Based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to its consolidated financial position or results of operations.

Certain key executives are party to agreements with the Company that include severance benefits upon involuntary termination of employment without cause or for good reason, including following a change in control of the Company.

6. Fair Value Measurements

On January 1, 2008, the Company adopted fair value accounting guidance for its financial assets and liabilities. On January 1, 2009, the Company adopted fair value accounting guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 had no impact on the Company’s consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). This guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of September 30, 2009 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 8)	$—	$(479)	$—
Rabbi Trust owned life insurance policies (“TOLI”)	—	2,690	—
Deferred Compensation Plan (the “Plan”)	—	(2,592)	—

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

7. Stock-Based Compensation

The Under Armour, Inc. 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. In March 2009, the Company’s Board of Directors approved, subject to stockholder approval, an amended and restated 2005 Plan that includes an increase in the maximum number of shares available under the 2005 Plan from 2.7 million to 10.0 million. The amended and restated 2005 Plan was approved by stockholders in May 2009. As of September 30, 2009, 6.9 million shares were available for future grants of awards under the 2005 Plan.

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

Through September 30, 2009, the Company did not record stock-based compensation expense for any of the performance-based stock options as the Company was unable to predict with certainty whether the operating income targets will be reached. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. When it becomes probable that a performance target will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. A cumulative adjustment of $2.1 million would have been recorded at September 30, 2009 had the achievement of the operating income targets been probable.

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates mainly relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by inter-company transactions. In August 2007, the Company entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions and projected inventory purchases for its Canadian subsidiary. Beginning in December 2008, the Company began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for its European subsidiary.

As of September 30, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s inter-company transactions and projected inventory purchases was $20.7 million with contract maturities of 1 to 2 months. As of September 30, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European’s subsidiary’s inter-company transactions was $45.0 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair value of the Company’s foreign currency forward contracts was $0.5 million as of September 30, 2009, and was included in accrued expenses on the consolidated balance sheet. The fair value of the Company’s foreign currency forward contracts was $1.2 million as of December 31, 2008, and was included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Unrealized foreign currency exchange rate gains (losses)	$3,171	$(1,697)	$6,135	$(1,517)
Realized foreign currency exchange rate gains (losses)	460	(490)	(340)	(882)
Unrealized derivative gains (losses)	(661)	403	(1,748)	750
Realized derivative gains (losses)	(2,874)	140	(4,300)	116

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

9. Earnings per Share

The Company adopted accounting guidance during the three months ended March 31, 2009 requiring any stock-based compensation awards that entitle their holders to receive dividends prior to vesting to be considered participating securities and to be included in the calculation of basic earnings per share using the two class method. Historically, these stock-based compensation awards were included in the calculation of diluted earnings per share using the treasury stock method. The Company determined that all outstanding restricted stock awards meet the definition of participating securities and should be included in basic earnings per share using the two class method. The Company included outstanding restricted stock awards in the calculation of basic earnings per share for the three and nine months ended September 30, 2009 and adjusted prior period earnings per share calculations. The application of this accounting guidance for the three months ended September 30, 2008 had no impact on the Company’s diluted earnings per share, but decreased diluted earnings per share presented for the nine months ended September 30, 2008 by $0.01. In addition, the application of this accounting guidance decreased basic earnings per share presented for each of the three and nine months ended September 30, 2008 by $0.01. The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator
Net income	$26,182	$25,663	$31,583	$29,908
Net income attributable to participating securities	(262)	(308)	(347)	(299)

Net income available to common shareholders (1)	$25,920	$25,355	$31,236	$29,609

Denominator
Weighted average common shares outstanding	49,568	48,647	49,206	48,529
Effect of dilutive securities	703	1,218	854	1,305

Weighted average common shares and dilutive securities outstanding	50,271	49,865	50,060	49,834

Earnings per share - basic	$0.52	$0.52	$0.63	$0.61
Earnings per share - diluted	$0.52	$0.51	$0.62	$0.59
(1) Basic weighted average common shares outstanding	49,568	48,647	49,206	48,529
Basic weighted average common shares outstanding and participating securities	50,046	49,217	49,731	49,016
Percentage allocated to common stockholders	99.0%	98.8%	98.9%	99.0%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units, and warrants representing 1.1 million shares of common stock outstanding for each of the three months ended September 30, 2009 and 2008, respectively, and 1.2 million and 0.9 million shares of common stock outstanding for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. Segment Data and Related Information

Operating segments are defined as components of an enterprise in which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and in deciding how to allocate resources. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes branded performance apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within one operating and reportable segment. Although the Company operates within one reportable segment, it has several product categories for which the net revenues attributable to each product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Apparel	$215,427	$201,085	$459,706	$426,480
Footwear	33,048	13,065	127,475	75,629
Accessories	10,760	8,896	23,548	22,264

Total net sales	259,235	223,046	610,729	524,373
License revenues	10,311	8,900	23,465	21,592

Total net revenues	$269,546	$231,946	$634,194	$545,965

The table below summarizes product net revenues by geographic regions attributed by customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
United States	$242,184	$210,546	$576,120	$500,817
Canada	14,043	12,677	30,605	26,836

Subtotal	256,227	223,223	606,725	527,653
Other foreign countries	13,319	8,723	27,469	18,312

Total net revenues	$269,546	$231,946	$634,194	$545,965

As of September 30, 2009 and December 31, 2008, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenues grew to $725.2 million in 2008 from $205.2 million in 2004. We reported net revenues of $634.2 million for the first nine months of 2009, which represented a 16.2% increase from the first nine months of 2008. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in our sales of apparel and footwear. We plan to continue to increase our net revenues by building upon our relationships with existing customers, expanding our product offerings, offering new and innovative products, expanding our direct to consumer sales channel and other distribution and building our brand internationally. Our direct to consumer channel includes sales through our factory house outlet and specialty stores, website, and catalog. New product offerings include the introduction of performance running footwear, which we began shipping in the first quarter of 2009 and soccer cleats which had a limited introduction at soccer specialty stores in the United States and Europe during the second quarter of 2009. In addition, we have strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in over 20,000 retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in the United Kingdom, France and Germany, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

General

Net revenues comprise both net sales and license revenues. Net sales include sales of apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on products such as socks, hats, bags, eyewear, mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in our products are made of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our footwear to be higher than the cost of goods sold associated with our apparel. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products, and costs relating to our Hong Kong, Guangzhou, China, and Jakarta, Indonesia offices which help support manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues.

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $5.5 million and $5.0 million for the three months ended September 30, 2009 and 2008, respectively, and $15.0 million and $12.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. For the full year 2009, we expect to invest in marketing in the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale sales channel and the majority of our direct to consumer sales channel costs, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel and footwear product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Net revenues	$269,546	$231,946	$634,194	$545,965
Cost of goods sold	135,491	113,679	335,310	281,959

Gross profit	134,055	118,267	298,884	264,006
Selling, general and administrative expenses	86,992	71,788	240,544	209,954

Income from operations	47,063	46,479	58,340	54,052
Interest expense, net	(466)	(111)	(1,909)	(498)
Other income (expense), net	96	(1,625)	(253)	(1,514)

Income before income taxes	46,693	44,743	56,178	52,040
Provision for income taxes	20,511	19,080	24,595	22,132

Net income	$26,182	$25,663	$31,583	$29,908

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.3	49.0	52.9	51.6

Gross profit	49.7	51.0	47.1	48.4
Selling, general and administrative expenses	32.2	31.0	37.9	38.5

Income from operations	17.5	20.0	9.2	9.9
Interest expense, net	(0.2)	(0.0)	(0.3)	(0.1)
Other income (expense), net	0.0	(0.7)	(0.0)	(0.3)

Income before income taxes	17.3	19.3	8.9	9.5
Provision for income taxes	7.6	8.2	3.9	4.0

Net income	9.7%	11.1%	5.0%	5.5%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net revenues increased $37.6 million, or 16.2%, to $269.5 million for the three months ended September 30, 2009 from $231.9 million for the same period in 2008. This increase was primarily the result of an increase in our footwear and apparel net sales as noted in the product category table below:

	Three Months Ended September 30,
(In thousands)	2009	2008	$ Change	% Change
Apparel	$215,427	$201,085	$14,342	7.1%
Footwear	33,048	13,065	19,983	153.0
Accessories	10,760	8,896	1,864	21.0

Total net sales	259,235	223,046	36,189	16.2
License revenues	10,311	8,900	1,411	15.9

Total net revenues	$269,546	$231,946	$37,600	16.2%

Net sales increased $36.2 million, or 16.2%, to $259.2 million for the three months ended September 30, 2009 from $223.0 million during the same period in 2008 as noted in the table above. The increase in net sales primarily reflects:

•	unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our women’s fitness, women’s underwear and overall running categories; along with

•	$20.0 million increase in footwear sales due primarily to running footwear.

License revenues increased $1.4 million, or 15.9%, to $10.3 million for the three months ended September 30, 2009 from $8.9 million during the same period in 2008. This increase was the result of additional sales by certain licensees due to increased distribution, new product offerings and unit volume growth, as well as new licensing agreements for team uniforms and custom-molded mouth guards.

Gross profit increased $15.8 million to $134.1 million for the three months ended September 30, 2009 from $118.3 million for the same period in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 130 basis points to 49.7% for the three months ended September 30, 2009 compared to 51.0% during the same period in 2008. The decrease in gross margin percentage was primarily driven by the following:

•	increased footwear and apparel liquidations to third parties, accounting for an approximate 100 basis point decrease;

•	increased accessory and footwear inventory reserves, accounting for an approximate 100 basis point decrease; and

•	less favorable apparel product mix relative to margins, partially offset by improved apparel costing, accounting for an approximate 30 basis point decrease; partially offset by

•	decreased reserves for sales allowances and certain customer incentives, partially offset by increased sales returns reserves, accounting for an approximate 60 basis point increase; and

•	increased direct to consumer higher margin sales, accounting for an approximate 40 basis point increase.

Selling, general and administrative expenses increased $15.2 million to $87.0 million for the three months ended September 30, 2009 from $71.8 million for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses increased to 32.2% for the three months ended September 30, 2009 from 31.0% for the same period in 2008. These changes were primarily attributable to the following:

•

Marketing costs increased $2.9 million to $27.7 million for the three months ended September 30, 2009 from $24.8 million for the same period in 2008 primarily due to higher media costs and increased sponsorships of collegiate and professional teams and new events, including the National Football League Scouting Combine. As a percentage of net revenues, marketing costs decreased to 10.3% for the three months ended September 30, 2009 from 10.7% for the same period in 2008 primarily due to a timing shift in marketing costs for specific customers, partially offset by the items noted above.

•

Selling costs increased $3.9 million to $17.7 million for the three months ended September 30, 2009 from $13.8 million for the same period in 2008. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores and higher personnel costs mainly related to increased funding for our performance incentive plan as compared to the prior year period. As a percentage of net revenues, selling costs increased to 6.5% for the three months ended September 30, 2009 from 5.9% for the same period in 2008 due to the items noted above.

•

Product innovation and supply chain costs increased $4.1 million to $20.2 million for the three months ended September 30, 2009 from $16.1 million for the same period in 2008 primarily due to increased personnel costs for the build out of our footwear and apparel product design and product creation teams, as well as increased funding for our performance incentive plan as compared to the prior year period. In addition this increase was related to higher distribution facilities operating costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 7.5% for the three months ended September 30, 2009 from 6.9% for the same period in 2008 due to higher personnel costs for the build out of our footwear and apparel design and product creation teams.

•

Corporate services costs increased $4.3 million to $21.4 million for the three months ended September 30, 2009 from $17.1 million for the same period in 2008 primarily due to higher personnel costs for the increased funding for our performance incentive plan as compared to the prior year period and additional corporate personnel necessary to support our growth. In addition this increase was due to higher costs for consumer insight research. As a percentage of net revenues, corporate services costs increased to 7.9% for the three months ended September 30, 2009 from 7.4% for the same period in 2008 primarily due to the items noted above.

Income from operations increased $0.6 million, or 1.3%, to $47.1 million for the three months ended September 30, 2009 from $46.5 million for the same period in 2008. Income from operations as a percentage of net revenues decreased to 17.5% for the three months ended September 30, 2009 from 20.0% for the same period in 2008. This decrease was a result of an increase in selling, general and administrative expenses, and a decrease in gross profit as a percentage of net revenues as discussed above.

Interest expense, net increased $0.4 million to $0.5 million for the three months ended September 30, 2009 from $0.1 million for the same period in 2008. This increase was primarily due to increased fees related to our new revolving credit facility during the three months ended September 30, 2009.

Other income (expense), net increased $1.7 million to $0.1 million for the three months ended September 30, 2009 from ($1.6) million for the same period in 2008. This increase was primarily due to gains on foreign currency exchange rate changes on transactions denominated in the Euro and Canadian Dollar, largely offset by losses on our derivative financial instruments for the three months ended September 30, 2009 as compared to foreign currency exchange rate losses, partially offset by derivative financial instrument gains for the same period in 2008.

Provision for income taxes increased $1.4 million to $20.5 million during the three months ended September 30, 2009 from $19.1 million during the same period in 2008. Our effective tax rate was 43.9% for the three months ended September 30, 2009 compared to 42.6% during the same period in 2008. The effective tax rate for the three months ended September 30, 2009 was higher than the effective tax rate for the three months ended September 30, 2008 primarily due to an increase in the projected non-deductible expenses in the current year. Our annual 2009 effective rate is expected to be approximately 44.3%, which is lower than the 2008 annual effective tax rate of 45.3% due to certain sourcing and tax strategies implemented in 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenues increased $88.2 million, or 16.2%, to $634.2 million for the nine months ended September 30, 2009 from $546.0 million for the same period in 2008. This increase was primarily the result of an increase in our footwear and apparel net sales as noted in the product category table below:

	Nine Months Ended September 30,
(In thousands)	2009	2008	$ Change	% Change
Apparel	$459,706	$426,480	$33,226	7.8%
Footwear	127,475	75,629	51,846	68.6
Accessories	23,548	22,264	1,284	5.8

Total net sales	610,729	524,373	86,356	16.5
License revenues	23,465	21,592	1,873	8.7

Total net revenues	$634,194	$545,965	$88,229	16.2%

Net sales increased $86.3 million, or 16.5%, to $610.7 million for the nine months ended September 30, 2009 from $524.4 million during the same period in 2008 as noted in the table above. The increase in net sales primarily reflects:

•	$51.8 million increase in footwear sales driven primarily by our running footwear launch during the first quarter of 2009; and

•	unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our fitness, running, training and underwear categories.

License revenues increased $1.9 million, or 8.7%, to $23.5 million for the nine months ended September 30, 2009 from $21.6 million during the same period in 2008. This increase was the result of additional sales by certain licensees due to increased distribution, new product offerings and continued unit volume growth, as well as new licensing agreements for team uniforms and custom-molded mouth guards.

Gross profit increased $34.9 million to $298.9 million for the nine months ended September 30, 2009 from $264.0 million for the same period in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 130 basis points to 47.1% for the nine months ended September 30, 2009 compared to 48.4% during the same period in 2008. The decrease in gross margin percentage was primarily driven by the following:

•	increased footwear and apparel liquidations to third parties, accounting for an approximate 60 basis point decrease;

•	increased inventory reserves, accounting for an approximate 50 basis point decrease; and

•	less favorable apparel product mix relative to margins, partially offset by improved apparel costing, accounting for an approximate 40 basis point decrease; partially offset by

•	increased direct to consumer higher margin sales, accounting for an approximate 20 basis point increase.

Selling, general and administrative expenses increased $30.5 million to $240.5 million for the nine months ended September 30, 2009 from $210.0 million for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased to 37.9% for the nine months ended September 30, 2009 from 38.5% for the same period in 2008 partially driven by the significant revenue growth from our running footwear launch. In addition, these changes were also attributable to the following:

•

Marketing costs increased $6.7 million to $82.0 million for the nine months ended September 30, 2009 from $75.3 million for the same period in 2008 primarily due to increased sponsorships of collegiate and professional teams and new events, including the National Football League Scouting Combine, and increased marketing costs for specific customers, including our in-store brand campaign supporting the introduction of our performance running footwear. These increases were partially offset by lower media and print expenditures in 2009. As a percentage of net revenues, marketing costs decreased to 12.9% for the nine months ended September 30, 2009 from 13.8% for the same period in 2008 primarily due to lower media and print expenditures costs in 2009, partially offset by the other items noted above.

•

Selling costs increased $8.5 million to $47.5 million for the nine months ended September 30, 2009 from $39.0 million for the same period in 2008. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer channel. As a percentage of net revenues, selling costs increased to 7.5% for the nine months ended September 30, 2009 from 7.1% for the same period in 2008 primarily due to the item noted above, partially offset by decreased apparel selling personnel costs as a percentage of net revenues.

•

Product innovation and supply chain costs increased $7.3 million to $53.6 million for the nine months ended September 30, 2009 from $46.3 million for the same period in 2008 primarily due to higher personnel costs for the build out of our footwear and apparel design and product creation teams and higher distribution facilities operating and personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 8.5% for the nine months ended September 30, 2009 and 2008.

•

Corporate services costs increased $8.0 million to $57.4 million for the nine months ended September 30, 2009 from $49.4 million for the same period in 2008 primarily due to higher personnel costs for the increased funding for our performance incentive plan as compared to the prior year period and additional corporate personnel necessary to support our growth. In addition, this increase was due to higher company-wide stock-based compensation and higher allowances for bad debts related to the current economic conditions. As a percentage of net revenues, corporate services costs remained unchanged at 9.0% for the nine months ended September 30, 2009 and 2008.

Income from operations increased $4.2 million, or 7.9%, to $58.3 million for the nine months ended September 30, 2009 from $54.1 million for the same period in 2008. Income from operations as a percentage of net revenues decreased to 9.2% for the nine months ended September 30, 2009 from 9.9% for the same period in 2008. This decrease was a result of a decrease in gross profit as a percentage of net revenues, partially offset by a decrease in selling, general and administrative expenses as a percentage of net revenues as discussed above.

Interest expense, net increased $1.4 million to $1.9 million for the nine months ended September 30, 2009 from $0.5 million for the same period in 2008. This increase was primarily due to the write off of deferred financing costs related to our prior revolving credit facility and increased costs for our new revolving credit facility during the nine months ended September 30, 2009.

Other expense, net decreased $1.2 million to $0.3 million for the nine months ended September 30, 2009 from $1.5 million for the same period in 2008. This decrease was primarily due to gains on foreign currency exchange rate changes on transactions denominated in the Euro and Canadian Dollar, largely offset by losses on our derivative financial instruments for the nine months ended September 30, 2009 as compared to foreign currency exchange rate losses, partially offset by derivative financial instrument gains for the same period in 2008.

Provision for income taxes increased $2.5 million to $24.6 million during the nine months ended September 30, 2009 from $22.1 million during the same period in 2008. Our effective tax rate was 43.8% for the nine months ended September 30, 2009 compared to 42.5% during the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was higher than the effective tax rate for the nine months ended September 30, 2008 primarily due to an increase in the projected non-deductible expenses in the current year. Our annual 2009 effective rate is expected to approximate 44.3% which is lower than the 2008 annual effective tax rate of 45.3% due to certain sourcing and tax strategies implemented in 2009.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital (primarily inventory) and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our working capital requirements have generally reflected the seasonality and growth in our business as we have recognized an increase in sales leading up to the fall selling season. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new retail stores and the investment and improvements in our Enterprise Resource Planning system and a warehouse management system.

We continue to focus on our four main components of inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house outlet stores and other liquidation channels. We strive for improved inventory turns over the long term.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$25,657	$6,553
Investing activities	(16,084)	(33,709)
Financing activities	(20,071)	26,681
Effect of exchange rate changes on cash and cash equivalents	1,832	39

Net decrease in cash and cash equivalents	$(8,666)	$(436)

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

Cash provided by operating activities increased $19.1 million to $25.7 million for the nine months ended September 30, 2009 from cash provided by operating activities of $6.6 million during the same period in 2008. The increase in cash provided by operating activities was due to decreased net cash outflows from operating assets and liabilities of $23.1 million, adjustments to net income for non-cash items which decreased $5.6 million period over period, and an increase in net income of $1.7 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

an increase in accrued expenses and other liabilities of $14.3 million during the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to lower performance incentive plan payouts during the nine months ended September 30, 2009 as compared to the same period in 2008, as well as higher accruals to account for increased funding for our performance incentive plan as of September 30, 2009 as compared to September 30, 2008, and

•

a higher decrease in inventory of $27.0 million, primarily driven by the operational initiatives put in place to improve our inventory management, increased liquidation sales to third parties and a larger percentage of products shipped directly from our suppliers to our customers, partially offset by a decrease in accounts payable of $22.5 million, primarily due to the lower increase in inventory levels.

Adjustments to net income for non-cash items decreased in the nine months ended September 30, 2009 as compared to the same period of the prior year primarily due to unrealized foreign currency exchange rate gains in the 2009 period as compared to unrealized foreign currency exchange rate losses in the 2008 period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, decreased $17.6 million to $16.1 million for the nine months ended September 30, 2009 from $33.7 million for the same period in 2008. This decrease in cash used in investing activities is primarily due to lower investments in our direct to consumer channel, our distribution facilities, our in-store fixture program and branded concept shops, and our information technology initiatives. In addition, cash used in investing activities decreased due to the lower purchase of trust owned life insurance policies.

Capital investments for the full year 2009 are anticipated to be in the range of $30.0 million to $35.0 million, which is below the $41.1 million invested during the full year 2008, and include investments in the build out of our new factory house outlet stores, improvements at our distribution facilities and additional branded concept shops and in-store fixtures.

Financing Activities

Cash used in financing activities increased $46.8 million to $20.1 million for the nine months ended September 30, 2009 from cash provided by financing activities of $26.7 million for the same period in 2008. This increase was primarily due to additional net payments made on our revolving credit and long term debt facilities in the 2009 period versus the 2008 period, partially offset by higher excess tax benefits from stock-based compensation arrangements and proceeds from the exercise of stock options and other stock issuances.

Revolving Credit Facility Agreement

In January 2009, we entered into a revolving credit facility with certain lending institutions and terminated our prior revolving credit facility in order to increase our available financing and to expand our lending syndicate. In conjunction with the termination of the prior revolving credit facility, we repaid the then outstanding balance of $25.0 million and did not borrow under the revolving credit facility through October 31, 2009. In the short term, we may borrow under the revolving credit facility to increase our cash position.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on our qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. We incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. The borrowing capacity, defined as the product of the remaining term and the maximum available credit of a financing agreement, of the new revolving credit facility is greater than the prior facility. In addition, certain lenders included in the prior revolving credit facility are also included in the new revolving credit facility. Thus, unamortized deferred financing costs of $0.4 million relating to our prior revolving credit facility were expensed during the nine months ended September 30, 2009 and $0.1 million of deferred financing costs were added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of substantially all of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of September 30, 2009. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of September 30, 2009, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of September 30, 2009, our net availability was $158.7 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 3.5% for the three months ended September 30, 2008, and 1.4% and 3.5% during the nine months ended September 30, 2009 and 2008, respectively.

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

These agreements include a cross default provision whereby an event of default under other debt obligations, including the revolving credit facility agreement, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if we pay amounts outstanding ahead of the scheduled term. Through September 30, 2009, we have financed $36.6 million of property and equipment under these agreements. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $31.4 million was available as of September 30, 2009.

As of September 30, 2009 and December 31, 2008, the outstanding principal balances were $18.1 million and $20.1 million, respectively, under these agreements. Advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 6.0% and 5.9% for the three months ended September 30, 2009 and 2008, respectively, and 6.0% and 6.1% for the nine months ended September 30, 2009 and 2008, respectively.

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

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we have agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items. Based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2008 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2008 Form 10-K. There have been no significant changes to our critical accounting policies during the first nine months of 2009 other than the balance sheet treatment of certain sales markdowns as noted below.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. We are currently evaluating the impact of this amendment on our consolidated financial statements.

Recently Adopted Accounting Standards

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have any impact on our consolidated financial statements.

In May 2009, the FASB issued accounting guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, entities must disclose the date through which subsequent events have been evaluated and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.

In June 2008, the FASB issued accounting guidance requiring that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The provisions of this guidance were required for fiscal years beginning after December 15, 2008. We have adopted this guidance for current period computations of earnings per share, and have updated prior period computations of earnings per share as directed by this guidance. The adoption of this guidance did not have a material impact on our computation of earnings per share. Refer to Note 9 of the consolidated financial statements for further discussion on this accounting guidance.

In June 2008, the FASB issued accounting guidance addressing the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In March 2008, the FASB issued accounting guidance intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance was effective for the fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on our consolidated financial statement.

In December 2007, the FASB issued replacement guidance that requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value. This replacement guidance requires transaction costs related to the business combination to be expensed as incurred.

It was effective for business combinations for which the acquisition date is on or after the start of the fiscal year beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued accounting guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued accounting guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, however the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The adoption of this guidance for nonfinancial assets and liabilities in the first quarter of 2009 did not have any impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize international revenues in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our international revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by inter-company transactions. These exposures are included in other income (expense), net on the consolidated statements of income. Since 2007, we have used foreign currency forward contracts to reduce the risk from exchange rate fluctuations on inter-company transactions and projected inventory purchases for our Canadian subsidiary. Beginning in December 2008, we began using foreign currency forward contracts in order to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes. Based on the foreign currency forward contracts outstanding as of September 30, 2009, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.09 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.69 EUR per $1.00. As of September 30, 2009, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was approximately $20.7 million with contract maturities of 1 to 2 months, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was approximately $45.0 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of September 30, 2009, the fair value of our foreign currency forward contracts was ($0.5) million which is included in accrued expenses on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Unrealized foreign currency exchange rate gains (losses)	$3,171	$(1,697)	$6,135	$(1,517)
Realized foreign currency exchange rate gains (losses)	460	(490)	(340)	(882)
Unrealized derivative gains (losses)	(661)	403	(1,748)	750
Realized derivative gains (losses)	(2,874)	140	(4,300)	116

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

From July 28, 2009 through September 14, 2009 we issued 135.4 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $5.65 per share, for an aggregate amount of consideration of $765.0 thousand.

The issuance of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to written contract relating to compensation, as provided by Rule 701.

ITEM 6.	EXHIBITS

Exhibit No.

10.01	Second Amendment to the Office Lease by and between Beason Properties LLLP (as successor to 1450 Beason Street LLC) and the Company dated October 1, 2009 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: November 4, 2009	By:	/S/ BRAD DICKERSON
Brad Dickerson
Chief Financial Officer