Form 10-K
period 2009-12-31
Under Armour, Inc.
filed 2010-02-25
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $770,710,738.

Class A Common Stock, $.0003 1/3 par value, 37,801,228 shares outstanding as of January 31, 2010 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2010 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Our principal business activities are the development, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth. The brand’s moisture-wicking synthetic fabrications are engineered in many designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and are worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as consumers with active lifestyles.

Our revenues are generated primarily from the wholesale distribution of our products to national, regional, independent and specialty retailers. We also generate revenue from product licensing and from the sale of our products through our direct to consumer sales channel, which includes sales through our factory house outlet and specialty stores, website and catalogs. Our products are offered in over twenty thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, we sell our products primarily in certain countries in Europe, a third party licensee sells our products in Japan, and distributors sell our products in other foreign countries. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 17 countries outside of the United States.

We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR® and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and other companies. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products

Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with what we believe to be a superior alternative to traditional athletic products. In 2009, sales of apparel, footwear and accessories represented 76%, 16%, and 4% of net revenues, respectively. Licensing arrangements for the sale of our products represented the remaining 4% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.

Apparel

Our apparel is offered in a variety of styles and fits intended to enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our three gearlines are marketed to tell a very simple story about our highly technical products and extend across the sporting goods, outdoor and active lifestyle markets. We market our apparel for consumers to choose HEATGEAR® when it is hot, COLDGEAR® when it is cold and ALLSEASONGEAR® between the extremes. Within each gearline our apparel comes in three fit types: compression (tight fitting), fitted (athletic cut) and loose (relaxed).

HEATGEAR® is designed to be worn in warm to hot temperatures under equipment or as a single layer. Our first compression T-shirt was the original HEATGEAR® product and remains one of our signature styles. While a sweat-soaked traditional non-performance T-shirt can weigh two to three pounds, HEATGEAR® is engineered with a microfiber blend designed to wick moisture from the body which helps the body stay cool, dry and light. We offer HEATGEAR® in a variety of tops and bottoms in a broad array of colors and styles for wear in the gym or outside in warm weather.

Because athletes sweat in cold weather as well as in the heat, COLDGEAR® is designed to wick moisture from the body while circulating body heat from hot spots to help maintain core body temperature. Our COLDGEAR® apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest, and our COLDGEAR® outerwear products protect the athlete, as well as the coach and the fan from the outside in. Our COLDGEAR® product offerings generally sell at higher prices than our other gearlines.

ALLSEASONGEAR® is designed to be worn in changing temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Footwear

We began offering footwear for men, women and youth in 2006, and each year we have expanded our footwear offerings. Our footwear offerings include football, baseball, lacrosse, softball and soccer cleats, slides, performance training footwear and running footwear. Our footwear is generally engineered with HEATGEAR® technologies and is light, breathable and built with performance attributes for athletes everywhere. Our footwear is designed with innovative technologies which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control. During 2009, we introduced our performance running footwear, as well as soccer cleats, which had a limited introduction at soccer specialty stores in the United States and Europe. We are developing new footwear categories, including basketball for introduction in the future.

Accessories

Our baseball batting, football, golf and running gloves include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products. Net revenues generated from the sale of baseball batting, football, golf and running gloves are included in our accessories category.

We also have agreements with our licensees to develop Under Armour accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. Our licensees currently offer bags, socks, headwear, custom-molded mouth guards and eyewear designed to be used and worn before, during and after competition, and feature performance advantages and functionality similar to our other product offerings. License revenues generated from the sale of these accessories are included in our net revenues. We are currently developing our own headwear and bags, and beginning in 2011, these products will be sold by us rather than by one of our licensees.

Marketing and Promotion

We currently focus on marketing and selling our products to consumers for use in athletics, fitness and outdoor activities. We maintain control over our brand image with an in-house marketing and promotions department that designs and produces most of our advertising campaigns. We seek to drive consumer demand for our products by building brand equity and awareness as a leading performance athletic brand.

Sports Marketing

Our marketing and promotion efforts begin with a strategy of selling our products to high-performing athletes and teams on the collegiate and professional levels. We execute this strategy through professional and collegiate sponsorships, individual athlete agreements and by selling our products directly to team equipment managers and to individual athletes. As a result, our products are seen on the field, giving our products exposure to various consumer audiences through the internet, television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes. We are the official outfitter of the athletic teams at Auburn University, Texas Tech University, the University of Maryland and the University of South Florida, and beginning in July 2010, Boston College. We are the official outfitter of numerous other teams, including the football teams at the University of Hawaii, the University of South Carolina and the University of Utah. We supply uniforms, sideline apparel and fan gear for these teams. In addition, we sell our products domestically to professional football teams and Division I men’s and women’s collegiate athletic teams. We also signed an agreement in 2006 to be an official supplier of footwear to the National Football League (“NFL”), a step we took to complete the circle of authenticity from the Friday night lights of high school to Saturday afternoon college game day to the marquee Sunday match-ups of the NFL. This agreement enables NFL players to wear Under Armour footwear on the field and enables Under Armour to reach fans at the highest level of competitive football.

Internationally, we are selling our products to European soccer and rugby teams. We are the official supplier of performance apparel to the Hannover 96 football club and the Welsh Rugby Union, among others. In addition, we are an official supplier of performance apparel to Hockey Canada and have advertising rights throughout the Air Canada Center during the Toronto Maple Leafs’ home games. We have also been designated as the Official Performance Product Sponsor of the Toronto Maple Leafs.

We also have sponsorship agreements with individual athletes. Our strategy is to find the next generation of stars, like Milwaukee Bucks rookie Brandon Jennings, U.S. professional skier and Olympic gold medal winner Lindsey Vonn, first round NFL draft prospect Dez Bryant, U.S. Olympic Snowboarder Lindsey Jacobellis, professional lacrosse player Paul Rabil, Baltimore Orioles catcher Matthew Wieters and UFC Welterweight Champion Georges St-Pierre. In addition, our roster of athletes includes established stars such as professional football players Brandon Jacobs, Devin Hester, Vernon Davis and Patrick Willis, triathlon champion Chris “Macca” McCormack, professional baseball players Ryan Zimmerman and Jose Reyes, soccer star Heather Mitts, U.S. Olympic and professional volleyball player Nicole Branagh, U.S. Olympic swimmer Michael Phelps, and professional golfer Hunter Mahan.

We seek to sponsor events to drive awareness and brand authenticity from a grassroots level. For example, we entered into an agreement with IMG Academies for the development of a unique, comprehensive athletic training platform that we believe will establish a global measurement standard for sports performance, health and fitness. In 2010, we will host over 50 combines, camps and clinics for many sports at regional sites across the country for male and female athletes.

We reach young football athletes at all levels by sponsoring American Youth Football, a football organization that promotes the development of youth; the Under Armour All-America Football Game, which is an annual competition between the top seniors in high school football; and the Under Armour Senior Bowl, which is an annual competition between the top seniors in college football. In addition, we are the presenting sponsor for the 2010 NFL Scouting Combine.

During 2009, we partnered with Ripken Baseball to outfit Ripken Baseball participants and to be the title sponsor for all 25 Ripken youth baseball tournaments, reaching 35,000 young athletes. In addition, we partner with the Baseball Factory to outfit the nation’s top high school baseball athletes from head-to-toe and serve as the title sponsor for nationally recognized baseball tournaments and teams.

We have been a sponsor of the ESPY Awards Show for the past several years and have used the national platform to launch our fall commercial campaigns. Additionally, we are the title sponsor of The Under Armour (Baltimore) Marathon and we have a strong brand presence at several other major running events across the country. We are also the title sponsor of The Under Armour All-America Lacrosse Classic, as well as the All-America games in softball and volleyball for elite high school athletes. We believe these relationships create significant on-field product and brand exposure that contributes to our on-field authenticity.

Media and Promotion

We feature our products in a variety of national publications such as Cosmopolitan, ESPN the Magazine, Glamour, Runner’s World, Shape, Seventeen and Women’s Health, and we also advertise regularly in several outdoor and sport-specific publications.

Our media campaigns run in a variety of lengths and formats and have included our signature “Protect this House” and “Click-Clack” campaigns featuring several NFL players. Our “Protect this House” campaign continues to be used in several NFL and collegiate stadiums during games as a crowd prompt. During 2007, we executed a major campaign called “BoomBoom-TAP,” which targeted the “team girl” demographic in an effort to establish Under Armour as the authentic athletic brand for female athletes who play team sports. Additionally, we have developed co-branded commercials with key retail partners to promote the brand. In May 2008, we launched our performance training footwear and introduced our brand and other products to additional consumers with “The New Prototype” campaign. This campaign also included a 60-second commercial during Super Bowl XLII in February 2008. During 2009, we launched our performance running footwear with a multi-platform “Athletes Run” campaign that highlights our point of view that all runners are athletes and all athletes run. Our ability to secure product placement in movies, television shows and video games has allowed us to reinforce our authenticity as well as establish our brand with broader audiences who may not otherwise be exposed to our advertising and brand efforts. In 2010, we are returning to a version of our signature campaign with “Protect this House.® I will.”

Retail Marketing and Product Presentation

The primary component of our retail marketing strategy is to increase and brand the floor space dedicated to our products within our major retail accounts. The design and funding of Under Armour concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images. Since 2006, we have reshaped 600,000 square feet of space dedicated to concept shops at over 750 locations of our major retail accounts.

Across our many retailers, factory house outlet and specialty stores we also use in-store fixtures and displays that highlight our logo and have a performance-oriented, athletic look. We believe our in-store fixtures and displays are exciting and unique. One example of our brand-building fixtures is our “Big E” mannequin, a life-size mold of Eric Ogbogu, a 6’4”, 275 pound former NFL defensive end and featured athlete in many of our brand campaigns. To target female consumers, we use a complementary mannequin, the UA WOMAN, modeled after the star of our early women’s brand campaign, Heather Mitts. These displays provide an easily identifiable place for consumers to look for our products and are intended to reinforce the message that our brand is distinct from our competitors.

We work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of our large national or regional retail chains. The fixtures and displays enable us to achieve placement of our products throughout stores by providing retailers with outposts to use in various store sections.

Customers

Our products are offered in over twenty thousand retail stores worldwide, of which nearly sixteen thousand retail stores are in North America. We also sell our products directly to consumers through our own factory house outlet and specialty stores, website and catalogs.

Wholesale Distribution

In 2009, 78% of our net revenues were generated from wholesale distribution. Our principal customers located in the United States include national and regional retail chains such as, in alphabetical order, Academy Sports and Outdoors, Dick’s Sporting Goods, Hibbett Sporting Goods, Modell’s Sporting Goods, and The Sports Authority; hunting and fishing, mountain sports and outdoor retailers such as Bass Pro Shops and Cabela’s; and The Army and Air Force Exchange Service. Our principal customers located in Canada include national retail chains such as Sportchek International and Sportman International. In 2009, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of approximately 30% of our net revenues in 2009.

In 2009, approximately 75% of our wholesale distribution was derived from large format national and regional retail chains. Additional wholesale distribution in 2009 was derived from independent and specialty retailers, institutional athletic departments, leagues and teams. The independent and specialty retailers are serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives and continue to represent an important part of our product distribution strategy and help build on the authenticity of our products. Our independent sales include sales to military specialists, fitness specialists, outdoor retailers and other specialty channels. With the launch of our performance training footwear in 2008 and performance running footwear in 2009, we have expanded our distribution at the mall through national footwear retailers including Finish Line and Foot Locker.

Direct to Consumer Sales

In 2009, 18% of our net revenues were generated through direct to consumer sales. Direct to consumer sales include discounted sales through our own factory house outlet stores and sales through our specialty stores, global website and catalog. The majority of our 35 factory house outlet stores are located at outlet centers on the East Coast of the United States. Through our specialty stores, consumers experience our brand first-hand and have full access to our performance products. We opened our first specialty store in Annapolis, Maryland in November 2007 and opened three additional full-price specialty stores near Chicago, Illinois, Boston, Massachusetts, and Washington, D.C. during 2008.

Product Licensing

In addition to generating revenues through wholesale distribution and direct to consumer sales, we generate revenues from licensing arrangements to manufacture and distribute Under Armour branded products. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly. We have formed relationships with several licensees for bags, socks, team uniforms, headwear, eyewear and custom-molded mouth guards, as well as the distribution of our products to college bookstores and golf pro shops. In addition, we have a relationship with a Japanese licensee that has the exclusive rights to distribute our products in Japan. In 2009, license revenues accounted for 4% of our net revenues. We are currently developing our own headwear and bags, and beginning in 2011, these products will be sold by us rather than by one of our licensees.

International Revenues

Our international revenues include net revenues generated in Western Europe, primarily in Austria, France, Germany, Ireland and the United Kingdom. In addition, international revenues include net revenues generated through third-party distributors primarily in Australia, Italy, Greece, New Zealand, Panama, Scandinavia and Spain, along with license revenues from our licensee in Japan. We believe that the trend toward performance products is global, and we intend over time to introduce our products and simple merchandising story to athletes throughout the world. In international markets, we are introducing our performance apparel, footwear and accessories in a manner consistent with our past brand-building strategy, including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers.

Since 2002, we have had a license agreement with Dome Corporation, which produces, markets and sells our branded products in Japan. We work closely with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including Omiya Ardija, a professional soccer club in Saitama, Japan, as well as baseball and other soccer teams, and to over two thousand independent specialty stores and large sporting goods retailers, such as Alpen, Himaraya, The Sports Authority and Xebio.

In 2006, we opened our European headquarters in Amsterdam, The Netherlands from which our European sales, marketing and logistics functions are conducted. We sell our branded products to First Division Football clubs and multiple cricket clubs in the United Kingdom, soccer teams in Italy, Spain, Holland, Ireland and Germany, as well as First Division Rugby clubs in the United Kingdom, France, Italy and Ireland. Refer to Note 16 to the Consolidated Financial Statements for consolidated net revenues for each of the last three years attributed to the United States and to other foreign countries.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. During 2009 and 2008, a larger portion of our income from operations was in the last two quarters of the year partially due to the shift in the timing of marketing investments to the first two quarters of the year as compared to prior years. The majority of our net revenues were generated during the last two quarters in each of 2009, 2008 and 2007. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

Product Design and Development

Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development team. This approach enables us to select and create superior, technically advanced fabrics, produced to our specifications, while focusing our product development efforts on design, fit, climate and product end use.

We seek to regularly upgrade and improve our products with the latest in innovative technology while broadening our product offerings. Our goal, to deliver superior performance in all our products, provides our developers and licensees with a clear, overarching direction for the brand and helps them identify new opportunities to create performance products that meet the changing needs of athletes. We design products with “visible technology,” utilizing color, texture and fabrication to enhance our customers’ perception and understanding of product use and benefits.

Our product development team has significant prior industry experience at leading fabric and other raw material suppliers and branded athletic apparel and footwear companies throughout the world. This team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our RECHARGE™ Suit, which is designed to stabilize muscle tissue and control post workout swelling to aid the body in repairing itself sooner to get back in the game faster.

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2009, based on estimates derived from our understanding of the sourcing practices of our third-party manufacturers, approximately 40% to 45% of the fabric used in our products came from four suppliers. These fabric suppliers have locations in Mexico, Taiwan and the United States. We continue to seek new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2009, eight manufacturers produced approximately 55% of our products. In 2009, our products were manufactured by 22 primary manufacturers, operating in 17 countries. During 2009, approximately 60% of our products were manufactured in Asia, 18% in Central and South America and 17% in Mexico. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control the cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long-term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long-term. We have an office in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for apparel and offices in Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for footwear.

We also manufacture a limited number of apparel products on-premises in our quick turn, Special Make-Up Shop located at one of our distribution facilities in Glen Burnie, Maryland. Through this 17,000 square-foot shop, we are able to build and ship apparel products on tight deadlines for high-profile athletes, leagues and teams. While the apparel products manufactured in the quick turn, Special Make-Up Shop represent an immaterial portion of our total net revenues, we believe the facility helps us to provide superior service to select customers.

Distribution and Inventory Management

We package and distribute the majority of our products through two distribution facilities in Glen Burnie, Maryland, approximately 15 miles from our Baltimore, Maryland headquarters. One facility is a high-bay facility built in 2000, in which we currently lease and occupy approximately 359,000 square feet. The lease term expires in September 2011, with two options to extend the lease term for up to four years in total. The other facility is a high-bay facility built in 2003, in which we lease and occupy approximately 308,000 square feet. The lease term expires in April 2013, with one option to extend the lease term for an additional five years. Beginning in 2008, we began to distribute our products in North America through a third-party logistics provider with a location in San Pedro, California and beginning in 2009 through the same third-party logistics provider in Medley, Florida. The agreement with this provider continues until December 2012. We also distribute our products in Europe through a third-party logistics provider based out of Tilburg, The Netherlands. This agreement continues until June 2010. We are currently considering our renewal options at this location. We believe our distribution facilities and space available at our third-party logistics providers will be adequate to meet our short term needs. We expect to expand to additional facilities in the future.

Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our inventory management. We expect to achieve this by being in stock in core product offerings, which includes products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, we expect to achieve our inventory strategy by ordering our seasonal products based on current bookings, shipping seasonal product at the start of the shipping window in order to maximize the productivity of floor space at our retailers and earmarking any seasonal excess for sales through our factory house outlet stores and liquidation sales to third parties.

Our practice, and the general practice in the apparel and footwear industries, is to offer retail customers the right to return defective or improperly shipped merchandise. Because of long lead-times for design and production of our products, from time to time we commence production of new products before receiving orders for those products. This affects our inventory levels for new products.

Intellectual Property

We believe we own the internally developed material trademarks used in connection with the marketing, distribution and sale of all our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, the European Union, Japan and several other foreign countries in which we sell or plan to sell our products. We also own trademark registrations for HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, ARMOUR®, PROTECT THIS HOUSE®, THE ADVANTAGE IS UNDENIABLE ®, DUPLICITY®, MPZ®, BOXERJOCK®, our POWER IN PINK logo and other of our trademarks. In addition, we have applied to register numerous other trademarks including: RECHARGE™, ARMOURBITE™, and ATHLETES RUN™. We also own internally developed domain names for our primary trademarks and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products generally are owned or controlled by our suppliers. As a result, our ability to obtain patent protection for our products is limited and we currently do not own any issued fabric or process patents. We focus our efforts on obtaining patent protection for what we believe to be strategic, new product applications in the marketplace. We have filed and will continue to file patent applications in connection with certain of our products that we believe offer a unique utility or function. In 2009, we were issued a utility patent for our COLDGEAR® Hood and a second utility patent for our DUPLICITY® Sports Bra, as well as several design patents for certain apparel and accessory products. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate in a range of product categories.

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

In addition, we must compete with others for purchasing decisions as well as limited floor space at retailers. We believe we have been successful in this area because of the good relationships we have developed and as a result of the strong sales of our products. However, if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products.

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

Employees

As of December 31, 2009, we had approximately three thousand employees including approximately fifteen hundred in our factory house outlet and specialty stores and five hundred at our distribution facilities. Most of our employees are located in the United States and none of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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

The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex business;

•	our ability to effectively develop and launch new, innovative and updated products, such as our new footwear;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	our ability to obtain the financing required to grow our business, particularly when credit and capital markets are unstable or tighten;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	changes in consumer preferences or the reduction in demand for performance apparel, footwear and other products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and maintain the services of our senior management and key employees.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. We have limited experience operating a business during a recessionary period and can therefore not predict the full impact of a downturn in the economy on our sales and profitability, including how our business responds when the economy is recovering from a recession. However, a downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition.

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

In 2009, approximately 30% of our net revenues were generated from sales to our two largest customers in alphabetical order, Dick’s Sporting Goods and The Sports Authority. We currently do not enter into long-term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image, net revenues and profitability may decline.

We have expanded our operations rapidly since our inception and our net revenues have increased to $856.4 million in 2009 from $281.1 million in 2005. If our operations continue to grow, we could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, and delays in production and shipments. In addition, as our business becomes more complex through the introduction of more new products, such as new footwear, and the expansion of our distribution channels, including additional factory house outlet and specialty stores, and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and a resulting decrease in net revenues and net income.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance or other sports products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels.

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. The failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. In addition, a significant portion of our net revenues are generated by at-once orders for immediate delivery to customers, particularly during our historical peak season from August through November. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.

Factors that could affect our ability to accurately forecast demand for our products include:

•	an increase or decrease in consumer demand for our products;

•	our failure to accurately forecast consumer acceptance for our new products;

•	product introductions by competitors;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under a revolving credit facility. Our revolving credit facility provides for a committed revolving credit line of up to $200.0 million (based on the value of our qualified domestic accounts receivable and inventory).

The agreement for our revolving credit facility contains a number of restrictions that limit our ability, among other things, to:

•	use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	make certain investments;

•	guarantee certain obligations of third parties;

•	undergo a merger or consolidation; and

•	materially change our line of business.

Our revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. In addition, we must not exceed a maximum leverage ratio of 2.5 and must not fall below a fixed charge coverage ratio of 1.25 as defined in the credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our revenues and gross profit.

The market for performance athletic apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently do not own any fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, and greater economies of scale. In addition, our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

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

In addition, while one of our growth strategies is to increase floor space for our products in retail stores, retailers have limited resources and floor space and we must compete with others to develop relationships with them. Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.

Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers, which could cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could have a material adverse effect on our results of operations and financial condition.

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2009, eight manufacturers produced approximately 55% of our products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

In 2009, our apparel and footwear were manufactured by 22 primary manufacturers, operating in 17 countries. Of these, eight manufactured approximately 55% of our products, at locations in Cambodia, China, the Dominican Republic, Honduras, Mexico, Nicaragua and the Philippines. In 2009, approximately 60% of our products were manufactured in Asia, 18% in Central and South America and 17% in Mexico. In addition, approximately 10% of our 2009 net revenues were generated through international sales and licensing fees. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

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

We believe that continued growth in industry-wide sales of performance athletic products will be largely dependent on consumers continuing to transition from traditional alternatives to performance athletic products. If consumers are not convinced that these athletic products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance athletic products are often more expensive than traditional alternatives, consumers who are convinced that these athletic products provide a better alternative may still not be convinced that they are worth the extra cost. If industry-wide sales of performance athletic products do not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely impacted.

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

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2009, 2008 and 2007, respectively.

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

In addition, we have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products could harm the reputations of those athletes, teams or leagues. As a result, our brand image, net revenues and profitability could be adversely affected.

Sponsorships and designations as an official supplier may become more expensive and this could impact the value of our brand image.

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We previously gained significant publicity and brand name recognition from the perceived sponsorships associated with professional and collegiate athletes and sports programs using our products. The use of our products by athletes and teams was frequently without our paying compensation or in exchange for our furnishing product at a reduced cost or without charge and without formal arrangements. We also have licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports teams and leagues at the collegiate and professional level as well as Olympic teams. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have increased, including the costs associated with obtaining and retaining these sponsorships and agreements. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.

We rely on our two distribution facilities in Glen Burnie, Maryland for the majority of our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because the majority of our products are distributed from two nearby locations, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

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

We also may be unable to retain existing management, product creation, sales, marketing, operational and other support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

If we are unable to attract and retain new team members, including senior management, we may not be able to achieve our business objectives.

Our growth has largely been the result of significant contributions by our current senior management, product design teams and other key employees. However, to be successful in continuing to grow our business, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills and experience. Competition for employees in our industry is intense and we have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. If we are unable to attract, assimilate and retain management and other employees with the necessary skills, we may not be able to grow or successfully operate our business.

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims, which could harm our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

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

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain patent protection for our products is limited and we currently own no fabric or process patents. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.

Our trademark and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.

Our success depends in large part on our brand image. We believe that our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. There may be obstacles that arise as we expand our product line and the geographic scope of our marketing. From time to time, we have received claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Any claim, regardless of its merit, could be expensive and time consuming to defend. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position and reduce our revenues.

We currently rely on a combination of copyright, trademark and trade dress laws, patent laws, unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. The steps taken by us to protect our proprietary rights may not be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. Beginning in November 2009, we occupied expanded office space at this complex, increasing the leased space by approximately 90.0 thousand square feet. During 2010, we will begin to occupy an additional 50.0 thousand square feet at this location. We believe that our current location and the additional 50.0 thousand square feet of office space at our current location will be sufficient for the operation of our business over the next twelve months. We opened our primary distribution facility in Glen Burnie, Maryland in 2004, and opened an additional distribution facility in Glen Burnie, Maryland during 2007. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. We expect to expand to additional distribution facilities in the future.

The location, general use, approximate size and lease term of our properties as of December 31, 2009, none of which is owned by us, are set forth below:

Location	Use	Approximate Square Feet	Lease End Date
Baltimore, MD	Corporate headquarters	217,000	(1)
Amsterdam, The Netherlands	European headquarters	6,300	December 2011
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 6,000 square foot retail outlet store	667,000	(2)
Denver, CO	Sales office	6,000	August 2011
Ontario, Canada	Sales office	10,000	October 2011
Guangzhou, China	Quality assurance & sourcing for footwear	1,400	December 2010
Hong Kong	Quality assurance & sourcing for apparel	10,700	September 2014
Various	Retail store space	169,000	(3)

(1)	Includes various lease obligations with options to renew beginning February 2012 through October 2015. Beginning in January 2010, the leased space expanded to approximately 267,000 square feet.

(2)	Includes a 359,000 square foot facility with an option to renew in September 2011 and a 308,000 square foot facility with an option to renew in May 2013.

(3)	Includes thirty eight factory house outlet and specialty stores located in the United States with lease end dates of May 2010 through August 2019. We also have an additional retail outlet store which is included in the Glen Burnie, Maryland location in the table above. Excluded in the table above are executed lease agreements for factory house outlet stores that we did not yet occupy as of December 31, 2009. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Kevin A. Plank	37	Chief Executive Officer and Chairman of the Board of Directors

David W. McCreight	47	President

Wayne A. Marino	49	Chief Operating Officer

Brad Dickerson	45	Chief Financial Officer

Daniel J. Sawall	55	Vice President of Retail

Eugene R. McCarthy	53	Senior Vice President of Footwear

J. Scott Plank	44	Executive Vice President, Business Development

Kevin A. Plank has been our Chief Executive Officer and Chairman of the Board of Directors since 1996, and served as our President from 1996 to July 2008. Mr. Plank also is a member of the Board of Trustees of the University of Maryland. Mr. Plank’s brother is J. Scott Plank, our Executive Vice President, Business Development.

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

Daniel J. Sawall has been Vice President of Retail since February 2010. Prior to joining our Company, he served as Senior Vice President and General Merchandise Manager of Golfsmith from August 2009 to January 2010. Prior thereto, Mr. Sawall served as General Manager for US Nike Factory Stores from February 2007 to April 2009, an independent marketing and business consultant from January 2003 to January 2007, Vice President and General Merchandise Manager for the d.e.m.o. division of Pacific Sunwear from July 2000 to May 2002 and General Merchandise Manager, Retail Stores for Guess? from 1998 to 2000. He began his career as a buyer for Federated Department Stores and then worked as a buyer and in various management capacities for 15 years for Dillard’s Department Stores.

Eugene R. McCarthy has been our Senior Vice President of Footwear since August 2009. Prior to joining our Company, he served as Co-President of The Timberland brand from December 2007 to July 2009, President of its Authentic Youth Division from February 2007 to November 2007 and Group Vice President of Product and Design from April 2006 to January 2007. Prior thereto, Mr. McCarthy served as Senior Vice President of Product and Design for Reebok International from July 2003 to November 2005 and in a variety of capacities for Nike from 1982 to 2003, including Global Director of Sales and Retail Marketing for Brand Jordan, from 1999 to 2003.

J. Scott Plank has been our Executive Vice President of Business Development since August 2009 focusing on domestic and international business development opportunities. Prior to that, he served as Senior Vice President of Retail from March 2006 to July 2009 with responsibility for factory house outlet and specialty stores and e-commerce, as Chief Administrative Officer from January 2004 to February 2006 and Vice President of Finance from 2000 to 2003 with operational and strategic responsibilities. Mr. Plank was a director of Under Armour, Inc. from 2001 until July 2005. Mr. Plank is the brother of Kevin A. Plank, our Chief Executive Officer and Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2010, there were 1,009 record holders of our Class A Common Stock and 4 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2009 and 2008.

	High	Low
2009
First Quarter (January 1 – March 31)	$26.48	$11.94
Second Quarter (April 1 – June 30)	$26.48	$15.78
Third Quarter (July 1 – September 30)	$31.24	$19.49
Fourth Quarter (October 1 – December 31)	$33.31	$25.26

2008
First Quarter (January 1 – March 31)	$47.16	$25.39
Second Quarter (April 1 – June 30)	$38.90	$25.25
Third Quarter (July 1 – September 30)	$43.52	$23.50
Fourth Quarter (October 1 – December 31)	$31.94	$16.05

Dividends

No cash dividends were declared or paid during 2009 or 2008 on any class of our common stock. We currently anticipate that we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, under our credit facility, we must comply with a fixed charge coverage ratio that could limit our ability to pay dividends to our stockholders. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.

Stock Compensation Plans

The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,905,978	$18.02	7,786,980
Equity Compensation plans not approved by security holders	480,000	$36.99	—

The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 74.8 thousand restricted stock units and deferred stock units issued to employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 6.9 million shares of our Class A Common Stock under our Amended and Restated 2005 Omnibus Long-Term Incentive Plan (2005 Stock Plan) and 854.7 thousand shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.

The number of securities issued under equity compensation plans not approved by security holders includes 480.0 thousand fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights. Refer to Note 12 to the Consolidated Financial Statements for a further discussion on the warrants.

Recent Sales of Unregistered Equity Securities

From September 15, 2009 through January 31, 2010, we issued 105.3 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $3.27 per share, for an aggregate amount of consideration of $344.3 thousand.

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Stock Performance Graph

The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the NYSE Market Index and the Hemscott Group Textile-Apparel Clothing Index from November 18, 2005 (the date of Under Armour’s initial public offering) through December 31, 2009. The graph assumes an initial investment of $100 in Under Armour and each index as of November 18, 2005 and reinvestment of any dividends. The graph showing the Hemscott Group Textile-Apparel Clothing Index was compiled and prepared by Morningstar, Inc. The Index presented below consists of 50 specialty retailers. †

The graph assumes an initial value of Under Armour’s Class A Common Stock on November 18, 2005 of $25.30, which was the closing price on its first day of trading. If the initial value in Under Armour Class A Common Stock was the initial public offering price of $13.00, the cumulative total return of the initial investment of $100 on November 18, 2005 would be $209.77, $183.38, $335.92, $388.08 and $294.69 as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	11/18/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Under Armour, Inc.	$100.00	$151.42	$199.41	$172.61	$94.23	$107.79
NYSE Market Index	$100.00	$101.80	$122.64	$133.51	$81.10	$104.03
Hemscott Group Textile – Apparel Clothing Index †	$100.00	$103.00	$131.72	$111.27	$63.95	$112.61

†	The other registrants included in the Hemscott Group Textile-Apparel Clothing Index are as follows: American Apparel Inc., Aris Industries, Inc., Benetton SPA, Bernard Chaus, Inc., Blue Holdings, Inc., Brownie’s Marine Group, Inc., Carter’s, Inc., Columbia Sportswear Company, Crown Crafts, Inc., Cygne Designs, Inc., Delta Apparel, Inc., Donnkenny, Inc., EcoBlu Products, Inc., Entest BioMedical Inc., Ever-Glory International Group, Inc., Execute Sports, Incorporated, Frederick’s of Hollywood Group, Inc., G-III Apparel Group, Ltd., Gildan Activewear, Inc., Hanesbrands, Inc., Hartmarx Corporation, Jeantex Group, Inc., JLM Couture, Inc., Joe’s Jeans, Inc., Kuhlman Company, Inc., Liz Claiborne, Inc., Lululemon Athletica, Inc., Maidenform Brands, Inc., Naturally Advanced Tech, Nitches, Inc., No Show, Inc., Oxford Industries, Inc., People’s Liberation, Inc., Perry Ellis International, Inc., Phillips-Van Heusen Corporation, Polo Ralph Lauren Corporation, Quiksilver, Inc., Sew Cal Logo Inc., Simon Worldwide, Inc., Sport Haley, Superior Uniform Group, Tag-It Pacific, Inc., Tefron, Ltd., TriMedia Entertainment Group, Inc., True Religion Apparel, Inc., VF Corporation, Vital State, Inc., Wacoal Holdings Corporation and Warnaco Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands, except per share amounts)
Statements of Income data:
Net revenues	$856,411	$725,244	$606,561	$430,689	$281,053
Cost of goods sold	443,386	370,296	301,517	215,089	145,203

Gross profit	413,025	354,948	305,044	215,600	135,850
Operating expenses
Selling, general and administrative
expenses	327,752	278,023	218,779	158,682	100,040

Income from operations	85,273	76,925	86,265	56,918	35,810
Interest income (expense), net	(2,344)	(850)	749	1,457	(2,915)
Other income (expense), net	(511)	(6,175)	2,029	712	79

Income before income taxes	82,418	69,900	89,043	59,087	32,974
Provision for income taxes	35,633	31,671	36,485	20,108	13,255

Net income	46,785	38,229	52,558	38,979	19,719
Accretion of and cumulative preferred dividends on Series A preferred stock	—	—	—	—	5,307

Net income available to common stockholders	$46,785	$38,229	$52,558	$38,979	$14,412

Net income available per common share:
Basic	$0.94	$0.78	$1.09	$0.82	$0.39
Diluted	$0.92	$0.76	$1.05	$0.78	$0.36

Weighted average common shares outstanding:
Basic	49,848	49,086	48,345	47,291	37,334
Diluted	50,650	50,342	50,141	49,676	39,768

	At December 31,
	2009	2008	2007	2006	2005
(In thousands)
Balance Sheet data:
Cash and cash equivalents	$187,297	$102,042	$40,588	$70,655	$62,977
Working capital (1)	327,838	263,313	226,546	173,389	134,118
Inventories	148,488	182,232	166,082	81,031	53,607
Total assets	545,588	487,555	390,613	289,368	203,687
Total debt and capital lease obligations, including current maturities	20,223	45,591	14,332	6,257	8,391
Total stockholders’ equity	$399,997	$331,097	$280,485	$214,388	$150,830

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our Consolidated Financial Statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” “Selected Financial Data,” and “Business.”

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s moisture-wicking synthetic fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles.

Our net revenues grew to $856.4 million in 2009 from $281.1 million in 2005. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in our sales of apparel, footwear and accessories. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes sales through our factory house outlet and specialty stores, website, and catalog. New product offerings for 2009 included the introduction of performance running footwear and soccer cleats which had a limited introduction at soccer specialty stores in the United States and Europe. In addition, we have strategic agreements with third party licensees and distributors to further reinforce our brand identity and increase our net revenues.

Our products are currently offered in over twenty thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in Austria, France, Germany, Ireland and the United Kingdom, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

We believe there is an increasing recognition of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a continuing shift in consumer demand from traditional non-performance products to our performance products, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets globally, thereby increasing our opportunities to introduce our performance products to new consumers.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products in a timely manner that meets changing preferences. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, see “Risk Factors.”

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, headwear, bags, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. We are currently developing our own headwear and bags, and beginning in 2011, these products will be sold by us rather than by one of our licensees.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in our products are made of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our footwear to be higher than the cost of goods sold associated with our apparel. In addition, cost of goods sold includes overhead costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products, and costs relating to our Hong Kong and Guangzhou, China offices which help support product manufacturing, quality assurance and sourcing efforts. No cost of goods sold is associated with license revenues.

We include a majority of our outbound shipping and handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound shipping and handling costs in the calculation of their cost of goods sold. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate our distribution facilities. These costs were $21.4 million, $17.2 million and $13.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Our marketing costs are an important driver of our growth. For 2010, we expect our investments in marketing to be in the range of 12% to 13% of net revenues. Our investments in marketing for 2009 were 12.4% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights, depreciation expense specific to our in-store fixture program and marketing related payroll. Selling costs consist primarily of payroll and other costs relating to sales through our wholesale channel, the majority of our direct to consumer sales channel costs, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel, footwear and accessories product creation and development costs, distribution facility operating costs, and related payroll. Corporate services primarily consist of corporate facility operating costs, related payroll and company-wide administrative and stock-based compensation expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net revenues	$856,411	$725,244	$606,561
Cost of goods sold	443,386	370,296	301,517

Gross profit	413,025	354,948	305,044
Selling, general and administrative expenses	327,752	278,023	218,779

Income from operations	85,273	76,925	86,265
Interest income (expense), net	(2,344)	(850)	749
Other income (expense), net	(511)	(6,175)	2,029

Income before income taxes	82,418	69,900	89,043
Provision for income taxes	35,633	31,671	36,485

Net income	$46,785	$38,229	$52,558

	Year Ended December 31,
(As a percentage of net revenues)	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.8	51.1	49.7

Gross profit	48.2	48.9	50.3
Selling, general and administrative expenses	38.2	38.3	36.1

Income from operations	10.0	10.6	14.2
Interest income (expense), net	(0.3)	(0.1)	0.1
Other income (expense), net	(0.1)	(0.9)	0.4

Income before income taxes	9.6	9.6	14.7
Provision for income taxes	4.1	4.3	6.0

Net income	5.5%	5.3%	8.7%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenues increased $131.2 million, or 18.1%, to $856.4 million for the year ended December 31, 2009 from $725.2 million for the same period in 2008. This increase was primarily the result of an increase in our apparel and footwear net sales as noted in the product category table below:

	Year Ended December 31,
	2009	2008	$ Change	% Change
(In thousands)
Apparel	$651,779	$578,887	$72,892	12.6%
Footwear	136,224	84,848	51,376	60.6
Accessories	35,077	31,547	3,530	11.2

Total net sales	823,080	695,282	127,798	18.4
License revenues	33,331	29,962	3,369	11.2

Total net revenues	$856,411	$725,244	$131,167	18.1%

Net sales increased $127.8 million, or 18.4%, to $823.1 million for the year ended December 31, 2009 from $695.3 million during the same period in 2008 as noted in the table above. The increase in net sales primarily reflects:

•	$51.4 million increase in footwear sales driven primarily by our running footwear launch during the first quarter of 2009;

•	$51.8 million increase in direct to consumer sales growth, including the impact of footwear; and

•	apparel unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, fitness, running and underwear categories.

License revenues increased $3.3 million, or 11.2%, to $33.3 million for the year ended December 31, 2009 from $30.0 million during the same period in 2008. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new license agreements for team uniforms and custom-molded mouth guards.

Gross profit increased $58.1 million to $413.0 million for the year ended December 31, 2009 from $354.9 million for the same period in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 70 basis points to 48.2% for the year ended December 31, 2009 compared to 48.9% during the same period in 2008. The decrease in gross margin percentage was primarily driven by the following:

•	increased footwear and apparel liquidations to third parties, accounting for an approximate 40 basis point decrease;

•	less favorable footwear and apparel product mix relative to margins, accounting for an approximate 40 basis point decrease; and

•	increased footwear and accessory inventory reserves, accounting for an approximate 20 basis point decrease; partially offset by

•	increased direct to consumer higher margin sales, accounting for an approximate 30 basis point increase.

Selling, general and administrative expenses increased $49.8 million, or 17.9%, to $327.8 million for the year ended December 31, 2009 from $278.0 million for the same period in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 38.2% for the year ended December 31, 2009 from 38.3% for the same period in 2008. These changes were primarily attributable to the following:

•

Marketing costs increased $11.2 million to $106.1 million for the year ended December 31, 2009 from $94.9 million for the same period in 2008 primarily due to increased sponsorships of collegiate and professional teams and new events, including the National Football League Scouting Combine, and increased marketing costs for specific customers, including our in-store brand campaign supporting the introduction of our performance running footwear. These increases were partially offset by lower media and print expenditures in 2009. As a percentage of net revenues, marketing costs decreased to 12.4% for the year ended December 31, 2009 from 13.1% for the same period in 2008 primarily due to lower media and print expenditures costs in 2009, partially offset by the other items noted above.

•

Selling costs increased $12.6 million to $68.7 million for the year ended December 31, 2009 from $56.1 million for the same period in 2008. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer sales channel and higher personnel costs, including increased funding for our performance incentive plan as compared to the prior year. As a percentage of net revenues, selling costs increased to 8.0% for the year ended December 31, 2009 from 7.7% for the same period in 2008 due to increased costs incurred for the continued expansion of our factory house outlet stores, partially offset by decreased apparel selling personnel costs as a percentage of net revenues.

•

Product innovation and supply chain costs increased $11.6 million to $73.1 million for the year ended December 31, 2009 from $61.5 million for the same period in 2008 primarily due to higher personnel costs for the design and sourcing of our expanding apparel and footwear lines, including increased funding for our performance incentive plan as compared to the prior year. In addition, this increase was due to higher distribution facilities operating and personnel costs to support our growth. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 8.5% for the years ended December 31, 2009 and 2008.

•

Corporate services costs increased $14.4 million to $79.9 million for the year ended December 31, 2009 from $65.5 million for the same period in 2008. This increase was attributable primarily to higher personnel costs for additional corporate personnel necessary to support our growth, including increased funding for our performance incentive plan as compared to the prior year. In addition, this increase was due to higher company-wide stock-based compensation and increased investments in consumer insight research. These increases were partially offset by decreased allowances for bad debts during 2009. As a percentage of net revenues, corporate services costs increased to 9.3% for the year ended December 31, 2009 from 9.0% for the same period in 2008 due to the items noted above.

Income from operations increased $8.4 million, or 10.9%, to $85.3 million for the year ended December 31, 2009 from $76.9 million for the same period in 2008. Income from operations as a percentage of net revenues decreased to 10.0% for the year ended December 31, 2009 from 10.6% for the same period in 2008. This decrease was a result of a decrease in gross profit as a percentage of net revenues as discussed above.

Interest expense, net increased $1.4 million to $2.3 million for the year ended December 31, 2009 from $0.9 million for the same period in 2008. This increase was primarily due to the write-off of deferred financing costs related to our prior revolving credit facility and increased costs for our revolving credit facility during 2009.

Other expense, net decreased $5.7 million to $0.5 million for the year ended December 31, 2009 from $6.2 million for the same period in 2008. This change was primarily due to our expanded foreign currency exchange hedging strategy in 2009 that reduced our exposure associated with foreign currency exchange rate fluctuations primarily on intercompany transactions for our European subsidiary in 2009 as compared to the prior year.

Provision for income taxes increased $3.9 million to $35.6 million during the year ended December 31, 2009 from $31.7 million during the same period in 2008. Our effective tax rate was 43.2% for the year ended December 31, 2009 compared to 45.3% during the same period in 2008. The effective tax rate for the year ended December 31, 2009 was lower than the effective tax rate for the same period in 2008 primarily due to decreased losses in our foreign subsidiaries and certain tax planning strategies implemented during 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenues increased $118.6 million, or 19.6%, to $725.2 million for the year ended December 31, 2008 from $606.6 million for the same period in 2007. This increase was primarily the result of an increase in our net sales as noted in the product category table below:

	Year Ended December 31,
	2008	2007	$ Change	% Change
(In thousands)
Apparel	$578,887	$512,613	$66,274	12.9%
Footwear	84,848	40,878	43,970	107.6
Accessories	31,547	29,054	2,493	8.6

Total net sales	695,282	582,545	112,737	19.4
License revenues	29,962	24,016	5,946	24.8

Total net revenues	$725,244	$606,561	$118,683	19.6%

Net sales increased $112.8 million, or 19.4%, to $695.3 million for the year ended December 31, 2008 from $582.5 million during the same period in 2007. The increase in net sales primarily reflects:

•	$44.0 million increase in footwear sales driven primarily by our performance training footwear launch;

•	unit volume growth in certain existing apparel, such as team, golf, mountain, basketball and underwear products; partially offset by decreased unit volume within our compression products;

•	increased average apparel selling prices driven primarily by a higher percentage of direct to consumer sales in the current year period versus the prior year period; and

•	product introductions subsequent to December 31, 2007 in multiple product categories, most significantly in our training, golf, basketball and mountain categories; partially offset by

•	an overall reduction in at-once orders and higher wholesale order cancellations, as result of the weakening retail environment during the back half of the fourth quarter of 2008.

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

Gross profit increased $49.9 million to $354.9 million for the year ended December 31, 2008 from $305.0 million for the same period in 2007. Gross profit as a percentage of net revenues, or gross margin, decreased 140 basis points to 48.9% for the year ended December 31, 2008 compared to 50.3% during the same period in 2007. The decrease in gross margin percentage was primarily driven by the following:

•	higher proportion of total sales year over year from footwear which have lower margins than our apparel, accounting for an approximate 130 basis point decrease; and

•	less favorable apparel mix relative to margins, along with higher product and inbound logistics costs, accounting for an approximate 60 basis point decrease; partially offset by

•	increased sales through our direct to consumer sales channel which produces higher margins, along with increased license revenues, accounting for an approximate 60 basis point increase.

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

•

Selling costs increased $13.1 million to $56.1 million for the year ended December 31, 2008 from $43.0 million for the same period in 2007. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer sales channel, along with additional personnel in our domestic and international sales force. As a percentage of net revenues, selling costs increased to 7.7% for the year ended December 31, 2008 from 7.1% for the same period in 2007 due to the continued expansion of our direct to consumer sales channel, partially offset by lower personnel costs as a percentage of net revenues in 2008.

•

Product innovation and supply chain costs increased $11.9 million to $61.5 million for the year ended December 31, 2008 from $49.6 million for the same period in 2007 primarily due to higher distribution facilities operating and personnel costs to support our growth and higher personnel costs for the design and sourcing of our expanding footwear and apparel lines. As a percentage of net revenues, product innovation and supply chain costs increased to 8.5% for the year ended December 31, 2008 from 8.2% for the same period in 2007 primarily due to the items noted above.

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

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. During 2009 and 2008, a larger portion of our income from operations was in the last two quarters of the year partially due to the shift in the timing of marketing investments to the first two quarters of the year as compared to prior years. The majority of our net revenues were generated during the last two quarters in each of 2009, 2008 and 2007. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
(In thousands)
Net revenues	$200,000	$164,648	$269,546	$222,217	$157,342	$156,677	$231,946	$179,279
Gross profit	90,551	74,278	134,055	114,141	74,835	70,904	118,267	90,942
Marketing SG&A expenses	33,080	21,303	27,659	24,040	27,986	22,495	24,783	19,678
Other SG&A expenses	49,575	49,594	59,333	63,168	42,550	45,135	47,005	48,391
Income from operations	7,896	3,381	47,063	26,933	4,299	3,274	46,479	22,873

(As a percentage of annual totals)
Net revenues	23.4%	19.2%	31.5%	25.9%	21.7%	21.6%	32.0%	24.7%
Gross profit	21.9%	18.0%	32.5%	27.6%	21.1%	20.0%	33.3%	25.6%
Marketing SG&A expenses	31.2%	20.1%	26.1%	22.6%	29.5%	23.7%	26.1%	20.7%
Other SG&A expenses	22.3%	22.4%	26.8%	28.5%	23.2%	24.7%	25.7%	26.4%
Income from operations	9.2%	4.0%	55.2%	31.6%	5.6%	4.3%	60.4%	29.7%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the third quarter. We fund our working capital (primarily inventory) and capital investments from operations, cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house outlet and specialty stores, and investment and improvements in information technology systems.

Our focus on inventory management includes improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house outlet stores and other liquidation channels. We strive for improved inventory turns over the long term.

In January 2009, we terminated our $100.0 million revolving credit facility and entered into a credit agreement which provides for a committed revolving credit facility of up to $200.0 million based on our qualified inventory and accounts receivable balances. Refer to “Revolving Credit Facility” discussion below. We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe that we have adequate sources of liquidity over the long term, a prolonged economic recession or a slow recovery could adversely affect our business and liquidity (refer to the “Risk Factors” section included in Item 1A). In addition, continued instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business over the long term.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$119,041	$69,516	$(14,628)
Investing activities	(19,880)	(42,066)	(34,084)
Financing activities	(16,467)	35,381	18,148
Effect of exchange rate changes on cash and cash equivalents	2,561	(1,377)	497

Net increase (decrease) in cash and cash equivalents	$85,255	$61,454	$(30,067)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, losses on disposals of property and equipment, stock-based compensation, deferred income taxes and changes in reserves for doubtful accounts, returns, discounts and inventories. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash provided by operating activities increased $49.5 million to $119.0 million for the year ended December 31, 2009 from cash provided by operating activities of $69.5 million during the same period in 2008. The increase in cash provided by operating activities was due to increased net cash inflows from operating assets and liabilities of $49.7 million and an increase in net income of $8.6 million, partially offset by lower adjustments to net income for non-cash items which decreased $8.8 million year over year. The increase in net cash inflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a decrease in inventory of $52.5 million, primarily driven by the operational initiatives put in place to improve our inventory management, increased liquidation sales to third parties and a larger percentage of products shipped directly from our suppliers to our customers, partially offset by a decrease in accounts payable of $21.3 million; and

•

an increase in accrued expenses and other liabilities of $17.0 million during the year ended December 31, 2009 as compared to the same period in 2008 primarily due to lower performance incentive plan payouts during the year ended December 31, 2009 as compared to the same period in 2008, as well as higher accruals to account for increased funding for our performance incentive plan as of December 31, 2009 as compared to December 31, 2008.

Adjustments to net income for non-cash items decreased in 2009 as compared to the same period in 2008 primarily due to unrealized foreign currency exchange rate gains in 2009 as compared to unrealized foreign currency exchange rate losses in 2008.

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

Investing Activities

Cash used in investing activities decreased $22.2 million to $19.9 million for the year ended December 31, 2009 from $42.1 million for the same period in 2008. This decrease in cash used in investing activities was primarily due to lower investments in our direct to consumer sales channel, our in-store fixture program and branded concept shops, our distribution facilities and our information technology initiatives. In addition, cash used in investing activities decreased due to the lower purchase of trust owned life insurance policies.

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

Total capital investments were $24.6 million, $41.1 million and $35.1 million in 2009, 2008 and 2007, respectively. Total capital investments in 2009, 2008 and 2007 included non-cash transactions of $4.8 million, $2.5 million and $1.1 million, respectively (refer to non-cash investing activities included on the Consolidated Statements of Cash Flows). Because we receive certain capital investments prior to transmitting payment for these capital investments, total capital investments exceed capital expenditures as described above. Capital expenditures for 2010 are expected to be in the range of $35 million to $40 million, which includes the impact of shifting some investments from 2009 to 2010.

Financing Activities

Cash used in financing activities increased $51.9 million to $16.5 million for the year ended December 31, 2009 from cash provided by financing activities of $35.4 million for the same period in 2008. This increase was primarily due to additional net payments made on our revolving credit and long term debt facilities in 2009 as compared to 2008.

Cash provided by financing activities increased $17.3 million to $35.4 million for the year ended December 31, 2008 from $18.1 million for the same period in 2007. This increase was primarily due to additional net proceeds received from our revolving credit and long term debt facilities, partially offset by lower excess tax benefits from stock-based compensation arrangements.

Revolving Credit Facility

In January 2009, we entered into a revolving credit facility with certain lending institutions and terminated our prior revolving credit facility in order to increase our available financing and to expand our lending syndicate. In conjunction with the termination of the prior revolving credit facility, we repaid the then outstanding balance of $25.0 million. From time to time, we may borrow under the revolving credit facility to increase our cash position.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on our qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. We incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. The borrowing capacity, defined as the product of the remaining term and the maximum available credit of a financing agreement, of the new revolving credit facility is greater than the prior facility. In addition, certain lenders included in the prior revolving credit facility are also included in the new revolving credit facility. Thus, $0.1 million of deferred financing costs were added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility. The remaining unamortized deferred financing costs of $0.4 million relating to our prior revolving credit facility were expensed during the year ended December 31, 2009.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of substantially all of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of December 31, 2009. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of December 31, 2009, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of December 31, 2009, our net availability was $99.9 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4%, 3.7% and 6.3% during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our revolving credit facility, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $27.4 million was available as of December 31, 2009. At both December 31, 2009 and 2008, the outstanding principal balance under these agreements was $20.1 million. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9%, 6.1% and 6.5% for the years ended December 31, 2009, 2008 and 2007, respectively.

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however continuing significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

We lease warehouse space, office facilities, space for our factory house outlet and specialty stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2021, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for factory house outlet stores that we did not yet occupy as of December 31, 2009. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2009 are summarized in the following table:

(in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$20,126	$9,178	$9,394	$1,554	$—
Capital lease obligations	99	99	—	—	—
Operating lease obligations (2)	93,504	16,579	30,711	22,473	23,741
Product purchase obligations (3)	185,350	185,350	—	—	—
Sponsorships and other (4)	78,124	29,440	33,783	10,733	4,168

Total	$377,203	$240,646	$73,888	$34,760	$27,909

(1)	Excludes a total of $1.6 million in interest payments on long term debt obligations.

(2)	Includes the minimum payments for operating lease obligations.

(3)

We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2009.

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

The table above excludes a $3.5 million liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion on this guidance.

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss take place at the point of sale (e.g. at our factory house outlet and specialty stores). We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are recognized based upon shipment of licensed products sold by our licensees.

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

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine that a smaller or larger reserve was appropriate, we would record a benefit or charge to selling, general and administrative expenses in the period in which we made such a determination.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded in the years ended December 31, 2009, 2008, and 2007.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. In addition, we recognize expense for stock-based compensation awards granted prior to our initial filing of our S-1 Registration Statement in accordance with accounting guidance that allows the intrinsic value method. Under the intrinsic value method, stock-based compensation expense of fixed stock options is based on the difference, if any, between the fair value of our stock on the grant date and the exercise price of the option. We will continue to record stock-based compensation expense for these awards until unearned compensation is fully amortized in 2010. As of December 31, 2009, we had $22.5 million of unrecognized compensation expense, excluding performance-based stock options, expected to be recognized over a weighted average period of 2.8 years.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards, stock price volatility and estimated forfeiture rates. We use the Black-Scholes option-pricing model to determine the fair value of stock-based compensation awards. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance target is deemed probable, which requires management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

In June 2008, the FASB issued accounting guidance requiring that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The provisions of this guidance were required for fiscal years beginning after December 15, 2008. We have adopted this guidance for current period computations of earnings per share, and have updated prior period computations of earnings per share as directed by this guidance. The adoption of this guidance did not have a material impact on our computation of earnings per share. Refer to Note 2 and Note 11 of the consolidated financial statements for further discussion on this accounting guidance.

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

In December 2007, the FASB issued replacement guidance that requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value. This replacement guidance requires transaction costs related to the business combination to be expensed as incurred. It was effective for business combinations for which the acquisition date was on or after the start of the fiscal year beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on our consolidated financial statements.

In December 2007, the FASB issued accounting guidance that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on our consolidated financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Based on the foreign currency forward contracts outstanding as of December 31, 2009, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.04 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.70 EUR per $1.00. As of December 31, 2009, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $15.4 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $56.0 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. The fair value of our foreign currency forward contracts was $0.3 million and $1.2 million as of December 31, 2009 and 2008, respectively. These amounts are included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Unrealized foreign currency exchange rate gains (losses)	$5,222	$(5,459)	$2,567
Realized foreign currency exchange rate gains (losses)	(261)	(2,166)	174
Unrealized derivative gains (losses)	(1,060)	1,650	(243)
Realized derivative losses	(4,412)	(204)	(469)

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

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK Kevin A. Plank	Chief Executive Officer and Chairman of the Board of Directors

/s/ BRAD DICKERSON Brad Dickerson	Chief Financial Officer

Dated: February 25, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 25, 2010

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$187,297	$102,042
Accounts receivable, net	79,356	81,302
Inventories	148,488	182,232
Prepaid expenses and other current assets	19,989	18,023
Deferred income taxes	12,870	12,824

Total current assets	448,000	396,423
Property and equipment, net	72,926	73,548
Intangible assets, net	5,681	5,470
Deferred income taxes	13,908	8,687
Other long term assets	5,073	3,427

Total assets	$545,588	$487,555

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$25,000
Accounts payable	68,710	72,435
Accrued expenses	40,885	25,905
Current maturities of long term debt	9,178	7,072
Current maturities of capital lease obligations	97	361
Other current liabilities	1,292	2,337

Total current liabilities	120,162	133,110
Long term debt, net of current maturities	10,948	13,061
Capital lease obligations, net of current maturities	—	97
Other long term liabilities	14,481	10,190

Total liabilities	$145,591	$156,458

Commitments and contingencies (see Note 7)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of December 31, 2009 and 2008; 37,747,647 shares issued and outstanding as of December 31, 2009 and 36,808,750 shares issued and outstanding as of December 31, 2008	13	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of December 31, 2009 and 2008	4	4
Additional paid-in capital	197,342	174,725
Retained earnings	202,188	156,011
Unearned compensation	(14)	(60)
Accumulated other comprehensive income	464	405

Total stockholders’ equity	399,997	331,097

Total liabilities and stockholders’ equity	$545,588	$487,555

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net revenues	$856,411	$725,244	$606,561
Cost of goods sold	443,386	370,296	301,517

Gross profit	413,025	354,948	305,044
Operating expenses
Selling, general and administrative expenses	327,752	278,023	218,779

Income from operations	85,273	76,925	86,265
Interest income (expense), net	(2,344)	(850)	749
Other income (expense), net	(511)	(6,175)	2,029

Income before income taxes	82,418	69,900	89,043
Provision for income taxes	35,633	31,671	36,485

Net income	$46,785	$38,229	$52,558

Net income available per common share
Basic	$0.94	$0.78	$1.09
Diluted	$0.92	$0.76	$1.05

Weighted average common shares outstanding
Basic	49,848	49,086	48,345
Diluted	50,650	50,342	50,141

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accum- ulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2006	34,556	$12	13,250	$4	$148,562	$66,376	$(463)	$(103)		$214,388
Class B Common Stock converted to Class A Common Stock	750	—	(750)	—	—	—	—	—		—
Exercise of stock options	660	—	—	—	2,206	—	—	—		2,206
Issuance of Class A Common Stock, net of forfeitures	224	—	—	—	976	—	—	—		976
Stock-based compensation expense	—	—	—	—	3,901	—	281	—		4,182
Tax benefits from stock-based compensation arrangements	—	—	—	—	6,717	—	—	—		6,717
Effect of adoption of new accounting guidance	—	—	—	—	—	(1,152)	—	—		(1,152)
Comprehensive income :
Net income	—	—	—	—	—	52,558	—	—	$52,558
Foreign currency translation adjustment, net of tax ($264)	—	—	—	—	—	—	—	610	610

Comprehensive income									53,168	53,168

Balance as of December 31, 2007	36,190	12	12,500	4	162,362	117,782	(182)	507		280,485
Exercise of stock options	225	—	—	—	785	—	—	—		785
Issuance of Class A Common Stock, net of forfeitures	394	—	—	—	1,205	—	—	—		1,205
Stock-based compensation expense	—	—	—	—	8,340	—	122	—		8,462
Tax benefits from stock-based compensation arrangements	—	—	—	—	2,033	—	—	—		2,033
Comprehensive income :
Net income	—	—	—	—	—	38,229	—	—	38,229
Foreign currency translation adjustment, net of tax $100	—	—	—	—	—	—	—	(102)	(102)

Comprehensive income									38,127	38,127

Balance as of December 31, 2008	36,809	12	12,500	4	174,725	156,011	(60)	405		331,097
Exercise of stock options	853	1	—	—	4,000	—	—	—		4,001
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(26)	—	—	—	—	(608)	—	—		(608)
Issuance of Class A Common Stock, net of forfeitures	112	—	—	—	1,509	—	—	—		1,509
Stock-based compensation expense	—	—	—	—	12,864	—	46	—		12,910
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	4,244	—	—	—		4,244
Comprehensive income :
Net income	—	—	—	—	—	46,785	—	—	$46,785
Foreign currency translation adjustment, net of tax of $101	—	—	—	—	—	—	—	59	59

Comprehensive income									$46,844	46,844

Balance as of December 31, 2009	37,748	$13	12,500	$4	$197,342	$202,188	$(14)	$464		$399,997

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$46,785	$38,229	$52,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities Depreciation and amortization	28,249	21,347	14,622
Unrealized foreign currency exchange rate (gains) losses	(5,222)	5,459	(2,567)
Loss on disposal of property and equipment	37	15	—
Stock-based compensation	12,910	8,466	4,182
Deferred income taxes	(5,212)	(2,818)	(4,909)
Changes in reserves for doubtful accounts, returns, discounts and inventories	1,623	8,711	4,551
Changes in operating assets and liabilities:
Accounts receivable	3,792	2,634	(24,222)
Inventories	32,998	(19,497)	(83,966)
Prepaid expenses and other assets	1,870	(7,187)	(2,067)
Accounts payable	(4,386)	16,957	11,873
Accrued expenses and other liabilities	11,656	(5,316)	11,825
Income taxes payable and receivable	(6,059)	2,516	3,492

Net cash provided by (used in) operating activities	119,041	69,516	(14,628)

Cash flows from investing activities
Purchase of property and equipment	(19,845)	(38,594)	(33,959)
Purchase of intangible assets	—	(600)	(125)
Purchase of trust owned life insurance policies	(35)	(2,893)	—
Proceeds from sales of property and equipment	—	21	—
Purchases of short term investments	—	—	(62,860)
Proceeds from sales of short term investments	—	—	62,860

Net cash used in investing activities	(19,880)	(42,066)	(34,084)

Cash flows from financing activities
Proceeds from revolving credit facility	—	40,000	14,000
Payments on revolving credit facility	(25,000)	(15,000)	(14,000)
Proceeds from long term debt	7,649	13,214	11,841
Payments on long term debt	(7,656)	(6,490)	(2,973)
Payments on capital lease obligations	(361)	(464)	(794)
Excess tax benefits from stock-based compensation arrangements	5,127	2,131	6,892
Proceeds from exercise of stock options and other stock issuances	5,128	1,990	3,182
Payments of debt financing costs	(1,354)	—	—

Net cash provided by (used in) financing activities	(16,467)	35,381	18,148
Effect of exchange rate changes on cash and cash equivalents	2,561	(1,377)	497

Net increase (decrease) in cash and cash equivalents	85,255	61,454	(30,067)
Cash and cash equivalents
Beginning of year	102,042	40,588	70,655

End of year	$187,297	$102,042	$40,588

Non-cash financing and investing activities
Fair market value of shares withheld in consideration of employee tax obligations relative to stock-based compensation	$608	$—	$—
Purchase of property and equipment through certain obligations	4,784	2,486	1,110
Purchase of intangible asset through certain obligations	2,105	—	—

Other supplemental information
Cash paid for income taxes	40,834	29,561	30,502
Cash paid for interest	1,273	1,444	525

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Notes to the Audited Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest income (expense), net for the years ended December 31, 2009, 2008 and 2007 was interest income of $0.1 million, $0.6 million and $1.5 million, respectively, related to cash and cash equivalents and short-term investments. During the year ended December 31, 2007, the Company purchased and sold short-term investments consisting of auction rate municipal bonds, all of which were classified as available-for-sale securities and included in interest income.

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

	Customer A	Customer B	Customer C
Net revenues
2009	19.4%	9.4%	4.6%
2008	18.6%	12.2%	4.7%
2007	19.9%	13.0%	4.5%

Accounts receivable
2009	17.6%	10.7%	6.0%
2008	25.0%	15.8%	7.9%
2007	27.0%	15.9%	3.6%

Reserve for Uncollectible Accounts Receivable

Accounts receivable are recorded at the invoice price net of an allowance for doubtful accounts and reserves for returns and certain sales allowances, and do not bear interest. The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains a reserve for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines that a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2009 and 2008, the allowance for doubtful accounts was $5.2 million and $4.2 million, respectively.

Inventories

Inventories consist of finished goods, raw materials and work-in-process. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. The Company values its inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it provides a reserve for such difference as a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that would decrease or increase the cost of goods sold in the period in which such a determination was made.

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

Property and Equipment

Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets: 3 to 7 years for furniture, office equipment, software and plant equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture, fixtures and displays, and depreciated over 3 to 5 years.

The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.6 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively. No interest was capitalized during the year ended December 31, 2007.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded in the years ended December 31, 2009, 2008, and 2007.

Accrued Expenses

At December 31, 2009, accrued expenses primarily included $14.5 million, $6.9 million and $5.2 million of accrued compensation and benefits, certain customer markdowns and discounts, and marketing expenses, respectively. At December 31, 2008, accrued expenses primarily included $6.8 million, $6.0 million and $5.1 million of accrued marketing expense, compensation and benefits, and customer discounts, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments.

Foreign Currency Translation and Transactions

The functional currency for each of the Company’s wholly owned foreign subsidiaries is generally the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by inter-company transactions, denominated in a currency other than the local currency are included in other income (expense), net on the consolidated statements of income.

Derivatives

The Company uses derivative financial instruments in the form of foreign currency forward contracts to minimize the risk associated with foreign currency exchange rate fluctuations. The Company accounts for derivative financial instruments pursuant to applicable accounting guidance. This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other non-current assets, and unrealized derivative loss positions are recorded as accrued expenses or other long term liabilities, depending on the derivative financial instrument’s maturity date.

Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded to other income (expense), net on the consolidated statements of income. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards. Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale (e.g. at the Company’s retail stores). The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are recognized based upon shipment of licensed products sold by the Company’s licensees. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold.

Sales Returns, Allowances, Markdowns and Discounts

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determined that actual or expected returns or allowances were significantly greater or lower than the reserves it had established, it would record a reduction or increase, as appropriate, to net sales in the period in which such a determination was made. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

Reserves for returns, allowances, certain markdowns and certain discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. The majority of discounts earned by customers in the period are recorded as liabilities within accrued expenses as they stipulate settlements to be made through the Company’s cash disbursements. In addition, certain markdowns expected to be paid to customers through cash disbursements are recorded as liabilities within accrued expenses.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising expense, including amortization of in-store marketing fixtures and displays, was $106.1 million, $94.9 million and $71.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, prepaid advertising costs were $1.4 million and $0.9 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound shipping and handling costs as a component of selling, general and administrative expenses. Outbound shipping and handling costs include costs associated with shipping goods to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $21.4 million, $17.2 million and $13.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units and other equity awards. Refer to Note 11 for further discussion of earnings per share.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as financing cash flows.

The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock-based compensation awards. As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life due to the limited period of time its shares of Class A Common Stock have been publicly traded, it uses the “simplified method” as permitted by accounting guidance. The “simplified method” calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable. The forfeiture rate is estimated at the date of grant based on historical rates.

In addition, the Company recognizes expense for stock-based compensation awards granted prior to the Company’s initial filing of its S-1 Registration Statement in accordance with accounting guidance that allows the intrinsic value method. Under the intrinsic value method, stock-based compensation expense of fixed stock options is based on the difference, if any, between the fair value of the company’s stock on the grant date and the exercise price of the option. The Company will continue to record stock-based compensation expense for these awards until unearned compensation is fully amortized in 2010. Had the Company elected to account for all stock-based compensation awards at fair value, net income and earnings per share for the years ended December 31, 2009, 2008 and 2007 would have been reported as set forth in the following table:

(In thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
Net income	$46,785	$38,229	$52,558
Add: stock-based compensation expense included in reported net income, net of taxes	7,329	4,633	2,468
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(7,360)	(4,796)	(2,628)

Pro forma net income	$46,754	$38,066	$52,398

Earnings per share including stock-based compensation expense

Basic, pro forma	$0.94	$0.78	$1.08
Diluted, pro forma	$0.92	$0.76	$1.05
Basic, as reported	$0.94	$0.78	$1.09
Diluted, as reported	$0.92	$0.76	$1.05

The Company issues new shares of Class A Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 12 for further details on stock-based compensation.

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

In June 2008, the FASB issued accounting guidance requiring that unvested stock-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) should be classified as participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The provisions of this guidance were required for fiscal years beginning after December 15, 2008. The Company has adopted this guidance for current period computations of earnings per share, and has updated prior period computations of earnings per share. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the Company’s computation of earnings per share. Refer to Note 11 for further discussion.

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

In December 2007, the FASB issued replacement guidance that requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at fair value. This replacement guidance also requires transaction costs related to the business combination to be expensed as incurred. It was effective for business combinations for which the acquisition date was on or after the start of the fiscal year beginning after December 15, 2008. The adoption of this guidance in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

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

3. Inventories

Inventories consisted of the following:

	December 31,
(In thousands)	2009	2008
Finished goods	$155,596	$187,072
Raw materials	785	731
Work-in-process	71	6

Subtotal inventories	156,452	187,809
Inventories reserve	(7,964)	(5,577)

Total inventories	$148,488	$182,232

4. Property and Equipment, Net

Property and equipment consisted of the following:

(In thousands)	December 31,
	2009	2008
Furniture, fixtures and displays	$43,538	$37,245
Software	25,548	20,106
Leasehold improvements	24,347	18,536
Plant equipment	18,153	16,705
Office equipment	16,298	13,369
Construction in progress	12,532	11,910
Other	2,166	2,236

Subtotal property and equipment	142,582	120,107
Accumulated depreciation and amortization	(69,656)	(46,559)

Property and equipment, net	$72,926	$73,548

Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation and amortization expense related to property and equipment was $25.3 million, $19.6 million and $12.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

5. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

(In thousands)	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(5,125)	$3,375	$8,500	$(3,625)	$4,875
Other	2,830	(524)	$2,306	725	(130)	595

Total	$11,330	$(5,649)	$5,681	$9,225	$(3,755)	$5,470

Intangible assets are amortized using estimated useful lives of 33 months to 89 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $1.9 million, $1.6 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated amortization expense of the Company’s intangible assets is $2.0 million for each of the years ending December 31, 2010 and 2011 and $0.9 million, $0.5 million and $0.1 million for the years ending December 31, 2012, 2013 and 2014, respectively.

6. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

In January 2009, the Company entered into a new revolving credit facility with certain lending institutions, and terminated its prior revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. In conjunction with the termination of the prior revolving credit facility, the Company repaid the then outstanding balance of $25.0 million.

The revolving credit facility has a term of three years and provides for a committed revolving credit line of up to $200.0 million based on the Company’s qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement. The Company incurred and capitalized $1.4 million in deferred financing costs in connection with the revolving credit facility. The borrowing capacity, defined as the product of the remaining term and the maximum available credit of a financing agreement, of the new revolving credit facility is greater than the prior facility. In addition, certain lenders included in the prior revolving credit facility are also included in the new revolving credit facility. Thus, $0.1 million of deferred financing costs was added to the deferred financing costs of the new revolving credit facility and will be amortized over the life of the new revolving credit facility. The remaining unamortized deferred financing costs of $0.4 million relating to the Company’s prior revolving credit facility were expensed during the year ended December 31, 2009.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of substantially all of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of December 31, 2009. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of December 31, 2009, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of December 31 2009, the Company’s net availability was $99.9 million based on its eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4%, 3.7% and 6.3% during the years ended December 31, 2009, 2008 and 2007, respectively.

The financing agreement that was terminated in January 2009 provided for a committed revolving credit line of up to $100.0 million based on the Company’s eligible domestic inventory and accounts receivable balances and could be used for working capital and general corporate purposes. The prior financing agreement was collateralized by substantially all of the Company’s domestic assets, other than its trademarks. Borrowings under this revolving credit facility bore interest based on the daily balance outstanding at the Company’s choice of LIBOR plus an applicable margin (varying from 1.0% to 2.0%) or the JP Morgan Chase Bank prime rate plus an applicable margin (varying from 0.0% to 0.5%). The applicable margin was calculated quarterly and varied based on the Company’s pricing leverage ratio as defined in this agreement. The prior revolving credit facility also carried a line of credit fee varying from 0.1% to 0.5% of the available but unused borrowings.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s revolving credit facility, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $27.4 million was available as of December 31, 2009. At both December 31, 2009 and 2008, the outstanding principal balance under these agreements was $20.1 million. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9%, 6.1% and 6.5% for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a schedule of future principal payments on long term debt as of December 31, 2009:

(In thousands)
2010	$9,178
2011	5,769
2012	3,625
2013	962
2014 and thereafter	592

Total future principal payments on long term debt	20,126
Less current maturities of long term debt	(9,178)

Long term debt obligations	$10,948

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however continued significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Included in interest income (expense), net for the years ended December 31, 2009, 2008 and 2007 was interest expense, including amortization of deferred financing costs, under the revolving credit facility and long term debt agreements of $2.4 million, $1.5 million and $0.8 million, respectively.

7. Commitments and Contingencies

Obligations Under Operating and Capital Leases

The Company leases warehouse space, office facilities, space for its factory house outlet and specialty stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2021, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for factory house outlet stores that the Company did not yet occupy as of December 31, 2009. The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases as of December 31, 2009:

(In thousands)	Operating	Capital
2010	$16,579	$99
2011	17,013	—
2012	13,698	—
2013	11,983	—
2014 and thereafter	34,231	—

Total future minimum lease payments	$93,504	99

Less amount representing interest		(2)

Present value of future minimum capital lease payments		97
Less current maturities of obligations under capital leases		(97)

Long term capital lease obligations		$—

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $14.1 million, $12.9 million and $8.5 million, respectively, under the operating lease agreements.

The following summarizes the Company’s assets under capital lease agreements:

	December 31,
(In thousands)	2009	2008
Leasehold improvements	$105	$331
Plant equipment	808	1,651

	913	1,982
Accumulated depreciation and amortization	(705)	(1,271)

Property and equipment, net	$208	$711

For the years ended December 31, 2009, 2008, and 2007, $0.2 million, $0.3 million and $0.5 million, respectively, of depreciation and amortization on assets under capital leases was included in depreciation and amortization expense.

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2009:

(In thousands)
2010	$29,440
2011	23,287
2012	10,496
2013	6,625
2014 and thereafter	8,276

Total future minimum sponsorship and other marketing payments	$78,124

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

9. Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of December 31, 2009 are set forth in the table below:

(In thousands)
Description	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 14)	$—	$291	$—
TOLI held by the Rabbi Trust (see Note 13)	—	2,775	—
Deferred Compensation Plan obligations (see Note 13)	—	(2,712)	—

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

10. Provision for Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Income (loss) before income taxes:
United States	$86,752	$85,204	$91,929
Foreign	(4,334)	(15,304)	(2,886)

Total	$82,418	$69,900	$89,043

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Current
Federal	$32,215	$28,225	$35,446
State	7,285	5,022	5,379
Other foreign countries	1,345	1,242	569

	40,845	34,489	41,394

Deferred
Federal	(2,421)	226	(4,257)
State	244	1,699	290
Other foreign countries	(3,035)	(4,743)	(942)

	(5,212)	(2,818)	(4,909)

Provision for income taxes	$35,633	$31,671	$36,485

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	5.9	6.5	5.0
Nondeductible expenses	2.2	1.7	0.2
Foreign rate differential	(0.7)	2.2	0.7
Other	0.8	(0.1)	0.1

Effective income tax rate	43.2%	45.3%	41.0%

The decrease in the 2009 full year effective income tax rate, as compared to 2008, is primarily attributable to decreased losses in foreign subsidiaries and certain tax planning strategies implemented during 2009. The increase in the nondeductible expenses primarily relates to nondeductible compensation recorded during the year.

The increase in the 2008 full year effective income tax rate, as compared to 2007, is primarily attributable to increased losses in foreign subsidiaries and an increase in the state income tax rate in Maryland, where the Company’s corporate headquarters is located.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2009	2008
Deferred tax asset
State tax credits, net of federal tax impact	$—	$899
Tax basis inventory adjustment	1,874	2,495
Inventory obsolescence reserves	2,800	1,985
Allowance for doubtful accounts and other reserves	7,042	7,802
Foreign net operating loss carryforward	9,476	6,378
Stock-based compensation	5,450	3,425
Intangible asset	1,068	1,354
Deferred rent	1,728	1,292
Deferred compensation	1,105	872
Other	3,151	857

Total deferred tax assets	33,694	27,359

Deferred tax liability
Prepaid expenses	(1,133)	(837)
Property, plant and equipment	(5,783)	(5,285)

Total deferred tax liabilities	(6,916)	(6,122)

Total deferred tax assets, net	$26,778	$21,237

As of December 31, 2009, no deferred tax liabilities were included in current or other long term liabilities. As of December 31, 2008, deferred tax liabilities of $260.3 thousand and $14.0 thousand were included in other current liabilities and other long term liabilities, respectively.

As of December 31, 2009, the available foreign net operating loss carryforward included in the table above will begin to expire in 6 to 9 years. A valuation allowance has not been recorded against the foreign subsidiary net operating loss based on the Company’s ability to implement tax planning strategies to utilize these net operating losses.

As of December 31, 2009, withholding and U.S. taxes have not been provided on approximately $11.1 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.

As a result of tax accounting guidance implemented on January 1, 2007, the Company recorded an additional $1.6 million liability for uncertain tax positions, including related interest and penalties, of which $1.2 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings and the remainder was recorded within deferred tax assets. After recognizing the adoption of the guidance, the total liability for uncertain tax positions, including related interest and penalties, was approximately $2.0 million.

As of December 31, 2009 and 2008, the total liability for uncertain tax positions, including related interest and penalties, was approximately $3.5 million and $2.5 million, respectively. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Beginning of year	$1,675	$1,781	$1,454
Increases as a result of tax positions taken in a prior period	—	—	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	1,163	281	327
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	(43)	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(197)	(387)	—

End of year	$2,598	$1,675	$1,781

As of December 31, 2009, $2.0 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company’s effective tax rate if recognized.

As of December 31, 2009, 2008 and 2007, the liability for uncertain tax positions included $0.9 million, $0.8 million and $0.8 million for the accrual of interest and penalties, respectively. For each of the years ended December 31, 2009, 2008 and 2007, the Company recorded $0.2 million for the accrual of interest and penalties in its consolidated statement of income.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The majority of the Company’s returns for years before 2006 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities. The Company may incur a decrease in the total unrecognized tax benefits within the next twelve months as a result of the possible expiration of certain statutes of limitations for particular tax positions.

11. Earnings per Share

The Company adopted accounting guidance during 2009 requiring any stock-based compensation awards that entitle their holders to receive dividends prior to vesting to be considered participating securities and to be included in the calculation of basic earnings per share using the two class method. Historically, these stock-based compensation awards were included in the calculation of diluted earnings per share using the treasury stock method. The Company determined that all outstanding restricted stock awards meet the definition of participating securities and should be included in basic earnings per share using the two class method. The Company included outstanding restricted stock awards in the calculation of basic earnings per share for the year ended December 31, 2009 and adjusted prior period earnings per share calculations. The application of this accounting guidance decreased basic and diluted earnings per share presented for the year ended December 31, 2008 by $0.01, but had no impact on the Company’s basic and diluted earnings per share presented for the year ended December 31, 2007. The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007
Numerator
Net income	$46,785	$38,229	$52,558
Net income attributable to participating securities	(468)	(421)	(368)

Net income available to common shareholders (1)	$46,317	$37,808	$52,190

Denominator
Weighted average common shares outstanding	49,341	48,569	48,021
Effect of dilutive securities	803	1,257	1,796

Weighted average common shares and dilutive securities outstanding	50,144	49,826	49,817

Earnings per share – basic	$0.94	$0.78	$1.09
Earnings per share – diluted	$0.92	$0.76	$1.05

(1) Basic weighted average common shares outstanding	49,341	48,569	48,021
Basic weighted average common shares outstanding and participating securities	49,848	49,086	48,345
Percentage allocated to common stockholders	99.0%	98.9%	99.3%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 1.1 million, 1.0 million and 0.1 million shares of common stock were outstanding for each of the years ended December 31, 2009, 2008 and 2007, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation

Stock Compensation Plans

The Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. In 2009, stockholders approved amendments to the 2005 Plan, including an increase in the maximum number of shares available for issuance under the 2005 Plan from 2.7 million shares to 10.0 million shares, as well as limiting the number of stock options awarded in any calendar year to 1.0 million for any one participant. Stock options and restricted stock awards under the 2005 Plan generally vest ratably over a four to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2015. As of December 31, 2009, 6.9 million shares are available for future grants of awards under the 2005 Plan.

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

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 1.0 million shares. During the years ended December 31, 2009, 2008 and 2007, 59.8 thousand, 46.6 thousand and 22.1 thousand shares were purchased under the ESPP, respectively.

2006 Non-Employee Director Compensation Plan and Deferred Stock Unit Plan

The Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and awards of stock options and restricted stock units to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. 2006 Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $0.1 million on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, an annual grant under the 2005 Plan of stock options to acquire stock with a value of $75.0 thousand as of the grant date and an award of restricted stock units covering stock valued at $25.0 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.

The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A Common Stock with the shares delivered six months following the termination of the director’s service.

Stock Options

The weighted average fair value of a stock option granted for the years ended December 31, 2009, 2008 and 2007 was $7.79, $19.48 and $22.88, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.0% - 3.16%	2.9% - 4.4%	4.5% - 4.6%
Average expected life in years	5.0 - 6.5	5.4 - 8.3	5.5 - 6.5
Expected volatility	53.35% - 56.23%	44.0% - 47.7%	44.4%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock options as of December 31, 2009, 2008 and 2007, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2009		2008		2007
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,456	$15.92	2,126	$8.23	2,755	$6.19
Granted, at fair market value	1,364	14.53	609	37.96	67	45.12
Exercised	(853)	4.69	(225)	3.49	(660)	3.34
Expired	(34)	33.87	—	—	—	—
Forfeited	(102)	27.04	(54)	13.67	(36)	10.42

Outstanding, end of year	2,831	$18.02	2,456	$15.92	2,126	$8.23

Options exercisable, end of year	908	$11.58	1,044	$7.22	639	$5.70

The intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $14.8 million, $6.7 million and $31.9 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
2,831	$18.02	6.7	$34,466	908	$11.58	2.6	$16,830

Included in the tables above are 1.4 million performance-based stock options granted to officers and key employees under the 2005 Plan. These performance-based stock options have a weighted average exercise price of $15.87 and a term of ten years. Of the 1.4 million performance-based stock options, 1.2 million performance-based stock options will vest upon the achievement of a combined annual operating income target for 2009 and 2010. The remaining 0.2 million performance-based stock options were granted to the Company’s President upon his hiring and will vest in four equal installments subject to the achievement of combined annual operating income targets beginning with 2010 and 2011. Upon the achievement of a combined annual operating income target, 50% of the stock options (or 45% in certain cases) will vest and the remaining 50% of the stock options (or 45% in certain cases) will vest one year later. During the year ended December 31, 2009, the operating income targets for the 0.2 million performance-based stock options were reduced to more closely align the targets with the operating income targets for the 1.2 million performance-based stock options noted above.

The weighted average fair value of these awards is $7.13 and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the table above. During the year ended December 31, 2009, the Company recorded $2.9 million in stock-based compensation expense for these performance-based stock options. As of December 31, 2009, the Company had $6.9 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.0 years if all combined operating income targets were reached.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units as of December 31, 2009, 2008 and 2007, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2009		2008		2007
	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value
Outstanding, beginning of year	639	$38.27	362	$42.06	210	$23.81
Granted	63	24.36	404	36.55	254	48.59
Forfeited	(19)	44.96	(45)	51.74	(17)	42.72
Vested	(195)	35.32	(82)	39.63	(85)	16.51

Outstanding, end of year	488	$37.40	639	$38.27	362	$42.06

Total stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was $12.9 million, $8.5 million and $4.2 million, respectively. As of December 31, 2009, the Company had $22.5 million of unrecognized compensation expense, excluding performance-based stock options, expected to be recognized over a weighted average period of 2.8 years.

Warrants

On August 3, 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which are recorded as an intangible asset (refer to Note 5). With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price of the Company’s Class A Common Stock on August 2, 2006. As of December 31, 2009, all outstanding warrants were exercisable, and no warrants have been exercised.

13. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense for the years ended December 31, 2009, 2008 and 2007, of $1.3 million, $1.1 million and $0.9 million, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

Effective June 1, 2007, the Company’s Board of Directors approved the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. Compensation deferrals began for participating employees on January 1, 2008. As of December 31, 2009 and 2008, the Deferred Compensation Plan obligations were $2.7 million and $2.2 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.

The Company established a rabbi trust (the “Rabbi Trust”) in March 2008 to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2009 and 2008, the assets held in the Rabbi Trust were trust owned life insurance policies (“TOLI”) with cash-surrender values of $2.8 million and $2.2 million, respectively. These assets are consolidated as allowed by accounting guidance, and are included in other non-current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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

As of December 31, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s inter-company transactions was $15.4 million with contract maturities of 1 month. As of December 31, 2009, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European’s subsidiary’s inter-company transactions was $56.0 million with contract maturities of 1 month. The foreign currency forward contracts were not designated as cash flow hedges, and accordingly, changes in their fair value were recorded in earnings. The fair value of the Company’s foreign currency forward contracts was $0.3 million and $1.2 million as of December 31, 2009 and 2008, respectively. These amounts were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2009	2008	2007
Unrealized foreign currency exchange rate gains (losses)	$5,222	$(5,459)	$2,567
Realized foreign currency exchange rate gains (losses)	(261)	(2,166)	174
Unrealized derivative gains (losses)	(1,060)	1,650	(243)
Realized derivative losses	(4,412)	(204)	(469)

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

15. Related Party Transactions

In 2005, the Company entered into an agreement to license a software system with a vendor whose Co-CEO is a director of the Company. During the years ended December 31, 2009, 2008 and 2007, the Company paid $2.0 million, $3.2 million and $1.8 million, respectively, in licensing fees and related support services to this vendor. Amounts payable to this related party as of December 31, 2009 and 2008 were $0.1 million and $0.9 million, respectively.

In 2007, the Company entered into an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $0.6 million in usage fees to this entity for its use of the aircraft during each of the years ended December 31, 2009 and 2008, and $0.4 million during the year ended December 31, 2007. Amounts payable to this related party as of December 31, 2009 and 2008 were $80.7 thousand and $13.6 thousand, respectively. The Company determined the usage fees charged are at or below market. From time to time, the Company utilized the aircraft for business use at no charge. During the year ended December 31, 2008, the Company was not charged approximately $0.2 million for business use of the aircraft. The Company was charged for substantially all business use of the aircraft during the years ended December 31, 2009 and 2007.

16. Segment Data and Related Information

Operating segments are defined as components of an enterprise in which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and in deciding how to allocate resources. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes branded performance apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within one operating and reportable segment in accordance with applicable guidance. Although the Company operates within one reportable segment, it has several product categories for which the net revenues attributable to each product category are as follows:

(In thousands)	Year Ended December 31,
	2009	2008	2007
Apparel	$651,779	$578,887	$512,613
Footwear	136,224	84,848	40,878
Accessories	35,077	31,547	29,054

Total net sales	823,080	695,282	582,545
License revenues	33,331	29,962	24,016

Total net revenues	$856,411	$725,244	$606,561

The table below summarizes product net revenues by geographic regions attributed by customer location:

(In thousands)	Year Ended December 31,
	2009	2008	2007
United States	$771,152	$660,784	$562,439
Canada	36,868	31,604	23,360

Subtotal	808,020	692,388	585,799
Other foreign countries	48,391	32,856	20,762

Total net revenues	$856,411	$725,244	$606,561

During the years ended December 31, 2009 and 2008, substantially all of the Company’s long-lived assets were located in the United States.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,

2009
Net revenues	$200,000	$164,648	$269,546	$222,217	$856,411
Gross profit	90,551	74,278	134,055	114,141	413,025
Income from operations	7,896	3,381	47,063	26,933	85,273
Net income	3,962	1,439	26,182	15,202	46,785
Earnings per share-basic	$0.08	$0.03	$0.52	$0.30	$0.94
Earnings per share-diluted	$0.08	$0.03	$0.52	$0.30	$0.92

2008
Net revenues	$157,342	$156,677	$231,946	$179,279	$725,244
Gross profit	74,835	70,904	118,267	90,942	354,948
Income from operations	4,299	3,274	46,479	22,873	76,925
Net income	2,870	1,375	25,663	8,321	38,229
Earnings per share-basic	$0.06	$0.03	$0.52	$0.17	$0.78
Earnings per share-diluted	$0.06	$0.03	$0.51	$0.17	$0.76

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding directors is incorporated herein by reference from the 2010 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.

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

The information required by this Item is incorporated by reference herein from the 2010 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein from the 2010 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” See also Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein from the 2010 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2010 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-127856), filed with the Securities and Exchange Commission (“SEC”) on November 15, 2005. References to the Company’s 2005 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. References to the Company’s 2006 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2008 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s 2005 Form 10-K).

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s 2005 Form 10-K).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

4.02	Registration Rights Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed August 7, 2006).

10.01	Registration Rights Agreement among the Company, Rosewood Capital IV, L.P., Rosewood Capital IV Associates, L.P. and the other holders named therein dated September 30, 2003 (incorporated by reference to Exhibit 10.29 of Amendment No. 3 to Form S-1).

10.02	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2008).*

Exhibit No.
10.03	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Suzanne J. Karkus and the Company (incorporated by reference to Exhibit 10.04 of the Company’s 2007 Form 10-K).*

10.04	Agreement and General Release by and between the Company and Suzanne J. Karkus dated February 3, 2010*

10.05	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between David McCreight and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

10.06	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.05 of the Company’s 2007 Form 10-K).*

10.07	Standard Industrial Lease between the Company and The Realty Associates Fund V, L.P. dated December 22, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated February 23, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.08 of the Company’s 2006 Form 10-K).

10.08	Office lease by and between Hull Point LLC and the Company dated March 29, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated September 10, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to Form S-1), the Second Amendment dated March 6, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.18 of Amendment No. 3 to Form S-1), the Third Amendment dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Form S-1), the Fourth Amendment dated October 12, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09A of the Company’s 2006 Form 10-K), the Fifth Amendment dated December 1, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09B of the Company’s 2006 Form 10-K), the Sixth Amendment dated May 1, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 22, 2007), and the Seventh Amendment dated November 20, 2007 (incorporated by reference to Exhibit 10.07 of the Company’s 2007 Form 10-K).

10.09	Office lease by and between Beason Properties LLLP (as successor to 1450 Beason Street LLC) and the Company dated December 14, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2007), as amended by the First Amendment dated June 4, 2008 (incorporated by reference to Exhibit 10.04 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008) and the Second Amendment to Office Lease dated October 1, 2009 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2009).

10.10	Agreement of Sublease by and between Corporate Healthcare Financing, Inc. and the Company dated June 1, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1).

Exhibit No.
10.11	Industrial Lease Agreement between the Company and Marley Neck 3R, LLC dated October 19, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.12	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company dated January 28, 2009 (incorporated by reference to Exhibit 10.12 of the Company’s 2008 Form 10-K), as amended by the First Amendment to Credit Agreement dated May 13, 2009 (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended June 30, 2009) and the Second Amendment to the Credit Agreement dated June 29, 2009 (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2009).

10.13	Lender Joinder and Assumption Agreement by Manufacturers and Traders Trust Company dated February 13, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s 2008 Form 10-K).

10.14	Under Armour, Inc. Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K).*

10.15	Form of Change in Control Severance Agreement.*

10.16	Under Armour, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2007).*

10.17	Form of Restricted Stock Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.24 of the Company’s 2005 Form 10-K).*

10.18	Form of Incentive Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.25 of the Company’s 2005 Form 10-K).*

10.19	Form of Non-Qualified Stock Option Grant Agreement under the 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 of the Company’s 2005 Form 10-K).*

10.20	Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending March 31, 2009).*

10.21	Forms of Restricted Stock Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (other Forms of Restricted Stock Grant Agreement under the 2005 Amended and Restated Omnibus Long-Term Incentive Plan incorporated by reference to Exhibits 10.22 a-b of the Company’s 2007 Form 10-K).*

10.22	Form of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (other forms of Non-Qualified Stock Option Grant Agreement under the 2005 Amended and Restated Omnibus Long-Term Incentive Plan incorporated by reference to Exhibits 10.23 a-c of the Company’s 2007 Form 10-K).*

10.23	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s 2007 Form 10-K).*

10.24	Forms of Performance-Based Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.02 and 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009).*

Exhibit No.
10.25	Restricted Stock Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan by and between David McCreight and the Company (incorporated by reference to Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

10.26	Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 13, 2006) and Forms of Grant Award Agreement and Notice- Non-Employee Director Initial Restricted Stock Unit Grant, Annual Restricted Stock Unit Grant and Annual Stock Option Award (incorporated by reference to Exhibits 10.1-10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.27	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed April 13, 2006).*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chief Executive Officer and Chairman of the Board of Directors

Dated: February 25, 2010

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

Dated: February 25, 2010

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Inventory obsolescence reserve
For the year ended December 31, 2009	$5,577	$6,487	$(4,100)	$7,964
For the year ended December 31, 2008	4,866	4,010	(3,299)	5,577
For the year ended December 31, 2007	4,041	3,536	(2,711)	4,866

Allowance for doubtful accounts
For the year ended December 31, 2009	$4,180	$1,637	$(661)	$5,156
For the year ended December 31, 2008	1,112	3,334	(266)	4,180
For the year ended December 31, 2007	884	316	(88)	1,112

Sales returns, markdowns and allowances
For the year ended December 31, 2009	$15,961	$61,499	$(63,491)	$13,969
For the year ended December 31, 2008	11,378	37,961	(33,378)	15,961
For the year ended December 31, 2007	8,059	28,885	(25,566)	11,378