Form 10-Q
period 2010-03-31
Under Armour, Inc.
filed 2010-05-05
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Class A Common Stock, $.0003 1/3 par value, 38,193,958 shares outstanding as of April 30, 2010 and Class B Convertible Common Stock, $.0003 1/3 par value, 12,500,000 shares outstanding as of April 30, 2010.

UNDER ARMOUR, INC.

March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2010	December 31, 2009	March 31, 2009
Assets
Current assets
Cash and cash equivalents	$165,962	$187,297	$65,572
Accounts receivable, net	110,332	79,356	105,999
Inventories, net	147,865	148,488	164,426
Prepaid expenses and other current assets	11,697	19,989	14,359
Deferred income taxes	11,376	12,870	13,850

Total current assets	447,232	448,000	364,206
Property and equipment, net	74,539	72,926	76,085
Intangible assets, net	5,168	5,681	5,064
Deferred income taxes	16,950	13,908	8,825
Other long term assets	5,362	5,073	4,136

Total assets	$549,251	$545,588	$458,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$68,586	$68,710	$61,901
Accrued expenses	30,817	40,885	25,353
Current maturities of long term debt	8,944	9,178	7,012
Current maturities of capital lease obligations	50	97	299
Other current liabilities	3,221	1,292	2,767

Total current liabilities	111,618	120,162	97,332
Long term debt, net of current maturities	8,921	10,948	11,292
Capital lease obligation, net of current maturities	-	-	50
Other long term liabilities	15,865	14,481	10,884

Total liabilities	136,404	145,591	119,558

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2010, December 31, 2009 and March 31, 2009; 38,145,423 shares issued and outstanding as of March 31, 2010, 37,747,647 shares issued and outstanding as of December 31, 2009, 37,045,010 shares issued and outstanding as of March 31, 2009	13	13	12
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of March 31, 2010, December 31, 2009 and March 31, 2009	4	4	4
Additional paid-in capital	201,963	197,342	178,128
Retained earnings	209,278	202,188	159,973
Unearned compensation	(8)	(14)	(42)
Accumulated other comprehensive income	1,597	464	683

Total stockholders’ equity	412,847	399,997	338,758

Total liabilities and stockholders’ equity	$549,251	$545,588	$458,316

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net revenues	$229,407	$200,000
Cost of goods sold	121,776	110,776

Gross profit	107,631	89,224
Selling, general and administrative expenses	94,047	81,328

Income from operations	13,584	7,896
Interest expense, net	(546)	(860)
Other income (expense), net	(685)	13

Income before income taxes	12,353	7,049
Provision for income taxes	5,183	3,087

Net income	$7,170	$3,962

Net income available per common share
Basic	$0.14	$0.08
Diluted	$0.14	$0.08

Weighted average common shares outstanding
Basic	50,419	49,420
Diluted	50,913	50,430

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$7,170	$3,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,597	6,832
Unrealized foreign currency exchange rate losses	3,490	1,045
Stock-based compensation	3,336	2,657
Loss on disposal of property and equipment	20	196
Deferred income taxes	(1,703)	(1,619)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(3,532)	(1,532)
Changes in operating assets and liabilities:
Accounts receivable	(34,566)	(23,320)
Inventories	1,700	16,718
Prepaid expenses and other assets	4,049	3,900
Accounts payable	(86)	(10,340)
Accrued expenses and other liabilities	(4,948)	(253)
Income taxes payable and receivable	5,697	(39)

Net cash used in operating activities	(11,776)	(1,793)

Cash flows from investing activities
Purchase of property and equipment	(7,154)	(8,063)
Purchase of trust-owned life insurance policies	(325)	-

Net cash used in investing activities	(7,479)	(8,063)

Cash flows from financing activities
Payments on revolving credit facility	-	(25,000)
Payments on long term debt	(2,261)	(1,829)
Payments on capital lease obligations	(47)	(109)
Excess tax benefits from stock-based compensation arrangements	716	201
Payments of deferred financing costs	-	(1,354)
Proceeds from exercise of stock options and other stock issuances	889	692

Net cash used in financing activities	(703)	(27,399)
Effect of exchange rate changes on cash and cash equivalents	(1,377)	785

Net decrease in cash and cash equivalents	(21,335)	(36,470)

Cash and cash equivalents
Beginning of period	187,297	102,042

End of period	$165,962	$65,572

Non-cash investing and financing activities
Purchase of property and equipment through certain obligations	$1,537	$570

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

Interim Financial Data

The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other portions thereof. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements.

These financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations have been included.

The consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009 (the “2009 Form 10-K”), which should be read in conjunction with these consolidated financial statements.

Concentration of Credit Risk

Financial instruments that subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable are due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The most significant customers that accounted for a large portion of net revenues and accounts receivable were as follows:

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2010	20.4%	9.4%	5.9%
Three months ended March 31, 2009	20.8%	10.5%	5.4%

Accounts receivable
As of March 31, 2010	22.1%	11.9%	6.4%
As of March 31, 2009	25.4%	13.5%	7.3%

Allowance for Doubtful Accounts

As of March 31, 2010, December 31, 2009 and March 31, 2009, the allowance for doubtful accounts was $5.0 million, $5.2 million and $4.7 million, respectively.

Sales Returns, Allowances, Markdowns and Discounts

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and markdowns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determined that actual or expected returns or allowances were significantly greater or lower than the reserves it had established, it would record a reduction or increase, as appropriate, to net sales in the period in which the Company made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

Reserves for returns and allowances are recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. Beginning in the first quarter of 2010, reserves for markdowns and discounts earned by customers in the period were recorded as offsets to accounts receivable as settlements were made through offsets to outstanding customer invoices. Historically, the majority of these amounts were recorded as accrued expenses as settlements were made through cash disbursements. As of March 31, 2010, there were $6.9 million in customer markdowns and discounts recorded as offsets to accounts receivable, and no amounts were recorded as accrued expenses. As of December 31, 2009 and March 31, 2009, there were no significant customer markdowns or discounts recorded as offsets to accounts receivable, and $6.9 million and $4.8 million were recorded as accrued expenses, respectively.

Income Taxes

The Company recorded $5.2 million and $3.1 million of income tax expense for the three months ended March 31, 2010 and 2009, respectively. The effective rates for income taxes were 42.0% and 43.8% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the three months ended March 31, 2010 was lower than the effective tax rate for the three months ended March 31, 2009 primarily due to decreased losses in foreign subsidiaries and certain tax strategies implemented by the Company in 2010. The Company’s annual 2010 effective tax rate is expected to be improved from the 2009 annual effective tax rate of 43.2% due to the drivers for the quarter noted above.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. Outbound freight costs associated with shipping goods to customers are recorded as cost of goods sold. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include internal costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $3.6 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment had no impact on the Company’s consolidated financial statements.

Reclassifications

Outbound shipping costs of $2.7 million included in selling, general and administrative expenses for the three months ended March 31, 2009 were reclassified to cost of goods sold to conform to the presentation for the three months ended March 31, 2010. In addition, costs of $1.4 million associated with the Company’s sourcing offices and Special Make-Up Shop included in cost of goods sold for the three months ended March 31, 2009 have been reclassified to selling, general and administrative expenses to conform to the presentation for the three months ended March 31, 2010. The Company believes these changes reflect its view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications will more closely align with the way the Company manages its business.

3. Inventories, Net

Inventories consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Finished goods	$153,553	$155,596	$169,518
Raw materials	620	785	706
Work-in-process	55	71	65

Subtotal inventories	154,228	156,452	170,289
Inventories reserve	(6,363)	(7,964)	(5,863)

Total inventories, net	$147,865	$148,488	$164,426

4. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

The Company has a revolving credit facility with certain lending institutions. The revolving credit facility has a term of three years, expiring in January 2012, and provides for a committed revolving credit line of up to $200.0 million based on the Company’s qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of substantially all of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of March 31, 2010. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of March 31, 2010, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

Prior to entering into the revolving credit facility in January 2009, the Company terminated its prior $100.0 million revolving credit facility. In conjunction with the termination of the prior revolving credit facility, the Company repaid the then outstanding balance of $25.0 million. The prior revolving credit facility was also collateralized by substantially all of the Company’s assets, other than its trademarks, and included covenants, conditions and other terms similar to the Company’s current revolving credit facility.

As of March 31, 2010, the Company’s net availability was $123.9 million based on its eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% during the three months ended March 31, 2009. No balances were outstanding under the current revolving credit facility during the three months ended March 31, 2010 and 2009.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $27.4 million was available as of March 31, 2010. At March 31, 2010, December 31, 2009 and March 31, 2009, the outstanding principal balance under these agreements was $17.9 million, $20.1 million and $18.3 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9% for each of the three months ended March 31, 2010 and 2009.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities; however, instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Interest expense was $0.6 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the revolving credit and long term debt facilities.

5. Commitments and Contingencies

There have been no significant changes to the contractual obligations reported in the 2009 Form 10-K.

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of March 31, 2010 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 8)	$-	$(371)	$-
Trust owned life insurance policies (“TOLI”) held by the Rabbi Trust	-	3,192	-
Deferred Compensation Plan obligations	-	(3,084)	-

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which are the net difference between the U.S. dollars to be received or paid at each contract’s settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants, which represent the underlying liabilities to participants in the Deferred Compensation Plan. Obligations under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

7. Stock-Based Compensation

In March 2010, 72.5 thousand shares of restricted stock and 131.5 thousand stock options were awarded to certain officers and key employees under the Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan

(“the 2005 Plan”). The restricted stock and stock options have a vesting term of four years. The stock options have a term of ten years and an exercise price of $28.41, which was the closing price of the Company’s Class A Common Stock on the date of grant. The weighted average fair value of each stock option was $15.76 and was estimated using the Black-Sholes option-pricing model consistent with the weighted average assumptions included within the 2009 Form 10-K.

In addition, in March 2010, 1.1 million performance-based stock options were awarded to certain officers and key employees under the 2005 Plan. The performance-based stock options have vesting that is tied to the achievement of a certain combined annual operating income target for 2011 and 2012. Upon the achievement of the combined operating income target, 50% of the options will vest and the remaining 50% will vest one year later. If certain lower levels of combined operating income for 2011 and 2012 are achieved, fewer or no options will vest at that time, a portion one year later, and the remaining stock options will be forfeited. The weighted average fair value of each performance-based stock option was $16.38 and was estimated using the Black-Sholes option-pricing model consistent with the weighted average assumptions included within the 2009 Form 10-K. As of March 31, 2010, the Company had not recorded stock based compensation expense for these performance-based stock options as the Company was unable to predict with certainty whether the combined operating income targets would be reached. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. When it becomes probable that the performance targets related to these performance-based stock options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. A cumulative adjustment of $0.4 million would have been recorded at March 31, 2010 had the achievement of the operating income targets been probable.

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates mainly relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by inter-company transactions. Since August 2007, the Company has entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions and projected inventory purchases for its Canadian subsidiary. Since December 2008, the Company has entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for its European subsidiary.

As of March 31, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s inter-company transactions was $15.4 million with contract maturities of 1 month. As of March 31, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European’s subsidiary’s inter-company transactions was $58.6 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. As of March 31, 2010, the fair value of the Company’s foreign currency forward contracts was a liability of $0.4 million, and was included in accrued expenses on the consolidated balance sheet. As of December 31, 2009 and March 31, 2009, the fair value of the Company’s foreign currency forward contracts was an asset of $0.3 million and $1.4 million, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2010	2009
Unrealized foreign currency exchange rate losses	$(3,490)	$(1,045)
Realized foreign currency exchange rate gains (losses)	93	(889)
Unrealized derivative gains (losses)	(637)	203
Realized derivative gains	3,349	1,744

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

9. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009
Numerator
Net income	$7,170	$3,962
Net income attributable to participating securities	(65)	(48)

Net income available to common shareholders (1)	$7,105	$3,914

Denominator
Weighted average common shares outstanding	49,986	48,848
Effect of dilutive securities	494	1,010

Weighted average common shares and dilutive securities outstanding	50,480	49,858

Earnings per share - basic	$0.14	$0.08
Earnings per share - diluted	$0.14	$0.08
(1) Basic weighted average common shares outstanding	49,986	48,848
Basic weighted average common shares outstanding and participating securities	50,419	49,420
Percentage allocated to common stockholders	99.1%	98.8%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units, and warrants representing 1.3 million and 1.2 million shares of common stock outstanding for each of the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. Segment Data and Related Information

Operating segments are defined as components of an enterprise in which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and in deciding how to allocate resources. The Company operates exclusively in the consumer products industry in which the Company develops, markets, and distributes branded performance apparel, footwear and accessories. Based on the nature of the financial information that is received by the chief operating decision maker, the Company operates within one operating and reportable segment in accordance with applicable guidance. Although the Company operates within one reportable segment, it sells products from several product categories. The table below summarizes net revenues by product category:

	Three Months Ended March 31,
(In thousands)	2010	2009
Apparel	$172,636	$132,239
Footwear	42,958	56,931
Accessories	7,518	5,776

Total net sales	223,112	194,946
License revenues	6,295	5,054

Total net revenues	$229,407	$200,000

The table below summarizes net revenues by geographic regions attributed by customer location:

	Three Months Ended March 31,
(In thousands)	2010	2009
United States	$204,089	$182,199
Canada	11,669	10,343

Subtotal	215,758	192,542
Other foreign countries	13,649	7,458

Total net revenues	$229,407	$200,000

During the three months ended March 31, 2010 and 2009, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “potential,” the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) (our “2009 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex business;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	our ability to obtain the financing required to grow our business, particularly when credit and capital markets are unstable or tighten;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	changes in consumer preferences or the reduction in demand for performance apparel, footwear and other products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and maintain the services of our senior management and key employees.

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

We are a growth company as evidenced by the increase in net revenues to $856.4 million in 2009 from $281.1 million in 2005. We reported net revenues of $229.4 million for the first three months of 2010, which represented a 14.7% increase from the first three months of 2009. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of many of our products. We plan to continue to increase our net revenues over the long term by increased sales of our products, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion of international markets. Our direct to consumer sales channel includes sales through our website and factory house and specialty stores. We are currently developing new products and product categories, including basketball footwear, for introduction in the future.

Our products are currently offered in approximately twenty thousand retail stores worldwide. A large majority of our products are sold in North America; however, we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in Austria, France, Germany, Ireland and the United Kingdom, as well as in Japan through a third-party licensee and through distributors located in other foreign countries.

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products such as socks, headwear, bags, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. We are currently developing our own headwear and bags, and beginning in 2011, these products will be sold by us rather than by one of our licensees.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our footwear to be higher than the cost of goods sold associated with our apparel. No cost of goods sold is associated with license revenues.

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $3.6 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits and incentive and stock-based compensation expense related to the employee. Our marketing costs are an important driver of our growth. For the full year 2010, we expect to invest in marketing in the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, the majority of our direct to consumer sales channel costs, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel, footwear and accessories product creation and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

Other income (expense), net consists of unrealized and realized gains and losses on our derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Reclassifications

Outbound shipping costs of $2.7 million included in selling, general and administrative expenses for the three months ended March 31, 2009 were reclassified to cost of goods sold to conform to the presentation for the three months ended March 31, 2010. In addition, costs of $1.4 million associated with our sourcing offices and SMU Shop included in cost of goods sold for the three months ended March 31, 2009 have been reclassified to selling, general and administrative expenses to conform to the presentation for the three months ended March 31, 2010. We believe these changes reflect our view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications will more closely align with the way we manage our business and will allow us to gain better visibility.

Lastly, prior period stock-based compensation expense historically included in the corporate services selling, general and administrative expense category was reclassified among the appropriate selling, general and administrative expense categories based on the category in which the stock-based compensation award recipient was included to conform to the presentation for the three months ended March 31, 2010.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net revenues	$229,407	$200,000
Cost of goods sold	121,776	110,776

Gross profit	107,631	89,224
Selling, general and administrative expenses	94,047	81,328

Income from operations	13,584	7,896
Interest expense, net	(546)	(860)
Other income (expense), net	(685)	13

Income before income taxes	12,353	7,049
Provision for income taxes	5,183	3,087

Net income	$7,170	$3,962

	Three Months Ended March 31,
(As a percentage of net revenues)	2010	2009
Net revenues	100.0%	100.0%
Cost of goods sold	53.1	55.4

Gross profit	46.9	44.6
Selling, general and administrative expenses	41.0	40.6

Income from operations	5.9	4.0
Interest expense, net	(0.2)	(0.5)
Other income (expense), net	(0.3)	0.0

Income before income taxes	5.4	3.5
Provision for income taxes	2.3	1.5

Net income	3.1%	2.0%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net revenues increased $29.4 million, or 14.7%, to $229.4 million for the three months ended March 31, 2010 from $200.0 million for the same period in 2009. This increase was primarily the result of an increase in our apparel net sales as noted in the product category table below:

	Three Months Ended March 31,
(In thousands)	2010	2009	$ Change	% Change
Apparel	$172,636	$132,239	$40,397	30.5%
Footwear	42,958	56,931	(13,973)	(24.5)
Accessories	7,518	5,776	1,742	30.2

Total net sales	223,112	194,946	28,166	14.4
License revenues	6,295	5,054	1,241	24.6

Total net revenues	$229,407	$200,000	$29,407	14.7%

Net sales increased $28.2 million, or 14.4%, to $223.1 million for the three months ended March 31, 2010 from $194.9 million during the same period in 2009 as noted in the table above. The increase in net sales primarily reflects:

•	$17.6 million, or 72.8%, increase in direct to consumer sales; and

•	unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, base layer, underwear and golf categories, partially offset by

•	$14.0 million decrease in footwear sales to $43.0 million. We previously indicated running and training footwear revenues were expected to decline in 2010 compared with 2009.

License revenues increased $1.2 million, or 24.6%, to $6.3 million for the three months ended March 31, 2010 from $5.1 million during the same period in 2009. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new license agreements for team uniforms and mouth guards.

Gross profit increased $18.4 million to $107.6 million for the three months ended March 31, 2010 from $89.2 million for the same period in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 230 basis points to 46.9% for the three months ended March 31, 2010 compared to 44.6% during the same period in 2009. The increase in gross margin percentage was primarily driven by the following:

•	more favorable apparel product mix and sourcing relative to margins, as well as improved outbound freight costs, accounting for an approximate 130 basis point increase;

•	increased direct to consumer higher margin sales, accounting for an approximate 90 basis point increase; and

•	decreased sales returns, markdowns and inventory reserves, partially offset by increased footwear and apparel liquidations accounting for an approximate 85 basis point increase; partially offset by

•	unfavorable wholesale footwear mix and price changes year over year, accounting for an approximate 75 basis point decrease.

Selling, general and administrative expenses increased $12.7 million to $94.0 million for the three months ended March 31, 2010 from $81.3 million for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses increased to 41.0% for the three months ended March 31, 2010 from 40.6% for the same period in 2009. These changes were primarily attributable to the following:

•

Marketing costs decreased $2.5 million to $31.2 million for the three months ended March 31, 2010 from $33.7 million for the same period in 2009 due to the in-store brand, print and media campaign supporting the introduction of running footwear during the prior year period. This decrease was partially offset by an increase in sponsorship of collegiate teams and professional athletes and digital advertising. As a percentage of net revenues, marketing costs decreased to 13.6% for the three months ended March 31, 2010 from 16.8% for the same period in 2009 primarily due to the items noted above.

•

Selling costs increased $5.0 million to $19.7 million for the three months ended March 31, 2010 from $14.7 million for the same period in 2009. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores and higher selling personnel costs in other areas for the three months ended March 31, 2010 as compared to the same period in 2009. As a percentage of net revenues, selling costs increased to 8.6% for the three months ended March 31, 2010 from 7.4% for the same period in 2009 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores.

•

Product innovation and supply chain costs increased $5.8 million to $21.9 million for the three months ended March 31, 2010 from $16.1 million for the same period in 2009 primarily due to higher personnel costs for the design and sourcing of our expanding product lines and higher distribution facilities operating and personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 9.6% for the three months ended March 31, 2010 from 8.0% for the same period in 2009 primarily due to the items noted above.

•

Corporate services costs increased $4.4 million to $21.2 million for the three months ended March 31, 2010 from $16.8 million for the same period in 2009. This increase was attributable primarily to higher corporate personnel and facility costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 9.2% for the three months ended March 31, 2010 from 8.4% for the same period in 2009 primarily due to the items noted above.

Income from operations increased $5.7 million, or 72.0%, to $13.6 million for the three months ended March 31, 2010 from $7.9 million for the same period in 2009. Income from operations as a percentage of net revenues increased to 5.9% for the three months ended March 31, 2010 from 4.0% for the same period in 2009. This increase was a result of the items discussed above.

Interest expense, net decreased $0.4 million to $0.5 million for the three months ended March 31, 2010 from $0.9 million for the same period in 2009. This decrease was primarily due to the write off of deferred financing costs related to the termination of our prior revolving credit facility during the three months ended March 31, 2009.

Other income (expense), net decreased $0.7 million to ($0.7) million for the three months ended March 31, 2010 from $12.5 thousand for the same period in 2009. This decrease was primarily due to higher losses on foreign currency exchange rate changes on transactions denominated in the Euro and Canadian Dollar, partially offset by gains on our derivative financial instruments for the three months ended March 31, 2010 as compared to the same period in 2009.

Provision for income taxes increased $2.1 million to $5.2 million during the quarter ended March 31, 2010 from $3.1 million during the same period in 2009. For the three months ended March 31, 2010, our effective tax rate was 42.0% compared to 43.8% for the same period in 2009. The effective tax rate for the three months ended March 31, 2010 was lower than the effective tax rate for the three months ended March 31, 2009 primarily due to decreased losses in foreign subsidiaries and certain tax strategies implemented in 2010. Our annual 2010 effective tax rate is expected to be improved from our 2009 annual effective tax rate of 43.2% due to the drivers for the quarter noted above.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2009 and 2008. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize a significant increase in sales leading up to the third quarter. We fund our working capital, primarily inventory, and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings available under our revolving credit and long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores and investment and improvements in information technology systems.

While our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels, we will concentrate on improving our service levels in order to better meet consumer demand while also increasing our safety stock in core product offerings. Core product offerings are products that we plan to have available for sale over the next twelve months and beyond at full price. We strive for improved inventory turns over the long term.

We believe that our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe that we have adequate sources of liquidity over the long term, a prolonged economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$ (11,776)	$ (1,793)
Investing activities	(7,479)	(8,063)
Financing activities	(703)	(27,399)
Effect of exchange rate changes on cash and cash equivalents	(1,377)	785

Net decrease in cash and cash equivalents	$ (21,335)	$ (36,470)

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

Cash used in operating activities increased $10.0 million to $11.8 million for the three months ended March 31, 2010 from cash used in operating activities of $1.8 million during the same period in 2009. The increase in cash used in operating activities was due to increased net cash outflows from operating assets and liabilities of $14.8 million, partially offset by additional net income of $3.2 million and adjustments to net income for non-cash items which increased $1.6 million period over period. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a smaller decrease in inventory of $15.0 million, partially offset by a smaller increase in accounts payable of $10.3 million, which was primarily driven by a larger percentage of products shipped directly from our suppliers to our customers for the introduction of our running footwear during the three months ended March 31, 2009; and

•	a larger increase in accounts receivable of $11.2 million in the first three months of 2010 as compared to the same period in 2009 primarily due to a 14.4% increase in net sales period-over-period.

Adjustments to net income for non-cash items increased in the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to higher unrealized foreign currency exchange rate losses in the 2010 period as compared to the prior period and higher depreciation and amortization expense, partially offset by lower reserves for inventory during the three months ended March 31, 2010.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, decreased $0.6 million to $7.5 million for the three months ended March 31, 2010 from $8.1 million for the same period in 2009. This decrease in cash used in investing activities is primarily due to lower investments in our in-store fixture program and branded concept shops, partially offset by increased investments in our direct to consumer sales channel and corporate facilities.

Capital investments for the full year 2010 are anticipated to be in the range of $35.0 million to $40.0 million, which includes shifting some investments from 2009 to 2010.

Financing Activities

Cash used in financing activities decreased $26.7 million to $0.7 million for the three months ended March 31, 2010 from $27.4 million for the same period in 2009. This decrease was primarily due to the final payment made on our prior revolving credit facility that was terminated during the 2009 period and deferred financing costs related to our current revolving credit facility entered during the 2009 period.

Revolving Credit Facility

We have a revolving credit facility with certain lending institutions. The revolving credit facility has a term of three years, expiring in January 2012, and provides for a committed revolving credit line of up to $200.0 million based on our qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals per the credit agreement.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of substantially all of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of March 31, 2010. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of March 31, 2010, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

Prior to entering the revolving credit facility in January 2009, we terminated our prior $100.0 million revolving credit facility. In conjunction with the termination of the prior revolving credit facility, we repaid the then outstanding balance of $25.0 million. The prior revolving credit facility was also collateralized by substantially all of our assets, other than our trademarks, and included covenants, conditions and other terms similar to our current revolving credit facility.

As of March 31, 2010, our net availability was $123.9 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% for the three months ended March 31, 2009. No balances were outstanding under the current revolving credit facility during the three months ended March 31, 2010 and 2009.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $27.4 million was available as of March 31, 2010. At March 31, 2010, December 31, 2009 and March 31, 2009, the outstanding principal balance under these agreements was $17.9 million, $20.1 million and $18.3 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9% for each of the three months ended March 31, 2010 and 2009, respectively.

We monitor the financial health and stability of our lenders under our revolving credit and long term debt facilities; however, instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

There have been no significant changes to the contractual obligations reported in our 2009 Form 10-K other than those which occur in the normal course of business (primarily changes in our product purchase obligations which fluctuate throughout the year as a result of our seasonality).

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2009 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2009 Form 10-K. There have been no significant changes to our critical accounting policies during the first three months of 2010 other than the change in the accounting treatment of markdowns and discounts noted below.

Sales Returns, Allowances, Markdowns and Discounts

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and markdowns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly greater or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

Reserves for returns and allowances are recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. Beginning in the first quarter of 2010, reserves for markdowns and discounts earned by customers in the period were recorded as offsets to accounts receivable as settlements were made through offsets to outstanding customer invoices. Historically, the majority of these amounts were recorded as accrued expenses as settlements were made through cash disbursements.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment had no impact on our consolidated financial statements.

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

We use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on inter-company transactions and projected inventory purchases for our Canadian subsidiary. We also use foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on inter-company transactions for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on the foreign currency forward contracts outstanding as of March 31, 2010, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.02 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.74 EUR per $1.00. As of March 31, 2010, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was approximately $15.4 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was approximately $58.6 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of March 31, 2010, the fair value of our foreign currency forward contracts was a liability of $0.4 million, and was included in accrued expenses on the consolidated balance sheet. As of December 31, 2009 and March 31, 2009, the fair value of our foreign currency forward contract was an asset of $0.3 million and $1.4 million, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2010	2009
Unrealized foreign currency exchange rate losses	$(3,490)	$(1,045)
Realized foreign currency exchange rate gains (losses)	93	(889)
Unrealized derivative gains (losses)	(637)	203
Realized derivative gains	3,349	1,744

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 1, 2010 through April 1, 2010, we issued 287.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $1.64 per share, for an aggregate amount of consideration of approximately $471.8 thousand.

The issuance of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to written contract relating to compensation, as provided by Rule 701.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Under Armour, Inc. 2010 Non-Employee Director Compensation Plan

10.02	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan

10.03	Form of Performance-Based Stock Option Grant Agreement

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: May 5, 2010	By:	/S/ BRAD DICKERSON
Brad Dickerson
Chief Financial Officer