Form 10-Q
period 2010-06-30
Under Armour, Inc.
filed 2010-08-05
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 31, 2010, there were 38,403,673 shares of Class A Common Stock and 12,500,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2010	December 31, 2009	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$156,089	$187,297	$79,542
Accounts receivable, net	96,314	79,356	85,421
Inventories, net	179,150	148,488	181,365
Prepaid expenses and other current assets	24,658	19,989	23,621
Deferred income taxes	11,339	12,870	15,942

Total current assets	467,550	448,000	385,891
Property and equipment, net	74,900	72,926	74,753
Intangible assets, net	4,657	5,681	6,724
Deferred income taxes	17,993	13,908	10,071
Other long term assets	4,999	5,073	4,265

Total assets	$570,099	$545,588	$481,704

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$81,183	$68,710	$70,174
Accrued expenses	30,880	40,885	29,291
Current maturities of long term debt	8,174	9,178	8,046
Current maturities of capital lease obligations	12	97	230
Other current liabilities	2,634	1,292	460

Total current liabilities	122,883	120,162	108,201
Long term debt, net of current maturities	7,406	10,948	12,045
Capital lease obligation, net of current maturities	—	—	12
Other long term liabilities	16,695	14,481	13,778

Total liabilities	146,984	145,591	134,036

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 100,000,000 shares authorized as of June 30, 2010, December 31, 2009 and June 30, 2009; 38,387,401 shares issued and outstanding as of June 30, 2010, 37,747,647 shares issued and outstanding as of December 31, 2009, 37,466,261 shares issued and outstanding as of June 30, 2009	13	13	12
Class B Convertible Common Stock, $0.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of June 30, 2010, December 31, 2009 and June 30, 2009	4	4	4
Additional paid-in capital	206,898	197,342	185,943
Retained earnings	212,780	202,188	161,412
Unearned compensation	—	(14)	(28)
Accumulated other comprehensive income	3,420	464	325

Total stockholders’ equity	423,115	399,997	347,668

Total liabilities and stockholders’ equity	$570,099	$545,588	$481,704

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$204,786	$164,648	$434,193	$364,648
Cost of goods sold	104,860	90,919	226,636	201,695

Gross profit	99,926	73,729	207,557	162,953
Selling, general and administrative expenses	93,034	70,348	187,081	151,676

Income from operations	6,892	3,381	20,476	11,277
Interest expense, net	(580)	(583)	(1,126)	(1,443)
Other expense, net	(167)	(362)	(852)	(349)

Income before income taxes	6,145	2,436	18,498	9,485
Provision for income taxes	2,643	997	7,826	4,084

Net income	$3,502	$1,439	$10,672	$5,401

Net income available per common share
Basic	$0.07	$0.03	$0.21	$0.11
Diluted	$0.07	$0.03	$0.21	$0.11

Weighted average common shares outstanding
Basic	50,764	49,726	50,592	49,573
Diluted	51,059	50,577	50,986	50,503

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$10,672	$5,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,349	13,533
Unrealized foreign currency exchange rate (gains) losses	10,142	(2,964)
Stock-based compensation	6,268	5,272
Loss on disposal of property and equipment	21	37
Deferred income taxes	(4,031)	(4,535)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(2,726)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(22,498)	(2,376)
Inventories	(32,084)	302
Prepaid expenses and other assets	(215)	3,350
Accounts payable	13,577	(2,863)
Accrued expenses and other liabilities	(3,160)	3,547
Income taxes payable and receivable	(3,640)	(11,148)

Net cash provided by (used in) operating activities	(12,325)	7,302

Cash flows from investing activities
Purchase of property and equipment	(15,209)	(11,564)
Purchase of trust-owned life insurance policies	(325)	(5)

Net cash used in investing activities	(15,534)	(11,569)

Cash flows from financing activities
Payments on revolving credit facility	—	(25,000)
Proceeds from long term debt	—	3,567
Payments on long term debt	(4,546)	(3,609)
Payments on capital lease obligations	(85)	(216)
Excess tax benefits from stock-based compensation arrangements	1,445	3,317
Payments of deferred financing costs	—	(1,354)
Proceeds from exercise of stock options and other stock issuances	2,310	3,021

Net cash used in financing activities	(876)	(20,274)
Effect of exchange rate changes on cash and cash equivalents	(2,473)	2,041

Net decrease in cash and cash equivalents	(31,208)	(22,500)

Cash and cash equivalents
Beginning of period	187,297	102,042

End of period	$156,089	$79,542

Non-cash investing and financing activities
Purchase of property and equipment through certain obligations	$1,165	$1,589
Purchase of intangible asset through certain obligations	—	2,105

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair presentation of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009 (the “2009 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other portions thereof.

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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2010	19.8%	10.0%	6.1%
Six months ended June 30, 2009	20.7%	9.9%	5.2%

Accounts receivable
As of June 30, 2010	25.1%	12.8%	9.1%
As of December 31, 2009	17.6%	10.7%	6.0%
As of June 30, 2009	23.4%	10.0%	5.5%

Allowance for Doubtful Accounts

As of June 30, 2010, December 31, 2009 and June 30, 2009, the allowance for doubtful accounts was $4.8 million, $5.2 million and $4.8 million, respectively.

Sales Returns, Allowances, Markdowns and Discounts

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and markdowns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determined that actual or expected returns or allowances were significantly greater or lower than the reserves it had established, it would record a decrease or an increase, as appropriate, to net sales in the period in which the Company made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

Reserves for returns and allowances are recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. Beginning in the first quarter of 2010, reserves for markdowns and discounts earned by customers in the period have been recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. In prior periods, the majority of these amounts were recorded as accrued expenses as settlements were made through cash disbursements. As of June 30, 2010, there were $7.7 million in customer markdowns and discounts recorded as offsets to accounts receivable, and no amounts were recorded as accrued expenses. As of December 31, 2009 and June 30, 2009, there were no significant customer markdowns or discounts recorded as offsets to accounts receivable, and $6.9 million and $7.4 million were recorded as accrued expenses, respectively.

Income Taxes

The Company recorded $2.6 million and $1.0 million of income tax expense for the three months ended June 30, 2010 and 2009, respectively, and $7.8 million and $4.1 million of income tax expense for the six months ended June 30, 2010 and 2009, respectively. The effective rates for income taxes were 42.3% and 43.1% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010 was lower than the effective tax rate for the six months ended June 30, 2009 primarily due to decreased losses in foreign subsidiaries and certain tax strategies implemented by the Company in 2010. The Company’s annual 2010 effective tax rate is expected to be improved from its 2009 annual effective tax rate of 43.2% due to the drivers noted above.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. Outbound freight costs associated with shipping goods to customers are recorded as cost of goods sold. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include internal costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $3.4 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, and $7.0 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment in the first quarter of 2010 did not have any impact on the Company’s consolidated financial statements.

Reclassifications

Outbound freight costs associated with shipping goods of $2.0 million and $4.7 million included in selling, general and administrative expenses for the three and six months ended June 30, 2009, respectively, were reclassified to cost of goods sold to conform to the presentation for the three and six months ended June 30, 2010. In addition, costs of $1.4 million and $2.8 million associated with the Company’s sourcing offices and Special Make-Up Shop included in cost of goods sold for the three and six months ended June 30, 2009, respectively, were reclassified to selling, general and administrative expenses to conform to the presentation for the three and six months ended June 30, 2010. The Company began reclassifying these amounts in the first quarter of 2010 and believes these changes were appropriate given its view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications will more closely align with the way the Company manages its business.

3. Inventories, Net

Inventories consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Finished goods	$184,750	$155,596	$187,585
Raw materials	892	785	636
Work-in-process	23	71	5

Subtotal inventories	185,665	156,452	188,226
Inventories reserve	(6,515)	(7,964)	(6,861)

Total inventories, net	$179,150	$148,488	$181,365

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

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of June 30, 2010. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of June 30, 2010, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

Borrowings under the revolving credit facility bear interest based on the daily balance outstanding at a LIBOR rate option (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases at the Company’s discretion, a base rate option (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). The revolving credit facility also carries a commitment fee varying from 0.38% to 0.5% of the committed line amount less outstanding borrowings and letters of credit. The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as defined in the credit agreement.

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

As of June 30, 2010, borrowings under the $200 million revolving credit facility were limited to approximately $130.0 million based on the Company’s eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% during the six months ended June 30, 2009. No balances were outstanding under the current revolving credit facility during the three months ended June 30, 2009 and six months ended June 30, 2010.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $27.4 million was available as of June 30, 2010. At June 30, 2010, December 31, 2009 and June 30, 2009, the outstanding principal balance under these agreements was $15.6 million, $20.1 million and $20.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 5.9% and 6.0% for the three months ended June 30, 2010 and 2009, respectively, and 5.9% for each of the six months ended June 30, 2010 and 2009.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities; however, instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

Interest expense was $0.6 million for each of the three months ended June 30, 2010 and 2009, and $1.1 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the revolving credit and long term debt facilities.

5. Commitments and Contingencies

There were no significant changes to the contractual obligations reported in the 2009 Form 10-K.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of June 30, 2010 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 8)	$—	$609	$—
Trust owned life insurance policies (“TOLI”) held by the Rabbi Trust	—	2,917	—
Deferred Compensation Plan obligations	—	(2,876)	—

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

7. Stock-Based Compensation

During the six months ended June 30, 2010, 127.5 thousand shares of restricted stock and 234.0 thousand stock options were awarded to certain officers and key employees under the Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“the 2005 Plan”). The restricted stock and stock options have a vesting term of four years. The stock options have a term of ten years and a weighted average exercise price of $30.24, based on the closing price of the Company’s Class A Common Stock on the date of grant. The weighted average fair value of the stock options was $16.71 and was estimated using the Black-Sholes option-pricing model consistent with the weighted average assumptions included within the 2009 Form 10-K.

In addition, in March 2010, 1.1 million performance-based stock options were awarded to certain officers and key employees under the 2005 Plan. The performance-based stock options have vesting that is tied to the achievement of a certain combined annual operating income target for 2011 and 2012. Upon the achievement of the combined operating income target, 50% of the options will vest and the remaining 50% will vest one year later. If certain lower levels of combined operating income for 2011 and 2012 are achieved, fewer or no options will vest at that time and one year later, and the remaining stock options will be forfeited. The weighted average fair value of the performance-based stock options was $16.38 and was estimated using the Black-Sholes option-pricing model consistent with the weighted average assumptions included within the 2009 Form 10-K. As of June 30, 2010, the Company had not recorded stock based compensation expense for these performance-based stock options as the Company was unable to predict with certainty whether the combined operating income targets would be reached. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. When it becomes probable that the performance targets related to these performance-based stock options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. A cumulative adjustment of $1.8 million would have been recorded at June 30, 2010 had the achievement of the operating income targets been probable.

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates mainly relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. Since August 2007, the Company has entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its Canadian subsidiary. Since December 2008, the Company has entered into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions for its European subsidiary.

As of June 30, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $16.3 million with contract maturities of 1 month. As of June 30, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $51.2 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net. As of June 30, 2010, December 31, 2009 and June 30, 2009, the fair values of the Company’s foreign currency forward contracts were assets of $0.6 million, $0.3 million and $0.2 million, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Unrealized foreign currency exchange rate gains (losses)	$(6,652)	$4,009	$(10,142)	$2,964
Realized foreign currency exchange rate gains (losses)	689	89	782	(800)
Unrealized derivative gains (losses)	944	(1,290)	307	(1,087)
Realized derivative gains (losses)	4,852	(3,170)	8,201	(1,426)

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

9. Comprehensive Income

Comprehensive income by period is stated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net income	$3,502	$1,439	$10,672	$5,401
Other comprehensive income (loss)
Changes in cumulative translation adjustment	1,823	(358)	2,956	(80)

Total comprehensive income	$5,325	$1,081	$13,628	$5,321

10. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator
Net income	$3,502	$1,439	$10,672	$5,401
Net income attributable to participating securities	(32)	(16)	(96)	(59)

Net income available to common shareholders (1)	$3,470	$1,423	$10,576	$5,342

Denominator
Weighted average common shares outstanding	50,320	49,201	50,153	49,025
Effect of dilutive securities	295	851	395	930

Weighted average common shares and dilutive securities outstanding	50,615	50,052	50,548	49,955

Earnings per share - basic	$0.07	$0.03	$0.21	$0.11
Earnings per share - diluted	$0.07	$0.03	$0.21	$0.11
(1) Basic weighted average common shares outstanding	50,320	49,201	50,153	49,025
Basic weighted average common shares outstanding and participating securities	50,764	49,726	50,592	49,573
Percentage allocated to common stockholders	99.1%	98.9%	99.1%	98.9%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units, and warrants representing 1.3 million and 1.1 million shares of common stock outstanding for the three months ended June 30, 2010 and 2009, respectively, and 1.3 million and 1.2 million shares of common stock outstanding for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

11. Segment Data and Related Information

The Company has historically operated within one operating and reportable segment based on how the Chief Operating Decision Maker (“CODM”) manages the business. Beginning with the second quarter of 2010, the Company’s operating segments changed to reflect how the CODM makes decisions about allocating resources and assessing performance. In order to make these decisions, the CODM now receives discrete financial information by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. The Company’s new operating segments are based on these geographic regions. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. As the Latin America, EMEA and Asia operating segments do not meet the quantitative thresholds for individual disclosure as reportable segments, they were combined into other foreign countries.

The geographic distribution of the Company’s net revenues, operating income and total assets are summarized in the following tables based on the location of its customers and operations. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure. Prior period data included below was reclassified to conform to the current period presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net revenues
North America	$196,008	$157,956	$411,766	$350,498
Other foreign countries	8,778	6,692	22,427	14,150

Total net revenues	$204,786	$164,648	$434,193	$364,648

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Operating income
North America	$6,211	$4,360	$18,974	$13,625
Other foreign countries	681	(979)	1,502	(2,348)

Total operating income	6,892	3,381	20,476	11,277
Interest expense, net	(580)	(583)	(1,126)	(1,443)
Other expense, net	(167)	(362)	(852)	(349)

Income before income taxes	$6,145	$2,436	$18,498	$9,485

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Total assets
North America	$529,268	$493,726	$447,086
Other foreign countries	40,831	51,862	34,618

Total assets	$570,099	$545,588	$481,704

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Apparel	$150,205	$112,040	$322,841	$244,279
Footwear	35,820	37,496	78,778	94,427
Accessories	8,857	7,012	16,375	12,788

Total net sales	194,882	156,548	417,994	351,494
License revenues	9,904	8,100	16,199	13,154

Total net revenues	$204,786	$164,648	$434,193	$364,648

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “predicts,” “outlook,” “potential,” the negative of these terms or other comparable terminology.

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

We are a growth company as evidenced by the increase in net revenues to $856.4 million in 2009 from $281.1 million in 2005. We reported net revenues of $434.2 million for the first six months of 2010, which represented a 19.1% increase from the first six months of 2009. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of many of our products. We plan to continue to increase our net revenues over the long term by increased sales of our products, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion of international markets. Our direct to consumer sales channel includes sales through our website and factory house and specialty stores. We are currently developing new products and product categories, including basketball footwear, for introduction in the future.

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

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on products such as socks, headwear, bags, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. We are currently developing our own headwear and bags, and beginning in 2011, these products will be sold by us rather than by one of our licensees.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $3.4 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, and $7.0 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits and incentive and stock-based compensation expense related to the employee. Our marketing costs are an important driver of our growth. For the full year 2010, we expect to invest in marketing in the range of 12% to 13% of net revenues. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, the majority of our direct to consumer sales channel costs, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

Other expense, net consists of unrealized and realized gains and losses on our derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Reclassifications

Outbound freight costs associated with shipping goods of $2.0 million and $4.7 million included in selling, general and administrative expenses for the three and six months ended June 30, 2009, respectively, were reclassified to cost of goods sold to conform to the presentation for the three and six months ended June 30, 2010. In addition, costs of $1.4 million and $2.8 million associated with our sourcing offices and SMU Shop included in cost of goods sold for the three and six months ended June 30, 2009, respectively, were reclassified to selling, general and administrative expenses to conform to the presentation for the three and six months ended June 30, 2010. We began reclassifying these amounts in the first quarter of 2010 and believe these changes were appropriate given our view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications will more closely align with the way we manage our business.

Lastly, prior period stock-based compensation expense included in the corporate services selling, general and administrative expense category for the three and six months ended June 30, 2009 was reclassified among the appropriate selling, general and administrative expense categories based on the category in which the stock-based compensation award recipient was included to conform to the presentation for the three and six months ended June 30, 2010.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net revenues	$204,786	$164,648	$434,193	$364,648
Cost of goods sold	104,860	90,919	226,636	201,695

Gross profit	99,926	73,729	207,557	162,953
Selling, general and administrative expenses	93,034	70,348	187,081	151,676

Income from operations	6,892	3,381	20,476	11,277
Interest expense, net	(580)	(583)	(1,126)	(1,443)
Other expense, net	(167)	(362)	(852)	(349)

Income before income taxes	6,145	2,436	18,498	9,485
Provision for income taxes	2,643	997	7,826	4,084

Net income	$3,502	$1,439	$10,672	$5,401

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.2	55.2	52.2	55.3

Gross profit	48.8	44.8	47.8	44.7
Selling, general and administrative expenses	45.4	42.7	43.1	41.6

Income from operations	3.4	2.1	4.7	3.1
Interest expense, net	(0.3)	(0.4)	(0.2)	(0.4)
Other expense, net	(0.1)	(0.2)	(0.2)	(0.1)

Income before income taxes	3.0	1.5	4.3	2.6
Provision for income taxes	1.3	0.6	1.8	1.1

Net income	1.7%	0.9%	2.5%	1.5%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net revenues increased $40.2 million, or 24.4%, to $204.8 million for the three months ended June 30, 2010 from $164.6 million for the same period in 2009. This increase was primarily the result of an increase in our apparel net sales as noted in the following tables.

Net revenues by geographic region are summarized below:

	Three Months Ended June 30,
(In thousands)	2010	2009	$ Change	% Change
North America	$196,008	$157,956	$38,052	24.1%
Other foreign countries	8,778	6,692	2,086	31.2%

Total net revenues	$204,786	$164,648	$40,138	24.4%

Net revenues in North America increased $38.0 million to $196.0 million for the three months ended June 30, 2010 from $158.0 million for the same period in 2009 primarily due to increased net sales in apparel. Refer below for further information. Net revenues in other foreign countries increased by $2.1 million to $8.8 million for the three months ended June 30, 2010 from $6.7 million for the same period in 2009 primarily due to increased product distribution by our licensee in Japan.

Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2010	2009	$ Change	% Change
Apparel	$150,205	$112,040	$38,165	34.1%
Footwear	35,820	37,496	(1,676)	(4.5)
Accessories	8,857	7,012	1,845	26.3

Total net sales	194,882	156,548	38,334	24.5
License revenues	9,904	8,100	1,804	22.3

Total net revenues	$204,786	$164,648	$40,138	24.4%

Net sales increased $38.4 million, or 24.5%, to $194.9 million for the three months ended June 30, 2010 from $156.5 million during the same period in 2009. The increase in net sales primarily reflects:

•	$16.4 million, or 60.2%, increase in direct to consumer net sales; and

•	unit growth driven by increased distribution and new offerings in multiple apparel product categories, most significantly in our training, base layer, underwear, golf and football categories.

License revenues increased $1.8 million, or 22.3%, to $9.9 million for the three months ended June 30, 2010 from $8.1 million during the same period in 2009. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $26.2 million to $99.9 million for the three months ended June 30, 2010 from $73.7 million for the same period in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 400 basis points to 48.8% for the three months ended June 30, 2010 compared to 44.8% during the same period in 2009. The increase in gross margin percentage was primarily driven by the following:

•	increased direct to consumer higher margin sales, accounting for an approximate 130 basis point increase;

•	more favorable apparel product mix and sourcing relative to margins, as well as improved outbound freight costs, accounting for an approximate 120 basis point increase;

•	decreased sales returns, markdowns and apparel liquidations, accounting for an approximate 100 basis point increase; and

•	lower proportion of total sales year over year from footwear which have lower margins than our apparel, accounting for an approximate 50 basis point increase.

Selling, general and administrative expenses increased $22.7 million to $93.0 million for the three months ended June 30, 2010 from $70.3 million for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses increased to 45.4% for the three months ended June 30, 2010 from 42.7% for the same period in 2009. These changes were primarily attributable to the following:

•

Marketing costs increased $5.6 million to $27.4 million for the three months ended June 30, 2010 from $21.8 million for the same period in 2009 primarily due to increased sponsorships of collegiate and professional teams and athletes, increased media costs, additional personnel costs and online advertising. As a percentage of net revenues, marketing costs increased slightly to 13.4% for the three months ended June 30, 2010 from 13.3% for the same period in 2009.

•

Selling costs increased $5.9 million to $21.2 million for the three months ended June 30, 2010 from $15.3 million for the same period in 2009. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores and higher selling personnel costs in other areas for the three months ended June 30, 2010 as compared to the same period in 2009. As a percentage of net revenues, selling costs increased to 10.4% for the three months ended June 30, 2010 from 9.3% for the same period in 2009 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores.

•

Product innovation and supply chain costs increased $6.3 million to $22.2 million for the three months ended June 30, 2010 from $15.9 million for the same period in 2009 primarily due to higher distribution facilities operating and personnel costs to support our current growth in net revenues and higher investments in personnel for the design and sourcing of our expanding product lines to support our future growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 10.8% for the three months ended June 30, 2010 from 9.6% for the same period in 2009 due to the items noted above.

•

Corporate services costs increased $4.9 million to $22.2 million for the three months ended June 30, 2010 from $17.3 million for the same period in 2009. This increase was attributable primarily to higher corporate personnel and facility costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 10.8% for the three months ended June 30, 2010 from 10.5% for the same period in 2009 primarily due to the items noted above.

Income from operations increased $3.5 million, or 103.8%, to $6.9 million for the three months ended June 30, 2010 from $3.4 million for the same period in 2009. Income from operations as a percentage of net revenues increased to 3.4% for the three months ended June 30, 2010 from 2.1% for the same period in 2009. This increase was a result of the items discussed above.

Interest expense, net remained unchanged at $0.6 million for the three months ended June 30, 2010 and 2009.

Other expense, net decreased $0.2 million to $0.2 million for the three months ended June 30, 2010 from $0.4 million for the same period in 2009. The decrease was due to lower net losses on the combined foreign currency exchange rate changes on transactions denominated in the Euro and Canadian dollar and our derivative financial instruments as compared to the 2009 period.

Provision for income taxes increased $1.6 million to $2.6 million during the three months ended June 30, 2010 from $1.0 million during the same period in 2009. For the three months ended June 30, 2010, our effective tax rate was 43.0% compared to 40.9% for the same period in 2009. The effective tax rate for the three months ended June 30, 2010 was higher than the effective tax rate for the three months ended June 30, 2009 primarily due to discrete items recorded during the second quarter of 2009 that reduced the effective tax rate for the period. Our annual 2010 effective tax rate is expected to be improved from our 2009 annual effective tax rate of 43.2% due to decreased losses in foreign subsidiaries and certain tax strategies implemented in 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenues increased $69.6 million, or 19.1%, to $434.2 million for the six months ended June 30, 2010 from $364.6 million for the same period in 2009. This increase was primarily the result of an increase in our apparel net sales as noted in the following tables.

Net revenues by geographic region are summarized below:

	Six Months Ended June 30,
(In thousands)	2010	2009	$ Change	% Change
North America	$411,766	$350,498	$61,268	17.5%
Other foreign countries	22,427	14,150	8,277	58.5

Total net revenues	$434,193	$364,648	$69,545	19.1%

Net revenues in North America increased $61.3 million to $411.8 million for the six months ended June 30, 2010 from $350.5 million for the same period in 2009 primarily due to increased net sales in apparel. Refer below for further information. Net revenues in other foreign countries increased by $8.2 million to $22.4 million for the six months ended

June 30, 2010 from $14.2 million for the same period in 2009 primarily due to increased product sales in our EMEA operating segment.

Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2010	2009	$ Change	% Change
Apparel	$322,841	$244,279	$78,562	32.2%
Footwear	78,778	94,427	(15,649)	(16.6)
Accessories	16,375	12,788	3,587	28.0

Total net sales	417,994	351,494	66,500	18.9
License revenues	16,199	13,154	3,045	23.1

Total net revenues	$434,193	$364,648	$69,545	19.1%

Net sales increased $66.5 million, or 18.9%, to $418.0 million for the six months ended June 30, 2010 from $351.5 million during the same period in 2009. The increase in net sales primarily reflects:

•	$33.9 million, or 66.1%, increase in direct to consumer net sales; and

•

unit growth driven by increased distribution and new offerings in multiple apparel product categories, most significantly in our training, base layer, underwear, golf, fishing and hunting categories; partially offset by

•	$15.6 million decrease in footwear sales. We previously indicated running and training footwear revenues were expected to decline in 2010 compared to 2009.

License revenues increased $3.0 million, or 23.1%, to $16.2 million for the six months ended June 30, 2010 from $13.2 million during the same period in 2009. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new license agreements.

Gross profit increased $44.6 million to $207.6 million for the six months ended June 30, 2010 from $163.0 million for the same period in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 310 basis points to 47.8% for the six months ended June 30, 2010 compared to 44.7% during the same period in 2009. The increase in gross margin percentage was primarily driven by the following:

•	more favorable apparel product mix and sourcing relative to margins, as well as improved outbound freight costs accounting for an approximate 110 basis point increase;

•	increased direct to consumer higher margin sales, accounting for an approximate 110 basis point increase; and

•	decreased sales returns, markdowns and inventory reserves, partially offset by increased apparel and footwear liquidations, accounting for an approximate 90 basis point increase.

Selling, general and administrative expenses increased $35.4 million to $187.1 million for the six months ended June 30, 2010 from $151.7 million for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses increased to 43.1% for the six months ended June 30, 2010 from 41.6% for the same period in 2009. These changes were primarily attributable to the following:

•

Marketing costs increased $3.1 million to $58.6 million for the six months ended June 30, 2010 from $55.5 million for the same period in 2009 primarily due to increased sponsorships of collegiate and professional teams and athletes, additional personnel costs and online advertising. These increases were partially offset by lower marketing costs for specific customers, including our in-store brand campaign, and lower print and media costs as compared to the prior year period which had higher marketing costs to support the introduction of our performance running footwear in the prior year period. As a percentage of net revenues, marketing costs decreased to 13.5% for the six months ended June 30, 2010 from 15.2% for the same period in 2009 primarily due to lower costs for specific customers and lower print and media costs in the prior year period as described above.

•

Selling costs increased $10.8 million to $40.9 million for the six months ended June 30, 2010 from $30.1 million for the same period in 2009. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores and higher selling personnel costs in other areas for the six months ended June 30, 2010 as compared to the same period in 2009. As a percentage of net revenues, selling costs increased to 9.4% for the six months ended June 30, 2010 from 8.2% for the same period in 2009 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores.

•

Product innovation and supply chain costs increased $12.3 million to $44.2 million for the six months ended June 30, 2010 from $31.9 million for the same period in 2009 primarily due to higher distribution facilities operating and personnel costs to support our current growth in net revenues and higher investments in personnel for the design and sourcing of our expanding product lines to support our future growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 10.2% for the six months ended June 30, 2010 from 8.8% for the same period in 2009 due to the items noted above.

•

Corporate services costs increased $9.2 million to $43.4 million for the six months ended June 30, 2010 from $34.2 million for the same period in 2009. This increase was attributable primarily to higher corporate personnel and facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 10.0% for the six months ended June 30, 2010 from 9.4% for the same period in 2009 primarily due to the items noted above.

Income from operations increased $9.2 million, or 81.6%, to $20.5 million for the six months ended June 30, 2010 from $11.3 million for the same period in 2009. Income from operations as a percentage of net revenues increased to 4.7% for the six months ended June 30, 2010 from 3.1% for the same period in 2009. This increase was a result of the items discussed above.

Interest expense, net decreased $0.3 million to $1.1 million for the six months ended June 30, 2010 from $1.4 million for the same period in 2009. This decrease was primarily due to the write off of deferred financing costs related to the termination of our prior revolving credit facility during the six months ended June 30, 2009.

Other expense, net increased $0.6 million to $0.9 million for the six months ended June 30, 2010 from $0.3 million for the same period in 2009. The increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in the Euro and Canadian dollar and our derivative financial instruments as compared to the 2009 period.

Provision for income taxes increased $3.7 million to $7.8 million during the six months ended June 30, 2010 from $4.1 million during the same period in 2009. For the six months ended June 30, 2010, our effective tax rate was 42.3% compared to 43.1% for the same period in 2009. The effective tax rate for the six months ended June 30, 2010 was lower than the effective tax rate for the six months ended June 30, 2009 primarily due to decreased losses in foreign subsidiaries and certain tax strategies implemented in 2010. Our annual 2010 effective tax rate is expected to be improved from our 2009 annual effective tax rate of 43.2% due to the drivers noted above.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. We fund our working capital, primarily inventory, and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings available primarily under our long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores and investment and improvements in information technology systems.

Our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels. However, we do expect several factors to contribute to inventory growth in excess of sales growth during the last two quarters of 2010. We will be increasing our safety stock in core product offerings to better meet consumer demand. Core product offerings are products that we generally plan to have available for sale over the next twelve months and beyond at full price. In addition, beginning in 2011, headwear and bags will be sold by us rather than by one of our licensees, which will also contribute to our expected inventory growth.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$(12,325)	$7,302
Investing activities	(15,534)	(11,569)
Financing activities	(876)	(20,274)
Effect of exchange rate changes on cash and cash equivalents	(2,473)	2,041

Net decrease in cash and cash equivalents	$(31,208)	$(22,500)

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

Cash used in operating activities increased $19.6 million to $12.3 million for the six months ended June 30, 2010 from cash provided by operating activities of $7.3 million during the same period in 2009. The increase in cash used in operating activities was due to increased net cash outflows from operating assets and liabilities of $38.8 million, partially offset by adjustments to net income for non-cash items which increased $13.9 million period over period and additional net income of $5.3 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

increased investments in inventory of $32.4 million, partially offset by an increase in accounts payable of $16.4 million, which was primarily driven by increased demand period over period as compared to lower investments in inventory in the prior period as a result of inventory management initiatives; and

•

a larger increase in accounts receivable of $20.1 million in the first six months of 2010 as compared to the same period in 2009 primarily due to a 24.5% increase in net sales during the second quarter of 2010.

Adjustments to net income for non-cash items increased in the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to unrealized foreign currency exchange rate losses in the 2010 period as compared to unrealized foreign currency exchange rate gains in the prior period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $3.9 million to $15.5 million for the six months ended June 30, 2010 from $11.6 million for the same period in 2009. This increase in cash used in investing activities is primarily due to increased investments in our direct to consumer sales channel and corporate and distribution facilities partially offset by lower investments in our in-store fixture program and branded concept shops.

Capital investments for the full year 2010 are anticipated to be in the range of $35.0 million to $40.0 million.

Financing Activities

Cash used in financing activities decreased $19.4 million to $0.9 million for the six months ended June 30, 2010 from $20.3 million for the same period in 2009. This decrease was primarily due to the final payment made on our prior revolving credit facility that was terminated during the 2009 period, partially offset by lower borrowings under our long term debt facilities during the six months ended June 30, 2010 as compared to the prior year period.

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

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which $3.5 million was outstanding as of June 30, 2010. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of June 30, 2010, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

Borrowings under the revolving credit facility bear interest based on the daily balance outstanding at a LIBOR rate option (with LIBOR subject to a rate floor of 1.25%) plus an applicable margin (varying from 2.0% to 2.5%) or, in certain cases at our discretion, a base rate option (based on the prime rate or as otherwise specified in the credit agreement, with the base rate subject to a rate floor of 2.25%) plus an applicable margin (varying from 1.0% to 1.5%). The revolving credit facility also carries a commitment fee varying from 0.38% to 0.5% of the committed line amount less outstanding borrowings and letters of credit. The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement.

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

As of June 30, 2010, borrowings under our $200 million revolving credit facility were limited to approximately $130.0 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% during the six months ended June 30, 2009. No balances were outstanding under the current revolving credit facility during the three months ended June 30, 2009 and the six months ended June 30, 2010.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $27.4 million was available as of June 30, 2010. At June 30, 2010, December 31, 2009 and June 30, 2009, the outstanding principal balance under these agreements was $15.6 million, $20.1 million and $20.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.9% and 6.0% for the three months ended June 30, 2010 and 2009, respectively, and 5.9% for each of the six months ended June 30, 2010 and 2009.

We monitor the financial health and stability of our lenders under our revolving credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

Contractual Commitments and Contingencies

There were no significant changes to the contractual obligations reported in our 2009 Form 10-K other than those which occur in the normal course of business (primarily changes in our product purchase obligations which fluctuate throughout the year as a result of the seasonality of our business).

Critical Accounting Policies and Estimates

Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. Judgments must be made about the disclosure of contingent liabilities as well. Actual results could be significantly different from these estimates.

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2009 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2009 Form 10-K. There were no significant changes to our critical accounting policies during the six months ended June 30, 2010 other than the change in the accounting treatment of markdowns and discounts noted below.

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

Reserves for returns and allowances are recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. Beginning in the first quarter of 2010, reserves for markdowns and discounts earned by customers in the period have been recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. In prior periods, the majority of these amounts were recorded as accrued expenses as settlements were made through cash disbursements.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment in the first quarter of 2010 did not have any impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize international revenues in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our international revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. These exposures are included in other expense, net on the consolidated statements of income.

We use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on intercompany transactions and projected inventory purchases for our Canadian subsidiary. We also use foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions for our European subsidiary. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on the foreign currency forward contracts outstanding as of June 30, 2010, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.03 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.81 EUR per $1.00. As of June 30, 2010, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was approximately $16.3 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was approximately $51.2 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net on the consolidated statements of income. As of June 30, 2010, December 31, 2009 and June 30, 2009, the fair values of our foreign currency forward contracts were assets of $0.6 million, $0.3 million and $0.2 million, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheets.

Other expense, net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Unrealized foreign currency exchange rate gains (losses)	$(6,652)	$4,009	$(10,142)	$2,964
Realized foreign currency exchange rate gains (losses)	689	89	782	(800)
Unrealized derivative gains (losses)	944	(1,290)	307	(1,087)
Realized derivative gains (losses)	4,852	(3,170)	8,201	(1,426)

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

From April 29, 2010 through June 14, 2010, we issued 156.3 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $4.19 per share, for an aggregate amount of consideration of approximately $654.5 thousand.

The issuance of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to written contract relating to compensation, as provided by Rule 701.

ITEM 6.	EXHIBITS

Exhibit No.

10.01	Third Amendment to the Credit Agreement dated as of July 19, 2010 among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company.

10.02	Agreement and General Release by and between the Company and David W. McCreight dated July 12, 2010.

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: August 5, 2010	By:	/S/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer