Form 10-Q
period 2010-09-30
Under Armour, Inc.
filed 2010-11-03
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

        As of October 31, 2010, there were 38,496,515 shares of Class A Common Stock and 12,500,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2010	December 31, 2009	September 30, 2009
Assets
Current assets
Cash and cash equivalents	$133,936	$187,297	$93,376
Accounts receivable, net	174,207	79,356	145,043
Inventories, net	196,170	148,488	152,753
Prepaid expenses and other current assets	21,088	19,989	16,041
Deferred income taxes	10,944	12,870	12,178

Total current assets	536,345	448,000	419,391
Property and equipment, net	76,559	72,926	73,557
Intangible assets, net	4,148	5,681	6,203
Deferred income taxes	20,516	13,908	12,078
Other long term assets	5,295	5,073	4,839

Total assets	$642,863	$545,588	$516,068

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,815	$68,710	$59,257
Accrued expenses	43,685	40,885	41,949
Current maturities of long term debt	8,067	9,178	8,135
Current maturities of capital lease obligations	—	97	157
Other current liabilities	9,767	1,292	5,852

Total current liabilities	152,334	120,162	115,350
Long term debt, net of current maturities	10,476	10,948	9,985
Other long term liabilities	18,662	14,481	13,219

Total liabilities	181,472	145,591	138,554

Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 100,000,000 shares authorized as of September 30, 2010, December 31, 2009 and September 30, 2009; 38,480,071 shares issued and outstanding as of September 30, 2010, 37,747,647 shares issued and outstanding as of December 31, 2009, 37,645,473 shares issued and outstanding as of September 30, 2009	13	13	13
Class B Convertible Common Stock, $0.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of September 30, 2010, December 31, 2009 and September 30, 2009	4	4	4
Additional paid-in capital	213,272	197,342	190,576
Retained earnings	247,074	202,188	186,986
Unearned compensation	—	(14)	(20)
Accumulated other comprehensive income (loss)	1,028	464	(45)

Total stockholders’ equity	461,391	399,997	377,514

Total liabilities and stockholders’ equity	$642,863	$545,588	$516,068

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$328,568	$269,546	$762,761	$634,194
Cost of goods sold	161,196	136,226	387,832	337,921

Gross profit	167,372	133,320	374,929	296,273
Selling, general and administrative expenses	110,683	86,257	297,764	237,933

Income from operations	56,689	47,063	77,165	58,340
Interest expense, net	(542)	(466)	(1,668)	(1,909)
Other income (expense), net	(184)	96	(1,036)	(253)

Income before income taxes	55,963	46,693	74,461	56,178
Provision for income taxes	21,106	20,511	28,932	24,595

Net income	$34,857	$26,182	$45,529	$31,583

Net income available per common share
Basic	$0.68	$0.52	$0.90	$0.64
Diluted	$0.68	$0.52	$0.89	$0.62

Weighted average common shares outstanding
Basic	50,926	50,046	50,703	49,731
Diluted	51,168	50,749	51,047	50,585

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	37,748	$13	12,500	$4	$197,342	$202,188	$(14)	$464		$399,997
Exercise of stock options	640	—	—	—	2,909	—	—	—		2,909
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(19)	—	—	—	—	(643)	—	—		(643)
Issuance of Class A Common Stock, net of forfeitures	111	—	—	—	888	—	—	—		888
Stock-based compensation expense	—	—	—	—	9,990	—	14	—		10,004
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	2,143	—	—	—		2,143
Comprehensive income :
Net income	—	—	—	—	—	45,529	—	—	$45,529	45,529
Foreign currency translation adjustment	—	—	—	—	—	—	—	564	564	564

Comprehensive income									$46,093

Balance as of September 30, 2010	38,480	$13	12,500	$4	$213,272	$247,074	$—	$1,028		$461,391

Balance as of December 31, 2008	36,809	$12	12,500	$4	$174,725	$156,011	$(60)	$405		$331,097
Exercise of stock options	782	1	—	—	3,480	—	—	—		3,481
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(26)	—	—	—	—	(608)	—	—		(608)
Issuance of Class A Common Stock, net of forfeitures	80	—	—	—	1,231	—	—	—		1,231
Stock-based compensation expense	—	—	—	—	7,720	—	40	—		7,760
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	3,420	—	—	—		3,420
Comprehensive income :
Net income	—	—	—	—	—	31,583	—	—	$31,583	31,583
Foreign currency translation adjustment, net of tax of $122	—	—	—	—	—	—	—	(450)	(450)	(450)

Comprehensive income									$31,133

Balance as of September 30, 2009	37,645	$13	12,500	$4	$190,576	$186,986	$(20)	$(45)		$377,514

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$45,529	$31,583
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	23,191	20,795
Unrealized foreign currency exchange rate (gains) losses	4,127	(6,135)
Stock-based compensation	10,046	7,760
Loss on disposal of property and equipment	44	37
Deferred income taxes	(5,116)	(2,441)
Changes in reserves for doubtful accounts, returns, discounts and inventories	(4,077)	(1,213)
Changes in operating assets and liabilities:
Accounts receivable	(99,502)	(57,728)
Inventories	(44,583)	28,433
Prepaid expenses and other assets	(5,494)	371
Accounts payable	21,604	(13,885)
Accrued expenses and other liabilities	9,899	15,093
Income taxes payable and receivable	12,425	2,987

Net cash provided by (used in) operating activities	(31,907)	25,657

Cash flows from investing activities
Purchase of property and equipment	(22,533)	(16,049)
Purchase of trust-owned life insurance policies	(325)	(35)

Net cash used in investing activities	(22,858)	(16,084)

Cash flows from financing activities
Payments on revolving credit facility	—	(25,000)
Proceeds from long term debt	5,262	3,567
Payments on long term debt	(6,846)	(5,580)
Payments on capital lease obligations	(97)	(301)
Excess tax benefits from stock-based compensation arrangements	2,594	4,266
Payments of deferred financing costs	—	(1,354)
Proceeds from exercise of stock options and other stock issuances	3,796	4,331

Net cash provided by (used in) financing activities	4,709	(20,071)
Effect of exchange rate changes on cash and cash equivalents	(3,305)	1,832

Net decrease in cash and cash equivalents	(53,361)	(8,666)
Cash and cash equivalents
Beginning of period	187,297	102,042

End of period	$133,936	$93,376

Non-cash investing and financing activities
Purchase of property and equipment through certain obligations	$2,499	$2,358
Purchase of intangible asset through certain obligations	—	2,105

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2009 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009 (the “2009 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other portions thereof.

Concentration of Credit Risk

Financial instruments that subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable are due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. The most significant customers that accounted for a large portion of net revenues and accounts receivable were as follows:

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2010	19.9%	9.4%	5.3%
Nine months ended September 30, 2009	20.5%	10.3%	4.9%

Accounts receivable
As of September 30, 2010	23.9%	11.2%	5.9%
As of December 31, 2009	17.6%	10.7%	6.0%
As of September 30, 2009	21.7%	10.7%	4.7%

Allowance for Doubtful Accounts

As of September 30, 2010, December 31, 2009 and September 30, 2009, the allowance for doubtful accounts was $4.6 million, $5.2 million and $5.5 million, respectively.

Sales Returns, Allowances, Markdowns and Discounts

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and markdowns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determined that actual or expected returns or allowances were significantly higher or lower than the reserves it had established, it would record a decrease or an increase, as appropriate, to net sales in the period in which the Company made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

Reserves for returns and allowances are recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. Beginning in the first quarter of 2010, reserves for markdowns and discounts earned by customers in the period have been recorded as offsets to accounts receivable as settlements are made through offsets to outstanding customer invoices. In prior periods, the majority of these amounts were recorded as accrued expenses as settlements were made through cash disbursements. As of September 30, 2010, there were $8.7 million in customer markdowns and discounts recorded as offsets to accounts receivable, and no amounts were recorded as accrued expenses. As of December 31, 2009 and September 30, 2009, there were no significant customer markdowns or discounts recorded as offsets to accounts receivable, and $6.9 million and $6.4 million were recorded as accrued expenses, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing the realizability of deferred tax assets requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. Outbound freight costs associated with shipping goods to customers are recorded as cost of goods sold. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include internal costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $5.0 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively, and $12.0 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment in the first quarter of 2010 did not have any impact on the Company’s consolidated financial statements.

Reclassifications

Outbound freight costs associated with shipping goods of $2.4 million and $7.1 million included in selling, general and administrative expenses for the three and nine months ended September 30, 2009, respectively, were reclassified to cost of goods sold to conform to the presentation for the three and nine months ended September 30, 2010. In addition, costs of $1.7 million and $4.5 million associated with the Company’s sourcing offices and Special Make-Up Shop included in cost of goods sold for the three and nine months ended September 30, 2009, respectively, were reclassified to selling, general and administrative expenses to conform to the presentation for the three and nine months ended September 30, 2010. The Company began reclassifying these amounts in the first quarter of 2010 and believes these changes were appropriate given its view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications more closely align with the way the Company manages its business.

3. Inventories, Net

Inventories consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Finished goods	$199,796	$155,596	$160,488
Raw materials	698	785	796
Work-in-process	17	71	40

Subtotal inventories	200,511	156,452	161,324
Inventories reserve	(4,341)	(7,964)	(8,571)

Total inventories, net	$196,170	$148,488	$152,753

4. Revolving Credit Facility and Long Term Debt

Revolving Credit Facility

The Company has a revolving credit facility with certain lending institutions. The revolving credit facility has a term of three years, expiring in January 2012, and provides for a committed revolving credit line of up to $200.0 million based on the Company’s qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals under the credit agreement.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which no amounts were outstanding as of September 30, 2010. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of September 30, 2010, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of September 30, 2010, borrowings under the $200 million revolving credit facility were limited to approximately $184.3 million based on the Company’s eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% during the nine months ended September 30, 2009. No balances were outstanding under the current revolving credit facility during the nine months ended September 30, 2010 and 2009, respectively.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $22.1 million was remaining as of September 30, 2010. At September 30, 2010, December 31, 2009 and September 30, 2009, the outstanding principal balances under these agreements were $18.5 million, $20.1 million and $18.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 5.3% and 6.0% for the three months ended September 30, 2010 and 2009, respectively, and 5.7% and 6.0% for the nine months ended September 30, 2010 and 2009, respectively.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities; however, instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

Interest expense was $0.5 million for each of the three months ended September 30, 2010 and 2009, and $1.7 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the revolving credit and long term debt facilities.

5. Commitments and Contingencies

There were no significant changes to the contractual obligations reported in the 2009 Form 10-K other than those which occur in the normal course of business.

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value accounting guidance outlines a valuation framework; creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures; and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of September 30, 2010 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 8)	$—	$(307)	$—
Trust owned life insurance policies (“TOLI”) held by the Rabbi Trust	—	3,208	—
Deferred Compensation Plan obligations	—	(3,198)	—

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which are the net difference between the U.S. dollars to be received or paid at each contract’s settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants in this plan. Obligations under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

7. Stock-Based Compensation

During the six months ended June 30, 2010, 127.5 thousand shares of restricted stock and 234.0 thousand stock options were awarded to certain officers and key employees under the Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“the 2005 Plan”). The restricted stock and stock options have a vesting term of four years. Based on the closing price of the Company’s Class A Common Stock on the date of grant, the restricted stock has a weighted average fair value of $31.38, and the stock options have a weighted average exercise price of $30.24 and a term of ten years. The weighted average fair value of the stock options was $16.71 and was estimated using the Black-Sholes option-pricing model consistent with the weighted average assumptions included within the 2009 Form 10-K.

In addition, in March 2010, 1.1 million performance-based stock options were awarded to certain officers and key employees under the 2005 Plan. The performance-based stock options have vesting that is tied to the achievement of a certain combined annual operating income target for 2011 and 2012. Upon the achievement of the combined operating income target, 50% of the options will vest and the remaining 50% will vest one year later. If certain lower levels of combined operating income for 2011 and 2012 are achieved, fewer or no options will vest at that time and one year later, and the remaining stock options will be forfeited. The weighted average fair value of the performance-based stock options was $16.38 and was estimated using the Black-Sholes option-pricing model consistent with the weighted average assumptions included within the 2009 Form 10-K. As of September 30, 2010, the Company had not recorded stock based compensation expense for these performance-based stock options as the Company concluded it was not probable the combined operating income targets would be reached. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based stock options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock-based compensation of up to $3.1 million would have been recorded at September 30, 2010 had the achievement of all operating income targets been deemed probable.

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates mainly relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. When deemed necessary, the Company enters into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its European and Canadian subsidiaries.

As of September 30, 2010, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $18.0 million with a contract maturity of 1 month. As of September 30, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $63.5 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net. As of September 30, 2010 and 2009, the fair values of the Company’s foreign currency forward contracts were liabilities of $0.3 million and $0.5 million, respectively, and were included in accrued expenses on the consolidated balance sheets. As of December 31, 2009, the fair values of the Company’s foreign currency forward contracts were assets of $0.3 million and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Unrealized foreign currency exchange rate gains (losses)	$6,015	$3,171	$(4,127)	$6,135
Realized foreign currency exchange rate gains (losses)	325	460	1,107	(340)
Unrealized derivative losses	(920)	(661)	(613)	(1,748)
Realized derivative gains (losses)	(5,604)	(2,874)	2,597	(4,300)

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

9. Provision for Income Taxes

The Company recorded $21.1 million and $20.5 million of income tax expense for the three months ended September 30, 2010 and 2009, respectively, and $28.9 million and $24.6 million of income tax expense for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had $11.0 million in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 5 to 9 years. As of September 30, 2010, the Company believed certain deferred tax assets associated with foreign net operating loss carryforwards would expire unused based on updated forward-looking financial information impacting the Company’s tax planning strategies. Therefore, a valuation allowance of $1.5 million was recorded against the Company’s net deferred tax assets as of September 30, 2010. The valuation allowance resulted in an increase to income tax expense of $1.5 million. Although realization of the remaining foreign net operating loss carryforwards is not assured, the Company believes it is more likely than not that the remaining $9.5 million will be realized. This realizable amount could be increased or decreased if future taxable income during the carryforward periods is increased or reduced.

The effective rates for income taxes were 38.9% and 43.8% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate for the nine months ended September 30, 2010 was lower than the effective tax rate for the nine months ended September 30, 2009 primarily due to certain tax planning strategies and federal and state tax credits reducing the effective tax rate for the period. This reduction was partially offset by the valuation allowance noted above. The Company’s annual 2010 effective tax rate is expected to be improved from its 2009 annual effective tax rate of 43.2% due to the drivers noted above.

10. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator
Net income	$34,857	$26,182	$45,529	$31,583
Net income attributable to participating securities	(279)	(262)	(410)	(316)

Net income available to common shareholders (1)	$34,578	$25,920	$45,119	$31,267

Denominator
Weighted average common shares outstanding	50,507	49,568	50,271	49,206
Effect of dilutive securities	242	703	344	854

Weighted average common shares and dilutive securities outstanding	50,749	50,271	50,615	50,060

Earnings per share – basic	$0.68	$0.52	$0.90	$0.64
Earnings per share – diluted	$0.68	$0.52	$0.89	$0.62

(1) Basic weighted average common shares outstanding	50,507	49,568	50,271	49,206
Basic weighted average common shares outstanding and participating securities	50,926	50,046	50,703	49,731
Percentage allocated to common stockholders	99.2%	99.0%	99.1%	99.0%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 0.8 million shares of common stock outstanding for the three months ended September 30, 2010 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options, restricted stock units, and warrants representing 1.1 million shares of common stock outstanding for the three months ended September 30, 2009, and 1.1 million and 1.2 million shares of common stock outstanding for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

11. Segment Data and Related Information

The Company historically operated within one operating and reportable segment based on how the Chief Operating Decision Maker (“CODM”) managed the business. Beginning in the second quarter of 2010, the Company’s operating segments changed to reflect how the CODM makes decisions about allocating resources and assessing performance. In order to make these decisions, the CODM now receives discrete financial information by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. The Company’s new operating segments are based on these geographic regions. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. As the Latin America, EMEA and Asia operating segments did not meet the quantitative thresholds for individual disclosure as reportable segments, they were combined into other foreign countries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net revenues
North America	$307,226	$256,227	$718,992	$606,725
Other foreign countries	21,342	13,319	43,769	27,469

Total net revenues	$328,568	$269,546	$762,761	$634,194

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Operating income (loss)
North America	$52,342	$47,218	$71,316	$60,843
Other foreign countries	4,347	(155)	5,849	(2,503)

Total operating income	56,689	47,063	77,165	58,340
Interest expense, net	(542)	(466)	(1,668)	(1,909)
Other income (expense), net	(184)	96	(1,036)	(253)

Income before income taxes	$55,963	$46,693	$74,461	$56,178

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Total assets
North America	$591,797	$493,726	$472,707
Other foreign countries	51,066	51,862	43,361

Total assets	$642,863	$545,588	$516,068

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Apparel	$276,666	$215,427	$599,507	$459,706
Footwear	26,458	33,048	105,236	127,475
Accessories	12,755	10,760	29,130	23,548

Total net sales	315,879	259,235	733,873	610,729
License revenues	12,689	10,311	28,888	23,465

Total net revenues	$328,568	$269,546	$762,761	$634,194

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles.

We are a growth company as evidenced by the increase in net revenues to $856.4 million in 2009 from $281.1 million in 2005. We reported net revenues of $762.8 million for the first nine months of 2010, which represented a 20.3% increase from the first nine months of 2009. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in sales of many of our products. We plan to continue to increase our net revenues over the long term by increased sales of our products, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion of international markets. Our direct to consumer sales channel includes sales through our website and factory house and specialty stores. We are currently developing new products and product categories for introduction in the future, including basketball footwear in the fourth quarter of 2010.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $5.0 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively, and $12.0 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits and incentive and stock-based compensation expense related to the employee. Our marketing costs are an important driver of our growth. For the full year 2010, we expect to invest approximately 12% of net revenues in marketing. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, the majority of our direct to consumer sales channel costs, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

Other income (expense), net consists of unrealized and realized gains and losses on our derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Reclassifications

Outbound freight costs associated with shipping goods of $2.4 million and $7.1 million included in selling, general and administrative expenses for the three and nine months ended September 30, 2009, respectively, were reclassified to cost of goods sold to conform to the presentation for the three and nine months ended September 30, 2010. In addition, costs of $1.7 million and $4.5 million associated with our sourcing offices and SMU Shop included in cost of goods sold for the three and nine months ended September 30, 2009, respectively, were reclassified to selling, general and administrative expenses to conform to the presentation for the three and nine months ended September 30, 2010. We began reclassifying these amounts in the first quarter of 2010 and believe these changes were appropriate given our view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications more closely align with the way we manage our business.

Lastly, prior period stock-based compensation expense included in the corporate services selling, general and administrative expense category for the three and nine months ended September 30, 2009 was reclassified among the appropriate selling, general and administrative expense categories based on the category in which the stock-based compensation award recipient was included to conform to the presentation for the three and nine months ended September 30, 2010.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Net revenues	$328,568	$269,546	$762,761	$634,194
Cost of goods sold	161,196	136,226	387,832	337,921

Gross profit	167,372	133,320	374,929	296,273
Selling, general and administrative expenses	110,683	86,257	297,764	237,933

Income from operations	56,689	47,063	77,165	58,340
Interest expense, net	(542)	(466)	(1,668)	(1,909)
Other income (expense), net	(184)	96	(1,036)	(253)

Income before income taxes	55,963	46,693	74,461	56,178
Provision for income taxes	21,106	20,511	28,932	24,595

Net income	$34,857	$26,182	$45,529	$31,583

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.1	50.5	50.8	53.3

Gross profit	50.9	49.5	49.2	46.7
Selling, general and administrative expenses	33.6	32.0	39.1	37.5

Income from operations	17.3	17.5	10.1	9.2
Interest expense, net	(0.2)	(0.2)	(0.2)	(0.3)
Other income (expense), net	(0.1)	0.0	(0.1)	(0.0)

Income before income taxes	17.0	17.3	9.8	8.9
Provision for income taxes	6.4	7.6	3.8	3.9

Net income	10.6%	9.7%	6.0%	5.0%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net revenues increased $59.1 million, or 21.9%, to $328.6 million for the three months ended September 30, 2010 from $269.5 million for the same period in 2009.

Net revenues by geographic region are summarized below:

	Three Months Ended September 30,
(In thousands)	2010	2009	$ Change	% Change
North America	$307,226	$256,227	$50,999	19.9%
Other foreign countries	21,342	13,319	8,023	60.2

Total net revenues	$328,568	$269,546	$59,022	21.9%

Net revenues in North America increased $51.0 million to $307.2 million for the three months ended September 30, 2010 from $256.2 million for the same period in 2009 primarily due to increased net sales in apparel as discussed below. Net revenues in other foreign countries increased by $8.0 million to $21.3 million for the three months ended September 30, 2010 from $13.3 million for the same period in 2009 primarily due to increased apparel sales in our Europe, the Middle East and Africa (“EMEA”) operating segment and increased product distribution by our licensee in Japan.

Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2010	2009	$ Change	% Change
Apparel	$276,666	$215,427	$61,239	28.4%
Footwear	26,458	33,048	(6,590)	(19.9)
Accessories	12,755	10,760	1,995	18.5

Total net sales	315,879	259,235	56,644	21.9
License revenues	12,689	10,311	2,378	23.1

Total net revenues	$328,568	$269,546	$59,022	21.9%

Net sales increased $56.7 million, or 21.9%, to $315.9 million for the three months ended September 30, 2010 from $259.2 million during the same period in 2009. The increase in net sales primarily reflects:

•	$19.0 million, or 47.0%, increase in direct to consumer net sales; and

•	unit growth driven by increased distribution and new offerings in multiple apparel product categories, most significantly in our training, base layer, mountain and golf categories; partially offset by

•	$6.6 million decrease in footwear sales. We previously indicated running and training footwear revenues were expected to decline in 2010 compared to 2009.

License revenues increased $2.4 million, or 23.1%, to $12.7 million for the three months ended September 30, 2010 from $10.3 million during the same period in 2009. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $34.1 million to $167.4 million for the three months ended September 30, 2010 from $133.3 million for the same period in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 140 basis points to 50.9% for the three months ended September 30, 2010 compared to 49.5% during the same period in 2009. The increase in gross margin was primarily driven by the following:

•	decreased sales returns and markdowns, accounting for an approximate 60 basis point increase;

•	more favorable third party liquidation sales and associated inventory reserve reductions, accounting for an approximate 50 basis point increase; and

•	increased direct to consumer higher margin sales, accounting for an approximate 45 basis point increase; partially offset by

•	unfavorable inbound logistics costs, accounting for an approximate 15 basis point decrease.

Selling, general and administrative expenses increased $24.4 million to $110.7 million for the three months ended September 30, 2010 from $86.3 million for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses increased to 33.6% for the three months ended September 30, 2010 from 32.0% for the same period in 2009. These changes were primarily attributable to the following:

•

Marketing costs increased $7.8 million to $36.0 million for the three months ended September 30, 2010 from $28.2 million for the same period in 2009 primarily due to increased sponsorships of collegiate and professional teams and athletes, increased marketing costs for specific customers, online advertising and additional personnel costs. These increases were partially offset by a decrease in print and media costs due to a shift in timing when the media costs will take place. As a percentage of net revenues, marketing costs increased to 10.9% for the three months ended September 30, 2010 from 10.5% for the same period in 2009 primarily due to increased sponsorships of collegiate and professional teams and athletes and increased marketing costs for specific customers.

•

Selling costs increased $5.5 million to $23.3 million for the three months ended September 30, 2010 from $17.8 million for the same period in 2009. This increase was primarily due to higher personnel and other costs for the continued expansion of our direct to consumer distribution channel and higher personnel costs in other selling areas. As a percentage of net revenues, selling costs increased to 7.1% for the three months ended September 30, 2010 from 6.6% for the same period in 2009 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores.

•

Product innovation and supply chain costs increased $5.6 million to $25.3 million for the three months ended September 30, 2010 from $19.7 million for the same period in 2009 primarily due to higher personnel costs for the design and sourcing of our expanding apparel and footwear lines and higher distribution facilities operating and personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 7.7% for the three months ended September 30, 2010 from 7.3% for the same period in 2009 primarily due to the items noted above.

•

Corporate services costs increased $5.6 million to $26.1 million for the three months ended September 30, 2010 from $20.5 million for the same period in 2009. This increase was attributable primarily to higher corporate personnel and facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 7.9% for the three months ended September 30, 2010 from 7.6% for the same period in 2009 primarily due to the items noted above.

Income from operations increased $9.6 million, or 20.5%, to $56.7 million for the three months ended September 30, 2010 from $47.1 million for the same period in 2009. Income from operations as a percentage of net revenues decreased to 17.3% for the three months ended September 30, 2010 from 17.5% for the same period in 2009. This decrease was a result of the items discussed above.

Interest expense, net remained unchanged at $0.5 million for the three months ended September 30, 2010 and 2009.

Other income (expense), net decreased $0.3 million to ($0.2) million for the three months ended September 30, 2010 from $0.1 million for the same period in 2009. The decrease was due to net losses on the combined foreign currency exchange rate changes on transactions denominated in the Euro and Canadian dollar and our derivative financial instruments as compared to net gains in the 2009 period.

Provision for income taxes increased $0.6 million to $21.1 million during the three months ended September 30, 2010 from $20.5 million during the same period in 2009. For the three months ended September 30, 2010, our effective tax rate was 37.7% compared to 43.9% for the same period in 2009. The effective tax rate for the three months ended September 30, 2010 was lower than the effective tax rate for the three months ended September 30, 2009 primarily due to certain tax planning strategies and federal and state tax credits reducing the effective tax rate for the period. This reduction was partially offset by a valuation allowance recorded against a portion of our deferred tax assets related to foreign operating loss carryforwards which we believe will expire unused based on updated forward-looking financial information impacting our tax planning strategies. Our annual 2010 effective tax rate is expected to be improved from our 2009 annual effective tax rate of 43.2% due to the drivers noted above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenues increased $128.6 million, or 20.3%, to $762.8 million for the nine months ended September 30, 2010 from $634.2 million for the same period in 2009.

Net revenues by geographic region are summarized below:

	Nine Months Ended September 30,
(In thousands)	2010	2009	$ Change	% Change
North America	$718,992	$606,725	$112,267	18.5%
Other foreign countries	43,769	27,469	16,300	59.3

Total net revenues	$762,761	$634,194	$128,567	20.3%

Net revenues in North America increased $112.3 million to $719.0 million for the nine months ended September 30, 2010 from $606.7 million for the same period in 2009 primarily due to increased net sales in apparel as discussed below. Net revenues in other foreign countries increased by $16.3 million to $43.8 million for the nine months ended September 30, 2010 from $27.5 million for the same period in 2009 primarily due to increased apparel sales in our EMEA operating segment and increased product distribution by our licensee in Japan.

Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2010	2009	$ Change	% Change
Apparel	$599,507	$459,706	$139,801	30.4%
Footwear	105,236	127,475	(22,239)	(17.4)
Accessories	29,130	23,548	5,582	23.7

Total net sales	733,873	610,729	123,144	20.2
License revenues	28,888	23,465	5,423	23.1

Total net revenues	$762,761	$634,194	$128,567	20.3%

Net sales increased $123.2 million, or 20.2%, to $733.9 million for the nine months ended September 30, 2010 from $610.7 million during the same period in 2009. The increase in net sales primarily reflects:

•	$52.9 million, or 57.7%, increase in direct to consumer net sales; and

•

unit growth driven by increased distribution and new offerings in multiple apparel product categories, most significantly in our training, base layer, underwear, golf and team categories; partially offset by

•	$22.2 million decrease in footwear sales. We previously indicated running and training footwear revenues were expected to decline in 2010 as compared to 2009.

License revenues increased $5.4 million, or 23.1%, to $28.9 million for the nine months ended September 30, 2010 from $23.5 million during the same period in 2009. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $78.6 million to $374.9 million for the nine months ended September 30, 2010 from $296.3 million for the same period in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 250 basis points to 49.2% for the nine months ended September 30, 2010 from 46.7% during the same period in 2009. The increase in gross margin was primarily driven by the following:

•	decreased sales returns, markdowns and inventory reserves, partially offset by increased third party liquidation sales, accounting for an approximate 105 basis point increase;

•	increased direct to consumer higher margin sales, accounting for an approximate 85 basis point increase; and

•	more favorable apparel product mix and sourcing relative to margins, as well as improved outbound freight costs accounting for an approximate 60 basis point increase.

Selling, general and administrative expenses increased $59.9 million to $297.8 million for the nine months ended September 30, 2010 from $237.9 million for the same period in 2009. As a percentage of net revenues, selling, general and administrative expenses increased to 39.1% for the nine months ended September 30, 2010 from 37.5% for the same period in 2009. These changes were primarily attributable to the following:

•

Marketing costs increased $10.9 million to $94.7 million for the nine months ended September 30, 2010 from $83.8 million for the same period in 2009 primarily due to an increase in sponsorship of collegiate and professional teams and athletes, online advertising and additional personnel costs. These increases were partially offset by decreased print and media costs as costs were incurred during the prior year period to support the introduction of our running footwear. As a percentage of net revenues, marketing costs decreased to 12.4% for the nine months ended September 30, 2010 from 13.2% for the same period in 2009 primarily due to decreased marketing costs for specific customers and decreased print and media costs.

•

Selling costs increased $16.3 million to $64.2 million for the nine months ended September 30, 2010 from $47.9 million for the same period in 2009. This increase was primarily due to higher personnel and other costs for the continued expansion of our direct to consumer distribution channel and higher personnel costs in other selling areas. As a percentage of net revenues, selling costs increased to 8.5% for the nine months ended September 30,

2010 from 7.6% for the same period in 2009 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house outlet stores.

•

Product innovation and supply chain costs increased $17.9 million to $69.5 million for the nine months ended September 30, 2010 from $51.6 million for the same period in 2009 primarily due to higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessories lines and higher distribution facilities operating and personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 9.1% for the nine months ended September 30, 2010 from 8.1% for the same period in 2009 primarily due to the items noted above.

•

Corporate services costs increased $14.8 million to $69.4 million for the nine months ended September 30, 2010 from $54.6 million for the same period in 2009. This increase was attributable primarily to higher corporate personnel, facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 9.1% for the nine months ended September 30, 2010 from 8.6% for the same period in 2009 primarily due to the items noted above.

Income from operations increased $18.9 million, or 32.3%, to $77.2 million for the nine months ended September 30, 2010 from $58.3 million for the same period in 2009. Income from operations as a percentage of net revenues increased to 10.1% for the nine months ended September 30, 2010 from 9.2% for the same period in 2009. This increase was a result of the items discussed above.

Interest expense, net decreased $0.2 million to $1.7 million for the nine months ended September 30, 2010 from $1.9 million for the same period in 2009. This decrease was primarily due to the write off of deferred financing costs related to the termination of our prior revolving credit facility during the nine months ended September 30, 2009.

Other expense, net increased $0.7 million to $1.0 million for the nine months ended September 30, 2010 from $0.3 million for the same period in 2009. The increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in the Euro and Canadian dollar and our derivative financial instruments as compared to the 2009 period.

Provision for income taxes increased $4.3 million to $28.9 million during the nine months ended September 30, 2010 from $24.6 million during the same period in 2009. For the nine months ended September 30, 2010, our effective tax rate was 38.9% compared to 43.8% for the same period in 2009. The effective tax rate for the nine months ended September 30, 2010 was lower than the effective tax rate for the nine months ended September 30, 2009 primarily due to certain tax planning strategies and federal and state tax credits reducing the effective tax rate for the period. This reduction was partially offset by a valuation allowance recorded against certain of our deferred tax assets related to foreign net operating loss carryforwards which we believe will expire unused based on updated forward-looking financial information impacting our tax planning strategies. Our annual 2010 effective tax rate is expected to be improved from our 2009 annual effective tax rate of 43.2% due to the drivers noted above.

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

Our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels. However, we do expect several factors to contribute to inventory growth in excess of sales growth during the last quarter of 2010. We are increasing our made-for strategy across our Factory House store base and increasing our safety stock in core product offerings to better meet consumer demand. Core product offerings are products that we generally plan to have available for sale for at least the next twelve months at full price. In addition, beginning in 2011, headwear and bags will be sold by us rather than by one of our licensees, which will also contribute to our expected inventory growth.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$(31,907)	$25,657
Investing activities	(22,858)	(16,084)
Financing activities	4,709	(20,071)
Effect of exchange rate changes on cash and cash equivalents	(3,305)	1,832

Net decrease in cash and cash equivalents	$(53,361)	$(8,666)

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

Cash used in operating activities increased $57.6 million to $31.9 million for the nine months ended September 30, 2010 from cash provided by operating activities of $25.7 million during the same period in 2009. The increase in cash used in operating activities was due to increased net cash outflows from operating assets and liabilities of $80.9 million, partially offset by adjustments to net income for non-cash items which increased $9.4 million period over period and additional net income of $13.9 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

increased investments in inventory of $73.0 million, partially offset by an increase in accounts payable of $34.5 million. As previously indicated, we expected inventory growth in the third and fourth quarter to be higher than net sales growth due to the initial purchase of headwear and bags, as they will be sold by us rather than one of our licensees, increased made-for strategy across our Factory House store base and increased safety stock in core product offerings; and

•

a larger increase in accounts receivable of $41.8 million in the first nine months of 2010 as compared to the same period in 2009 primarily due to a 21.9% increase in net sales during the third quarter of 2010 and a larger percentage of sales recorded in the second half of the 2010 quarter as compared to the second half of the 2009 quarter.

Adjustments to net income for non-cash items increased in the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to unrealized foreign currency exchange rate losses in the 2010 period as compared to unrealized foreign currency exchange rate gains in the prior period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $6.8 million to $22.9 million for the nine months ended September 30, 2010 from $16.1 million for the same period in 2009. This increase in cash used in investing activities is primarily due to increased investments in new Factory House stores and corporate and distribution facilities, partially offset by lower investments in our in-store fixture program and branded concept shops.

Capital expenditures for the full year 2010 are anticipated to be in the lower end of the range of $35.0 million to $40.0 million.

Financing Activities

Cash provided by financing activities increased $24.8 million to $4.7 million for the nine months ended September 30, 2010 from cash used in financing activities of $20.1 million for the same period in 2009. This increase from the prior year period was primarily due to the final payment made on our prior revolving credit facility that was terminated during the 2009 period.

Revolving Credit Facility

We have a revolving credit facility with certain lending institutions. The revolving credit facility has a term of three years, expiring in January 2012, and provides for a committed revolving credit line of up to $200.0 million based on our qualified domestic inventory and accounts receivable balances. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals under the credit agreement.

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which no amounts were outstanding as of September 30, 2010. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of September 30, 2010, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of September 30, 2010, borrowings under our $200 million revolving credit facility were limited to approximately $184.3 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% during the nine months ended September 30, 2009. No balances were outstanding under the current revolving credit facility during the nine months ended September 30, 2010 and 2009, respectively.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $22.1 million was remaining as of September 30, 2010. At September 30, 2010, December 31, 2009 and September 30, 2009, the outstanding principal balances under these agreements were $18.5 million, $20.1 million and $18.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 5.3% and 6.0% for the three months ended September 30, 2010 and 2009, respectively, and 5.7% and 6.0% for the nine months ended September 30, 2010 and 2009, respectively.

We monitor the financial health and stability of our lenders under our revolving credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

Contractual Commitments and Contingencies

There were no significant changes to the contractual obligations reported in our 2009 Form 10-K other than those which occur in the normal course of business.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2009 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2009 Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2010 other than the change in the accounting treatment of markdowns and discounts and additional information on income taxes noted below.

Sales Returns, Allowances, Markdowns and Discounts

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and markdowns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determined that actual or expected returns or allowances were significantly higher or lower than the reserves we had established, we would record a reduction or increase, as appropriate, to net sales in the period in which we made such a determination. Provisions for customer specific discounts based on contractual obligations with certain major customers are recorded as reductions to net sales.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe that it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment in the first quarter of 2010 did not have any impact on our consolidated financial statements.

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

When deemed necessary, we use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on intercompany transactions and projected inventory purchases for our European and Canadian subsidiaries. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on the foreign currency forward contracts outstanding as of September 30, 2010, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.03 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.74 EUR per $1.00. As of September 30, 2010, the notional value of our outstanding foreign currency forward contract for our Canadian subsidiary was approximately $18.0 million with a contract maturity of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was approximately $63.5 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. As of September 30, 2010 and 2009, the fair values of our foreign currency forward contracts were liabilities of $0.3 million and $0.5 million, respectively, and were included in accrued expenses on the consolidated balance sheets. As of December 31, 2009, the fair values of our foreign currency forward contracts were assets of $0.3 million and were included in prepaid expenses and other current assets on the consolidated balance sheet.

Other income (expense), net included the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Unrealized foreign currency exchange rate gains (losses)	$6,015	$3,171	$(4,127)	$6,135
Realized foreign currency exchange rate gains (losses)	325	460	1,107	(340)
Unrealized derivative losses	(920)	(661)	(613)	(1,748)
Realized derivative gains (losses)	(5,604)	(2,874)	2,597	(4,300)

Although we have entered into foreign currency forward contracts to minimize the impact of foreign currency exchange rate fluctuations on future cash flows, we cannot be assured that foreign currency exchange rate fluctuations will not have a material adverse impact on our financial condition and results of operations.

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

From July 30, 2010 through September 14, 2010, we issued 88.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $9.10 per share, for an aggregate amount of consideration of approximately $800.5 thousand.

The issuance of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to written contract relating to compensation, as provided by Rule 701.

ITEM 6.	EXHIBITS

Exhibit No.

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: November 4, 2010	By:	/S/ BRAD DICKERSON

Brad Dickerson Chief Financial Officer