Form 10-K
period 2010-12-31
Under Armour, Inc.
filed 2011-02-24
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $1,165,676,590.

As of January 31, 2011, there were 38,672,858 shares of Class A Common Stock and 12,500,000 shares of Class B Convertible Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2011 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Our principal business activities are the development, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth. The brand’s moisture-wicking fabrications are engineered in many designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and are worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as consumers with active lifestyles.

Our net revenues are generated primarily from the wholesale distribution of our products to national, regional, independent and specialty retailers. We also generate net revenue from product licensing and from the sale of our products through our direct to consumer sales channel, which includes sales through our factory house and specialty stores, website and catalogs. Our products are offered in over twenty three thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, we sell our products in certain countries in Europe, a third party licensee sells our products in Japan, and distributors sell our products in other foreign countries. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 22 countries outside of the United States.

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

Products

Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with what we believe to be a superior alternative to traditional athletic products. In 2010, sales of apparel, footwear and accessories represented 80%, 12% and 4% of net revenues, respectively. Licensing arrangements for the sale of our products represented the remaining 4% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.

Apparel

Our apparel is offered in a variety of styles and fits intended to enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our three gearlines are marketed to tell a very simple story about our highly technical products and extend across the sporting goods, outdoor and active lifestyle markets. We market our apparel for consumers to choose HEATGEAR® when it is hot, COLDGEAR® when it is cold and ALLSEASONGEAR® between the extremes. Within each gearline our apparel comes in three fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed).

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

Because athletes sweat in cold weather as well as in the heat, COLDGEAR® is designed to wick moisture from the body while circulating body heat from hot spots to help maintain core body temperature. Our COLDGEAR® apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest and our COLDGEAR® outerwear products protect the athlete, as well as the coach and the fan from the outside in. Our COLDGEAR® product offerings generally sell at higher prices than our other gearlines.

ALLSEASONGEAR® is designed to be worn in changing temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Footwear

We began offering footwear for men, women and youth in 2006, and each year we have expanded our footwear offerings. Our footwear offerings include football, baseball, lacrosse, softball and soccer cleats, slides, performance training footwear, running footwear and basketball footwear. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control. During 2010, we introduced basketball footwear, which had a limited introduction in the United States and Canada.

Accessories

Our baseball batting, football, golf and running gloves include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products. Net revenues generated from the sale of baseball batting, football, golf and running gloves are included in our accessories category.

We also have agreements with our licensees to develop Under Armour accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. During 2010, our licensees offered bags, socks, headwear, custom-molded mouth guards and eyewear designed to be used and worn before, during and after competition, and feature performance advantages and functionality similar to our other product offerings. License revenues generated from the sale of these accessories are included in our net revenues. We have developed our own headwear and bags, and beginning in 2011, these products are being sold by us rather than by one of our licensees.

Marketing and Promotion

We currently focus on marketing and selling our products to consumers for use in athletics, fitness, training and outdoor activities. We maintain control over our brand image with an in-house marketing and promotions department that designs and produces most of our advertising campaigns. We seek to drive consumer demand for our products by building brand equity and awareness as a leading performance athletic brand.

Sports Marketing

Our marketing and promotion strategy begins with selling our products to high-performing athletes and teams on the high school, collegiate and professional levels. We execute this strategy through outfitting agreements, professional and collegiate sponsorships, individual athlete agreements and by selling our products directly to team equipment managers and to individual athletes. As a result, our products are seen on the field, giving them exposure to various consumer audiences through the internet, television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes. We are the official outfitter of the athletic teams at Auburn University (the 2011 BCS National Champions), Boston College, Texas Tech University, the University of Maryland, the University of South Carolina and the University of South Florida. We are the official outfitter of numerous other teams, including the football teams at the University of Hawaii and the University of Utah. We supply uniforms, sideline apparel and fan gear for these teams. In addition, we sell our products domestically to professional football teams and Division I men’s and women’s collegiate athletic teams. Since 2006 we have been an official supplier of footwear to the National Football League (“NFL”), a step we took to complete the circle of authenticity from the Friday night lights of high school to Saturday afternoon college game day to the marquee Sunday match-ups of the NFL. In 2010 we signed an agreement to become an official supplier of gloves to the NFL beginning in 2011 and combine training apparel beginning in 2012. This relationship enables NFL players to wear Under Armour products on the field and at the combine and enables Under Armour to reach fans at the highest level of competitive football.

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

We also have sponsorship agreements with individual athletes. Our strategy is to find the next generation of stars, like Milwaukee Bucks point guard Brandon Jennings, U.S. professional skier and Olympic gold medal winner Lindsey Vonn, professional lacrosse player Paul Rabil, Baltimore Orioles catcher Matthew Wieters, National League Rookie of the Year and World Series Champion Buster Posey, UFC Welterweight Champion Georges St-Pierre and the number one pick in the 2010 Major League Baseball Draft, Bryce Harper of the Washington Nationals. In addition, our roster of athletes includes established stars such as professional football players Tom Brady, Brandon Jacobs, Miles Austin, Vernon Davis and Anquan Boldin, triathlon champion Chris “Macca” McCormack, professional baseball players Ryan Zimmerman and Jose Reyes, U.S. Women’s National Soccer Team players Heather Mitts and Lauren Cheney, U.S. Olympic and professional volleyball player Nicole Branagh, U.S. Olympic swimmer Michael Phelps, and professional golfer Hunter Mahan.

We seek to sponsor events to drive awareness and brand authenticity from a grassroots level. For example, we entered into an agreement with IMG Academies for the development of a unique, comprehensive athletic training platform that we believe will establish a global measurement standard for sports performance, health and fitness. In 2010, we hosted over 50 combines, camps and clinics for many sports at regional sites across the country for male and female athletes.

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

We partner with Ripken Baseball to outfit Ripken Baseball participants and to be the title sponsor for all 25 Ripken youth baseball tournaments, reaching 35,000 young athletes. In addition, we partner with the Baseball Factory to outfit the nation’s top high school baseball athletes from head-to-toe and serve as the title sponsor for nationally recognized baseball tournaments and teams. In addition, beginning with the upcoming 2011 season, we are the Official Footwear Supplier of Major League Baseball.

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

Media and Promotion

We feature our products in a variety of national digital, broadcast, and print media outlets. Our media campaigns run in a variety of lengths and formats and have included our signature “Protect this House” and “Click-Clack” campaigns featuring several NFL players. Our “Protect this House” campaign continues to be used in several NFL and collegiate stadiums during games as a crowd prompt. Our ability to secure product placement in movies, television shows and video games has allowed us to reinforce our authenticity as well as establish our brand with broader audiences who may not otherwise be exposed to our advertising and brand efforts. In 2010, we returned to a version of our signature campaign with “Protect this House.® I Will.” This campaign focused heavily on the training aspect of sports, which we believe is at the core of today’s athletes’ performance and improvement.

Retail Marketing and Product Presentation

The primary component of our retail marketing strategy is to increase and brand floor space dedicated to our products within our major retail accounts. The design and funding of Under Armour concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images.

Across our many retailers, factory house and specialty stores we also use in-store fixtures and displays that highlight our logo and have a performance-oriented, athletic look. We believe our in-store fixtures and displays, including our life-size athlete mannequins, are exciting and unique. These displays provide an easily identifiable place for consumers to look for our products and are intended to reinforce the message that our brand is distinct from our competitors. We work with our retailers to establish optimal placement for our products and to have the brand represented in the many departments of our large national or regional retail chains.

Customers

Our products are offered in over twenty three thousand retail stores worldwide, of which nearly sixteen thousand retail stores are in North America. We also sell our products directly to consumers through our own factory house and specialty stores, website and catalogs.

Wholesale Distribution

In 2010, 73% of our net revenues were generated from wholesale distribution. Our principal customers located in the United States include national and regional retail chains such as, in alphabetical order, Academy Sports and Outdoors, Dick’s Sporting Goods, Hibbett Sporting Goods, Modell’s Sporting Goods, and The Sports Authority; hunting and fishing, mountain sports and outdoor retailers such as Bass Pro Shops and Cabela’s; and The Army and Air Force Exchange Service. Our principal customers located in Canada include national retail chains such as Sportchek International and Sportman International. In 2010, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of 27% of our net revenues in 2010, and one of these customers individually accounted for at least 10% of our net revenues in 2010.

In 2010, approximately 75% of our wholesale distribution was derived from large format national and regional retail chains. Additional wholesale distribution in 2010 was derived from independent and specialty retailers, institutional athletic departments, leagues and teams. The independent and specialty retailers are serviced by a combination of in-house sales personnel and third-party commissioned manufacturer’s representatives and continue to represent an important part of our product distribution strategy and help build on the authenticity of our products. Our independent sales include sales to military specialists, fitness specialists, outdoor retailers and other specialty channels. With the launch of our footwear, we expanded our distribution at the mall through national footwear retailers including Finish Line and Foot Locker.

Direct to Consumer Sales

In 2010, 23% of our net revenues were generated through direct to consumer sales. Direct to consumer sales include discounted sales through our own factory house stores and sales through our specialty stores, global website and catalog. As of December 31, 2010, we had 54 factory house stores, of which the majority are located at outlet centers on the East Coast of the United States. Through our specialty stores, consumers experience our brand first-hand and have broader access to our performance products. These specialty stores are located near Annapolis, Maryland, Chicago, Illinois, Boston, Massachusetts, and Washington, D.C.

Product Licensing

In addition to generating net revenues through wholesale distribution and direct to consumer sales, we generate net revenues from licensing arrangements to manufacture and distribute Under Armour branded products. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly. We have relationships with several licensees for socks, team uniforms, eyewear and custom-molded mouth guards, as well as the distribution of our products to college bookstores and golf pro shops. In addition, we have a relationship with a Japanese licensee that has the exclusive rights to distribute our products in Japan. In 2010, license revenues accounted for 4% of our net revenues. We have developed our own headwear and bags, and beginning in 2011, these products are being sold by us rather than by one of our licensees.

Net Revenues in Other Foreign Countries

Our net revenues in other foreign countries include net revenues generated in Western Europe, primarily in Austria, France, Germany, Ireland and the United Kingdom. In addition, net revenues in other foreign countries include net revenues generated through third-party distributors primarily in Australia, Italy, Greece, New Zealand, Panama, Scandinavia and Spain, along with license revenues from our licensee in Japan. We believe that the trend toward performance products is global, and we will continue to introduce our products and simple merchandising story to athletes throughout the world. In international markets, we are introducing our performance apparel, footwear and accessories in a manner consistent with our past brand-building strategy, including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers.

Since 2002, we have had a license agreement with Dome Corporation, which produces, markets and sells our branded products in Japan. We work closely with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including Omiya Ardija, a professional soccer club in Saitama, Japan, as well as baseball and other soccer teams, and to over two thousand independent specialty stores and large sporting goods retailers, such as Alpen, Himaraya, The Sports Authority and Xebio. We made a minority equity investment in Dome Corporation effective January 2011.

In 2006, we opened our European headquarters in Amsterdam, The Netherlands from which our European sales, marketing and logistics functions are conducted. We sell our branded products to Premier League Football clubs and multiple running, golf and cricket clubs in the United Kingdom, soccer teams in France, Germany, Greece, Ireland, Italy, Spain and Sweden, as well as First Division Rugby clubs in France, Ireland, Italy and the United Kingdom. Refer to Note 16 to the Consolidated Financial Statements for consolidated net revenues for each of the last three years attributed to the United States and to other foreign countries.

We operate in the following geographic segments: North America, Europe, the Middle East and Africa (“EMEA”) and Asia. Refer to Note 16 to the Consolidated Financial Statements for financial information on these segments.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. Historically, a larger portion of our income from operations has been in the last two quarters of the year partially due to the shift in the timing of marketing investments to the first two quarters of the year. The majority of our net revenues were generated during the last two quarters in each of 2010, 2009 and 2008. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

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

Our product development team has significant prior industry experience at leading fabric and other raw material suppliers and branded athletic apparel and footwear companies throughout the world. This team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our Catalyst products, which are the cornerstone of the Under Armour Green Collection. The fabrics of the Catalyst products are made from recycled plastic bottles and, like many of our products, are designed to keep an athlete cool and dry and protected from the sun’s harmful rays.

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2010, approximately 70% to 75% of the fabric used in our products came from eight suppliers. These fabric suppliers have locations in El Salvador, Mexico, Peru, Taiwan and the United States. We continue to seek new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages. Beginning in 2011 we are offering CHARGED COTTON™ products using primarily cotton fabrics that also may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2010, six manufacturers produced approximately 45% of our products. In 2010, our products were manufactured by 26 primary manufacturers, operating in 22 countries. During 2010, approximately 55% of our products were manufactured in Asia, 25% in Central and South America, 10% in Mexico and 5% in the Middle East. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have an office in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for apparel and offices in Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for footwear.

We also manufacture a limited number of apparel products on-premises in our quick turn, Special Make-Up Shop located at one of our distribution facilities in Maryland. Through this 17,000 square-foot shop, we are able to build and ship apparel products on tight deadlines for high-profile athletes, leagues and teams. While the apparel products manufactured in the quick turn, Special Make-Up Shop represent an immaterial portion of our total net revenues, we believe the facility helps us to provide superior service to select customers.

Distribution and Inventory Management

We package and distribute the majority of our products through two distribution facilities located approximately 15 miles from our Baltimore, Maryland headquarters. One facility is a high-bay facility built in 2000, in which we currently lease and occupy approximately 359,000 square feet. The lease term expires in September 2011, with two options to extend the lease term for up to four years in total. The other facility is a high-bay facility built in 2003, in which we lease and occupy approximately 308,000 square feet. The lease term expires in April 2013, with one option to extend the lease term for an additional five years. In addition, we distribute our products in North America through a third-party logistics provider with primary locations in California and in Florida. The agreement with this provider continues until December 2012. In 2010, we began to distribute some of our international products through a third-party logistics provider in Hong Kong. We also distribute our products in Europe through a third-party logistics provider based out of Venlo, The Netherlands. This agreement continues until April 2013. We believe our distribution facilities and space available at our third-party logistics providers will be adequate to meet our short term needs. We expect to expand to additional facilities in the future.

Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and procedures in place to improve our inventory management. We expect to achieve this by being in stock in core product offerings, which includes products that we plan to have available for sale over the next twelve months and beyond at full price. In addition, we expect to achieve our inventory strategy by ordering our seasonal products based on current bookings, shipping seasonal product at the start of the shipping window in order to maximize the productivity of floor space at our retailers and earmarking any seasonal excess for sales through our factory house stores and liquidation sales to third parties.

Our practice, and the general practice in the apparel and footwear industries, is to offer retail customers the right to return defective or improperly shipped merchandise. Because of long lead-times for design and production of our products, from time to time we commence production of new products before receiving orders for those products. This affects our inventory levels for new products.

Intellectual Property

We believe we own the internally developed material trademarks used in connection with the marketing, distribution and sale of all our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, the European Union, Japan and several other foreign countries in which we sell or plan to sell our products. We also own trademark registrations for UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, THE ADVANTAGE IS UNDENIABLE ®, DUPLICITY®, MPZ®, BOXERJOCK®, RECHARGE®, ARMOURBITE®, ATHLETES RUN®, and for other of our trademarks. In addition, we have applied to register numerous other trademarks including: CHARGED COTTON™, GAMEDAY ARMOUR™, and MICRO G™. We also own internally developed domain names for our primary trademarks and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

We believe the distinctive trademarks we use in connection with our products are important in building our brand image and distinguishing our products from those of others. These trademarks are among our most valuable assets. In addition to our distinctive trademarks, we also place significant value on our trade dress, which is the overall image and appearance of our products, and we believe our trade dress helps to distinguish our products in the marketplace.

The intellectual property rights in much of the technology, materials and processes used to manufacture our products are often owned or controlled by our suppliers. However, we seek to protect certain innovative products and features that we believe to be new, strategic and important to our business. In 2010, we filed several patent applications in connection with certain of our products and designs that we believe offer a unique utility or function. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate in a range of product categories.

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

In addition, we must compete with others for purchasing decisions, as well as limited floor space at retailers. We believe we have been successful in this area because of the relationships we have developed and as a result of the strong sales of our products. However, if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products.

We believe we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe our focused gearline merchandising story differentiates us from our competition. In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing. This may favor larger competitors with lower costs per unit of product produced that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Employees

As of December 31, 2010, we had approximately thirty nine hundred employees, including approximately twenty two hundred in our factory house and specialty stores and six hundred at our distribution facilities. Approximately two thousand of our employees were full-time. Most of our employees are located in the United States and none of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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

Forward-Looking Statements

Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex business;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	changes in consumer preferences or the reduction in demand for performance apparel, footwear and other products;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and maintain the services of our senior management and key employees.

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

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.

In 2010, approximately 27% of our net revenues were generated from sales to our two largest customers in alphabetical order, Dick’s Sporting Goods and The Sports Authority. We currently do not enter into long term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business and as a result our brand image, net revenues and profitability may decline.

We have expanded our operations rapidly since our inception and our net revenues have increased to $1,063.9 million in 2010 from $430.7 million in 2006. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. In addition, as our business becomes more complex through the introduction of more new products, such as new footwear, and the expansion of our distribution channels, including additional specialty and factory house stores, and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and a decrease in net revenues and net income.

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

•

terrorism or acts of war, or the threat thereof, or political instability or unrest which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

Our revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. In addition, we must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. This could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There were no amounts outstanding under our revolving credit facility as of December 31, 2010.

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

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.

The market for performance athletic apparel and footwear is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently do not own any fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, and greater economies of scale. In addition, our competitors have long term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

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

Fluctuations in the cost of products could negatively affect our operating results.

The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and, beginning in 2011, cotton. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold, results of operations and financial condition.

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2010, six manufacturers produced approximately 45% of our products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income both in the short and long term.

We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our brand and our reputation in the marketplace.

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

In 2010, our apparel and footwear were manufactured by 26 primary manufacturers, operating in 22 countries. Of these, six manufactured approximately 45% of our products, at locations in Honduras, Jordan, Malaysia, Mexico, Nicaragua, Philippines, Taiwan and Vietnam. In 2010, approximately 55% of our products were manufactured in Asia, 25% in Central and South America, 10% in Mexico and 5% in the Middle East. In addition, approximately 6% of our 2010 net revenues were generated through sales and licensing fees in other foreign countries. As a result of our international manufacturing and sales, we are subject to risks associated with doing business abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	currency exchange fluctuations;

•

the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, trade restrictions and restrictions on the transfer of funds, as well as rules and regulations regarding climate change;

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

We believe continued growth in industry-wide sales of performance athletic products will be largely dependent on consumers continuing to transition from traditional alternatives to performance athletic products. If consumers are not convinced these athletic products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance athletic products are often more expensive than traditional alternatives, consumers who are convinced these athletic products provide a better alternative may still not be convinced they are worth the extra cost. If industry-wide sales of performance athletic products do not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely impacted.

Our operating results are subject to seasonal and quarterly variations in our net revenues and net income, which could adversely affect the price of our Class A Common Stock.

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2010, 2009 and 2008, respectively.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing and introduction of advertising for new products and changes in our product mix. Variations in weather conditions may also have an adverse effect on our quarterly results of operations. For example, warmer than normal weather conditions throughout the fall or winter may reduce sales of our COLDGEAR® line, leaving us with excess inventory and operating results below our expectations.

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

We require our suppliers, independent manufacturers and licensees of our products to operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them. We do not control these suppliers, manufacturers or licensees or their labor practices. A violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturing sources or licensees.

In addition, we have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts, and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products could harm the reputations of those athletes, teams or leagues. As a result, our brand image, net revenues and profitability could be adversely affected.

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

We rely on our two distribution facilities in Glen Burnie, Maryland for the majority of our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because the majority of our products are distributed from two nearby locations, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

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

Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Kevin A. Plank, our founder, President and Chief Executive Officer. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.

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

Our President and Chief Executive Officer controls the majority of the voting power of our common stock.

Our Class A Common Stock has one vote per share and our Class B Convertible Common Stock has 10 votes per share. Our President and Chief Executive Officer, Kevin A. Plank, beneficially owns all outstanding shares of Class B Convertible Common Stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. This concentration of ownership may have various effects including, but not limited to, delaying or preventing a change of control.

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

Our success depends in large part on our brand image. We believe our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. There may be obstacles that arise as we expand our product line and geographic scope of our marketing. From time to time, we have received claims relating to intellectual property rights of others, and we expect third parties will continue to assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Any claim, regardless of its merit, could be expensive and time consuming to defend. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position and reduce our net revenues.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. We believe that our current location will be sufficient for the operation of our business over the next twelve months. We have two primary distribution facilities in Glen Burnie, Maryland. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. We expect to expand to additional distribution facilities in the future.

The location, general use, approximate size and lease term of our properties as of December 31, 2010, none of which is currently owned by us, are set forth below:

Location	Use	Approximate Square Feet	Lease End Date
Baltimore, MD	Corporate headquarters	267,000	(1)
Amsterdam, The Netherlands	European headquarters	6,300	December 2011
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 6,000 square foot factory house store	667,000	(2)
Denver, CO	Sales office	4,000	August 2011
Ontario, Canada	Sales office	10,000	October 2011
Guangzhou, China	Quality assurance & sourcing for footwear	4,600	December 2012
Hong Kong	Quality assurance & sourcing for apparel	10,700	September 2014
Various	Retail store space	269,000	(3)

(1)	Includes various lease obligations with options to renew beginning February 2012 through October 2015.

(2)	Includes a 359,000 square foot facility with an option to renew in September 2011 and a 308,000 square foot facility with an option to renew in May 2013.

(3)	Includes fifty seven factory house and specialty stores located in the United States with lease end dates of April 2011 through July 2020. We also have an additional factory house store which is included in the Glen Burnie, Maryland location in the table above. Excluded in the table above are executed lease agreements for factory house stores that we did not yet occupy as of December 31, 2010. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

In November 2010 we entered into an agreement to purchase 400,000 square feet of office space at our current office complex. Subject to certain conditions, we expect the transaction to close in early 2011. As of February 2011, we lease approximately 170,000 square feet of the available space in this part of the complex, and we anticipate taking additional space over time.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we have been involved in various legal proceedings. We believe all such litigation is routine in nature and incidental to the conduct of our business, and we believe no such litigation will have a material adverse effect on our financial condition, cash flows or results of operations.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position

Kevin A. Plank	38	President, Chief Executive Officer and Chairman of the Board of Directors

Brad Dickerson	46	Chief Financial Officer

Mark M. Dowley	46	Executive Vice President, Global Brand and President of International

Kip J. Fulks	38	Executive Vice President of Product

Wayne A. Marino	50	Chief Operating Officer

Eugene R. McCarthy	54	Senior Vice President of Footwear

J. Scott Plank	45	Executive Vice President, Business Development

John S. Rogers	48	Vice President, General Manager of Global E-Commerce

Daniel J. Sawall	56	Vice President of Retail

Henry B. Stafford	36	Senior Vice President of Apparel

Kevin A. Plank has served as our Chief Executive Officer and Chairman of the Board of Directors since 1996, and as our President from 1996 to July 2008 and since August 2010. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation. Mr. Plank’s brother is J. Scott Plank, our Executive Vice President, Business Development.

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

Mark M. Dowley has been Executive Vice President of Global Brand and President of International since February 2011. Prior to joining our Company, Mr. Dowley served as Chief Executive Officer of William Morris Endeavor Marketing from January 2004 to December 2010 and Chief Executive Officer of Interpublic Sports and Entertainment Group from April 2002 to January 2004. Prior to that, he served as Vice Chairman of McCann-Erickson World Group from January 1999 to April 2002 and Chief Executive Officer of Momentum Worldwide from September 1996 to January 1999.

Kip J. Fulks has been Executive Vice President of Product since January 2011. Prior to that, he served as Senior Vice President of Outdoor and Innovation from March 2008 to December 2010, as Senior Vice President of Outdoor from October 2007 to February 2008, as Senior Vice President of Sourcing, Quality Assurance and Product Development from March 2006 to September 2007, and Vice President of Sourcing and Quality Assurance from 1997 to February 2006.

Wayne A. Marino has been Chief Operating Officer since March 2008. Prior to that, he served as Executive Vice President and Chief Financial Officer from March 2006 to February 2008, as Senior Vice President and Chief Financial Officer from February 2005 to February 2006 and as Vice President and Chief Financial Officer from January 2004 to January 2005. Prior to joining our Company, Mr. Marino served as Chief Financial Officer of Nautica Enterprises, Inc. from 2000 to 2003. From 1998 to 2000, Mr. Marino served as Chief Financial Officer for Hartstrings Inc. Prior thereto, Mr. Marino served in a variety of capacities, including Divisional Chief Financial Officer, for Polo Ralph Lauren Corporation.

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

J. Scott Plank has been our Executive Vice President of Business Development since August 2009 focusing on domestic and international business development opportunities. Prior to that, he served as Senior Vice President of Retail from March 2006 to July 2009 with responsibility for factory house and specialty stores and e-commerce, as Chief Administrative Officer from January 2004 to February 2006 and Vice President of Finance from 2000 to 2003 with operational and strategic responsibilities. Mr. Plank was a director of Under Armour, Inc. from 2001 until July 2005. Mr. Plank is the brother of Kevin A. Plank, our President, Chief Executive Officer and Chairman of the Board of Directors.

John S. Rogers has been Vice President/General Manager of Global E-commerce since May 2010. Prior to joining our Company, he served in a variety of capacities for The Orvis Company, Inc., including Vice President of Multi-Channel Marketing and General Manager of the UK Division from 2006 to April 2010, Director of Multi-Channel Marketing from 2004 to 2006 and Director of E-commerce Marketing from 2000 to 2004. Prior thereto, Mr. Rogers served as Director of Branding for Toysmart.com, a Walt Disney company, from 1999 to 2000 and Director of Global Brands for Hasbro, from 1994 to 1999.

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

Henry B. Stafford has been Senior Vice President of Apparel since June 2010. Prior to joining our company, he worked with American Eagle Outfitters as Senior Vice President and Chief Merchandising Officer of The AE Brand from April 2007 to May 2010, General Merchandise Manager and Senior Vice President of Men’s and AE Canadian Division from April 2005 to March 2007 and General Merchandise Manager and Vice President of Men’s from September 2003 to March 2005. Prior thereto, Mr. Stafford served in a variety of capacities for Old Navy from 1998 to 2003, including Divisional Merchandising Manager for Men’s Tops from 2001 to 2003, and served as a buyer for Abercrombie and Fitch from 1996 to 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2011, there were 1,106 record holders of our Class A Common Stock and 5 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2010 and 2009.

	High	Low
2010
First Quarter (January 1 – March 31)	$31.16	$23.72
Second Quarter (April 1 – June 30)	$38.87	$29.12
Third Quarter (July 1 – September 30)	$46.10	$31.63
Fourth Quarter (October 1 – December 31)	$60.14	$44.07

2009
First Quarter (January 1 – March 31)	$26.48	$11.94
Second Quarter (April 1 – June 30)	$26.48	$15.78
Third Quarter (July 1 – September 30)	$31.24	$19.49
Fourth Quarter (October 1 – December 31)	$33.31	$25.26

Dividends

No cash dividends were declared or paid during 2010 or 2009 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, under our credit facility, we must comply with a fixed charge coverage ratio that could limit our ability to pay dividends to our stockholders. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.

Stock Compensation Plans

The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	3,069,880	$25.31	6,710,370
Equity Compensation plans not approved by security holders	480,000	$36.99	—

The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 95.6 thousand restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 5.9 million shares of our Class A Common

Stock under our Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 0.8 million shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.

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

Recent Sales of Unregistered Equity Securities

From September 15, 2010 through January 31, 2011, we issued 78.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $3.23 per share, for an aggregate amount of consideration of $251.9 thousand.

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Stock Performance Graph

The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the NYSE Market Index, the Hemscott Group Textile-Apparel Clothing Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2005 through December 31, 2010. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2005 and reinvestment of any dividends. The graph showing the Hemscott Group Textile-Apparel Clothing Index (“Hemscott Group Index”) was compiled and prepared by Morningstar, Inc. The Hemscott Group Index presented below consists of 67 specialty retailers †. We have added the S&P 500 Apparel, Accessories and Luxury Goods Index because we believe this is a more commonly used index for our industry.

The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Under Armour, Inc.	$100.00	$131.69	$113.99	$62.23	$71.18	$143.15
NYSE Market Index	$100.00	$120.47	$131.15	$79.67	$102.20	$115.88
Hemscott Group Index †	$100.00	$127.88	$108.03	$62.09	$109.33	$137.75
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$129.75	$90.24	$59.77	$97.26	$137.32

†	The other registrants included in the Hemscott Group Index are as follows: American Apparel Inc., Belluna Co Ltd., Benetton SPA, Bernard Chaus, Inc., Blue Holdings, Inc., Brownie’s Marine Group, Inc., Burberry Group PLC, Carlyle Golf, Carter’s, Inc., Cherokee Inc., China Xiniya Fashion Limited AM, Columbia Sportswear Company, Crown Crafts, Inc., Cygne Designs, Inc., Delta Apparel, Inc., Donnkenny, Inc., Dussault Apparel, Inc., Ever-Glory International Group, Inc., Execute Sports, Incorporated, Frederick’s of Hollywood Group, Inc., G-III Apparel Group, Ltd., Gildan Activewear, Inc., Gildan Activewear Inc. A, Hanesbrands, Inc., Hartmarx Corporation, Inca Designs, Inc., Jalate, Ltd., Jin En International Group Holding Company, JLM Couture, Inc., Joe’s Jeans, Inc., Kuhlman Company, Inc., Liz Claiborne, Inc., Lululemon Athletica, Inc., Maidenform Brands, Inc., Naturally Advanced Tech, Nitches, Inc., No Show, Inc., Obscene Jeans Corp., Oneita Industries, Inc., Oxford Industries, Inc., Panglobal Brands, Inc., People’s Liberation, Inc., Perry Ellis International, Inc., Phillips-Van Heusen Corporation, Puma, Inc., Polo Ralph Lauren Corporation, Quiksilver, Inc., Retrospettiva, Inc., Sew Cal Logo Inc., Simon Worldwide, Inc., Sirena Apparel Group, Sport Haley, Sunset Suit Holdings, Inc., Superior Uniform Group, Talon International, Inc., Tefron, Ltd., The Swatch Group Ltd., Total Apparel Group, Inc., TriMedia Entertainment Group, Inc., True Religion Apparel, Inc., VF Corporation, Vital State, Inc., VLOV, Inc., Wacoal Holdings Corporation, Warnaco Group, Inc. and Wolford AG.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
(In thousands, except per share amounts)
Net revenues	$1,063,927	$856,411	$725,244	$606,561	$430,689
Cost of goods sold	533,420	446,286	372,203	302,083	216,753

Gross profit	530,507	410,125	353,041	304,478	213,936
Selling, general and administrative expenses	418,152	324,852	276,116	218,213	157,018

Income from operations	112,355	85,273	76,925	86,265	56,918
Interest expense, net	(2,258)	(2,344)	(850)	749	1,457
Other expense, net	(1,178)	(511)	(6,175)	2,029	712

Income before income taxes	108,919	82,418	69,900	89,043	59,087
Provision for income taxes	40,442	35,633	31,671	36,485	20,108

Net income	$68,477	$46,785	$38,229	$52,558	$38,979

Net income available per common share
Basic	$1.35	$0.94	$0.78	$1.09	$0.82
Diluted	$1.34	$0.92	$0.76	$1.05	$0.78

Weighted average common shares outstanding
Basic	50,798	49,848	49,086	48,345	47,291
Diluted	51,282	50,650	50,342	50,141	49,676

Dividends declared	$—	$—	$—	$—	$—

	At December 31,
	2010	2009	2008	2007	2006
(In thousands)
Cash and cash equivalents	$203,870	$187,297	$102,042	$40,588	$70,655
Working capital (1)	406,703	327,838	263,313	226,546	173,389
Inventories	215,355	148,488	182,232	166,082	81,031
Total assets	675,378	545,588	487,555	390,613	289,368
Total debt and capital lease obligations, including current maturities	15,942	20,223	45,591	14,332	6,257
Total stockholders’ equity	$496,966	$399,997	$331,097	$280,485	$214,388

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenues grew to $1,063.9 million in 2010 from $430.7 million in 2006. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace relative to our competitors, as evidenced by the increases in our sales of our products. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes sales through our factory house and specialty stores, website, and catalog. New product offerings for 2010 included basketball footwear which had a limited introduction in the United States and Canada.

Our products are currently offered in over twenty three thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in Austria, France, Germany, Ireland and the United Kingdom, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

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

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products in a timely manner that meets changing preferences. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to “Risk Factors.”

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, headwear, bags, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. We have developed our own headwear and bags, and beginning in 2011, these products are being sold by us rather than by one of our licensees. We expect our net revenues to increase by approximately $60 million from 2010 to 2011 as a result of this change, which includes an increase in accessories revenues and a decrease in our license revenues in 2011. In addition we expect the related cost of goods sold to increase.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $14.7 million, $12.2 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Reclassifications

Outbound freight costs associated with shipping goods of $9.2 million and $7.0 million included in selling, general and administrative expenses for the years ended December 31, 2009 and 2008, respectively, were reclassified to cost of goods sold to conform to the presentation for the year ended December 31, 2010. In addition, costs of $6.3 million and $5.1 million associated with our sourcing offices and SMU Shop included in cost of goods sold for the years ended December 31, 2009 and 2008, respectively, were reclassified to selling, general and administrative expenses to conform to the presentation for the year ended December 31, 2010. We believe these changes were appropriate given our view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications more closely align with the way we manage our business.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net revenues	$1,063,927	$856,411	$725,244
Cost of goods sold	533,420	446,286	372,203

Gross profit	530,507	410,125	353,041
Selling, general and administrative expenses	418,152	324,852	276,116

Income from operations	112,355	85,273	76,925
Interest expense, net	(2,258)	(2,344)	(850)
Other expense, net	(1,178)	(511)	(6,175)

Income before income taxes	108,919	82,418	69,900
Provision for income taxes	40,442	35,633	31,671

Net income	$68,477	$46,785	$38,229

	Year Ended December 31,
(As a percentage of net revenues)	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	50.1	52.1	51.3

Gross profit	49.9	47.9	48.7
Selling, general and administrative expenses	39.3	37.9	38.1

Income from operations	10.6	10.0	10.6
Interest expense, net	(0.3)	(0.3)	(0.1)
Other expense, net	(0.1)	(0.1)	(0.9)

Income before income taxes	10.2	9.6	9.6
Provision for income taxes	3.8	4.1	4.3

Net income	6.4%	5.5%	5.3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues increased $207.5 million, or 24.2%, to $1,063.9 million in 2010 from $856.4 million in 2009.

Net revenues by geographic region are summarized below:

	Year Ended December 31,
	2010	2009	$ Change	% Change
(In thousands)
North America	$997,816	$808,020	$189,796	23.5%
Other foreign countries	66,111	48,391	17,720	36.6

Total net revenues	$1,063,927	$856,411	$207,516	24.2%

Net revenues in North America increased $189.8 million to $997.8 million in 2010 from $808.0 million in 2009 primarily due to increased net sales in apparel as discussed below. Net revenues in other foreign countries increased by $17.7 million to $66.1 million in 2010 from $48.4 million in 2009 primarily due to increased apparel sales in our Europe, Middle East and Africa (“EMEA”) operating segment and increased product distribution by our licensee in Japan.

Net revenues by product category are summarized below:

	Year Ended December 31,
	2010	2009	$ Change	% Change
(In thousands)
Apparel	$853,493	$651,779	$201,714	30.9%
Footwear	127,175	136,224	(9,049)	(6.6)
Accessories	43,882	35,077	8,805	25.1

Total net sales	1,024,550	823,080	201,470	24.5
License revenues	39,377	33,331	6,046	18.1

Total net revenues	$1,063,927	$856,411	$207,516	24.2%

Net sales increased $201.5 million, or 24.5%, to $1,024.6 million in 2010 from $823.1 million in 2009 as noted in the table above. The increase in net sales primarily reflects:

•	$88.9 million, or 56.8%, increase in direct to consumer sales, which includes 19 additional stores in 2010; and

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, base layer, mountain, golf and underwear categories; partially offset by

•	$9.0 million decrease in footwear sales driven primarily by a decline in running and training footwear sales.

License revenues increased $6.1 million, or 18.1%, to $39.4 million in 2010 from $33.3 million in 2009. This increase in license revenues was primarily a result of increased sales by our licensees due to increased distribution and continued unit volume growth. We have developed our own headwear and bags, and beginning in 2011, these products are being sold by us rather than by one of our licensees.

Gross profit increased $120.4 million to $530.5 million in 2010 from $410.1 million in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 200 basis points to 49.9% in 2010 compared to 47.9% in 2009. The increase in gross margin percentage was primarily driven by the following:

•	increased direct to consumer higher margin sales, accounting for an approximate 100 basis point increase;

•	decreased sales markdowns and returns, primarily due to improved sell-through rates at retail, accounting for an approximate 50 basis point increase; and

•	decreased inventory reserves, partially offset by increased lower margin third party liquidation sales, accounting for an approximate 50 basis point increase.

Selling, general and administrative expenses increased $93.3 million to $418.2 million in 2010 from $324.9 million in 2009. As a percentage of net revenues, selling, general and administrative expenses increased to 39.3% in 2010 from 37.9% in 2009. These changes were primarily attributable to the following:

•

Marketing costs increased $19.3 million to $128.2 million in 2010 from $108.9 million in 2009 primarily due to an increase in sponsorship of events and collegiate and professional teams and athletes, increased television and digital campaign costs, including media campaigns for specific customers and additional personnel costs. In addition, we incurred increased expenses for our performance incentive plan as compared to the prior year. As a percentage of net revenues, marketing costs decreased to 12.0% in 2010 from 12.7% in 2009 primarily due to decreased marketing costs for specific customers.

•	Selling costs increased $25.0 million to $94.6 million in 2010 from $69.6 million in 2009. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs, including increased expenses for our performance incentive plan as compared to the prior year. As a percentage of net revenues, selling costs increased to 8.9% in 2010 from 8.1% in 2009 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores.

•

Product innovation and supply chain costs increased $25.0 million to $96.8 million in 2010 from $71.8 million in 2009 primarily due to higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessories lines and higher distribution facilities operating and personnel costs as compared to the prior year to support our growth in net revenues. In addition, we incurred higher expenses for our performance incentive plan as compared to the prior year. As a percentage of net revenues, product innovation and supply chain costs increased to 9.1% in 2010 from 8.4% in 2009 primarily due to the items noted above.

•

Corporate services costs increased $24.0 million to $98.6 million in 2010 from $74.6 million in 2009. This increase was attributable primarily to higher corporate facility costs, information technology initiatives and corporate personnel costs, including increased expenses for our performance incentive plan as compared to the prior year. As a percentage of net revenues, corporate services costs increased to 9.3% in 2010 from 8.7% in 2009 primarily due to the items noted above.

Income from operations increased $27.1 million, or 31.8%, to $112.4 million in 2010 from $85.3 million in 2009. Income from operations as a percentage of net revenues increased to 10.6% in 2010 from 10.0% in 2009. This increase was a result of the items discussed above.

Interest expense, net remained unchanged at $2.3 million in 2010 and 2009.

Other expense, net increased $0.7 million to $1.2 million in 2010 from $0.5 million in 2009. The increase in 2010 was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in the Euro and Canadian dollar and our derivative financial instruments as compared to 2009.

Provision for income taxes increased $4.8 million to $40.4 million in 2010 from $35.6 million in 2009. Our effective tax rate was 37.1% in 2010 compared to 43.2% in 2009, primarily due to tax planning strategies and federal and state tax credits reducing the effective tax rate, partially offset by a valuation allowance recorded against our foreign net operating loss carryforward.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenues increased $131.2 million, or 18.1%, to $856.4 million in 2009 from $725.2 million in 2008.

Net revenues by geographic region are summarized below:

	Year Ended December 31,
	2009	2008	$ Change	% Change
(In thousands)
North America	$808,020	$692,388	$115,632	16.7%
Other foreign countries	48,391	32,856	15,535	47.3

Total net revenues	$856,411	$725,244	$131,167	18.1%

Net revenues in North America increased $115.6 million to $808.0 million in 2009 from $692.4 million in 2008 primarily due to increased net sales in apparel and footwear as discussed below. Net revenues in other foreign countries increased by $15.5 million to $48.4 million in 2009 from $32.9 million in 2008 primarily due to increased apparel sales in our EMEA operating segment.

Net revenues by product category are summarized below:

	Year Ended December 31,
	2009	2008	$ Change	% Change
(In thousands)
Apparel	$651,779	$578,887	$72,892	12.6%
Footwear	136,224	84,848	51,376	60.6
Accessories	35,077	31,547	3,530	11.2

Total net sales	823,080	695,282	127,798	18.4
License revenues	33,331	29,962	3,369	11.2

Total net revenues	$856,411	$725,244	$131,167	18.1%

Net sales increased $127.8 million, or 18.4%, to $823.1 million in 2009 from $695.3 million in 2008 as noted in the table above. The increase in net sales primarily reflects:

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

License revenues increased $3.3 million, or 11.2%, to $33.3 million in 2009 from $30.0 million in 2008. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new license agreements for team uniforms and custom-molded mouth guards.

Gross profit increased $57.1 million to $410.1 million in 2009 from $353.0 million in 2008. Gross profit as a percentage of net revenues, or gross margin, decreased 80 basis points to 47.9% in 2009 compared to 48.7% in 2008. The decrease in gross margin percentage was primarily driven by the following:

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

Selling, general and administrative expenses increased $48.8 million, or 17.7%, to $324.9 million in 2009 from $276.1 million in 2008. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 37.9% in 2009 from 38.1% in 2008. These changes were primarily attributable to the following:

•

Marketing costs increased $12.8 million to $108.9 million in 2009 from $96.1 million in 2008 primarily due to increased sponsorships of collegiate and professional teams and new events, including the National Football League Scouting Combine, and increased marketing costs for specific customers, including our in-store brand campaign supporting the introduction of our performance running footwear. These increases were partially offset by lower media and print expenditures in 2009. As a percentage of net revenues, marketing costs decreased to 12.7% in 2009 from 13.3% in 2008 primarily due to lower media and print expenditures costs in 2009, partially offset by the other items noted above.

•

Selling costs increased $13.5 million to $69.6 million in 2009 from $56.1 million in 2008. This increase was primarily due to costs incurred for the continued expansion of our direct to consumer sales channel and higher personnel costs, including increased expenses for our performance incentive plan as compared to the prior year. As a percentage of net revenues, selling costs increased to 8.1% in 2009 from 7.7% in 2008 due to increased costs incurred for the continued expansion of our factory house stores, partially offset by decreased apparel selling personnel costs as a percentage of net revenues.

•

Product innovation and supply chain costs increased $13.4 million to $71.8 million in 2009 from $58.4 million in 2008 primarily due to higher personnel costs for the design and sourcing of our expanding apparel and footwear lines, including increased expenses for our performance incentive plan as compared to the prior year. In addition, this increase was due to higher distribution facilities operating and personnel costs to support our growth. As a percentage of net revenues, product innovation and supply chain costs increased to 8.4% in 2009 from 8.1% in 2008 due to the items noted above.

•

Corporate services costs increased $9.1 million to $74.6 million in 2009 from $65.5 million in 2008. This increase was attributable primarily to higher personnel costs for additional corporate personnel necessary to support our growth, including increased expenses for our performance incentive plan as compared to the prior year. In addition, this increase was due to higher company-wide stock-based compensation and increased investments in consumer insight research. These increases were partially offset by decreased allowances for bad debts during 2009. As a percentage of net revenues, corporate services costs increased to 8.7% in 2009 from 9.0% in 2008 due to the items noted above.

Income from operations increased $8.4 million, or 10.9%, to $85.3 million in 2009 from $76.9 million in 2008. Income from operations as a percentage of net revenues decreased to 10.0% in 2009 from 10.6% in 2008. This decrease was a result of a decrease in gross profit as a percentage of net revenues as discussed above.

Interest expense, net increased $1.4 million to $2.3 million in 2009 from $0.9 million in 2008. This increase was primarily due to the write-off of deferred financing costs related to our prior revolving credit facility and increased costs for our revolving credit facility during 2009.

Other expense, net decreased $5.7 million to $0.5 million in 2009 from $6.2 million in 2008. This change was primarily due to our expanded foreign currency exchange hedging strategy in 2009 that reduced our exposure associated with foreign currency exchange rate fluctuations primarily on intercompany transactions for our European subsidiary in 2009 as compared to the prior year.

Provision for income taxes increased $3.9 million to $35.6 million in 2009 from $31.7 million in 2008. Our effective tax rate was 43.2% in 2009 compared to 45.3% in 2008. The effective tax rate in 2009 was lower than the effective tax rate in 2008 primarily due to decreased losses in our foreign subsidiaries and certain tax planning strategies implemented during 2009.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. Historically, a larger portion of our income from operations has been in the last two quarters of the year partially due to the shift in the timing of marketing investments to the first two quarters of the year. The majority of our net revenues were generated during the last two quarters in each of 2010, 2009 and 2008. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
(In thousands)
Net revenues	$229,407	$204,786	$328,568	$301,166	$200,000	$164,648	$269,546	$222,217
Gross profit	107,631	99,926	167,372	155,578	89,224	73,729	133,320	113,852
Marketing SG&A expenses	31,198	27,438	36,015	33,539	33,707	21,814	28,246	25,128
Other SG&A expenses	62,849	65,596	74,668	86,849	47,621	48,534	58,011	61,791
Income from operations	13,584	6,892	56,689	35,190	7,896	3,381	47,063	26,933

(As a percentage of annual totals)
Net revenues	21.6%	19.2%	30.9%	28.3%	23.4%	19.2%	31.5%	25.9%
Gross profit	20.3%	18.8%	31.6%	29.3%	21.7%	18.0%	32.5%	27.8%
Marketing SG&A expenses	24.3%	21.4%	28.1%	26.2%	31.0%	20.0%	25.9%	23.1%
Other SG&A expenses	21.7%	22.6%	25.8%	29.9%	22.0%	22.5%	26.9%	28.6%
Income from operations	12.1%	6.1%	50.5%	31.3%	9.2%	4.0%	55.2%	31.6%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. We fund our working capital, primarily inventory, and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings primarily available under our long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. In 2011, our capital expenditures are expected to include the purchase, subject to certain closing conditions, of part of our corporate office complex for $60.5 million. We intend to fund this purchase through additional debt.

Our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels. However, we do expect several factors to contribute to inventory growth in excess of sales growth in the first half of 2011. We are increasing our safety stock in core product offerings and seasonal products to better meet consumer demand. Core product offerings are products that we generally plan to have available for sale for at least the next twelve months at full price. In addition, beginning in 2011, headwear and bags are being sold by us rather than by one of our licensees, which will also contribute to our expected year over year inventory growth.

We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our revolving credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe we have adequate sources of liquidity over the long term, a prolonged economic recession or a slow recovery could adversely affect our business and liquidity (refer to the “Risk Factors” section included in Item 1A). In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$50,114	$119,041	$69,516
Investing activities	(41,785)	(19,880)	(42,066)
Financing activities	7,243	(16,467)	35,381
Effect of exchange rate changes on cash and cash equivalents	1,001	2,561	(1,377)

Net increase in cash and cash equivalents	$16,573	$85,255	$61,454

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, losses on disposals of property and equipment, stock-based compensation, deferred income taxes and changes in reserves and allowances. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash provided by operating activities decreased $68.9 million to $50.1 million in 2010 from $119.0 million in 2009. The decrease in cash provided by operating activities was due to decreased net cash flows from operating assets and liabilities of $99.1 million, partially offset by an increase in net income of $21.7 million and adjustments to net income for non-cash items which increased $8.5 million year over year. The decrease in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

an increase in net inventory investments of $98.2 million, partially offset by an increase in accounts payable of $20.5 million. In line with our prior guidance, inventory grew in the fourth quarter of 2010 at a rate higher than net sales growth due to increased safety stock, primarily ColdGear, to better meet anticipated consumer demand, investments around new products in 2011 including headwear, bags and Charged Cotton, and continued increases in our made-for strategy across our factory house store base. In 2009, operational initiatives were put in place to improve our inventory management which assisted in the decrease of inventory for that period; and

•	an increase in accounts receivable during 2010 primarily due to a 36.9% increase in net sales during the fourth quarter of 2010; partially offset by

•	higher income taxes payable in 2010 as compared to 2009.

Adjustments to net income for non-cash items increased in 2010 as compared to 2009 primarily due to unrealized foreign currency exchange rate losses in 2010 as compared to unrealized foreign currency exchange rate gains in 2009.

Cash provided by operating activities increased $49.5 million to $119.0 million in 2009 from cash provided by operating activities of $69.5 million in 2008. The increase in cash provided by operating activities was due to increased net cash inflows from operating assets and liabilities of $49.7 million and an increase in net income of $8.6 million, partially offset by lower adjustments to net income for non-cash items which decreased $8.8 million year over year. The increase in net cash inflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a decrease in inventory of $52.5 million, primarily driven by the operational initiatives put in place to improve our inventory management, increased liquidation sales to third parties and a larger percentage of products shipped directly from our suppliers to our customers, partially offset by a decrease in accounts payable of $21.3 million; and

•

an increase in accrued expenses and other liabilities of $17.0 million in 2009 as compared to 2008 primarily due to lower performance incentive plan payouts in 2009 as compared to 2008, as well as higher accruals to account for increased expenses for our performance incentive plan as of December 31, 2009 as compared to December 31, 2008.

Adjustments to net income for non-cash items decreased in 2009 as compared to 2008 primarily due to unrealized foreign currency exchange rate gains in 2009 as compared to unrealized foreign currency exchange rate losses in 2008.

Investing Activities

Cash used in investing activities increased $21.9 million to $41.8 million in 2010 from $19.9 million in 2009. This increase in cash used in investing activities was primarily due to increased investments in new factory house stores and corporate and distribution facilities, partially offset by lower investments in our in-store fixture program and branded concept shops. In addition, cash used in investing activities increased due to a deposit made in late December 2010 for a minority equity investment completed in early 2011 in Dome Corporation, our Japanese licensee.

Cash used in investing activities decreased $22.2 million to $19.9 million in 2009 from $42.1 million in 2008. This decrease in cash used in investing activities was primarily due to lower investments in our direct to consumer sales channel, our in-store fixture program and branded concept shops, our distribution facilities and our information technology initiatives. In addition, cash used in investing activities decreased due to the lower purchase of trust owned life insurance policies.

Total capital expenditures were $33.1 million, $24.6 million and $41.1 million in 2010, 2009 and 2008, respectively. Total capital expenditures in 2010, 2009 and 2008 included non-cash transactions of $2.9 million, $4.8 million and $2.5 million, respectively (refer to non-cash investing activities included on the Consolidated Statements of Cash Flows). Because we receive certain capital expenditures prior to transmitting payment for these capital investments, total capital expenditures exceed capital investments included in our consolidated statements of cash flows. Capital expenditures for 2011 are expected to be in the range of $40 million to $45 million, in addition to $60.5 million relating to the purchase of part of our corporate office complex.

Financing Activities

Cash provided by financing activities increased $23.7 million to $7.2 million in 2010 from cash used in financing activities of $16.5 million in 2009. This increase was primarily due to the final payment made on our prior revolving credit facility that was terminated during 2009.

Cash used in financing activities increased $51.9 million to $16.5 million in 2009 from cash provided by financing activities of $35.4 million in 2008. This increase was primarily due to additional net payments made on our revolving credit and long term debt facilities in 2009 as compared to 2008.

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

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of our assets and the assets of our domestic subsidiaries (other than our trademarks), and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which no amounts were outstanding as of December 31, 2010. We must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of December 31, 2010, we were in compliance with these financial covenants. The revolving credit facility also provides our lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The revolving credit facility contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of December 31, 2010, borrowings under our $200 million revolving credit facility were limited to approximately $151.5 million based on our eligible domestic inventory and accounts receivable balances. The weighted average interest rate on the balances outstanding under the prior revolving credit facility was 1.4% and 3.7% during the years ended December 31, 2009 and 2008. No balances were outstanding under the current revolving credit facility during the years ended December 31, 2010 and 2009, respectively.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our revolving credit facility, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $22.1 million was remaining as of December 31, 2010. At December 31, 2010 and 2009, the outstanding principal balance under these agreements was $15.9 million and $20.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.3%, 5.9% and 6.1% for the years ended December 31, 2010, 2009 and 2008, respectively.

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however continuing significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Contractual Commitments and Contingencies

We lease warehouse space, office facilities, space for our factory house and specialty stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2021, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for factory house stores that we did not yet occupy as of December 31, 2010. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2010 are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$15,942	$6,865	$6,821	$2,256	$—
Operating lease obligations (2)	95,704	19,528	31,400	24,677	20,099
Product purchase obligations (3)	356,943	356,943	—	—	—
Sponsorships and other (4)	167,629	43,506	72,015	48,625	3,483

Total	$636,218	$426,842	$110,236	$75,558	$23,582

(1)	Excludes a total of $1.1 million in interest payments on long term debt obligations.

(2)	Includes the minimum payments for operating lease obligations. The operating lease obligations do not include any contingent rent expense we may incur at our factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes.

(3)	We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2010.

(4)	Includes footwear promotional rights fees, sponsorships of individual athletes, sports teams and athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers. In addition, it is not possible to determine the amounts we may be required to pay under these agreements as they are primarily subject to certain performance based variables. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.

The table above excludes a $6.4 million liability for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

In addition, the table above excludes the expected purchase of part of our corporate office complex of $60.5 million. The purchase is subject to certain closing conditions. We expect the transaction to close in early 2011. We expect this transaction to have minimal impact on cash flows both from a purchase perspective and on a go-forward operational basis, as we intend to fund this purchase through additional debt.

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we have agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items. Generally, such indemnification obligations do not apply in situations in which our counterparties are grossly negligent, engage in willful misconduct, or act in bad faith. Based on our historical experience and the estimated probability of future loss, we have determined the fair value of such indemnifications is not material to our financial position or results of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could be significantly different from these estimates. We believe the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss take place at the point of sale, for example at our factory house and specialty stores. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are recognized based upon shipment of licensed products sold by our licensees.

Sales Returns, Allowances, Markdowns and Discounts

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers.

Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. Prior to 2010, the majority of reserves for customer markdowns and discounts were recorded as accrued expenses as settlements were made through cash disbursements. As of December 31, 2010, there were $8.3 million in customer markdowns and discounts recorded as offsets to accounts receivable, and no amounts were recorded as accrued expenses. As of

December 31, 2009, there were no significant customer markdowns or discounts recorded as offsets to accounts receivable, and $6.9 million was recorded as accrued expenses.

Allowance for Doubtful Accounts

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

Inventory Valuation and Reserves

We value our inventory at standard cost which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we provide a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by us, further adjustments may be required that would increase our cost of goods sold in the period in which we make such a determination.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded in the years ended December 31, 2010, 2009 and 2008.

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

Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.

Stock-Based Compensation

We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. Historically, we recognized expense for stock-based compensation awards granted prior to our initial filing of our S-1 Registration Statement in accordance with accounting guidance that allows the intrinsic value method. Under the intrinsic value method, stock-based compensation expense of fixed stock options is based on the difference, if any, between the fair value of our stock on the grant date and the exercise price of the option. The stock-based compensation expense for these awards was fully amortized in 2010. As of December 31, 2010, we had $19.0 million of unrecognized compensation expense, excluding performance-based stock options, expected to be recognized over a weighted average period of 2.0 years. In addition, we had $16.0 million of unrecognized compensation expense related to performance-based stock options, expected to be recognized over a weighted average period of 2.5 years if all combined operating income targets would be reached.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment did not have any impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a small amount of our consolidated net revenues in Canada and Europe. The reporting currency for our consolidated financial statements is the U.S. dollar. To date, net revenues generated outside of the United States have not been significant. However, as our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize foreign revenues in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by inter-company transactions. These exposures are included in other expense, net on the consolidated statements of income.

When deemed necessary, we have used foreign currency forward contracts to reduce the risk from exchange rate fluctuations on inter-company transactions and projected inventory purchases for our European and Canadian subsidiaries. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on the foreign currency forward contracts outstanding as of December 31, 2010, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.00 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.76 EUR per $1.00. As of December 31, 2010, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $17.6 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $34.8 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net on the consolidated statements of income. The fair values of our foreign currency forward contracts were liabilities of $0.6 million as of December 31, 2010, and were included in accrued expenses on the consolidated balance sheet. The fair values of our foreign currency forward contracts were assets of $0.3 million as of December 31, 2009, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Unrealized foreign currency exchange rate gains (losses)	$(1,280)	$5,222	$(5,459)
Realized foreign currency exchange rate losses	(2,638)	(261)	(2,166)
Unrealized derivative gains (losses)	(809)	(1,060)	1,650
Realized derivative gains (losses)	3,549	(4,412)	(204)

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

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK Kevin A. Plank	President, Chief Executive Officer and Chairman of the Board of Directors

/s/ BRAD DICKERSON Brad Dickerson	Chief Financial Officer

Dated: February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 24, 2011

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$203,870	$187,297
Accounts receivable, net	102,034	79,356
Inventories	215,355	148,488
Prepaid expenses and other current assets	19,326	19,989
Deferred income taxes	15,265	12,870

Total current assets	555,850	448,000
Property and equipment, net	76,127	72,926
Intangible assets, net	3,914	5,681
Deferred income taxes	21,275	13,908
Other long term assets	18,212	5,073

Total assets	$675,378	$545,588

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$84,679	$68,710
Accrued expenses	55,138	40,885
Current maturities of long term debt	6,865	9,178
Current maturities of capital lease obligations	—	97
Other current liabilities	2,465	1,292

Total current liabilities	149,147	120,162
Long term debt, net of current maturities	9,077	10,948
Other long term liabilities	20,188	14,481

Total liabilities	178,412	145,591

Commitments and contingencies (see Note 7)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of December 31, 2010 and 2009; 38,660,355 shares issued and outstanding as of December 31, 2010 and 37,747,647 shares issued and outstanding as of December 31, 2009	13	13
Class B Convertible Common Stock, $.0003 1/3 par value; 12,500,000 shares authorized, issued and outstanding as of December 31, 2010 and 2009	4	4
Additional paid-in capital	224,887	197,342
Retained earnings	270,021	202,188
Unearned compensation	—	(14)
Accumulated other comprehensive income	2,041	464

Total stockholders’ equity	496,966	399,997

Total liabilities and stockholders’ equity	$675,378	$545,588

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net revenues	$1,063,927	$856,411	$725,244
Cost of goods sold	533,420	446,286	372,203

Gross profit	530,507	410,125	353,041
Selling, general and administrative expenses	418,152	324,852	276,116

Income from operations	112,355	85,273	76,925
Interest expense, net	(2,258)	(2,344)	(850)
Other expense, net	(1,178)	(511)	(6,175)

Income before income taxes	108,919	82,418	69,900
Provision for income taxes	40,442	35,633	31,671

Net income	$68,477	$46,785	$38,229

Net income available per common share
Basic	$1.35	$0.94	$0.78
Diluted	$1.34	$0.92	$0.76

Weighted average common shares outstanding
Basic	50,798	49,848	49,086
Diluted	51,282	50,650	50,342

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accum- ulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	36,190	$12	12,500	$4	$162,362	$117,782	$(182)	$507		$280,485
Exercise of stock options	225	—	—	—	785	—	—	—		785
Issuance of Class A Common Stock, net of forfeitures	394	—	—	—	1,205	—	—	—		1,205
Stock-based compensation expense	—	—	—	—	8,340	—	122	—		8,462
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	2,033	—	—	—		2,033
Comprehensive income :
Net income	—	—	—	—	—	38,229	—	—	$38,229	38,229
Foreign currency translation adjustment, net of tax of $100	—	—	—	—	—	—	—	(102)	(102)	(102)

Comprehensive income									38,127

Balance as of December 31, 2008	36,809	12	12,500	4	174,725	156,011	(60)	405		331,097
Exercise of stock options	853	1	—	—	4,000	—	—	—		4,001
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(26)	—	—	—	—	(608)	—	—		(608)
Issuance of Class A Common Stock, net of forfeitures	112	—	—	—	1,509	—	—	—		1,509
Stock-based compensation expense	—	—	—	—	12,864	—	46	—		12,910
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	4,244	—	—	—		4,244
Comprehensive income :
Net income	—	—	—	—	—	46,785	—	—	46,785	46,785
Foreign currency translation adjustment, net of tax of $101	—	—	—	—	—	—	—	59	59	59

Comprehensive income									46,844

Balance as of December 31, 2009	37,748	13	12,500	4	197,342	202,188	(14)	464		399,997
Exercise of stock options	799	—	—	—	6,104	—	—	—		6,104
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(19)	—	—	—	—	(644)	—	—		(644)
Issuance of Class A Common Stock, net of forfeitures	132	—	—	—	1,788	—	—	—		1,788
Stock-based compensation expense	—	—	—	—	16,170	—	14	—		16,184
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	3,483	—	—	—		3,483
Comprehensive income :
Net income	—	—	—	—	—	68,477	—	—	$68,477	68,477
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,577	1,577	1,577

Comprehensive income									$70,054

Balance as of December 31, 2010	38,660	$13	12,500	$4	$224,887	$270,021	$—	$2,041		$496,966

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$68,477	$46,785	$38,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	31,321	28,249	21,347
Unrealized foreign currency exchange rate (gains) losses	1,280	(5,222)	5,459
Loss on disposal of property and equipment	44	37	15
Stock-based compensation	16,227	12,910	8,466
Deferred income taxes	(10,337)	(5,212)	(2,818)
Changes in reserves and allowances	2,322	1,623	8,711
Changes in operating assets and liabilities:
Accounts receivable	(32,320)	3,792	2,634
Inventories	(65,239)	32,998	(19,497)
Prepaid expenses and other assets	(4,099)	1,870	(7,187)
Accounts payable	16,158	(4,386)	16,957
Accrued expenses and other liabilities	21,330	11,656	(5,316)
Income taxes payable and receivable	4,950	(6,059)	2,516

Net cash provided by operating activities	50,114	119,041	69,516

Cash flows from investing activities
Purchase of property and equipment	(30,182)	(19,845)	(38,594)
Purchase of intangible assets	—	—	(600)
Purchase of trust owned life insurance policies	(478)	(35)	(2,893)
Deposit for purchase of long term investment	(11,125)	—	—
Proceeds from sales of property and equipment	—	—	21

Net cash used in investing activities	(41,785)	(19,880)	(42,066)

Cash flows from financing activities
Proceeds from revolving credit facility	—	—	40,000
Payments on revolving credit facility	—	(25,000)	(15,000)
Proceeds from long term debt	5,262	7,649	13,214
Payments on long term debt	(9,446)	(7,656)	(6,490)
Payments on capital lease obligations	(97)	(361)	(464)
Excess tax benefits from stock-based compensation arrangements	4,189	5,127	2,131
Proceeds from exercise of stock options and other stock issuances	7,335	5,128	1,990
Payments of debt financing costs	—	(1,354)	—

Net cash provided by (used in) financing activities	7,243	(16,467)	35,381
Effect of exchange rate changes on cash and cash equivalents	1,001	2,561	(1,377)

Net increase in cash and cash equivalents	16,573	85,255	61,454
Cash and cash equivalents
Beginning of year	187,297	102,042	40,588

End of year	$203,870	$187,297	$102,042

Non-cash financing and investing activities
Purchase of property and equipment through certain obligations	$2,922	$4,784	$2,486
Purchase of intangible asset through certain obligations	—	2,105	—

Other supplemental information
Cash paid for income taxes	38,773	40,834	29,561
Cash paid for interest	992	1,273	1,444

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2010, 2009 and 2008 was interest income of $48.7 thousand, $102.8 thousand and $636.5 thousand, respectively, related to cash and cash equivalents.

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

	Customer A	Customer B	Customer C
Net revenues
2010	18.5%	8.7%	5.0%
2009	19.4%	9.4%	4.6%
2008	18.6%	12.2%	4.7%

Accounts receivable
2010	23.3%	11.0%	5.4%
2009	17.6%	10.7%	6.0%
2008	25.0%	15.8%	7.9%

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $4.9 million and $5.2 million, respectively.

Inventories

Inventories consist of finished goods, raw materials and work-in-process. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. The Company values its inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it provides a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.

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

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

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

The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.7 million and $0.4 million as of December 31, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded in the years ended December 31, 2010, 2009 and 2008.

Accrued Expenses

At December 31, 2010, accrued expenses primarily included $31.0 million and $7.8 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2009, accrued expenses primarily included $14.5 million, $6.9 million and $5.2 million of accrued compensation and benefits, certain customer markdowns and discounts and marketing expenses, respectively.

Foreign Currency Translation and Transactions

The functional currency for each of the Company’s wholly owned foreign subsidiaries is generally the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the local currency are included in other expense, net on the consolidated statements of income.

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

Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded to other expense, net on the consolidated statements of income. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards. Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale, for example, at the Company’s retail stores. The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are recognized based upon shipment of licensed products sold by the Company’s licensees. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold.

Sales Returns, Allowances, Markdowns and Discounts

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers.

Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. Prior to 2010, the majority of reserves for customer markdowns and discounts were recorded as accrued expenses as settlements were made through cash disbursements. As of December 31, 2010, there were $8.3 million in customer markdowns and discounts recorded as offsets to accounts receivable, and no amounts were recorded as accrued expenses. As of December 31, 2009, there were no significant customer markdowns or discounts recorded as offsets to accounts receivable, and $6.9 million was recorded as accrued expenses.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Advertising expense, including amortization of in-store marketing fixtures and displays, was $128.2 million, $108.9 million and $96.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, prepaid advertising costs were $3.2 million and $1.4 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $14.7 million, $12.2 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In addition, the Company recognized expense for stock-based compensation awards granted prior to the Company’s initial filing of its S-1 Registration Statement in accordance with accounting guidance that allows the intrinsic value method. Under the intrinsic value method, stock-based compensation expense of fixed stock options is based on the difference, if any, between the fair value of the company’s stock on the grant date and the exercise price of the option. The stock-based compensation expense for these awards was fully amortized in 2010. Had the Company elected to account for all stock-based compensation awards at fair value, net income and earnings per share for the years ended December 31, 2010, 2009 and 2008 would have been reported as set forth in the following table:

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Net income	$68,477	$46,785	$38,229
Add: stock-based compensation expense included in reported net income, net of taxes	10,202	7,329	4,633
Deduct: stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(10,233)	(7,360)	(4,796)

Pro forma net income	$68,446	$46,754	$38,066

Earnings per share including stock-based compensation expense

Basic, pro forma	$1.35	$0.94	$0.78
Diluted, pro forma	$1.33	$0.92	$0.76
Basic, as reported	$1.35	$0.94	$0.78
Diluted, as reported	$1.34	$0.92	$0.76

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was effective for financial statements issued for annual periods beginning after November 15, 2009, and for interim periods within the first annual period. The adoption of this amendment did not have any impact on the Company’s consolidated financial statements.

Reclassifications

Outbound freight costs associated with shipping goods of $9.2 million and $7.0 million included in selling, general and administrative expenses for the years ended December 31, 2009 and 2008, respectively, were reclassified to cost of goods sold to conform to the presentation for the year ended December 31, 2010. In addition, costs of $6.3 million and $5.1 million associated with the Company’s sourcing offices and Special Make-Up Shop included in cost of goods sold for the years ended December 31, 2009 and 2008, respectively, were reclassified to selling, general and administrative expenses to conform to the presentation for the years ended December 31, 2010. The Company believes these changes were appropriate given its view that cost of goods sold should primarily include product costs which are variable in nature. In addition, these reclassifications more closely align with the way the Company manages its business.

3. Inventories

Inventories consisted of the following:

	December 31,
(In thousands)	2010	2009
Finished goods	$214,524	$147,632
Raw materials	831	785
Work-in-process	—	71

Total inventories	$215,355	$148,488

4. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(In thousands)	2010	2009
Furniture, fixtures and displays	$41,907	$43,538
Software	30,579	25,548
Leasehold improvements	38,739	24,347
Plant equipment	21,653	18,153
Office equipment	21,271	16,298
Construction in progress	7,223	12,532
Other	1,534	2,166

Subtotal property and equipment	162,906	142,582
Accumulated depreciation and amortization	(86,779)	(69,656)

Property and equipment, net	$76,127	$72,926

Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation and amortization expense related to property and equipment was $28.7 million, $25.3 million and $19.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

5. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2010			December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(6,625)	$1,875	$8,500	$(5,125)	$3,375
Other	2,982	(943)	2,039	2,830	(524)	2,306

Total	$11,482	$(7,568)	$3,914	$11,330	$(5,649)	$5,681

Intangible assets are amortized using estimated useful lives of 55 months to 89 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated amortization expense of the Company’s intangible assets is $2.1 million, $1.0 million and $0.6 million for the years ending December 31, 2011, 2012 and 2013, respectively, and $0.1 million for each of the years ending December 31, 2014 and 2015.

6. Revolving Credit Facility and Long Term Debt

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

The revolving credit facility may be used for working capital and general corporate purposes. It is collateralized by substantially all of the assets of the Company and its domestic subsidiaries (other than the Company’s trademarks), and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the revolving credit facility may be used to support letters of credit, of which no amounts were outstanding as of December 31, 2010. The Company must maintain a certain leverage ratio and fixed charge coverage ratio as defined in the credit agreement. As of December 31, 2010, the Company was in compliance with these financial covenants. The revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the revolving credit facility, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The revolving credit facility contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the revolving credit facility includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under this credit agreement.

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

As of December 31, 2010, borrowings under the $200 million revolving credit facility were limited to approximately $151.5 million based on the Company’s eligible domestic inventory and accounts receivable balances. The weighted average interest rates on the balances outstanding under the prior revolving credit facility were 1.4% and 3.7% during the years ended December 31, 2009 and 2008, respectively. No balances were outstanding under the current revolving credit facility during the years ended December 31, 2010 and 2009.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s revolving credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the revolving credit facility limit the total amount of additional financing under these agreements to $35.0 million, of which $22.1 million was remaining as of December 31, 2010. At December 31, 2010 and 2009, the outstanding principal balance under these agreements was $15.9 million and $20.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 5.3%, 5.9% and 6.1% for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a schedule of future principal payments on long term debt as of December 31, 2010:

(In thousands)
2011	$6,865
2012	4,757
2013	2,064
2014	1,532
2015	724

Total future principal payments on long term debt	15,942
Less current maturities of long term debt	(6,865)

Long term debt obligations	$9,077

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however continued significant instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Interest expense, net includes interest expense and amortization of deferred financing costs of $2.3 million, $2.4 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7. Commitments and Contingencies

Obligations Under Operating and Capital Leases

The Company leases warehouse space, office facilities, space for its retail stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2021, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for factory house stores that the Company did not yet occupy as of December 31, 2010. The following is a schedule of future minimum lease payments for non-cancelable operating leases as of December 31, 2010:

(In thousands)	Operating
2011	$19,528
2012	16,559
2013	14,841
2014	13,370
2015	11,307
2016 and thereafter	20,099

Total future minimum lease payments	$95,704

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $19.3 million, $14.1 million and $12.9 million, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $2.0 million, $0.6 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company had no outstanding capital lease agreements as of December 31, 2010 and no significant outstanding capital lease agreements as of December 31, 2009.

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2010:

(In thousands)
2011	$43,506
2012	39,251
2013	32,764
2014	29,731
2015	18,894
2016 and thereafter	3,483

Total future minimum sponsorship and other marketing payments	$167,629

The amounts listed above are the minimum obligations required to be paid under the Company’s sponsorship and other marketing agreements. The amounts listed above do not include additional performance incentives and product supply obligations provided under certain agreements. It is not possible to determine how much the Company will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to the sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and the Company’s decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

Other

The Company is, from time to time, involved in routine legal matters incidental to its business. The Company believes that the ultimate resolution of any such current proceedings and claims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

8. Stockholders’ Equity

The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares of 100.0 million shares and 12.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by the Company’s Chief Executive Officer (“CEO”), or a related party of the CEO, as defined in the Company’s charter. As a result, the Company’s CEO has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than the Company’s CEO or a related party of the CEO, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis on the date upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by the Company’s CEO is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

9. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value accounting guidance outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures and prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of December 31, 2010 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 14)	$—	$(551)	$—
TOLI held by the Rabbi Trust (see Note 13)	—	3,593	—
Deferred Compensation Plan obligations (see Note 13)	—	(3,591)	—

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

10. Provision for Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Income (loss) before income taxes:
United States	$96,179	$86,752	$85,204
Foreign	12,740	(4,334)	(15,304)

Total	$108,919	$82,418	$69,900

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Current
Federal	$39,139	$32,215	$28,225
State	8,020	7,285	5,022
Other foreign countries	3,620	1,345	1,242

	50,779	40,845	34,489

Deferred
Federal	(6,617)	(2,421)	226
State	(3,487)	244	1,699
Other foreign countries	(233)	(3,035)	(4,743)

	(10,337)	(5,212)	(2,818)

Provision for income taxes	$40,442	$35,633	$31,671

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	1.2	5.7	6.5
Nondeductible expenses	1.4	2.2	1.7
Foreign rate differential	(1.6)	(0.7)	2.2
Unrecognized tax benefits	2.3	1.1	—
Other	(1.2)	(0.1)	(0.1)

Effective income tax rate	37.1%	43.2%	45.3%

The decrease in the 2010 full year effective income tax rate, as compared to 2009, is primarily attributable to certain tax planning strategies and federal and state tax credits reducing the effective tax rate for the period. This reduction was partially offset by the establishment of a valuation allowance recorded against a portion of the Company’s deferred tax assets and additional unrecognized tax benefits.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2010	2009
Deferred tax asset
State tax credits, net of federal tax impact	$1,750	$—
Tax basis inventory adjustment	3,052	1,874
Inventory obsolescence reserves	2,264	2,800
Allowance for doubtful accounts and other reserves	8,996	7,042
Foreign net operating loss carryforward	10,917	9,476
Stock-based compensation	8,790	5,450
Intangible asset	372	1,068
Deferred rent	2,975	1,728
Deferred compensation	1,449	1,105
Other	2,709	3,151

Total deferred tax assets	43,274	33,694
Less: valuation allowance	(1,765)	—

Total net deferred tax assets	41,509	33,694

Deferred tax liability
Prepaid expenses	(1,865)	(1,133)
Property, plant and equipment	(3,104)	(5,783)

Total deferred tax liabilities	(4,969)	(6,916)

Total deferred tax assets, net	$36,540	$26,778

As of December 31, 2010, the Company had $10.9 million in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 5 to 9 years. As of December 31, 2010, the Company believed certain deferred tax assets associated with foreign net operating loss carryforwards would expire unused based on updated forward-looking financial information. Therefore, a valuation allowance of $1.5 million and $1.8 million was recorded against the Company’s net deferred tax assets as of September 30, 2010 and December 31, 2010, respectively. The valuation allowance resulted in an increase to income tax expense of $1.8 million for the year ended December 31, 2010. Although realization of the remaining foreign net operating loss carryforwards is not assured, the Company believes it is more likely than not that the remaining $9.1 million will be realized. This realizable amount could be increased or decreased if future taxable income during the carryforward periods is increased or reduced.

As of December 31, 2010, withholding and U.S. taxes have not been provided on approximately $37.3 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.

As of December 31, 2010 and 2009, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $6.4 million and $3.5 million, respectively. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Beginning of year	$2,598	$1,675	$1,781
Increases as a result of tax positions taken in a prior period	—	—	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	2,632	1,163	281
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	(43)	—
Reductions as a result of a lapse of statute of limitations during the current period	(65)	(197)	(387)

End of year	$5,165	$2,598	$1,675

As of December 31, 2010, $4.3 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company’s effective tax rate if recognized.

As of December 31, 2010, 2009 and 2008, the liability for unrecognized tax benefits included $1.3 million, $0.9 million and $0.8 million for the accrual of interest and penalties, respectively. For each of the years ended December 31, 2010, 2009 and 2008, the Company recorded $0.3 million, $0.2 million and $0.2 million for the accrual of interest and penalties in its consolidated statement of income.

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

11. Earnings per Share

The Company adopted accounting guidance during 2009 requiring any stock-based compensation awards that entitle their holders to receive dividends prior to vesting to be considered participating securities and to be included in the calculation of basic earnings per share using the two class method. Historically, these stock-based compensation awards were included in the calculation of diluted earnings per share using the treasury stock method. The Company determined that all outstanding restricted stock awards meet the definition of participating securities and should be included in basic earnings per share using the two class method. The Company included outstanding restricted stock awards in the calculation of basic earnings per share for the years ended December 31, 2010 and 2009 and adjusted prior period earnings per share calculations. The application of this accounting guidance decreased basic and diluted earnings per share presented for the year ended December 31, 2008 by $0.01. The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008
Numerator
Net income	$68,477	$46,785	$38,229
Net income attributable to participating securities	(548)	(468)	(421)

Net income available to common shareholders (1)	$67,929	$46,317	$37,808

Denominator
Weighted average common shares outstanding	50,379	49,341	48,569
Effect of dilutive securities	484	803	1,257

Weighted average common shares and dilutive securities outstanding	50,863	50,144	49,826

Earnings per share—basic	$1.35	$0.94	$0.78
Earnings per share—diluted	$1.34	$0.92	$0.76

(1) Basic weighted average common shares outstanding	50,379	49,341	48,569
Basic weighted average common shares outstanding and participating securities	50,798	49,848	49,086
Percentage allocated to common stockholders	99.2%	99.0%	98.9%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 0.9 million, 1.1 million and 1.0 million shares of common stock were outstanding for each of the years ended December 31, 2010, 2009 and 2008, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation

Stock Compensation Plans

The Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. In 2009, stockholders approved amendments to the 2005 Plan, including an increase in the maximum number of shares available for issuance under the 2005 Plan from 2.7 million shares to 10.0 million shares, as well as limiting the number of stock options awarded in any calendar year to 1.0 million for any one participant. Stock options and restricted stock awards under the 2005 Plan generally vest ratably over a four to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2015. As of December 31, 2010, 5.9 million shares are available for future grants of awards under the 2005 Plan.

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

Total stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $16.2 million, $12.9 million and $8.5 million, respectively. As of December 31, 2010, the Company had $19.0 million of unrecognized compensation expense, excluding performance-based stock options, expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 1.0 million shares. During the years ended December 31, 2010, 2009 and 2008, 39.6 thousand, 59.8 thousand and 46.6 thousand shares were purchased under the ESPP, respectively.

2006 Non-Employee Director Compensation Plan and Deferred Stock Unit Plan

The Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. 2006 Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $0.1 million on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $75.0 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.

The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A Common Stock with the shares delivered six months following the termination of the director’s service.

Stock Options

The weighted average fair value of a stock option granted for the years ended December 31, 2010, 2009 and 2008 was $16.71, $7.79 and $19.48, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.6% - 3.1%	2.0% - 3.2%	2.9% - 4.4%
Average expected life in years	6.25 - 7.0	5.0 - 6.5	5.4 - 8.3
Expected volatility	55.2% - 55.8%	53.4% - 56.2%	44.0% - 47.7%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock options as of December 31, 2010, 2009 and 2008, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2010		2009		2008
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,831	$18.02	2,456	$15.92	2,126	$8.23
Granted, at fair market value	1,435	29.32	1,364	14.53	609	37.96
Exercised	(799)	7.64	(853)	4.69	(225)	3.49
Expired	(7)	41.26	(34)	33.87	—	—
Forfeited	(486)	23.52	(102)	27.04	(54)	13.67

Outstanding, end of year	2,974	$25.31	2,831	$18.02	2,456	$15.92

Options exercisable, end of year	304	$33.04	908	$11.58	1,044	$7.22

The intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $7.6 million, $14.8 million and $6.7 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
2,974	$25.31	8.4	$87,834	304	$33.04	6.1	$6,632

Included in the tables above are 1.1 million and 1.3 million performance-based stock options granted to officers and key employees under the 2005 Plan during the years ended December 31, 2010 and 2009, respectively. These performance-based stock options have a weighted average exercise price of $20.75, and a term of ten years. These performance-based options have vestings that are tied to the achievement of certain combined annual operating income targets. Upon the achievement of each of the combined operating income targets, 50% of the options will vest and the remaining 50% will vest one year later. If certain lower levels of combined operating income are achieved, fewer or no options will vest at that time and one year later, and the remaining stock options will be forfeited. At this time, the combined operating income targets related to the 1.3 million performance-based stock options granted during the year ended December 31, 2009 have been met, and the options will vest 50% on February 15, 2011 and the remaining 50% will vest on February 15, 2012, subject to continued employment.

The weighted average fair value of these performance-based stock options is $11.66, and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the table above. During the years ended December 31, 2010 and 2009, the Company recorded $6.2 million and $2.9 million, respectively, in stock-based compensation expense for these performance-based stock options. As of December 31, 2010, the Company had $16.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.5 years if all combined operating income targets would be reached.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units as of December 31, 2010, 2009 and 2008, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2010		2009		2008
	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value
Outstanding, beginning of year	488	$37.40	639	$38.27	362	$42.06
Granted	195	33.46	63	24.36	404	36.55
Forfeited	(102)	39.68	(19)	44.96	(45)	51.74
Vested	(169)	34.81	(195)	35.32	(82)	39.63

Outstanding, end of year	412	$36.04	488	$37.40	639	$38.27

Warrants

On August 3, 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset (refer to Note 5). With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price of the Company’s Class A Common Stock on August 2, 2006. As of December 31, 2010, all outstanding warrants were exercisable, and no warrants have been exercised.

13. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2010 and 2009, the Deferred Compensation Plan obligations were $3.6 million and $2.7 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.

The Company established a rabbi trust (the “Rabbi Trust”) to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2010 and 2009, the assets held in the Rabbi Trust were trust owned life insurance policies (“TOLI”) with cash-surrender values of $3.6 million and $2.8 million, respectively. These assets are consolidated as allowed by accounting guidance, and are included in other non-current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

14. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. When deemed necessary, the

Company enters into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its European and Canadian subsidiaries.

As of December 31, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $17.6 million with contract maturities of 1 month. As of December 31, 2010, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $34.8 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were liabilities of $0.6 million as of December 31, 2010, and were included in accrued expenses on the consolidated balance sheet. The fair values of the Company’s foreign currency forward contracts were assets of $0.3 million as of December 31, 2009, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2010	2009	2008
Unrealized foreign currency exchange rate gains (losses)	$(1,280)	$5,222	$(5,459)
Realized foreign currency exchange rate losses	(2,638)	(261)	(2,166)
Unrealized derivative gains (losses)	(809)	(1,060)	1,650
Realized derivative gains (losses)	3,549	(4,412)	(204)

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

15. Related Party Transactions

The Company has an agreement to license a software system with a vendor whose Co-CEO is a director of the Company. During the years ended December 31, 2010, 2009 and 2008, the Company paid $1.5 million, $2.0 million and $3.2 million, respectively, in licensing fees and related support services to this vendor. There were no amounts payable to this related party as of December 31, 2010. Amounts payable to this related party as of December 31, 2009 were $0.1 million.

The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $1.0 million in usage fees to this entity for its use of the aircraft during the year ended December 31, 2010, and $0.6 million during each of the years ended December 31, 2009 and 2008, respectively. No amounts were payable to this related party as of December 31, 2010. Amounts payable to this related party as of December 31, 2009 were $0.1 million. The Company determined the usage fees charged are at or below market.

16. Segment Data and Related Information

The Company historically operated within one operating and reportable segment based on how the Chief Operating Decision Maker (“CODM”) managed the business. During 2010, the Company’s operating segments changed to reflect how the CODM makes decisions about allocating resources and assessing performance. In order to make these decisions, the CODM receives discrete financial information by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. The Company’s new operating segments are based on these geographic regions. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. As the Latin America, EMEA and Asia operating segments did not meet the quantitative thresholds for individual disclosure as reportable segments, they were combined into other foreign countries.

The geographic distribution of the Company’s net revenues, operating income and total assets are summarized in the following tables based on the location of its customers and operations. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure and corporate expenses have not been allocated to other foreign countries. Prior period data included below was reclassified to conform to the current period presentation.

(In thousands)	Year Ended December 31,
	2010	2009	2008
Net revenues
North America	$997,816	$808,020	$692,388
Other foreign countries	66,111	48,391	32,856

Total net revenues	$1,063,927	$856,411	$725,244

(In thousands)	Year Ended December 31,
	2010	2009	2008
Operating income
North America	$102,806	$83,239	$76,326
Other foreign countries	9,549	2,034	599

Total operating income	112,355	85,273	76,925
Interest expense, net	(2,258)	(2,344)	(850)
Other expense, net	(1,178)	(511)	(6,175)

Income before income taxes	$108,919	$82,418	$69,900

(In thousands)	December 31,
	2010	2009
Total assets
North America	$613,515	$493,726
Other foreign countries	61,863	51,862

Total assets	$675,378	$545,588

Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2010	2009	2008
Apparel	$853,493	$651,779	$578,887
Footwear	127,175	136,224	84,848
Accessories	43,882	35,077	31,547

Total net sales	1,024,550	823,080	695,282
License revenues	39,377	33,331	29,962

Total net revenues	$1,063,927	$856,411	$725,244

During the years ended December 31, 2010 and 2009, substantially all of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $952.9 million, $771.2 million and $660.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,

2010
Net revenues	$229,407	$204,786	$328,568	$301,166	$1,063,927
Gross profit	107,631	99,926	167,372	155,578	530,507
Income from operations	13,584	6,892	56,689	35,190	112,355
Net income	7,170	3,502	34,857	22,948	68,477
Earnings per share-basic	$0.14	$0.07	$0.68	$0.45	$1.35
Earnings per share-diluted	$0.14	$0.07	$0.68	$0.44	$1.34

2009
Net revenues	$200,000	$164,648	$269,546	$222,217	$856,411
Gross profit	89,224	73,729	133,320	113,852	410,125
Income from operations	7,896	3,381	47,063	26,933	85,273
Net income	3,962	1,439	26,182	15,202	46,785
Earnings per share-basic	$0.08	$0.03	$0.52	$0.30	$0.94
Earnings per share-diluted	$0.08	$0.03	$0.52	$0.30	$0.92

18. Subsequent Events

Long Term Investment

In December 2010, the Company advanced $11.1 million to Dome Corporation (“Dome”), its Japanese licensee, in order to make a minority equity investment in Dome which closed in January 2011. In February 2011, the Company purchased an additional $3.7 million of equity from existing Dome shareholders.

Stockholders’ Equity

In February 2011, 312.5 thousand shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with a stock sale.

Stock-Based Compensation

In February 2011, 0.3 million performance-based restricted stock units were awarded to certain officers and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2012 and 2013. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2014 and the remaining 50% will vest on February 15, 2015. If certain lower levels of combined operating income for 2012 and 2013 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited.

In addition, 0.2 million shares of restricted stock were awarded to a certain executive in February 2011. These shares of restricted stock have a vesting term of ten years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding directors is incorporated herein by reference from the 2011 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.

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

The information required by this Item is incorporated by reference herein from the 2011 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein from the 2011 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein from the 2011 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2011 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-127856), filed with the Securities and Exchange Commission (SEC) on November 15, 2005. References to the Company’s 2005 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. References to the Company’s 2006 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2008 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008. References to the Company’s 2009 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s 2005 Form 10-K).

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s 2005 Form 10-K).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

4.02	Registration Rights Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed August 7, 2006).

10.01	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2008).*

10.02	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Suzanne J. Karkus and the Company (incorporated by reference to Exhibit 10.04 of the Company’s 2007 Form 10-K).*

Exhibit No.
10.03	Agreement and General Release by and between the Company and Suzanne J. Karkus dated February 3, 2010 (incorporated by reference to Exhibit 10.04 of the Company’s 2009 Form 10-K).*

10.04	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between David McCreight and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

10.05	Agreement and General Release by and between the Company and David McCreight dated July 12, 2010 (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2010).*

10.06	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.05 of the Company’s 2007 Form 10-K).*

10.07	Standard Industrial Lease between the Company and The Realty Associates Fund V, L.P. dated December 22, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated February 23, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.08 of the Company’s 2006 Form 10-K).

10.08	Office lease by and between Hull Point LLC and the Company dated March 29, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to Form S-1), as amended by the First Amendment dated September 10, 2002 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to Form S-1), the Second Amendment dated March 6, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.18 of Amendment No. 3 to Form S-1), the Third Amendment dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.19 of Amendment No. 3 to Form S-1), the Fourth Amendment dated October 12, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09A of the Company’s 2006 Form 10-K), the Fifth Amendment dated December 1, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.09B of the Company’s 2006 Form 10-K), the Sixth Amendment dated May 1, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 22, 2007), the Seventh Amendment dated November 20, 2007 (incorporated by reference to Exhibit 10.07 of the Company’s 2007 Form 10-K), and the Eighth Amendment dated January 1, 2011 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.09	Office lease by and between Beason Properties LLLP (as successor to 1450 Beason Street LLC) and the Company dated December 14, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2007), as amended by the First Amendment dated June 4, 2008 (incorporated by reference to Exhibit 10.04 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008) and the Second Amendment to Office Lease dated October 1, 2009 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2009).

Exhibit No.
10.10	Agreement of Sublease by and between Corporate Healthcare Financing, Inc. and the Company dated June 1, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.20 of Amendment No. 3 to Form S-1).

10.11	Industrial Lease Agreement between the Company and Marley Neck 3R, LLC dated October 19, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 2006).

10.12	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company dated January 28, 2009 (incorporated by reference to Exhibit 10.12 of the Company’s 2008 Form 10-K), as amended by First Amendment to Credit Agreement dated May 13, 2009 (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended June 30, 2009), Second Amendment to the Credit Agreement dated June 29, 2009 (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2009), Third Amendment to the Credit Agreement dated July 19, 2010 (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended June 30, 2010) and Fourth Amendment to Credit Agreement dated November 30, 2010.

10.13	Lender Joinder and Assumption Agreement by Manufacturers and Traders Trust Company dated February 13, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s 2008 Form 10-K).

10.14	Under Armour, Inc. Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K) and Amendment One to this plan.*

10.15	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.15 of the Company’s 2009 Form 10-K) and First Amendment to this agreement.*

10.16	Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending March 31, 2009).*

10.17	Forms of Restricted Stock Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.22 a-b of the Company’s 2007 Form 10-K and Exhibit 10.21 of the Company’s 2009 Form 10-K).*

10.18	Form of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (other forms of Non-Qualified Stock Option Grant Agreement under the 2005 Amended and Restated Omnibus Long-Term Incentive Plan incorporated by reference to Exhibits 10.23 b-c of the Company’s 2007 Form 10-K and Exhibit 10.22 of the Company’s 2009 Form 10-K).*

10.19	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan.*

10.20	Forms of Performance-Based Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.02-10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009 and Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*

10.21	Restricted Stock Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan by and between David McCreight and the Company (incorporated by reference to Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008).*

Exhibit No.
10.22	Under Armour, Inc. 2006 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 13, 2006) and Forms of Grant Award Agreement and Notice- Non-Employee Director Initial Restricted Stock Unit Grant, Annual Restricted Stock Unit Grant and Annual Stock Option Award (incorporated by reference to Exhibits 10.1-10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.23	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010) and Amendment One to this plan.*

10.24	Under Armour, Inc. 2010 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010) and Amendment One to this plan and Form of Annual Restricted Stock Unit Grant.*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: February 24, 2011

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

Dated: February 24, 2011

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts
For the year ended December 31, 2010	$5,156	$190	$(477)	$4,869
For the year ended December 31, 2009	4,180	1,637	(661)	5,156
For the year ended December 31, 2008	1,112	3,334	(266)	4,180

Sales returns, markdowns and allowances
For the year ended December 31, 2010	$13,969	$48,136	$(45,278)	$16,827
For the year ended December 31, 2009	15,961	61,499	(63,491)	13,969
For the year ended December 31, 2008	11,378	37,961	(33,378)	15,961

Deferred tax asset valuation allowance
For the year ended December 31, 2010	$—	$1,765	$—	$1,765