Form 10-Q
period 2011-03-31
Under Armour, Inc.
filed 2011-05-04
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 30, 2011, there were 39,571,758 shares of Class A Common Stock and 12,134,500 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2011	December 31, 2010	March 31, 2010
Assets
Current assets
Cash and cash equivalents	$110,844	$203,870	$165,962
Accounts receivable, net	163,385	102,034	110,332
Inventories	248,614	215,355	147,865
Prepaid expenses and other current assets	19,298	19,326	11,697
Deferred income taxes	15,963	15,265	11,376

Total current assets	558,104	555,850	447,232
Property and equipment, net	80,298	76,127	74,539
Intangible assets, net	3,982	3,914	5,168
Deferred income taxes	21,041	21,275	16,950
Other long term assets	28,285	18,212	5,362

Total assets	$691,710	$675,378	$549,251

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$88,678	$84,679	$68,586
Accrued expenses	38,473	55,138	30,817
Current maturities of long term debt	5,984	6,865	8,944
Current maturities of capital lease obligations	—	—	50
Other current liabilities	2,921	2,465	3,221

Total current liabilities	136,056	149,147	111,618
Long term debt, net of current maturities	7,660	9,077	8,921
Other long term liabilities	22,819	20,188	15,865

Total liabilities	166,535	178,412	136,404

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2011, December 31, 2010 and March 31, 2010; 39,498,297 shares issued and outstanding as of March 31, 2011, 38,660,355 shares issued and outstanding as of December 31, 2010, 38,145,423 shares issued and outstanding as of March 31, 2010	13	13	13
Class B Convertible Common Stock, $0.0003 1/3 par value; 12,187,500 shares authorized, issued and outstanding as of March 31, 2011, 12,500,000 shares authorized, issued and outstanding as of December 31, 2010 and March 31, 2010	4	4	4
Additional paid-in capital	240,626	224,887	201,963
Retained earnings	281,825	270,021	209,278
Unearned compensation	—	—	(8)
Accumulated other comprehensive income	2,707	2,041	1,597

Total stockholders’ equity	525,175	496,966	412,847

Total liabilities and stockholders’ equity	$691,710	$675,378	$549,251

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net revenues	$312,699	$229,407
Cost of goods sold	167,648	121,776

Gross profit	145,051	107,631
Selling, general and administrative expenses	123,909	94,047

Income from operations	21,142	13,584
Interest expense, net	(579)	(546)
Other expense, net	(510)	(685)

Income before income taxes	20,053	12,353
Provision for income taxes	7,914	5,183

Net income	$12,139	$7,170

Net income available per common share
Basic	$0.24	$0.14
Diluted	$0.23	$0.14

Weighted average common shares outstanding
Basic	51,444	50,419
Diluted	52,386	50,913

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$12,139	$7,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,613	7,597
Unrealized foreign currency exchange rate (gains) losses	(1,922)	3,490
Stock-based compensation	3,315	3,336
Loss on disposal of property and equipment	2	20
Deferred income taxes	63	(1,703)
Changes in reserves and allowances	(2,766)	(3,532)
Changes in operating assets and liabilities:
Accounts receivable	(56,566)	(34,566)
Inventories	(33,379)	1,700
Prepaid expenses and other assets	(1,860)	4,049
Accounts payable	3,563	(86)
Accrued expenses and other liabilities	(15,681)	(4,948)
Income taxes payable and receivable	(1,018)	5,697

Net cash used in operating activities	(85,497)	(11,776)

Cash flows from investing activities
Purchase of property and equipment	(10,846)	(7,154)
Purchase of trust-owned life insurance policies	(552)	(325)
Long term investment	(3,852)	—
Purchase of intangible asset	(601)	—

Net cash used in investing activities	(15,851)	(7,479)

Cash flows from financing activities
Payments on long term debt	(2,298)	(2,261)
Payments on capital lease obligations	—	(47)
Excess tax benefits from stock-based compensation arrangements	5,337	716
Payments of deferred financing costs	(1,562)	—
Proceeds from exercise of stock options and other stock issuances	6,826	889

Net cash provided by (used in) financing activities	8,303	(703)
Effect of exchange rate changes on cash and cash equivalents	19	(1,377)

Net decrease in cash and cash equivalents	(93,026)	(21,335)

Cash and cash equivalents
Beginning of period	203,870	187,297

End of period	$110,844	$165,962

Non-cash investing and financing activities
Purchase of property and equipment through certain obligations	$1,093	$1,537

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010 (the “2010 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other portions thereof.

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

	Customer	Customer	Customer
	A	B	C
Net revenues
Three months ended March 31, 2011	20.2%	8.9%	6.8%
Three months ended March 31, 2010	20.4%	9.4%	5.9%
Accounts receivable
As of March 31, 2011	28.5%	12.4%	7.3%
As of December 31, 2010	23.3%	11.0%	5.4%
As of March 31, 2010	22.1%	11.9%	6.4%

Allowance for Doubtful Accounts

As of March 31, 2011, December 31, 2010 and March 31, 2010, the allowance for doubtful accounts was $3.8 million, $4.9 million and $5.0 million, respectively.

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

Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of March 31, 2011, December 31, 2010 and

March 31, 2010, there were $5.5 million, $8.3 million and $6.9 million in customer markdowns and discounts recorded as offsets to accounts receivable, respectively.

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

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $4.8 million and $3.6 million for the three months ended March 31, 2011 and 2010, respectively.

Minority Investment

The Company holds a minority equity investment in Dome Corporation (“Dome”), its Japanese licensee. As of March 31, 2011, the carrying value of the Company’s investment was $15.6 million, and was included in other long term assets on the consolidated balance sheet. The investment is accounted for under the cost method.

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

3. Inventories

Inventories consisted of the following:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010
Finished goods	$247,919	$214,524	$147,190
Raw materials	683	831	620
Work-in-process	12	—	55

Total inventories	$248,614	$215,355	$147,865

4. Credit Facility and Long Term Debt

Credit Facility

In March 2011, the Company entered into a new $325.0 million credit facility with certain lending institutions, and terminated its prior $200.0 million revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. The Company anticipates using a term loan portion of the new credit facility of up to $25.0 million to finance a portion of the purchase price for the acquisition of part of the Company’s corporate office complex. The term loan commitment expires May 29, 2011. Subject to certain conditions, the acquisition is expected to close by that date.

The credit facility has a term of four years and provides for a committed revolving credit line of up to $300.0 million in addition to the $25.0 million term loan facility previously mentioned. The commitment amount under the credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company incurred and capitalized $1.6 million in deferred financing costs in connection with the credit facility.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than their trademarks and the corporate office complex that the Company expects to purchase) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the available but unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as set forth in the credit agreement.

Upon entering into the credit facility in March 2011, the Company terminated its prior $200.0 million revolving credit facility. The prior revolving credit facility was collateralized by substantially all of the Company’s assets, other than its trademarks, and included covenants, conditions and other terms similar to the Company’s new credit facility.

No balances were outstanding under the current credit facility or prior revolving credit facility during the three months ended March 31, 2011 and 2010.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $27.1 million was remaining as of March 31, 2011. At March 31, 2011, December 31, 2010 and March 31, 2010, the outstanding principal balance under these agreements was $13.6 million, $15.9 million and $17.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 4.0% and 5.9% for the three months ended March 31, 2011 and 2010, respectively.

The Company monitors the financial health and stability of its lenders under the credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Interest expense was $0.6 million for each of the three months ended March 31, 2011 and 2010. Interest expense, net includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.

5. Commitments and Contingencies

There were no significant changes to the contractual obligations reported in the 2010 Form 10-K other than those which occur in the normal course of business.

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value accounting guidance outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures, and prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of March 31, 2011 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 8)	$—	$(542)	$—
Trust owned life insurance policies (“TOLI”) held by the Rabbi Trust	—	4,304	—
Deferred Compensation Plan obligations	—	(4,250)	—

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

7. Stock-Based Compensation

In February 2011, 0.2 million shares of restricted stock were awarded to an executive under the Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“the 2005 Plan”). The shares of restricted stock were scheduled to have a vesting term of ten years and had a fair value of $60.18, which was the closing price of the Company’s Class A Common Stock on the date of grant. On May 1, 2011, the shares were forfeited when the executive terminated his employment with the Company.

In addition, in February 2011, 0.3 million performance-based restricted stock units were awarded to certain executives and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2012 and 2013. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2014 and the remaining 50% will vest on February 15, 2015. If certain lower levels of combined operating income for 2012 and 2013 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of March 31, 2011, the Company had not recorded stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $0.9 million would have been recorded through March 31, 2011 for these performance-based restricted stock units had the achievement of these operating income targets been deemed probable.

As of March 31, 2011, the Company had not recorded stock-based compensation expense for a portion of the performance-based stock options granted during 2010 as the Company determined the achievement of the combined operating income targets for 2011 and 2012 was not probable. Additional stock-based compensation of up to $1.7 would have been recorded at March 31, 2011 had the achievement of these operating income targets been deemed probable.

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

As of March 31, 2011, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $20.8 million with a contract maturity of 1 month. As of March 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $42.4 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net. As of March 31, 2011, December 31, 2010 and March 31, 2010, the fair values of the Company’s foreign currency forward contracts were liabilities of $0.5 million, $0.6 million and $0.4 million, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$1,922	$(3,490)
Realized foreign currency exchange rate gains	455	93
Unrealized derivative gains (losses)	15	(637)
Realized derivative gains (losses)	(2,902)	3,349

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

9. Provision for Income Taxes

The Company recorded $7.9 million and $5.2 million of income tax expense for the three months ended March 31, 2011 and 2010, respectively. The effective rates for income taxes were 39.5% and 42.0% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate for the three months ended March 31, 2011 was lower than the effective tax rate for the three months ended March 31, 2010 primarily due to decreased losses in foreign subsidiaries, federal tax credits forecasted in 2011 and a reduction in the portion of income subject to state taxes. The Company’s annual 2011 effective tax rate is expected to be approximately 40.0%.

10. Comprehensive Income

Comprehensive income by period is stated below:

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Net income	$12,139	$7,170
Other comprehensive income
Changes in cumulative translation adjustment	666	1,133

Total comprehensive income	$12,805	$8,303

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Numerator
Net income	$12,139	$7,170
Net income attributable to participating securities	(109)	(65)

Net income available to common shareholders (1)	$12,030	$7,105

Denominator
Weighted average common shares outstanding	50,962	49,986
Effect of dilutive securities	943	494

Weighted average common shares and dilutive securities outstanding	51,905	50,480

Earnings per share - basic	$0.24	$0.14
Earnings per share - diluted	$0.23	$0.14

(1) Basic weighted average common shares outstanding	50,962	49,986
Basic weighted average common shares outstanding and participating securities	51,444	50,419
Percentage allocated to common stockholders	99.1%	99.1%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 0.1 million shares of common stock outstanding for the three months ended March 31, 2011 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options, restricted stock units and warrants representing 1.3 million shares of common stock outstanding for the three months ended March 31, 2010 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

12. Segment Data and Related Information

The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. The Company’s operating segments are based on these geographic regions. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. As the Latin America, EMEA and Asia operating segments did not meet the quantitative thresholds for individual disclosure as reportable segments, they were combined into other foreign countries.

The geographic distribution of the Company’s net revenues, operating income and total assets are summarized in the following tables based on the location of its customers and operations. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure and corporate expenses from North America have not been allocated to other foreign countries. Prior period data included below was reclassified to conform to the current period presentation.

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net revenues
North America	$296,077	$215,758
Other foreign countries	16,622	13,649

Total net revenues	$312,699	$229,407

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Operating income
North America	$18,555	$12,763
Other foreign countries	2,587	821

Total operating income	21,142	13,584
Interest expense, net	(579)	(546)
Other expense, net	(510)	(685)

Income before income taxes	$20,053	$12,353

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010
Total assets
North America	$629,513	$613,515	$499,396
Other foreign countries	62,197	61,863	49,855

Total assets	$691,710	$675,378	$549,251

Net revenues by product category are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Apparel	$230,484	$172,636
Footwear	51,436	42,958
Accessories	23,537	7,518

Total net sales	305,457	223,112
License revenues	7,242	6,295

Total net revenues	$312,699	$229,407

During the three months ended March 31, 2011 and 2010, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential,” the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) (our “2010 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

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

We are a growth company as evidenced by the increase in net revenues to $1,063.9 million in 2010 from $430.7 million in 2006. We reported net revenues of $312.7 million for the first three months of 2011, which represented a 36.3% increase from the first three months of 2010. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2011 include headwear and bags, as well as performance-based cotton products.

Our products are currently offered in over twenty three thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe our products appeal to athletes and consumers with active lifestyles around the globe. Outside of North America, our products are offered primarily in Austria, France, Germany, Ireland and the United Kingdom, as well as in Japan through a third-party licensee, and through distributors located in other foreign countries.

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, headwear, bags, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. We have developed our own headwear and bags, and beginning in 2011, these products are being sold by us rather than by one of our licensees. We expect our net revenues to increase by approximately $60 million from 2010 to 2011 as a result of this change, which includes an increase in accessories revenues and a decrease in our license revenues in 2011. In addition, we expect the related cost of goods sold to increase.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. No cost of goods sold is associated with license revenues.

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $4.8 million and $3.6 million for the three months ended March 31, 2011 and 2010, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits and incentive and stock-based compensation expense related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, the majority of our direct to consumer sales channel costs, including the cost of retail store leases, along with commissions paid to third parties. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net revenues	$312,699	$229,407
Cost of goods sold	167,648	121,776

Gross profit	145,051	107,631
Selling, general and administrative expenses	123,909	94,047

Income from operations	21,142	13,584
Interest expense, net	(579)	(546)
Other expense, net	(510)	(685)

Income before income taxes	20,053	12,353
Provision for income taxes	7,914	5,183

Net income	$12,139	$7,170

	Three Months Ended March 31,
(As a percentage of net revenues)	2011	2010
Net revenues	100.0%	100.0%
Cost of goods sold	53.6	53.1

Gross profit	46.4	46.9
Selling, general and administrative expenses	39.6	41.0

Income from operations	6.8	5.9
Interest expense, net	(0.2)	(0.2)
Other expense, net	(0.2)	(0.3)

Income before income taxes	6.4	5.4
Provision for income taxes	2.5	2.3

Net income	3.9%	3.1%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net revenues increased $83.3 million, or 36.3%, to $312.7 million for the three months ended March 31, 2011 from $229.4 million for the same period in 2010.

Net revenues by geographic region are summarized below:

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change	% Change
North America	$296,077	$215,758	$80,319	37.2%
Other foreign countries	16,622	13,649	2,973	21.8

Total net revenues	$312,699	$229,407	$83,292	36.3%

Net revenues in North America increased $80.3 million to $296.1 million for the three months ended March 31, 2011 from $215.8 million for the same period in 2010 primarily due to increased net sales in apparel and accessories as discussed below. Net revenues in other foreign countries increased by $3.0 million to $16.6 million for the three months ended March 31, 2011 from $13.6 million for the same period in 2010 primarily due to increased apparel sales by our third party distributors in our Asia and Latin America operating segments and increased product distribution by our licensee in Japan.

Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2011	2010	$ Change	% Change
Apparel	$230,484	$172,636	$57,848	33.5%
Footwear	51,436	42,958	8,478	19.7
Accessories	23,537	7,518	16,019	213.1

Total net sales	305,457	223,112	82,345	36.9
License revenues	7,242	6,295	947	15.0

Total net revenues	$312,699	$229,407	$83,292	36.3%

Net sales increased $82.4 million, or 36.9%, to $305.5 million for the three months ended March 31, 2011 from $223.1 million during the same period in 2010. The increase in net sales primarily reflects:

•	$22.1 million, or 52.9%, increase in direct to consumer net sales, which includes 9 additional stores in 2011;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training category, which included our new Charged Cotton products, as well as in our base layer, running and golf categories; and

•	$16.0 million, or 213.1%, increase in accessories sales due primarily to headwear and bags being sold by us rather than by one of our licensees beginning in January 2011.

License revenues increased $0.9 million, or 15.0%, to $7.2 million for the three months ended March 31, 2011 from $6.3 million during the same period in 2010. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, partially offset by a reduction in license revenues related to headwear and bags.

Gross profit increased $37.5 million to $145.1 million for the three months ended March 31, 2011 from $107.6 million for the same period in 2010. Gross profit as a percentage of net revenues, or gross margin, decreased 50 basis points to 46.4% for the three months ended March 31, 2011 as compared to 46.9% during the same period in 2010. The decrease in gross margin percentage was primarily driven by the following:

•	increased footwear sourcing costs, accounting for an approximate 100 basis point decrease; and

•	less favorable apparel product mix relative to margins, accounting for an approximate 50 basis point decrease; partially offset by

•	increased direct to consumer higher margin sales, accounting for an approximate 60 basis point increase; and

•	decreased footwear sales returns and markdown reserves, accounting for an approximate 40 basis point increase.

Selling, general and administrative expenses increased $29.9 million to $123.9 million for the three months ended March 31, 2011 from $94.0 million for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 39.6% for the three months ended March 31, 2011 from 41.0% for the same period in 2010. These changes were primarily attributable to the following:

•

Marketing costs increased $10.3 million to $41.5 million for the three months ended March 31, 2011 from $31.2 million for the same period in 2010 primarily due to increased sponsorships of events and collegiate and professional teams and athletes, additional personnel costs and greater investments in digital marketing. As a percentage of net revenues, marketing costs decreased to 13.3% for the three months ended March 31, 2011 from 13.6% for the same period in 2010 primarily due to decreased investments in television and film campaign costs as a percentage of net revenues.

•

Selling costs increased $8.1 million to $27.8 million for the three months ended March 31, 2011 from $19.7 million for the same period in 2010. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased to 8.9% for the three months ended March 31, 2011 from 8.6% for the same period in 2010 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores.

•

Product innovation and supply chain costs increased $7.3 million to $29.2 million for the three months ended March 31, 2011 from $21.9 million for the same period in 2010 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs decreased to 9.3% for the three months ended March 31, 2011 from 9.6% for the same period in 2010 due to decreased personnel costs for the design and sourcing of our apparel, footwear and accessory lines as a percentage of net revenues.

•

Corporate services costs increased $4.2 million to $25.4 million for the three months ended March 31, 2011 from $21.2 million for the same period in 2010. This increase was attributable primarily to higher corporate personnel and facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 8.1% for the three months ended March 31, 2011 from 9.2% for the same period in 2010 primarily due to decreased personnel and facility costs as a percentage of net revenues.

Income from operations increased $7.5 million, or 55.6%, to $21.1 million for the three months ended March 31, 2011 from $13.6 million for the same period in 2010. Income from operations as a percentage of net revenues increased to 6.8% for the three months ended March 31, 2011 from 5.9% for the same period in 2010. This increase was a result of the items discussed above.

Interest expense, net increased $0.1 million to $0.6 million for the three months ended March 31, 2011 from $0.5 million for the same period in 2010. This increase was primarily due to the write-off of deferred financing costs associated with our prior revolving credit facility.

Other expense, net decreased $0.2 million to $0.5 million for the three months ended March 31, 2011 from $0.7 million for the same period in 2010. The decrease was due to lower net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the same period in 2010.

Provision for income taxes increased $2.7 million to $7.9 million during the three months ended March 31, 2011 from $5.2 million during the same period in 2010. For the three months ended March 31, 2011, our effective tax rate was 39.5% compared to 42.0% for the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was lower than the effective tax rate for the three months ended March 31, 2010 primarily due to decreased losses in foreign subsidiaries, federal tax credits forecasted in 2011 and a reduction in the portion of income subject to state taxes. Our annual 2011 effective tax rate is expected to be approximately 40.0%.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. Historically, a larger portion of our income from operations has been in the last two quarters of the year partially due to the shift in the timing of marketing investments to the first two quarters of the year. The majority of our net revenues were generated during the last two quarters in each of 2010 and 2009. The level of our working capital generally reflects the seasonality and growth in our business.

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. We fund our working capital, primarily inventory, and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings primarily available under our long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. Our capital expenditures are expected to include the purchase in the second quarter of 2011, subject to certain closing conditions, of part of our corporate office complex at a purchase price of $60.5 million. We intend to fund this purchase through additional debt.

Our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels. However, we do expect several factors to contribute to inventory growth in excess of sales growth in the first half of 2011. We are increasing our safety stock in core product offerings and seasonal products to better meet anticipated consumer demand. Core product offerings are products that we generally plan to have available for sale for at least the next twelve months at full price. In addition, in 2011, headwear and bags are now being sold by us rather than by one of our licensees, which will also contribute to our expected year over year inventory growth.

We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our credit and long term debt facilities will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We may require additional capital to meet our longer term liquidity and future growth needs. Although we believe we have adequate sources of liquidity over the long term, a prolonged economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$(85,497)	$(11,776)
Investing activities	(15,851)	(7,479)
Financing activities	8,303	(703)
Effect of exchange rate changes on cash and cash equivalents	19	(1,377)

Net decrease in cash and cash equivalents	$(93,026)	$(21,335)

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

Cash used in operating activities increased $73.7 million to $85.5 million for the three months ended March 31, 2011 from $11.8 million during the same period in 2010. The increase in cash used in operating activities was due to increased net cash outflows from operating assets and liabilities of $76.8 million and adjustments to net income for non-cash items which decreased $1.9 million period over period, partially offset by additional net income of $5.0 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

an increase in net inventory investments of $35.1 million. In line with our expectations, inventory grew in the first quarter of 2011 at a rate higher than net sales growth due to increased safety stock in core product offerings and seasonal products to better meet anticipated consumer demand and investments in new products including headwear and bags;

•

a larger increase in accounts receivable of $22.0 million in the first three months of 2011 as compared to the same period in 2010 primarily due to the timing of our wholesale apparel shipments, which were concentrated toward the end of the first three months of 2011; and

•

a larger decrease in accrued expenses and other liabilities of $10.7 million in the first three months of 2011 as compared to the same period in 2010 primarily due to higher performance incentive plan payouts during the current period.

Adjustments to net income for non-cash items decreased in the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to unrealized foreign currency exchange rate gains in the 2011 period as compared to unrealized foreign currency exchange rate losses in the prior period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $8.6 million to $15.9 million for the three months ended March 31, 2011 from $7.5 million for the same period in 2010. This increase in cash used in investing activities is primarily due to the long term investment in Dome Corporation, our Japanese licensee and increased investments in new factory house stores.

Capital expenditures for the full year 2011 are anticipated to be in the range of $45.0 million to $50.0 million, in addition to $62.0 million relating to the purchase and certain related improvements of part of our corporate office complex. We intend to fund this purchase through additional debt.

Financing Activities

Cash provided by financing activities increased $9.0 million to $8.3 million for the three months ended March 31, 2011 from cash used in financing activities of $0.7 million for the same period in 2010. This increase from the prior year period was primarily due to higher proceeds from the exercise of stock options and additional excess tax benefits from stock-based compensation arrangements.

Credit Facility

In March 2011, we entered into a new $325.0 million credit facility with certain lending institutions, and terminated our prior $200.0 million revolving credit facility in order to increase our available financing and to expand our lending syndicate. We anticipate using a term loan portion of the new credit facility of up to $25.0 million to finance a portion of the purchase price for the acquisition of part of our corporate office complex. The term loan commitment expires May 29, 2011. Subject to certain conditions, the acquisition is expected to close by that date.

The credit facility has a term of four years and provides for a committed revolving credit line of up to $300.0 million in addition to the $25.0 million term loan facility previously mentioned. The commitment amount under the credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. We incurred and capitalized $1.6 million in deferred financing costs in connection with the credit facility.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than our trademarks and the corporate office complex that we expect to purchase) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the available but unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement.

Upon entering into the credit facility in March 2011, we terminated our prior $200.0 million revolving credit facility. The prior revolving credit facility was collateralized by substantially all of our assets, other than our trademarks, and included covenants, conditions and other terms similar to our new credit facility.

No balances were outstanding under the current credit facility or prior revolving credit facility during the three months ended March 31, 2011 and 2010.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $27.1 million was remaining as of March 31, 2011. At March

31, 2011, December 31, 2010 and March 31, 2010, the outstanding principal balances under these agreements were $13.6 million, $15.9 million and $17.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 4.0% and 5.9% for the three months ended March 31, 2011 and 2010, respectively.

We monitor the financial health and stability of our lenders under our credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

Contractual Commitments and Contingencies

There were no significant changes to the contractual obligations reported in our 2010 Form 10-K other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could be significantly different from these estimates. We believe the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2010 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2010 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2011.

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

Based on the foreign currency forward contracts outstanding as of March 31, 2011, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 0.98 CAD per $1.00 and US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.71 EUR per $1.00. As of March 31, 2011, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $20.8 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $42.4 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net on the consolidated statements of income. As of March 31, 2011, December 31, 2010 and March 31, 2010, the fair values of our foreign currency forward contracts were liabilities of $0.5 million, $0.6 million and $0.4 million, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$1,922	$(3,490)
Realized foreign currency exchange rate gains	455	93
Unrealized derivative gains (losses)	15	(637)
Realized derivative gains (losses)	(2,902)	3,349

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2011, we issued 2.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at a weighted average exercise price of $2.11 per share, for an aggregate amount of consideration of approximately $4.2 thousand.

The issuance of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to written contract relating to compensation, as provided by Rule 701.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the Lenders and the Guarantors that are party thereto and the Company dated March 29, 2011.

10.02	First Amendment to the Industrial Lease between the Company and Marley Neck 3R, LLC dated August 12, 2010.

10.03	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Henry Stafford and the Company dated April 12, 2010.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: May 4, 2011	By:	/s/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer