Form 10-Q
period 2011-06-30
Under Armour, Inc.
filed 2011-08-05
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 31, 2011, there were 39,733,038 shares of Class A Common Stock and 11,822,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Current assets
Cash and cash equivalents	$119,684	$203,870	$156,089
Accounts receivable, net	139,590	102,034	96,314
Inventories	311,066	215,355	179,150
Prepaid expenses and other current assets	33,983	19,326	24,658
Deferred income taxes	17,004	15,265	11,339

Total current assets	621,327	555,850	467,550
Property and equipment, net	90,719	76,127	74,900
Intangible assets, net	3,449	3,914	4,657
Deferred income taxes	20,225	21,275	17,993
Other long term assets	30,469	18,212	4,999

Total assets	$766,189	$675,378	$570,099

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$118,237	$ 84,679	$81,183
Accrued expenses	44,654	55,138	30,880
Current maturities of long term debt	5,567	6,865	8,174
Current maturities of capital lease obligations	—	—	12
Other current liabilities	4,095	2,465	2,634

Total current liabilities	172,553	149,147	122,883
Long term debt, net of current maturities	31,290	9,077	7,406
Other long term liabilities	23,880	20,188	16,695

Total liabilities	227,723	178,412	146,984

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 100,000,000 shares authorized as of June 30, 2011, December 31, 2010 and June 30, 2010; 39,669,162 shares issued and outstanding as of June 30, 2011, 38,660,355 shares issued and outstanding as of December 31, 2010, 38,387,401 shares issued and outstanding as of June 30, 2010	13	13	13
Class B Convertible Common Stock, $0.0003 1/3 par value; 11,875,000 shares authorized, issued and outstanding as of June 30, 2011, 12,500,000 shares authorized, issued and outstanding as of December 31, 2010 and June 30, 2010	4	4	4
Additional paid-in capital	247,597	224,887	206,898
Retained earnings	287,813	270,021	212,780
Accumulated other comprehensive income	3,039	2,041	3,420

Total stockholders’ equity	538,466	496,966	423,115

Total liabilities and stockholders’ equity	$766,189	$675,378	$570,099

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$291,336	$204,786	$604,035	$434,193
Cost of goods sold	156,557	104,860	324,205	226,636

Gross profit	134,779	99,926	279,830	207,557
Selling, general and administrative expenses	123,421	93,034	247,330	187,081

Income from operations	11,358	6,892	32,500	20,476
Interest expense, net	(297)	(580)	(876)	(1,126)
Other expense, net	(362)	(167)	(872)	(852)

Income before income taxes	10,699	6,145	30,752	18,498
Provision for income taxes	4,458	2,643	12,372	7,826

Net income	$6,241	$3,502	$18,380	$10,672

Net income available per common share
Basic	$0.12	$0.07	$0.36	$0.21
Diluted	$0.12	$0.07	$0.35	$0.21

Weighted average common shares outstanding
Basic	51,585	50,764	51,514	50,592
Diluted	52,517	51,059	52,452	50,986

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$18,380	$10,672
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	16,730	15,349
Unrealized foreign currency exchange rate (gains) losses	(2,984)	10,142
Stock-based compensation	7,134	6,268
Loss on disposal of property and equipment	19	21
Deferred income taxes	79	(4,031)
Changes in reserves and allowances	(3,700)	(2,726)
Changes in operating assets and liabilities:
Accounts receivable	(30,938)	(22,498)
Inventories	(95,802)	(32,084)
Prepaid expenses and other assets	(7,698)	(215)
Accounts payable	32,788	13,577
Accrued expenses and other liabilities	(9,385)	(3,160)
Income taxes payable and receivable	(8,296)	(3,640)

Net cash used in operating activities	(83,673)	(12,325)

Cash flows from investing activities
Purchase of property and equipment	(30,183)	(15,209)
Purchase of trust-owned life insurance policies	(552)	(325)
Purchase of long term investment	(3,940)	—
Purchase of intangible asset	(601)	—

Net cash used in investing activities	(35,276)	(15,534)

Cash flows from financing activities
Proceeds from term loan	25,000	—
Payments on long term debt	(4,086)	(4,546)
Payments on capital lease obligations	—	(85)
Excess tax benefits from stock-based compensation arrangements	6,260	1,445
Payments of deferred financing costs	(1,562)	—
Proceeds from exercise of stock options and other stock issuances	9,056	2,310

Net cash provided by (used in) financing activities	34,668	(876)
Effect of exchange rate changes on cash and cash equivalents	95	(2,473)

Net decrease in cash and cash equivalents	(84,186)	(31,208)

Cash and cash equivalents
Beginning of period	203,870	187,297

End of period	$119,684	$156,089

Non-cash investing and financing activities
Purchase of property and equipment through certain obligations	$1,656	$1,165

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010 (the “2010 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other portions thereof.

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

	Customer	Customer	Customer
	A	B	C
Net revenues
Six months ended June 30, 2011	19.0%	8.9%	6.6%
Six months ended June 30, 2010	19.8%	10.0%	6.1%

Accounts receivable
As of June 30, 2011	25.2%	11.7%	8.5%
As of December 31, 2010	23.3%	11.0%	5.4%
As of June 30, 2010	25.1%	12.8%	9.1%

Allowance for Doubtful Accounts

As of June 30, 2011, December 31, 2010 and June 30, 2010, the allowance for doubtful accounts was $3.6 million, $4.9 million and $4.8 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $5.4 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively, and $10.2 million and $7.0 million for the six months ended June 30, 2011 and 2010, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

Minority Investment

Beginning in January 2011, the Company has held a minority equity investment in Dome Corporation (“Dome”), its Japanese licensee. As of June 30, 2011, the carrying value of the Company’s investment was $16.1 million, and was included in other long term assets on the consolidated balance sheet. The investment is accounted for under the cost method and is subject to foreign currency exchange rate fluctuations as it is held by the Company’s European subsidiary.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Finished goods	$310,334	$214,524	$178,235
Raw materials	730	831	892
Work-in-process	2	—	23

Total inventories	$311,066	$215,355	$179,150

4. Credit Facility and Long Term Debt

Credit Facility

In March 2011, the Company entered into a new $325.0 million credit facility with certain lending institutions and terminated its prior $200.0 million revolving credit facility in order to increase the Company’s available financing and to expand its lending syndicate. The credit facility has a term of four years and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company incurred and capitalized $1.6 million in deferred financing costs in connection with the credit facility.

In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of part of the Company’s corporate headquarters. The acquisition closed in July 2011.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than their trademarks and the corporate headquarters that the Company purchased in July 2011) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of June 30, 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

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

No balances were outstanding under the current credit facility or prior revolving credit facility during the three and six months ended June 30, 2011 and 2010, with the exception of the $25.0 million term loan facility previously mentioned. The interest rate on the $25.0 million term loan was 1.5% during the three and six months ended June 30, 2011. The maturity date of the $25.0 million term loan is March 2015, which is the end of the credit facility term.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $27.1 million was remaining as of June 30, 2011. At June 30, 2011, December 31, 2010 and June 30, 2010, the outstanding principal balance under these agreements was $11.9 million, $15.9 million and $15.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 3.9% and 5.9% for the three months ended June 30, 2011 and 2010, respectively, and 4.0% and 5.9% for the six months ended June 30, 2011 and 2010, respectively.

The Company monitors the financial health and stability of its lenders under the credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

Interest expense was $0.3 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.

5. Commitments and Contingencies

In July 2011, in connection with the acquisition of part of its corporate headquarters, the Company assumed $38.6 million in debt attached to the acquired property. The remaining purchase price was funded through a $25.0 million term loan. Refer to Note 13 for a discussion of the assumed debt and Note 4 for a discussion of the term loan.

There were no additional significant changes to the contractual obligations reported in the 2010 Form 10-K other than those which occur in the normal course of business.

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

Financial assets and (liabilities) measured at fair value as of June 30, 2011 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3

Derivative foreign currency forward contracts (refer to Note 8)	$—	$(1,121)	$—
Trust owned life insurance policies (“TOLI”) held by the Rabbi Trust	—	4,278	—
Deferred Compensation Plan obligations	—	(3,664)	—

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which are the net difference between the currency to be received or paid at each contract’s settlement date and the value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants in this plan. Obligations under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

7. Stock-Based Compensation

In February 2011, 0.3 million performance-based restricted stock units were awarded to certain executives and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2012 and 2013. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2014 and the remaining 50% will vest on February 15, 2015. If certain lower levels of combined operating income for 2012 and 2013 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of June 30, 2011, the Company had not begun recording stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $2.6 million would have been recorded through June 30, 2011 for these performance-based restricted stock units had the achievement of these operating income targets been deemed probable.

As of June 30, 2011, the Company had not begun recording stock-based compensation expense for a portion of the performance-based stock options granted during 2010 as the Company determined the achievement of certain combined operating income targets for 2011 and 2012 was not probable. Additional stock-based compensation of up to $2.1 million would have been recorded at June 30, 2011 had the achievement of these operating income targets been deemed probable.

8. Foreign Currency Risk Management and Derivatives

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. From time to time, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its European and Canadian subsidiaries. In addition, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items.

As of June 30, 2011, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $23.0 million with a contract maturity of 1 month. As of June 30, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $45.0 million with contract maturities of 1 month. As of June 30, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was $4.8 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net. As of June 30, 2011 and December 31, 2010, the fair values of the Company’s foreign currency forward contracts were liabilities of $1.1 million and $0.6 million, respectively, and were included in accrued expenses on the consolidated balance sheets. As of June 30, 2010, the fair values of the Company’s foreign currency forward contracts were assets of $0.6 million, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$1,062	$(6,652)	$2,984	$(10,142)
Realized foreign currency exchange rate gains (losses)	(133)	689	322	782
Unrealized derivative gains (losses)	(520)	944	(505)	307
Realized derivative gains (losses)	(771)	4,852	(3,673)	8,201

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

9. Provision for Income Taxes

The Company recorded $4.5 million and $2.6 million of income tax expense for the three months ended June 30, 2011 and 2010, respectively, and $12.4 million and $7.8 million of income tax expense for the six months ended June 30, 2011 and 2010, respectively. The effective rates for income taxes were 40.2% and 42.3% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the six months ended June 30, 2011 was lower than the effective tax rate for the six months ended June 30, 2010 primarily due to decreased losses in foreign subsidiaries, federal tax credits forecasted in 2011 which were not forecasted during the second quarter of 2010 and a reduction in the portion of income subject to state taxes. The Company’s annual 2011 effective tax rate is expected to be approximately 40.0%.

10. Comprehensive Income

Comprehensive income by period is stated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income	$6,241	$3,502	$18,380	$10,672
Other comprehensive income
Changes in cumulative translation adjustment	332	1,823	998	2,956

Total comprehensive income	$6,573	$5,325	$19,378	$13,628

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator
Net income	$6,241	$3,502	$18,380	$10,672
Net income attributable to participating securities	(44)	(32)	(147)	(96)

Net income available to common shareholders (1)	$6,197	$3,470	$18,233	$10,576

Denominator
Weighted average common shares outstanding	51,211	50,320	51,086	50,153
Effect of dilutive securities	932	295	938	394

Weighted average common shares and dilutive securities outstanding	52,143	50,615	52,024	50,547

Earnings per share - basic	$0.12	$0.07	$0.36	$0.21
Earnings per share - diluted	$0.12	$0.07	$0.35	$0.21

(1) Basic weighted average common shares outstanding	51,211	50,320	51,086	50,153
Basic weighted average common shares outstanding and participating securities	51,585	50,764	51,514	50,592
Percentage allocated to common stockholders	99.3%	99.1%	99.2%	99.1%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 47.5 thousand and 82.0 thousand shares of common stock outstanding for the three and six months ended June 30, 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options, restricted stock units and warrants representing 1.3 million shares of common stock outstanding for each of the three and six months ended June 30, 2010 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

12. Segment Data and Related Information

The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. The Company’s operating segments are based on these geographic regions. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Due to the insignificance of the EMEA, Latin America and Asia operating segments, they have been combined into other foreign countries for disclosure purposes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net revenues
North America	$277,442	$196,008	$573,519	$411,766
Other foreign countries	13,894	8,778	30,516	22,427

Total net revenues	$291,336	$204,786	$604,035	$434,193

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Operating income
North America	$12,656	$6,211	$31,211	$18,974
Other foreign countries	(1,298)	681	1,289	1,502

Total operating income	11,358	6,892	32,500	20,476
Interest expense, net	(297)	(580)	(876)	(1,126)
Other expense, net	(362)	(167)	(872)	(852)

Income before income taxes	$10,699	$6,145	$30,752	$18,498

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Total assets
North America	$703,171	$613,515	$529,268
Other foreign countries	63,018	61,863	40,831

Total assets	$766,189	$675,378	$570,099

Net revenues by product category are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Apparel	$204,779	$150,205	$435,263	$322,841
Footwear	46,885	35,820	98,321	78,778
Accessories	32,393	8,857	55,930	16,375

Total net sales	284,057	194,882	589,514	417,994
License revenues	7,279	9,904	14,521	16,199

Total net revenues	$291,336	$204,786	$604,035	$434,193

13. Subsequent Event

The Company previously disclosed its intent to acquire approximately 400.0 thousand square feet of office space comprising part of its current corporate headquarters. In July 2011, the Company closed this acquisition for $62.6 million, which included the closing costs of the transaction and the acquisition of buildings, building equipment and improvements, as well as the assumption of third-party leases currently in place. Prior to the acquisition, the Company leased approximately 170.0 thousand square feet of the acquired space. The Company intends to use this space for future expansion of its corporate headquarters. In connection with the acquisition, the Company assumed $38.6 million in debt attached to the acquired property. The assumed debt has an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The debt requires a balloon payment of $37.3 million at maturity. The debt has an interest rate of 6.73% and may not be prepaid. The remaining purchase price was funded through a $25.0 million term loan. Refer to Note 4 for a discussion of the term loan.

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

We are a growth company as evidenced by the increase in net revenues to $1,063.9 million in 2010 from $430.7 million in 2006. We reported net revenues of $604.0 million for the first six months of 2011, which represented a 39.1% increase from the first six months of 2010. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2011 include hats and bags, as well as performance-based cotton products.

Our products are currently offered in over twenty four thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe our products appeal to athletes and consumers with active lifestyles around the globe. Outside of North America, our products are offered primarily in Austria, France, Germany, Ireland and the United Kingdom, as well as in Japan through a licensee, and through distributors located in other foreign countries. We hold a minority investment in our licensee in Japan.

Our operating segments are geographic and include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. Due to the insignificance of the EMEA, Latin America and Asia operating segments, they have been combined into other foreign countries for disclosure purposes.

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. Prior to 2011, hats and bags were sold by a licensee. We expect our net revenues to increase by approximately $70 million from 2010 to 2011 as a result of developing our own hats and bags, which includes an increase in accessories revenues and a decrease in our license revenues in 2011. In addition, we expect the related cost of goods sold to increase.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $5.4 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively, and $10.2 million and $7.0 million for the six months ended June 30, 2011 and 2010, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of factory house and specialty store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net revenues	$291,336	$204,786	$604,035	$434,193
Cost of goods sold	156,557	104,860	324,205	226,636

Gross profit	134,779	99,926	279,830	207,557
Selling, general and administrative expenses	123,421	93,034	247,330	187,081

Income from operations	11,358	6,892	32,500	20,476
Interest expense, net	(297)	(580)	(876)	(1,126)
Other expense, net	(362)	(167)	(872)	(852)

Income before income taxes	10,699	6,145	30,752	18,498
Provision for income taxes	4,458	2,643	12,372	7,826

Net income	$6,241	$3,502	$18,380	$10,672

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(As a percentage of net revenues)	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.7	51.2	53.7	52.2

Gross profit	46.3	48.8	46.3	47.8
Selling, general and administrative expenses	42.4	45.4	40.9	43.1

Income from operations	3.9	3.4	5.4	4.7
Interest expense, net	(0.1)	(0.3)	(0.2)	(0.2)
Other expense, net	(0.1)	(0.1)	(0.1)	(0.2)

Income before income taxes	3.7	3.0	5.1	4.3
Provision for income taxes	1.6	1.3	2.1	1.8

Net income	2.1%	1.7%	3.0%	2.5%

Consolidated Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net revenues increased $86.5 million, or 42.3%, to $291.3 million for the three months ended June 30, 2011 from $204.8 million for the same period in 2010. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2011	2010	$ Change	% Change
Apparel	$204,779	$150,205	$54,574	36.3%
Footwear	46,885	35,820	11,065	30.9
Accessories	32,393	8,857	23,536	265.7

Total net sales	284,057	194,882	89,175	45.8
License revenues	7,279	9,904	(2,625)	(26.5)

Total net revenues	$291,336	$204,786	$86,550	42.3%

Net sales increased $89.2 million, or 45.8%, to $284.1 million for the three months ended June 30, 2011 from $194.9 million during the same period in 2010 as noted in the table above. The increase in net sales primarily reflects:

•	$35.2 million, or 80.7%, increase in direct to consumer sales, which includes 27 additional stores, or a 60% increase, since June 30, 2010;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including the new performance-based cotton product), graphics, base layer, golf and running categories, along with running shoes; and

•	$20.6 million, or 333.2%, increase in wholesale accessories sales due to bringing hats and bags sales in-house effective January 1, 2011.

License revenues decreased $2.6 million, or 26.5%, to $7.3 million for the three months ended June 30, 2011 from $9.9 million during the same period in 2010. This decrease in license revenues was a result of reduced license revenues due to bringing hats and bags sales in-house and decreased license revenues from Dome, our Japanese licensee, due to the recent earthquake and tsunami. These decreases were partially offset by increased sales by our other licensees due to increased distribution and continued unit volume growth.

Gross profit increased $34.9 million to $134.8 million for the three months ended June 30, 2011 from $99.9 million for the same period in 2010. Gross profit as a percentage of net revenues, or gross margin, decreased 250 basis points to 46.3% for the three months ended June 30, 2011 compared to 48.8% during the same period in 2010. The decrease in gross margin percentage was primarily driven by the following:

•

decrease in license revenues due to bringing hats and bags sales in-house effective January 1, 2011 and decreases in Japanese license revenues due to the recent earthquake and tsunami, accounting for an approximate 120 basis point decrease;

•	less favorable apparel product mix and input costs, accounting for an approximate 120 basis point decrease; and

•	increased apparel sales allowances, accounting for an approximate 40 basis point decrease; partially offset by

•	increased direct to consumer higher margin sales, accounting for an approximate 45 basis point increase.

Selling, general and administrative expenses increased $30.4 million to $123.4 million for the three months ended June 30, 2011 from $93.0 million for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 42.4% for the three months ended June 30, 2011 from 45.4% for the same period in 2010. These changes were primarily attributable to the following:

•

Marketing costs increased $6.7 million to $34.1 million for the three months ended June 30, 2011 from $27.4 million for the same period in 2010 primarily due to increased sponsorships of professional teams and athletes and increased television and digital campaign costs, including media campaigns for specific customers. As a percentage of net revenues, marketing costs decreased to 11.7% for the three months ended June 30, 2011 from 13.4% for the same period in 2010 primarily due to the increase in net revenues in the three months ended June 30, 2011 as compared to the same period in 2010.

•

Selling costs increased $9.5 million to $30.7 million for the three months ended June 30, 2011 from $21.2 million for the same period in 2010. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased slightly to 10.5% for the three months ended June 30, 2011 from 10.4% for the same period in 2010 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores, partially offset by the increase in net revenues in the three months ended June 30, 2011 as compared to the same period in 2010.

•

Product innovation and supply chain costs increased $8.9 million to $31.1 million for the three months ended June 30, 2011 from $22.2 million for the same period in 2010 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs decreased slightly to 10.7% for the three months ended June 30, 2011 from 10.8% for the same period in 2010 due to the increase in net revenues, partially offset by higher distribution facilities costs as a percentage of net revenues.

•

Corporate services costs increased $5.3 million to $27.5 million for the three months ended June 30, 2011 from $22.2 million for the same period in 2010. This increase was attributable primarily to higher corporate personnel and facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 9.5% for the three months ended June 30, 2011 from 10.8% for the same period in 2010 primarily due to increase in net revenues in the three months ended June 30, 2011 as compared to the same period in 2010.

Income from operations increased $4.5 million, or 64.8%, to $11.4 million for the three months ended June 30, 2011 from $6.9 million for the same period in 2010. Income from operations as a percentage of net revenues increased to 3.9% for the three months ended June 30, 2011 from 3.4% for the same period in 2010. This increase was a result of the items discussed above.

Interest expense, net decreased $0.3 million to $0.3 million for the three months ended June 30, 2011 from $0.6 million for the same period in 2010. This decrease was primarily due to lower average balances on our long term debt facilities.

Other expense, net increased $0.2 million to $0.4 million for the three months ended June 30, 2011 from $0.2 million for the same period in 2010. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the same period in 2010.

Provision for income taxes increased $1.9 million to $4.5 million during the three months ended June 30, 2011 from $2.6 million during the same period in 2010. For the three months ended June 30, 2011, our effective tax rate was 41.7% compared to 43.0% for the same period in 2010. The effective tax rate for the three months ended June 30, 2011 was lower than the effective tax rate for the three months ended June 30, 2010 primarily due to decreased losses in foreign subsidiaries, federal tax credits forecasted in 2011 which were not forecasted during the first and second quarters of 2010 and a reduction in the portion of income subject to state taxes.

Our annual 2011 effective tax rate is expected to be approximately 40.0%. In addition, we are pursuing certain tax incentives that, if realized in the third or fourth quarter of this year, could reduce the projected 2011 effective tax rate.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenues increased $169.8 million, or 39.1%, to $604.0 million for the six months ended June 30, 2011 from $434.2 million for the same period in 2010. Net revenues by product category are summarized below:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
(In thousands)
Apparel	$435,263	$322,841	$112,422	34.8%
Footwear	98,321	78,778	19,543	24.8
Accessories	55,930	16,375	39,555	241.6

Total net sales	589,514	417,994	171,520	41.0
License revenues	14,521	16,199	(1,678)	(10.4)

Total net revenues	$604,035	$434,193	$169,842	39.1%

Net sales increased $171.5 million, or 41.0%, to $589.5 million for the six months ended June 30, 2011 from $418.0 million during the same period in 2010 as noted in the table above. The increase in net sales primarily reflects:

•	$57.2 million, or 67.1%, increase in direct to consumer sales, which includes 27 additional stores, or a 60% increase, since June 30, 2010;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including the new performance-based cotton product), graphics, base layer, golf and running categories; and

•	$35.2 million, or 331.7%, increase in wholesale accessories sales due to bringing hats and bags sales in-house effective January 1, 2011.

License revenues decreased $1.7 million, or 10.4%, to $14.5 million for the six months ended June 30, 2011 from $16.2 million during the same period in 2010. This decrease was a result of a reduction in license revenues due to bringing hats and bags sales in-house, partially offset by increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $72.2 million to $279.8 million for the six months ended June 30, 2011 from $207.6 million for the same period in 2010. Gross profit as a percentage of net revenues, or gross margin, decreased 150 basis points to 46.3% for the six months ended June 30, 2011 compared to 47.8% during the same period in 2010. The decrease in gross margin percentage was primarily driven by the following:

•	less favorable apparel product mix, input costs and sales allowances, accounting for an approximate 115 basis point decrease; and

•

decrease in license revenues due to bringing hats and bags sales in-house effective January 1, 2011 and decreases in Japanese license revenues due to the recent earthquake and tsunami, accounting for an approximate 70 basis point decrease; partially offset by

•	increased direct to consumer higher margin sales, accounting for an approximate 25 basis point increase; and

•	decreased footwear markdown reserves, accounting for an approximate 20 basis point increase.

Selling, general and administrative expenses increased $60.2 million to $247.3 million for the six months ended June 30, 2011 from $187.1 million for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 40.9% for the six months ended June 30, 2011 from 43.1% for the same period in 2010. These changes were primarily attributable to the following:

•

Marketing costs increased $17.0 million to $75.6 million for the six months ended June 30, 2011 from $58.6 million for the same period in 2010 primarily due to increased sponsorships of events and collegiate and professional teams and athletes; increased television and digital campaign costs, including media campaigns for specific customers; and additional personnel costs. As a percentage of net revenues, marketing costs decreased to 12.4% for the six months ended June 30, 2011 from 13.5% for the same period in 2010 primarily due to decreased sponsorships of collegiate and professional teams and decreased marketing costs for specific customers as a percentage of net revenues.

•

Selling costs increased $17.6 million to $58.5 million for the six months ended June 30, 2011 from $40.9 million for the same period in 2010. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased to 9.7% for the six months ended June 30, 2011 from 9.4% for the same period in 2010 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores.

•

Product innovation and supply chain costs increased $16.1 million to $60.3 million for the six months ended June 30, 2011 from $44.2 million for the same period in 2010 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs decreased to 10.0% for the six months ended June 30, 2011 from 10.2% for the same period in 2010 due to decreased distribution facilities personnel costs as a percentage of net revenues.

•

Corporate services costs increased $9.5 million to $52.9 million for the six months ended June 30, 2011 from $43.4 million for the same period in 2010. This increase was attributable primarily to higher corporate personnel and facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 8.8% for the six months ended June 30, 2011 from 10.0% for the same period in 2010 primarily due to decreased corporate personnel and facility costs as a percentage of net revenues.

Income from operations increased $12.0 million, or 58.7%, to $32.5 million for the six months ended June 30, 2011 from $20.5 million for the same period in 2010. Income from operations as a percentage of net revenues increased to 5.4% for the six months ended June 30, 2011 from 4.7% for the same period in 2010. This increase was a result of the items discussed above.

Interest expense, net decreased $0.2 million to $0.9 million for the six months ended June 30, 2011 from $1.1 million for the same period in 2010. This decrease was primarily due to lower average balances on our long term debt facilities.

Other expense, net remained unchanged at $0.9 million for the six months ending June 30, 2011 and 2010.

Provision for income taxes increased $4.6 million to $12.4 million during the six months ended June 30, 2011 from $7.8 million during the same period in 2010. For the six months ended June 30, 2011, our effective tax rate was 40.2% compared to 42.3% for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 was lower than the effective tax rate for the six months ended June 30, 2010 primarily due to decreased losses in foreign subsidiaries, federal tax credits forecasted in 2011 which were not forecasted during the first and second quarters of 2010 and a reduction in the portion of income subject to state taxes.

Our annual 2011 effective tax rate is expected to be approximately 40.0%. In addition, we are pursuing certain tax incentives that, if realized in the third or fourth quarter of this year, could reduce the projected 2011 effective tax rate.

Segment Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net revenues by geographic region are summarized below:

	Three Months Ended June 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$277,442	$196,008	$81,434	41.5%
Other foreign countries	13,894	8,778	5,116	58.3

Total net revenues	$291,336	$204,786	$86,550	42.3%

Net revenues in North America increased $81.4 million to $277.4 million for the three months ended June 30, 2011 from $196.0 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $5.1 million to $13.9 million for the three months ended June 30, 2011 from $8.8 million for the same period in 2010 primarily due to increased unit sales in our EMEA operating segment as well as unit sales growth to our distributors in our Asia and Latin America operating segments, partially offset by decreased product distribution and associated license revenues by our licensee in Japan due to the recent earthquake and tsunami.

Operating income (loss) by geographic region is summarized below:

	Three Months Ended June 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$12,656	$6,211	$6,445	103.8%
Other foreign countries	(1,298)	681	(1,979)	(290.6)

Total operating income	$11,358	$6,892	$4,466	64.8%

Operating income in North America increased $6.5 million to $12.7 million for the three months ended June 30, 2011 from $6.2 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries was $1.3 million, a decrease of $2.0 million, for the three months ended June 30, 2011 from operating income of $0.7 million for the same period in 2010 primarily due to decreased product distribution and associated higher margin license revenues by our licensee in Japan due to the recent earthquake and tsunami and increased costs associated with our continued investment to support our international expansion in Asia and Latin America.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenues by geographic region are summarized below:

	Six Months Ended June 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$573,519	$411,766	$161,753	39.3%
Other foreign countries	30,516	22,427	8,089	36.1

Total net revenues	$604,035	$434,193	$169,842	39.1%

Net revenues in North America increased $161.7 million to $573.5 million for the six months ended June 30, 2011 from $411.8 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $8.1 million to $30.5 million for the six months ended June 30, 2011 from $22.4 million for the same period in 2010 primarily due to unit sales growth in our EMEA operating segment as well as unit sales growth to our distributors in our Asia and Latin America operating segments.

Operating income by geographic region is summarized below:

	Six Months Ended June 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$31,211	$18,974	$12,237	64.5%
Other foreign countries	1,289	1,502	(213)	(14.2)

Total operating income	$32,500	$20,476	$12,024	58.7%

Operating income in North America increased $12.1 million to $31.2 million for the six months ended June 30, 2011 from $19.0 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased by $0.2 million to $1.3 million for the six months ended June 30, 2011 from $1.5 million for the same period in 2010 primarily due to increased costs related to our continued investment to support our international expansion in Asia and Latin America, partially offset by increased unit sales growth by our distributors in our Asia and EMEA operating segments and increased product distribution and associated higher margin license revenues by our licensee in Japan.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. Working capital is primarily funded from cash flows provided by operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. We fund our working capital, primarily inventory, and capital investments from cash flows provided by operating activities, cash and cash equivalents on hand and borrowings primarily available under our long term debt facilities. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. Our capital expenditures in 2011 will also include the acquisition of part of our corporate headquarters for $62.6 million along with approximately $2.4 million in additional related investments and improvements. In connection with the acquisition, we assumed $38.6 million of debt attached to the acquired property. The remaining purchase price was funded through a $25.0 million term loan.

Our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels. However, several factors contributed to inventory growth in excess of net revenue growth in the first half of 2011. We increased our safety stock in core product offerings, primarily our Cold Gear products, and seasonal products to better meet anticipated consumer demand. Core product offerings are products that we generally plan to have available for sale for at least the next twelve months at full price. In addition, beginning in 2011, hats and bags are sold by us rather than by one of our licensees, which also contributed to our expected year over year inventory growth. We expect the inventory growth rate to be more in line with net revenue growth in the third and fourth quarters of 2011.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$(83,673)	$(12,325)
Investing activities	(35,276)	(15,534)
Financing activities	34,668	(876)
Effect of exchange rate changes on cash and cash equivalents	95	(2,473)

Net decrease in cash and cash equivalents	$(84,186)	$(31,208)

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

Cash used in operating activities increased $71.4 million to $83.7 million for the six months ended June 30, 2011 from $12.3 million during the same period in 2010. The increase in cash used in operating activities was due to increased net cash outflows from operating assets and liabilities of $71.3 million and adjustments to net income for non-cash items which decreased $7.8 million period over period, partially offset by additional net income of $7.7 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by an increase in inventory investments of $63.7 million. In line with our expectations, inventory grew in the second quarter of 2011 at a rate higher than net revenue growth due to increased safety stock in core product offerings and seasonal products to better meet anticipated consumer demand and investments in new products including hats and bags.

Adjustments to net income for non-cash items decreased in the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to unrealized foreign currency exchange rate gains in the 2011 period as compared to unrealized foreign currency exchange rate losses in the prior period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $19.8 million to $35.3 million for the six months ended June 30, 2011 from $15.5 million for the same period in 2010. This increase in cash used in investing activities is primarily due to increased investments in our direct to consumer sales channel, corporate and distribution facilities and our in-store fixture program. In addition, we invested in Dome Corporation, our Japanese licensee.

Capital expenditures for the full year 2011 are anticipated to be in the high end of our previously indicated range of $45.0 million to $50.0 million. Our capital expenditures in 2011 will also include the acquisition of part of our corporate headquarters for $62.6 million along with approximately $2.4 million in additional related investments and improvements. In connection with the acquisition, we assumed $38.6 million in debt attached to the acquired property. The remaining purchase price was funded through a $25.0 million term loan.

Financing Activities

Cash provided by financing activities increased $35.6 million to $34.7 million for the six months ended June 30, 2011 from cash used in financing activities of $0.9 million for the same period in 2010. This increase from the prior year period was primarily due to the term loan borrowed under the credit facility to partially fund the purchase of our corporate headquarters. In addition, we received higher proceeds from the exercise of stock options and additional excess tax benefits from stock-based compensation arrangements in the 2011 period as compared to the 2010 period.

Credit Facility

In March 2011, we entered into a new $325.0 million credit facility with certain lending institutions and terminated our prior $200.0 million revolving credit facility in order to increase our available financing and to expand our lending syndicate.The credit facility has a term of four years and provides for a committed revolving credit line of up to $300.0 million in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. We incurred and capitalized $1.6 million in deferred financing costs in connection with the credit facility.

In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of part of our corporate headquarters. The acquisition closed in July 2011.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than our trademarks and the corporate headquarters that we purchased in July 2011) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of June 30, 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

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

No balances were outstanding under the current credit facility or prior revolving credit facility during the three and six months ended June 30, 2011 and 2010, with the exception of the $25.0 million term loan facility previously mentioned. The interest rate on the $25.0 million term loan was 1.5% for the three and six months ended June 30, 2011. The maturity date of the $25.0 million term loan is March 2015, which is the end of the credit facility term.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $27.1 million was remaining as of June 30, 2011. At June 30, 2011, December 31, 2010 and June 30, 2010, the outstanding principal balances under these agreements were $11.9 million, $15.9 million and $15.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rate on outstanding borrowings was 3.9% and 5.9% for the three months ended June 30, 2011 and 2010, respectively, and 4.0% and 5.9% for the six months ended June 30, 2011 and 2010, respectively.

We monitor the financial health and stability of our lenders under our credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

Contractual Commitments and Contingencies

In July 2011, in connection with the acquisition of part of our corporate headquarters, we assumed $38.6 million in debt attached to the acquired property. The remaining purchase price was funded through a $25.0 million term loan. Refer to Note 13 of the consolidated financial statements for a discussion of the assumed debt and Note 4 of the consolidated financial statements for a further discussion on the term loan.

There were no additional significant changes to the contractual obligations reported in our 2010 Form 10-K other than those which occur in the normal course of business.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2010 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2010 Form 10-K. There were no significant changes to our critical accounting policies during the six months ended June 30, 2011.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

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

From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on intercompany transactions and projected inventory purchases for our European and Canadian subsidiaries. In addition, we may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items. We do not enter into derivative financial instruments for speculative or trading purposes.

Based on the foreign currency forward contracts outstanding as of June 30, 2011, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 0.98 CAD per $1.00, US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.70 EUR per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of 0.90 GBP per 1.00 EUR. As of June 30, 2011, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $23.0 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $45.0 million with contract maturities of 1 month. As of June 30, 2011, the notional value of our outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items was $4.8 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net on the consolidated statements of income. As of June 30, 2011 and December 31, 2010, the fair values of our foreign currency forward contracts were liabilities of $1.1 million and $0.6 million, respectively, and were included in accrued expenses on the consolidated balance sheets. As of June 30, 2010, the fair values of our foreign currency forward contracts were assets of $0.6 million, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 of the consolidated financial statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$1,062	$(6,652)	$2,984	$(10,142)
Realized foreign currency exchange rate gains (losses)	(133)	689	322	782
Unrealized derivative gains (losses)	(520)	944	(505)	307
Realized derivative gains (losses)	(771)	4,852	(3,673)	8,201

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

ITEM 6. EXHIBITS

Exhibit No.

10.01	Third Amendment to the Office Lease by and between Hull Point LLC and the Company dated June 23, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (re-filing previously filed exhibit to include all exhibits, schedules and attachments).

10.02	Sixth Amendment to the Office Lease by and between Hull Point LLC and the Company dated May 1, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (re-filing previously filed exhibit to include all exhibits, schedules and attachments).

10.03	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Compass Bank, as Documentation Agent, and the Lenders that are party thereto and the Company dated January 28, 2009 (re-filing previously filed exhibit to include all exhibits, schedules and attachments).

10.04	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the Lenders and the Guarantors that are party thereto and the Company dated March 29, 2011 (re-filing previously filed exhibit to include all exhibits, schedules and attachments).

10.05	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (re-filing exhibit under the correct description; exhibit was erroneously filed with Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2010).

10.06	Form of Annual Restricted Stock Unit Grant Agreement under the Under Armour, Inc. 2010 Non-Employee Director Compensation Plan (re-filing exhibit under the correct description; exhibit was erroneously filed with Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2010).

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: August 4, 2011	By:	/S/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer