Form 10-Q
period 2011-09-30
Under Armour, Inc.
filed 2011-11-04
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 40,256,830 shares of Class A Common Stock and 11,456,500 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,	September 30,
	2011	2010	2010
Assets
Current assets
Cash and cash equivalents	$67,859	$203,870	$133,936
Accounts receivable, net	235,907	102,034	174,207
Inventories	318,888	215,355	196,170
Prepaid expenses and other current assets	31,163	19,326	21,088
Deferred income taxes	18,187	15,265	10,944

Total current assets	672,004	555,850	536,345
Property and equipment, net	163,256	76,127	76,559
Intangible assets, net	2,916	3,914	4,148
Deferred income taxes	21,268	21,275	20,516
Other long term assets	40,694	18,212	5,295

Total assets	$900,138	$675,378	$642,863

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$30,000	$—	$—
Accounts payable	103,343	84,679	90,815
Accrued expenses	54,008	55,138	43,685
Current maturities of long term debt	6,046	6,865	8,067
Other current liabilities	15,967	2,465	9,767

Total current liabilities	209,364	149,147	152,334
Long term debt, net of current maturities	73,470	9,077	10,476
Other long term liabilities	25,239	20,188	18,662

Total liabilities	308,073	178,412	181,472

Commitments and contingencies (see Note 6)

Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 100,000,000 shares authorized as of September 30, 2011, December 31, 2010 and September 30, 2010; 40,024,862 shares issued and outstanding as of September 30, 2011, 38,660,355 shares issued and outstanding as of December 31, 2010, 38,480,071 shares issued and outstanding as of September 30, 2010	13	13	13
Class B Convertible Common Stock, $0.0003 1/3 par value; 11,562,500 shares authorized, issued and outstanding as of September 30, 2011, 12,500,000 shares authorized, issued and outstanding as of December 31, 2010 and September 30, 2010	4	4	4
Additional paid-in capital	256,115	224,887	213,272
Retained earnings	333,612	270,021	247,074
Accumulated other comprehensive income	2,321	2,041	1,028

Total stockholders’ equity	592,065	496,966	461,391

Total liabilities and stockholders’ equity	$900,138	$675,378	$642,863

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$465,523	$328,568	$1,069,558	$762,761
Cost of goods sold	240,422	161,196	564,627	387,832

Gross profit	225,101	167,372	504,931	374,929
Selling, general and administrative expenses	150,136	110,683	397,466	297,764

Income from operations	74,965	56,689	107,465	77,165
Interest expense, net	(1,552)	(542)	(2,428)	(1,668)
Other expense, net	(1,193)	(184)	(2,065)	(1,036)

Income before income taxes	72,220	55,963	102,972	74,461
Provision for income taxes	26,233	21,106	38,605	28,932

Net income	$45,987	$34,857	$64,367	$45,529

Net income available per common share
Basic	$0.89	$0.68	$1.25	$0.90
Diluted	$0.88	$0.68	$1.23	$0.89

Weighted average common shares outstanding
Basic	51,558	50,926	51,529	50,703
Diluted	52,528	51,168	52,477	51,047

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accum- ulated Other Compre- hensive Income	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	38,660	$13	12,500	$4	$224,887	$270,021	$—	$2,041		$496,966
Exercise of stock options	411	—	—	—	8,951	—	—	—		8,951
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(12)	—	—	—	—	(776)	—	—		(776)
Issuance of Class A Common Stock, net of forfeitures	29	—	—	—	1,619	—	—	—		1,619
Class B Convertible Common Stock converted to Class A Common Stock	937	—	(937)	—	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	13,590	—	—	—		13,590
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	7,068	—	—	—		7,068
Comprehensive income :
Net income	—	—	—	—	—	64,367	—	—	$64,367	64,367
Foreign currency translation adjustment	—	—	—	—	—	—	—	280	280	280

Comprehensive income									$64,647

Balance as of September 30, 2011	40,025	$13	11,563	$4	$256,115	$333,612	$—	$2,321		$592,065

Balance as of December 31, 2009	37,748	$13	12,500	$4	$197,342	$202,188	$(14)	$464		$399,997
Exercise of stock options	640	—	—	—	2,909	—	—	—		2,909
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(19)	—	—	—	—	(643)	—	—		(643)
Issuance of Class A Common Stock, net of forfeitures	111	—	—	—	888	—	—	—		888
Stock-based compensation expense	—	—	—	—	9,990	—	14	—		10,004
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	2,143	—	—	—		2,143
Comprehensive income :
Net income	—	—	—	—	—	45,529	—	—	$45,529	45,529
Foreign currency translation adjustment	—	—	—	—	—	—	—	564	564	564

Comprehensive income									$46,093

Balance as of September 30, 2010	38,480	$13	12,500	$4	$213,272	$247,074	$—	$1,028		$461,391

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$64,367	$45,529
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	25,968	23,191
Unrealized foreign currency exchange rate losses, net	3,638	4,127
Stock-based compensation	13,592	10,046
Gain on bargain purchase of corporate headquarters (excludes transaction costs of $1.9 million)	(3,300)	—
Loss on disposal of property and equipment	19	44
Deferred income taxes	(2,933)	(5,116)
Changes in reserves and allowances	2,934	(4,077)
Changes in operating assets and liabilities:
Accounts receivable	(135,405)	(99,502)
Inventories	(106,849)	(44,583)
Prepaid expenses and other assets	(23,358)	(5,494)
Accounts payable	18,848	21,604
Accrued expenses and other liabilities	2,770	9,899
Income taxes payable and receivable	13,625	12,425

Net cash used in operating activities	(126,084)	(31,907)

Cash flows from investing activities
Purchase of property and equipment	(45,281)	(22,533)
Purchase of corporate headquarters and related expenditures	(22,852)	—
Purchase of trust-owned life insurance policies	(552)	(325)
Purchase of long term investment	(3,700)	—
Purchase of intangible asset	(601)	—
Change in restricted cash	(4,887)	—

Net cash used in investing activities	(77,873)	(22,858)

Cash flows from financing activities
Proceeds from revolving credit facility	30,000	—
Proceeds from term loan	25,000	—
Proceeds from long term debt	5,644	5,262
Payments on long term debt	(5,626)	(6,846)
Payments on capital lease obligations	—	(97)
Excess tax benefits from stock-based compensation arrangements	6,957	2,594
Payments of deferred financing costs	(2,324)	—
Proceeds from exercise of stock options and other stock issuances	10,320	3,796

Net cash provided by financing activities	69,971	4,709
Effect of exchange rate changes on cash and cash equivalents	(2,025)	(3,305)

Net decrease in cash and cash equivalents	(136,011)	(53,361)

Cash and cash equivalents
Beginning of period	203,870	187,297

End of period	$67,859	$133,936

Non-cash investing and financing activities
Debt assumed in connection with purchase of corporate headquarters	$38,556	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2010 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010 (the “2010 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other portions thereof.

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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2011	19.2%	8.4%	6.4%
Nine months ended September 30, 2010	19.9%	9.4%	5.3%
Accounts receivable
As of September 30, 2011	27.2%	11.2%	8.8%
As of December 31, 2010	23.3%	11.0%	5.4%
As of September 30, 2010	23.9%	11.2%	5.9%

Allowance for Doubtful Accounts

As of September 30, 2011, December 31, 2010 and September 30, 2010, the allowance for doubtful accounts was $3.7 million, $4.9 million and $4.6 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $8.0 million and $5.0 million for the three months ended September 30, 2011 and 2010, respectively, and $18.2 million and $12.0 million for the nine months ended September 30, 2011 and 2010, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

Minority Investment

Beginning in January 2011, the Company has held a minority equity investment in Dome Corporation (“Dome”), its Japanese licensee. As of September 30, 2011, the carrying value of the Company’s investment was $14.8 million, and was included in other long term assets on the consolidated balance sheet. The investment is accounted for under the cost method and is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which clarifies requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Finished goods	$318,049	$214,524	$195,455
Raw materials	839	831	698
Work-in-process	—	—	17

Total inventories	$318,888	$215,355	$196,170

4. Acquisitions

In July 2011, the Company acquired approximately 400.0 thousand square feet of office space comprising part of its corporate headquarters for $60.5 million. The acquisition included land, buildings, building equipment and improvements, and third party lease related intangible assets. Prior to the acquisition, the Company leased approximately 170.0 thousand square feet of the acquired space, and the Company now leases an additional 66.4 thousand square feet. The Company intends to use this space for future expansion of its corporate headquarters. Since the acquisition, the Company has invested $1.9 million in additional improvements.

The acquisition included the assumption of a $38.6 million loan secured by the property and the remaining purchase price was paid in cash funded by the $25.0 million term loan borrowed in May 2011. The carrying value of the assumed loan approximated its fair value on the date of the acquisition. Refer to Note 5 for a discussion of the assumed loan and term loan. A $1.0 million deposit was paid upon signing the purchase agreement in November 2010.

The aggregate fair value of the acquisition was $63.8 million. The fair value was estimated using a combination of market, income and cost approaches. The acquisition was accounted for as a business combination, and as such the Company recognized a bargain purchase gain of $3.3 million as the amount by which the fair value of the net assets acquired exceeded the fair value of the purchase price.

In connection with this acquisition, the Company incurred acquisition related expenses of approximately $1.9 million. Both the acquisition related expenses and pre-tax bargain purchase gain were included in selling, general and administrative expenses on the consolidated statements of income during the three and nine months ended September 30, 2011. This transaction is not expected to have a material impact to the Company’s consolidated statements of income in future periods.

The Company believes that it was able to negotiate the acquisition of the net assets for less than fair value because the seller marketed the property in a limited manner, and thus the property did not have adequate exposure to the market prior to the measurement date to allow for marketing activities that are usual and customary for real estate transactions. In addition, the Company was the majority tenant immediately prior to the acquisition and was willing and qualified to assume the secured loan. The recorded amounts are provisional and subject to change. The Company continues to evaluate the purchase price allocation, including the opening fair value allocation of property and equipment, and the value of lease related intangible assets.

5. Credit Facility and Long Term Debt

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

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than their trademarks and the corporate headquarters that the Company purchased in July 2011) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of September 30, 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of September 30, 2011, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

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

In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of part of the Company’s corporate headquarters. The interest rate on the term loan was 1.5% during the three and nine months ended September 30, 2011. The maturity date of the term loan is March 2015, which is the end of the credit facility term. In addition to the term loan, the Company borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements. The $30.0 million balance is expected to be fully repaid prior to December 31, 2011. The interest rate under the revolving credit facility was 1.5% during the three and nine months ended September 30, 2011. No balances were outstanding under the prior revolving credit facility during the three and nine months ended September 30, 2010.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was remaining as of September 30, 2011. At September 30, 2011, December 31, 2010 and September 30, 2010, the outstanding principal balance under these agreements was $16.1 million, $15.9 million and $18.5 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1% and 5.3% for the three months ended September 30, 2011 and 2010, respectively, and 4.2% and 5.7% for the nine months ended September 30, 2011 and 2010, respectively.

The Company monitors the financial health and stability of its lenders under the credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under their facilities.

In July 2011, in connection with the Company’s acquisition of a portion of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The acquisition of a portion of the Company’s corporate headquarters was accounted for as a business combination, and the carrying value of the loan secured by the acquired property approximates fair value. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid. The assumed loan is a nonrecourse loan with the lender’s remedies for non-performance limited to action against the acquired property and certain required reserves and a cash collateral account, except for nonrecourse carveouts related to fraud, breaches of certain representations, warranties or covenants, including those related to environmental matters, and other standard carveouts for a loan of this type. The loan requires certain minimum cash flows and financial results from the property, and if those requirements are not met, additional reserves may be required. The Company leases approximately 236.0 thousand square feet of the approximately 400.0 thousand square feet of office space on the property through an intercompany lease, and leases the remaining space to third party tenants. The Company will continue to expand and occupy additional space as it becomes available. The assumed loan requires prior approval of the lender for certain matters related to the property, including material leases, changes to property management, transfers of any part of the property and material alterations to the property. The loan has an interest rate of 6.73%. In connection with the assumed loan, the Company incurred and capitalized $0.8 million in deferred financing costs. As of September 30, 2011, the outstanding balance on the loan was $38.4 million. In addition, in connection with the assumed loan for the acquisition of its corporate headquarters, the Company was required to set aside $4.9 million in restricted cash in reserve and cash collateral accounts. As of September 30, 2011, $1.9 million was included in prepaid expenses and other current assets, and the remaining $3.0 million was included in other long term assets.

Interest expense was $1.6 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.

6. Commitments and Contingencies

In July 2011, in connection with the acquisition of part of its corporate headquarters, the Company assumed a $38.6 million loan secured by the acquired property. The remaining purchase price was funded through a $25.0 million term loan. Refer to Note 5 for a discussion of the assumed loan and term loan.

There were no additional significant changes to the contractual obligations reported in the 2010 Form 10-K other than those which occur in the normal course of business.

7. Fair Value Measurements

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of September 30, 2011 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (refer to Note 9)	$—	$504	$—
Trust owned life insurance policies (“TOLI”) held by the Rabbi Trust	—	3,756	—
Deferred Compensation Plan obligations	—	(3,233)	—

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which are the net difference between the currency to be received or paid at each contract’s settlement date and the value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the TOLI held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants in this plan. Obligations under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

8. Stock-Based Compensation

In February 2011, 0.3 million performance-based restricted stock units were awarded to certain executives and key employees under the 2005 Amended and Restated Omnibus Long-Term Incentive Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2012 and 2013. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2014 and the remaining 50% will vest on February 15, 2015. If certain lower levels of combined operating income for 2012 and 2013 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of September 30, 2011, the Company had not begun recording stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $3.8 million would have been recorded through September 30, 2011 for these performance-based restricted stock units had the achievement of these operating income targets been deemed probable.

As of September 30, 2011, the Company has recorded stock-based compensation expense for all of the performance-based stock options granted during 2010 as the Company determined the achievement of certain combined operating income targets for 2011 and 2012 was probable. During the three months ended September 30, 2011, a cumulative adjustment of $2.1 million was recorded as if ratable stock-based compensation had been recorded since the grant date.

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

As of September 30, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $79.5 million with contract maturities of 1 month. As of September 30, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $48.0 million with contract maturities of 1 month. As of September 30, 2011, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €3.5 million, or $4.6 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net. As of September 30, 2011, the fair values of the Company’s foreign currency forward contracts were assets of $0.5 million, and were included in prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2010 and September 30, 2010, the fair values of the Company’s foreign currency forward contracts were liabilities of $0.6 million and $0.3 million, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 7 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$(6,622)	$6,015	$(3,638)	$(4,127)
Realized foreign currency exchange rate gains	66	325	388	1,107
Unrealized derivative gains (losses)	1,654	(920)	1,149	(613)
Realized derivative gains (losses)	3,709	(5,604)	36	2,597

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

10. Provision for Income Taxes

The Company recorded $26.2 million and $21.1 million of income tax expense for the three months ended September 30, 2011 and 2010, respectively, and $38.6 million and $28.9 million of income tax expense for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had $11.4 million in deferred tax assets associated with foreign net operating loss carryforwards for its European subsidiary which will begin to expire in 4 to 9 years. During 2010, the Company recorded a valuation allowance against a portion of this foreign net operating loss carryforward. As of September 30, 2011, the Company believed it was more likely than not that the full amount of the foreign net operating loss carryforwards would be realized due to favorable developments in the Company’s ongoing tax planning strategies. As a result the Company has reversed the valuation allowance resulting in a decrease of $1.8 million to income tax expense for the three and nine months ending September 30, 2011. Although realization of these foreign net operating loss carryforwards is not assured, the Company believes it is more likely than not that the full $11.4 million will be realized. This realizable amount could be decreased if future taxable income during the carryforward periods is increased or reduced.

The effective rates for income taxes were 37.5% and 38.9% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 was lower than the effective tax rate for the nine months ended September 30, 2010 primarily due to the reversal of the valuation allowance discussed above. The Company’s annual 2011 effective tax rate is expected to be approximately 38.4%.

11. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator
Net income	$45,987	$34,857	$64,367	$45,529
Net income attributable to participating securities	(230)	(279)	(451)	(410)

Net income available to common shareholders (1)	$45,757	$34,578	$63,916	$45,119

Denominator
Weighted average common shares outstanding	51,290	50,507	51,154	50,271
Effect of dilutive securities	970	242	948	344

Weighted average common shares and dilutive securities outstanding	52,260	50,749	52,102	50,615

Earnings per share - basic	$0.89	$0.68	$1.25	$0.90
Earnings per share - diluted	$0.88	$0.68	$1.23	$0.89

(1) Basic weighted average common shares outstanding	51,290	50,507	51,154	50,271
Basic weighted average common shares outstanding and participating securities	51,558	50,926	51,529	50,703
Percentage allocated to common stockholders	99.5%	99.2%	99.3%	99.1%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options representing 46.5 thousand and 755.2 thousand shares of common stock outstanding for the three months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 58.7 thousand shares of common stock outstanding for the nine months ended September 30, 2011, and stock options, restricted stock units and warrants representing 1.1 million shares of common stock outstanding for the nine months ended September 30, 2010, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Net revenues
North America	$432,675	$307,226	$1,006,194	$718,992
Other foreign countries	32,848	21,342	63,364	43,769

Total net revenues	$465,523	$328,568	$1,069,558	$762,761

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Operating income
North America	$69,618	$52,342	$100,829	$71,316
Other foreign countries	5,347	4,347	6,636	5,849

Total operating income	74,965	56,689	107,465	77,165
Interest expense, net	(1,552)	(542)	(2,428)	(1,668)
Other expense, net	(1,193)	(184)	(2,065)	(1,036)

Income before income taxes	$72,220	$55,963	$102,972	$74,461

	September 30,	December 31,	September 30,
(In thousands)	2011	2010	2010
Total assets
North America	$831,232	$613,515	$591,797
Other foreign countries	68,906	61,863	51,066

Total assets	$900,138	$675,378	$642,863

Net revenues by product category are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Apparel	$363,383	$276,666	$798,646	$599,507
Footwear	52,034	26,458	150,355	105,236
Accessories	39,672	12,755	95,602	29,130

Total net sales	455,089	315,879	1,044,603	733,873
License revenues	10,434	12,689	24,955	28,888

Total net revenues	$465,523	$328,568	$1,069,558	$762,761

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

We are a growth company as evidenced by the increase in net revenues to $1,063.9 million in 2010 from $430.7 million in 2006. We reported net revenues of $1,069.6 million for the first nine months of 2011, which represented a 40.2% increase from the first nine months of 2010. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2011 include hats and bags, as well as Charged Cotton® products.

Our products are currently offered in approximately twenty five thousand retail stores worldwide. A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers with active lifestyles around the globe. Outside of North America, our products are offered primarily in Austria, France, Germany, Ireland and the United Kingdom, as well as in Japan through a licensee, and through distributors located in other foreign countries. We hold a minority investment in our licensee in Japan.

Our operating segments are geographic and include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. Due to the insignificance of the EMEA, Latin America and Asia operating segments, they have been combined into other foreign countries for disclosure purposes.

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, eyewear, custom-molded mouth guards, other accessories and team uniforms, as well as the distribution of our products in Japan. Prior to 2011, hats and bags were sold by a licensee. We expect our net revenues to increase by $65 million to $70 million from 2010 to 2011 as a result of developing our own hats and bags, which includes an increase in accessories revenues and a decrease in our license revenues in 2011. In addition, we expect the related cost of goods sold to increase.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $8.0 million and $5.0 million for the three months ended September 30, 2011 and 2010, respectively, and $18.2 million and $12.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	$1,069,558	$1,069,558	$1,069,558	$1,069,558
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net revenues	$465,523	$328,568	$1,069,558	$762,761
Cost of goods sold	240,422	161,196	564,627	387,832

Gross profit	225,101	167,372	504,931	374,929
Selling, general and administrative expenses	150,136	110,683	397,466	297,764

Income from operations	74,965	56,689	107,465	77,165
Interest expense, net	(1,552)	(542)	(2,428)	(1,668)
Other expense, net	(1,193)	(184)	(2,065)	(1,036)

Income before income taxes	72,220	55,963	102,972	74,461
Provision for income taxes	26,233	21,106	38,605	28,932

Net income	$45,987	$34,857	$64,367	$45,529

	$1,069,558	$1,069,558	$1,069,558	$1,069,558
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(As a percentage of net revenues)	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.6	49.1	52.8	50.8

Gross profit	48.4	50.9	47.2	49.2
Selling, general and administrative expenses	32.3	33.6	37.2	39.1

Income from operations	16.1	17.3	10.0	10.1
Interest expense, net	(0.3)	(0.2)	(0.2)	(0.2)
Other expense, net	(0.3)	(0.1)	(0.2)	(0.1)

Income before income taxes	15.5	17.0	9.6	9.8
Provision for income taxes	5.6	6.4	3.6	3.8

Net income	9.9%	10.6%	6.0%	6.0%

Consolidated Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net revenues increased $136.9 million, or 41.7%, to $465.5 million for the three months ended September 30, 2011 from $328.6 million for the same period in 2010. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2011	2010	$ Change	% Change
Apparel	$363,383	$276,666	$86,717	31.3%
Footwear	52,034	26,458	25,576	96.7
Accessories	39,672	12,755	26,917	211.0

Total net sales	455,089	315,879	139,210	44.1
License revenues	10,434	12,689	(2,255)	(17.8)

Total net revenues	$465,523	$328,568	$136,955	41.7%

Net sales increased $139.2 million, or 44.1%, to $455.1 million for the three months ended September 30, 2011 from $315.9 million during the same period in 2010 as noted in the table above. The increase in net sales primarily reflects:

•	$44.0 million, or 73.0%, increase in direct to consumer sales, which includes 26 additional stores, or a 52% increase, since September 30, 2010;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including the new Charged Cotton® product), hunting, base layer, graphics (primarily Tech-Tees), basketball and golf apparel categories, along with running and basketball shoes; and

•	$26.9 million, or 211.0%, increase in wholesale accessories sales due to bringing hats and bags sales in-house effective January 1, 2011.

License revenues decreased $2.3 million, or 17.8%, to $10.4 million for the three months ended September 30, 2011 from $12.7 million during the same period in 2010. This decrease in license revenues was a result of a $3.5 million reduction in license revenues related to hats and bags, partially offset by increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $57.7 million to $225.1 million for the three months ended September 30, 2011 from $167.4 million for the same period in 2010. Gross profit as a percentage of net revenues, or gross margin, decreased 250 basis points to 48.4% for the three months ended September 30, 2011 compared to 50.9% during the same period in 2010. The decrease in gross margin percentage was primarily driven by the following:

•	less favorable North American apparel sales product mix and input costs, accounting for an approximate 140 basis point decrease;

•	decrease in license revenues due to bringing hats and bags sales in-house effective January 1, 2011, accounting for an approximate 70 basis point decrease; and

•	impact of favorable inventory reserve reductions in the prior year, partially offset by decreased discounts and apparel sales allowance reserves, accounting for an approximate 40 basis point decrease.

Selling, general and administrative expenses increased $39.4 million to $150.1 million for the three months ended September 30, 2011 from $110.7 million for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 32.3% for the three months ended September 30, 2011 from 33.6% for the same period in 2010. These changes were primarily attributable to the following:

•

Marketing costs increased $12.4 million to $48.4 million for the three months ended September 30, 2011 from $36.0 million for the same period in 2010 primarily due to increased television and digital campaign costs, including media campaigns for specific customers, and sponsorships of professional teams, athletes and events. As a percentage of net revenues, marketing costs decreased to 10.4% for the three months ended September 30, 2011 from 10.9% for the same period in 2010 primarily due to the 41.7% increase in net revenues in the three months ended September 30, 2011 as compared to the same period in 2010, partially offset by increased investments in television campaigns.

•

Selling costs increased $13.1 million to $36.4 million for the three months ended September 30, 2011 from $23.3 million for the same period in 2010. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased to 7.9% for the three months ended September 30, 2011 from 7.1% for the same period in 2010 primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel.

•

Product innovation and supply chain costs increased $10.6 million to $35.9 million for the three months ended September 30, 2011 from $25.3 million for the same period in 2010 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 7.7% for the three months ended September 30, 2011 and 2010.

•

Corporate services costs increased $3.3 million to $29.4 million for the three months ended September 30, 2011 from $26.1 million for the same period in 2010. This increase was attributable primarily to higher corporate personnel and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 6.3% for the three months ended September 30, 2011 from 7.9% for the same period in 2010 primarily due to decreased personnel costs as a percentage of net revenues as well as the net impact of the acquisition of a portion of our corporate headquarters.

Income from operations increased $18.3 million, or 32.2%, to $75.0 million for the three months ended September 30, 2011 from $56.7 million for the same period in 2010. Income from operations as a percentage of net revenues decreased to 16.1% for the three months ended September 30, 2011 from 17.3% for the same period in 2010. This decrease was a result of the items discussed above.

Interest expense, net increased $1.1 million to $1.6 million for the three months ended September 30, 2011 from $0.5 million for the same period in 2010. This increase was primarily due to the assumed loan for the acquisition of our corporate headquarters.

Other expense, net increased $1.0 million to $1.2 million for the three months ended September 30, 2011 from $0.2 million for the same period in 2010. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the same period in 2010.

Provision for income taxes increased $5.1 million to $26.2 million during the three months ended September 30, 2011 from $21.1 million during the same period in 2010. For the three months ended September 30, 2011, our effective tax rate was 36.3% compared to 37.7% for the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was lower than the effective tax rate for the three months ended September 30, 2010 primarily due to the reversal of a valuation allowance recorded in 2010 against a portion of our deferred tax assets related to foreign net operating loss carryforwards due to favorable developments in our ongoing tax planning strategies. Our annual 2011 effective tax rate is projected to be approximately 38.4%.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenues increased $306.8 million, or 40.2%, to $1,069.6 million for the nine months ended September 30, 2011 from $762.8 million for the same period in 2010. Net revenues by product category are summarized below:

	Nine months ended September 30,
(In thousands)	2011	2010	$ Change	% Change
Apparel	$798,646	$599,507	$199,139	33.2%
Footwear	150,355	105,236	45,119	42.9
Accessories	95,602	29,130	66,472	228.2

Total net sales	1,044,603	733,873	310,730	42.3
License revenues	24,955	28,888	(3,933)	(13.6)

Total net revenues	$1,069,558	$762,761	$306,797	40.2%

Net sales increased $310.7 million, or 42.3%, to $1,044.6 million for the nine months ended September 30, 2011 from $733.9 million during the same period in 2010 as noted in the table above. The increase in net sales primarily reflects:

•	$102.0 million, or 70.5%, increase in direct to consumer sales, which includes 26 additional stores, or a 52% increase, since September 30, 2010;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including the new Charged Cotton® product), base layer, graphics (primarily Tech-Tees), golf, running and hunting apparel categories, along with running and basketball shoes; and

•	$66.5 million, or 228.2%, increase in wholesale accessories sales due to bringing hats and bags sales in-house effective January 1, 2011.

License revenues decreased $3.9 million, or 13.6%, to $25.0 million for the nine months ended September 30, 2011 from $28.9 million during the same period in 2010. This decrease in license revenues was a result of a $7.8 million reduction in license revenues related to hats and bags, partially offset by increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $130.0 million to $504.9 million for the nine months ended September 30, 2011 from $374.9 million for the same period in 2010. Gross profit as a percentage of net revenues, or gross margin, decreased 200 basis points to 47.2% for the nine months ended September 30, 2011 compared to 49.2% during the same period in 2010. The decrease in gross margin percentage was primarily driven by the following:

•	less favorable North American apparel sales product mix and input costs, accounting for an approximate 130 basis point decrease; and

•	decrease in license revenues due to bringing hats and bags sales in-house effective January 1, 2011, accounting for an approximate 60 basis point decrease.

Selling, general and administrative expenses increased $99.7 million to $397.5 million for the nine months ended September 30, 2011 from $297.8 million for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 37.2% for the nine months ended September 30, 2011 from 39.1% for the same period in 2010. These changes were primarily attributable to the following:

•

Marketing costs increased $29.3 million to $124.0 million for the nine months ended September 30, 2011 from $94.7 million for the same period in 2010 primarily due to increased sponsorships of events and collegiate and professional teams and athletes, increased television and digital campaign costs, including media campaigns for specific customers and additional personnel costs. As a percentage of net revenues, marketing costs decreased to 11.6% for the nine months ended September 30, 2011 from 12.4% for the same period in 2010 primarily due to decreased sponsorships of collegiate and professional teams and decreased marketing costs for specific customers as a percentage of net revenues.

•

Selling costs increased $30.8 million to $95.0 million for the nine months ended September 30, 2011 from $64.2 million for the same period in 2010. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased to 8.9% for the nine months ended September 30, 2011 from 8.5% for the same period in 2010 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores.

•

Product innovation and supply chain costs increased $26.7 million to $96.2 million for the nine months ended September 30, 2011 from $69.5 million for the same period in 2010 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs decreased slightly to 9.0% for the nine months ended September 30, 2011 from 9.1% for the same period in 2010.

•

Corporate services costs increased $12.9 million to $82.3 million for the nine months ended September 30, 2011 from $69.4 million for the same period in 2010. This increase was attributable primarily to higher corporate personnel and facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 7.7% for the nine months ended September 30, 2011 from 9.1% for the same period in 2010 primarily due to the items noted above.

Income from operations increased $30.3 million, or 39.3%, to $107.5 million for the nine months ended September 30, 2011 from $77.2 million for the same period in 2010. Income from operations as a percentage of net revenues decreased slightly to 10.0% for the nine months ended September 30, 2011 from 10.1% for the same period in 2010. This decrease was a result of the items discussed above.

Interest expense, net increased $0.7 million to $2.4 million for the nine months ended September 30, 2011 from $1.7 million for the same period in 2010. This increase was primarily due to the assumed loan for the acquisition of our corporate headquarters.

Other expense, net increased $1.1 million to $2.1 million for the nine months ending September 30, 2011 from $1.0 million for the same period in 2010. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the same period in 2010.

Provision for income taxes increased $9.7 million to $38.6 million during the nine months ended September 30, 2011 from $28.9 million during the same period in 2010. For the nine months ended September 30, 2011, our effective tax rate was 37.5% compared to 38.9% for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was lower than the effective tax rate for the nine months ended September 30, 2010 primarily due to the reversal of a valuation allowance recorded in 2010 against a portion of our deferred tax assets related to foreign net operating loss carryforwards due to favorable developments in our ongoing tax planning strategies. Our annual 2011 effective tax rate is expected to be approximately 38.4%.

Segment Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net revenues by geographic region are summarized below:

	Three Months Ended September 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$432,675	$307,226	$125,449	40.8%
Other foreign countries	32,848	21,342	11,506	53.9

Total net revenues	$465,523	$328,568	$136,955	41.7%

Net revenues in our North American operating segment increased $125.5 million to $432.7 million for the three months ended September 30, 2011 from $307.2 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $11.5 million to $32.8 million for the three months ended September 30, 2011 from $21.3 million for the same period in 2010 primarily due to footwear shipments to our Japanese licensee, as well as unit sales growth to our distributors in our Latin American operating segment and increased unit sales growth in our EMEA operating segment.

Operating income by geographic region is summarized below:

	$1,069,558	$1,069,558	$1,069,558	$1,069,558
	Three Months Ended September 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$69,618	$52,342	$17,276	33.0%
Other foreign countries	5,347	4,347	1,000	23.0

Total operating income	$74,965	$56,689	$18,276	32.2%

Operating income in our North American operating segment increased $17.3 million to $69.6 million for the three months ended September 30, 2011 from $52.3 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased $1.0 million to $5.3 million for the three months ended September 30, 2011 from $4.3 million for the same period in 2010 primarily due to increased unit sales growth as discussed above, partially offset by higher costs associated with our continued investment to support our international expansion in our EMEA, Asian and Latin American operating segments.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenues by geographic region are summarized below:

	$1,069,558	$1,069,558	$1,069,558	$1,069,558
	Nine Months Ended September 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$1,006,194	$718,992	$287,202	39.9%
Other foreign countries	63,364	43,769	19,595	44.8

Total net revenues	$1,069,558	$762,761	$306,797	40.2%

Net revenues in our North American operating segment increased $287.2 million to $1,006.2 million for the nine months ended September 30, 2011 from $719.0 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $19.6 million to $63.4 million for the nine months ended September 30, 2011 from $43.8 million for the same period in 2010 primarily due to footwear shipments to our Japanese licensee, as well as unit sales growth to our distributors in our Latin American operating segment and increased unit sales growth in our EMEA operating segment.

Operating income by geographic region is summarized below:

	$1,069,558	$1,069,558	$1,069,558	$1,069,558
	Nine Months Ended September 30,
(In thousands)	2011	2010	$ Change	% Change
North America	$100,829	$71,316	$29,513	41.4%
Other foreign countries	6,636	5,849	787	13.5

Total operating income	$107,465	$77,165	$30,300	39.3%

Operating income in our North American operating segment increased $29.5 million to $100.8 million for the nine months ended September 30, 2011 from $71.3 million for the same period in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased by $0.8 million to $6.6 million for the nine months ended September 30, 2011 from $5.8 million for the same period in 2010 primarily due to increased unit sales growth as discussed above, partially offset by higher costs associated with our continued investment to support our international expansion in our EMEA, Asian and Latin American operating segments.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. Our capital expenditures in 2011 include the acquisition of part of our corporate headquarters for $60.5 million along with approximately $2.5 million in additional related investments and improvements. In connection with the acquisition, we assumed a $38.6 million loan secured by the acquired property. The remaining purchase price was funded through a $25.0 million term loan.

Our focus remains on inventory management including improving our planning capabilities, managing our inventory purchases, reducing our production lead times and selling excess inventory through our factory house stores and other liquidation channels. However, two factors contributed to inventory growth in excess of net revenue growth during the nine months ended September 30, 2011, including higher input costs and the transition of our hats and bags in-house beginning January 2011. We continue to anticipate inventory growth moving more in line with net revenue growth during the fourth quarter.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$(126,084)	$(31,907)
Investing activities	(77,873)	(22,858)
Financing activities	69,971	4,709
Effect of exchange rate changes on cash and cash equivalents	(2,025)	(3,305)

Net decrease in cash and cash equivalents	$(136,011)	$(53,361)

Operating Activities

Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items generally include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, losses on disposals of property and equipment, stock-based compensation, deferred income taxes and changes in reserves and allowances. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.

Cash used in operating activities increased $94.2 million to $126.1 million for the nine months ended September 30, 2011 from $31.9 million during the same period in 2010. The increase in cash used in operating activities was due to increased net cash outflows from operating assets and liabilities of $124.7 million, partially offset by adjustments to net income for non-cash items which increased $11.7 million period over period and additional net income of $18.8 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

an increase in net inventory investments of $62.3 million. In line with our expectations, inventory grew at a rate higher than net revenue growth due to higher input costs, increased safety stock in core product offerings and seasonal products to better meet anticipated consumer demand and investments in new products including hats and bags;

•

a larger increase in accounts receivable of $35.9 million in the first nine months of 2011 as compared to the same period in 2010 primarily due to the 44.1% increase in net sales during the third quarter of 2011; and

•

a larger increase in prepaid expenses and other assets of $17.9 million in the first nine months of 2011 as compared to the same period in 2010 primarily due to income taxes paid during the three months ended September 30, 2011 related to our ongoing tax planning strategies that are to be recognized in income tax expense in future periods.

Adjustments to net income for non-cash items increased in the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to a net increase in reserves and allowances in the current period as compared to a net decrease in the same period of 2010.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies, increased $55.0 million to $77.9 million for the nine months ended September 30, 2011 from $22.9 million for the same period in 2010. This increase in cash used in investing activities is primarily due to the acquisition of part of our corporate headquarters and increased investments in our in-store fixture program, direct to consumer sales channel and corporate and distribution facilities. In addition, in connection with the assumed loan for the acquisition of our corporate headquarters, we were required to set aside $4.9 million in restricted cash. Refer to Note 5 of the consolidated financial statements for a discussion of the restricted cash.

Capital expenditures for the full year 2011 are anticipated to be $50.0 million to $53.0 million. In addition, our capital expenditures in 2011 also include the acquisition of part of our corporate headquarters for $60.5 million, along with approximately $2.5 million in additional related investments and improvements. In connection with the acquisition, we assumed a $38.6 million loan secured by the acquired property. The remaining purchase price was funded through a $25.0 million term loan in May 2011.

Financing Activities

Cash provided by financing activities increased $65.3 million to $70.0 million for the nine months ended September 30, 2011 from $4.7 million for the same period in 2010. This increase from the prior year period was primarily due to the borrowings under our revolving credit facility to fund seasonal working capital requirements and the term loan borrowed under the credit facility to partially fund the purchase of our corporate headquarters. In addition, we received higher proceeds from the exercise of stock options and additional excess tax benefits from stock-based compensation arrangements in the 2011 period as compared to the 2010 period.

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

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than our trademarks and the corporate headquarters that we purchased in July 2011) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of September 30, 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of September 30, 2011, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

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

In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of our corporate headquarters. The interest rate on the term loan was 1.5% during the three and nine months ended September 30, 2011. The maturity date of the term loan is March 2015, which is the end of the credit facility term. In addition to the term loan, we borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements. This balance is expected to be fully repaid prior to December 31, 2011. The interest rate under the revolving credit facility was 1.5% during the three and nine months ended September 30, 2011. No balances were outstanding under the prior revolving credit facility during the three and nine months ended September 30, 2010.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition of or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. In addition, these agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of our credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was remaining as of September 30, 2011. At September 30, 2011, December 31, 2010 and September 30, 2010, the outstanding principal balances under these agreements were $16.1 million, $15.9 million and $18.5 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1% and 5.3% for the three months ended September 30, 2011 and 2010, respectively, and 4.2% and 5.7% for the nine months ended September 30, 2011 and 2010, respectively.

We monitor the financial health and stability of our lenders under our credit and long term debt facilities, however instability in the credit markets could negatively impact lenders and their ability to perform under these facilities.

In July 2011, in connection with our acquisition of a portion of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The acquisition of a portion of our corporate headquarters was accounted for as a business combination, and the carrying value of the loan secured by the acquired property approximates fair value. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid. The assumed loan is a nonrecourse loan with the lender’s remedies for non-performance limited to action against the acquired property and certain required reserves and a cash collateral account, except for nonrecourse carveouts related to fraud, breaches of certain representations, warranties or covenants, including those related to environmental matters, and other standard carveouts for a loan of this type. The loan requires certain minimum cash flows and financial results from the property, and if those requirements are not met, additional reserves may be required. We lease approximately 236.0 thousand square feet of the approximately 400.0 thousand square feet of office space on the property through an intercompany lease, and lease the remaining space to third party tenants. We will continue to expand and occupy additional space as it becomes available. The assumed loan requires prior approval of the lender for certain matters related to the property, including material leases, changes to property management, transfers of any part of the property and material alterations to the property. The loan has an interest rate of 6.73%. In connection with the assumed loan, we incurred and capitalized $0.8 million in deferred financing costs. As of September 30, 2011, the outstanding balance on the loan was $38.4 million. In addition, in connection with the assumed loan for the acquisition of our corporate headquarters, we were required to set aside $4.9 million in restricted cash in reserve and cash collateral accounts. As of September 30, 2011, $1.9 million was included in prepaid expenses and other current assets, and the remaining $3.0 million was included in other long term assets.

Acquisitions

In July 2011, we acquired approximately 400.0 thousand square feet of office space comprising part of our corporate headquarters for $60.5 million. The acquisition included land, buildings, building equipment and improvements, and third party lease related intangible assets. Prior to the acquisition, we leased approximately 170.0 thousand square feet of the acquired space, and we now lease an additional 66.4 thousand square feet. We intend to use this space for future expansion of our corporate headquarters. Since the acquisition, we have invested $1.9 million in additional improvements.

The acquisition included the assumption of a $38.6 million loan secured by the property and the remaining purchase price was paid in cash funded by the $25.0 million term loan borrowed in May 2011. The carrying value of the assumed loan approximated its fair value on the date of the acquisition. Refer to Note 5 of the consolidated financial statements for a discussion of the assumed loan and term loan. A $1.0 million deposit was paid upon signing the purchase agreement in November 2010.

The aggregate fair value of the acquisition was $63.8 million. The fair value was estimated using a combination of market, income and cost approaches. The acquisition was accounted for as a business combination, and as such we recognized a bargain purchase gain of $3.3 million as the amount by which the fair value of the net assets acquired exceeded the fair value of the purchase price.

In connection with this acquisition, we incurred acquisition related expenses of approximately $1.9 million. Both the acquisition related expenses and pre-tax bargain purchase gain were included in selling, general and administrative expenses on the consolidated statements of income during the three and nine months ended September 30, 2011. This transaction is not expected to have a material impact to our consolidated statements of income in future periods.

We believe that we were able to negotiate the acquisition of the net assets for less than fair value because the seller marketed the property in a limited manner, and thus the property did not have adequate exposure to the market prior to the measurement date to allow for marketing activities that are usual and customary for real estate transactions. In addition, we were the majority tenant immediately prior to the acquisition and were willing and qualified to assume the secured loan. The recorded amounts are provisional and subject to change. We continue to evaluate the purchase price allocation, including the opening fair value allocation of property and equipment, and the value of lease related intangible assets.

Contractual Commitments and Contingencies

In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million loan secured by the acquired property. The remaining purchase price was funded through a $25.0 million term loan. Refer to Note 5 of the consolidated financial statements for a discussion of the assumed loan and term loan.

There were no additional significant changes to the contractual obligations reported in our 2010 Form 10-K other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could be significantly different from these estimates. We believe the following addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2010 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2010 Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011.

Recently Issued Accounting Standards

In June 2011, the FASB issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which clarifies requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We believe the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Based on the foreign currency forward contracts outstanding as of September 30, 2011, we receive US Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.03 CAD per $1.00, US Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of 0.74 EUR per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of 0.87 GBP per 1.00 EUR. As of September 30, 2011, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $79.5 million with contract maturities of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $48.0 million with contract maturities of 1 month. As of September 30, 2011, the notional value of our outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items was €3.5 million, or $4.6 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net on the consolidated statements of income. As of September 30, 2011, the fair values of our foreign currency forward contracts were assets of $0.5 million, and were included in prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2010 and September 30, 2010, the fair values of our foreign currency forward contracts were liabilities of $0.6 million and $0.3 million, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 7 of the consolidated financial statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$(6,622)	$6,015	$(3,638)	$(4,127)
Realized foreign currency exchange rate gains (losses)	66	325	388	1,107
Unrealized derivative gains (losses)	1,654	(920)	1,149	(613)
Realized derivative gains (losses)	3,709	(5,604)	36	2,597

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

ITEM 6. EXHIBITS

Exhibit No.

10.01	First Amendment dated September 16, 2011 to the Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the Lenders and the Guarantors that are party thereto and the Company dated March 29, 2011.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: November 3, 2011	By:	/s/ BRAD DICKERSON
Brad Dickerson
Chief Financial Officer