Form 10-K
period 2011-12-31
Under Armour, Inc.
filed 2012-02-27
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $2,854,001,980.

As of January 31, 2012, there were 40,515,652 shares of Class A Common Stock and 11,250,000 shares of Class B Convertible Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2012 are incorporated by reference in Part III of this Form 10-K.

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

Our net revenues are generated primarily from the wholesale distribution of our products to national, regional, independent and specialty retailers. We also generate net revenue from product licensing and from the sale of our products through our direct to consumer sales channel, which includes sales through our factory house and specialty stores and websites. Our products are offered in over twenty five thousand retail stores worldwide. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, we sell our products in certain countries in Europe, a third party licensee sells our products in Japan, and distributors sell our products in other foreign countries. In addition, we opened our first store in China in 2011. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 16 countries outside of the United States.

We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR® and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products

Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2011, sales of apparel, footwear and accessories represented 76%, 12% and 9% of net revenues, respectively. Licensing arrangements for the sale of our products represented the remaining 3% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.

Apparel

Our apparel is offered in a variety of styles and fits intended to enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised along gearlines. Our three gearlines are marketed to tell a very simple story about our highly technical products and extend across the sporting goods, outdoor and active lifestyle markets. We market our apparel for consumers to choose HEATGEAR® when it is hot, COLDGEAR® when it is cold and ALLSEASONGEAR® between the extremes. Within each gearline our apparel comes in three primary fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed).

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

Because athletes sweat in cold weather as well as in the heat, COLDGEAR® is designed to wick moisture from the body while circulating body heat from hot spots to help maintain core body temperature. Our COLDGEAR® apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest, and our COLDGEAR® outerwear products protect the athlete, as well as the coach and the fan from the outside in. Our COLDGEAR® products generally sell at higher prices than our other gearlines.

ALLSEASONGEAR® is designed to be worn in changing temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Footwear

We began offering footwear for men, women and youth in 2006, and each year we have expanded our footwear offerings. Our footwear offerings include football, baseball, lacrosse, softball and soccer cleats, slides, performance training footwear, running footwear, basketball footwear and new in 2011, hunting boots. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control.

Accessories

During 2011, we began selling hats and bags in house. Previously these products were sold by one of our licensees. In addition, our accessories include baseball batting, football, golf and running gloves. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products. Net revenues generated from the sale of gloves, and beginning in 2011, from the sale of hats and bags, are included in our accessories category.

We also have agreements with our licensees to develop Under Armour accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. During 2011, our licensees offered socks, team uniforms, baby and kids’ apparel, eyewear and custom-molded mouth guards that feature performance advantages and functionality similar to our other product offerings. License revenues generated from the sale of these accessories are included in our net revenues.

Marketing and Promotion

We currently focus on marketing and selling our products to consumers primarily for use in athletics, fitness, training and outdoor activities. We seek to drive consumer demand by building brand equity and awareness that our products deliver advantages that help athletes perform better.

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

We are the official outfitter of athletic teams in several high-profile collegiate conferences, and since 2006 we have been an official supplier of footwear to the National Football League (“NFL”). In 2010, we signed an agreement to become an official supplier of gloves to the NFL beginning in 2011 and we are the official combine scouting partner to the NFL with the right to sell combine training apparel beginning in 2012. In addition, in 2011 we became the Official Performance Footwear Supplier of Major League Baseball, as well as becoming a partner with the National Basketball Association (“NBA”) which allows us to market our NBA athletes in game uniforms in connection with our basketball footwear starting with the 2011/2012 season.

Internationally, we are selling our products to European soccer and rugby teams. Beginning with the 2012 season, we will provide the Tottenham Hotspur Football Club with performance apparel, including training wear and playing kit for the Club’s First and Academy teams, together with replica product for the Club’s supporters around the world. We’re the official technical kit supplier to the Welsh Rugby Union and have exclusive retail rights on the replica products.

We also seek to sponsor events to drive awareness and brand authenticity from a grassroots level. We host combines, camps and clinics for many sports at regional sites across the country for male and female athletes. These events, along with the products we make, are designed to help young athletes improve their training methods and their overall performance. We are also the title sponsor of a collection of high school All-America Games that create significant on-field product and brand exposure that contributes to our on-field authenticity.

Media

We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social marketing to engage consumers and promote conversation around our brand and our products. In 2011, we significantly grew our “fan base” via social sites like Facebook and Twitter, surpassing the million-fan mark and bringing attention to our most compelling brand stories.

Retail Presentation

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

Sales and Distribution

The majority of our sales are generated through wholesale channels which include independent and specialty retailers, institutional athletic departments, leagues and teams, national and regional sporting goods chains and department store chains. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations and through licensees. Our products are offered in over twenty five thousand retail stores worldwide.

We also sell our products directly to consumers through our own network of specialty and factory house stores in our North American Operating Segment, and through our website operations in the United States, Canada and certain countries in Europe. These factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the integrity of our brand. Through our specialty stores, consumers experience our brand first-hand and have broader access to our performance products. In 2011, sales through our wholesale, direct to consumer and licensing channels represented 70%, 27% and 3% of net revenues, respectively.

We operate in four geographic segments: (1) North America, (2) Europe, the Middle East and Africa (“EMEA”), (3) Asia, and (4) Latin America. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. While our international operating segments are currently not material and we combine them into other foreign countries for reporting purposes, we believe that the trend toward performance products is global. We plan to continue to introduce our products and simple merchandising story to athletes throughout the world. We are introducing our performance apparel, footwear and accessories in a manner consistent with our past brand-building strategy, including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers. The following table presents net sales to unrelated entities and approximate percentages of net revenues by geographic distribution for each of the years ending December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011		2010		2009
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$1,383,346	93.9%	$997,816	93.8%	$808,020	94.3%
Other foreign countries	89,338	6.1%	66,111	6.2%	48,391	5.7%

Total net revenues	$1,472,684	100.0%	$1,063,927	100.0%	$856,411	100.0%

North America

North America accounted for 94% of our net sales for 2011. We sell our branded apparel, footwear and accessories in North America to approximately eighteen thousand retail stores and through our own direct to consumer channels. In 2011, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of 26% of our total net revenues in 2011, and one of these customers individually accounted for at least 10% of our net revenues in 2011.

Our direct to consumer sales are generated primarily through our specialty and factory house stores and websites. As of December 31, 2011, we had 80 factory house stores, of which the majority is located at outlet centers on the East Coast of the United States. As of December 31, 2011, we had 5 specialty stores located near Annapolis, Maryland, Chicago, Illinois, Boston, Massachusetts, Washington, D.C. and Vail, Colorado. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.

In addition, we earn licensing income in North America based on our licensees’ sale of socks, team uniforms, baby and kids’ apparel, eyewear and custom-molded mouth guards, as well as the distribution of our products to college bookstores and golf pro shops. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly.

We distribute the majority of our products sold to our North American wholesale customers and our own retail stores from distribution centers of approximately 667.0 thousand square feet that we lease and operate approximately 15 miles from our corporate headquarters in Baltimore, Maryland. In addition, we distribute our products in North America through a third-party logistics provider with primary locations in California and in Florida. In late 2011, we began leasing a new distribution facility in California of approximately 300.0 thousand square feet which is also operated by this provider. The agreement with this provider continues until December 2013. In some instances, we arrange to have products shipped from the independent factories that manufacture our products directly to customer-designated facilities.

Other Foreign Countries

Only 6% of our net revenues were generated outside of North America in 2011. We believe the future success of our brand is dependent on developing our business outside of North America.

EMEA

We sell our apparel, footwear and accessories to approximately four thousand retail stores and through our websites in certain European countries. We also sell our apparel, footwear and accessories to independent distributors in various European countries where we do not have direct sales operations. In addition, we sell our branded products to soccer, running and golf clubs in the United Kingdom, soccer teams in France, Germany, Greece, Ireland, Italy, Spain and Sweden, as well as First Division Rugby clubs in France, Ireland, Italy and the United Kingdom. Beginning in 2012, we will sell the Tottenham Hotspur Football Club replica product for the Club’s supporters around the world.

We generally distribute our products to our retail customers and e-commerce consumers in EMEA through a third-party logistics provider based out of Venlo, The Netherlands. This agreement continues until April 2013.

Asia

Since 2002 we have had a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. We are actively involved with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including Omiya Ardija, a professional soccer club in Saitama, Japan, as well as baseball and other soccer teams, and to over twenty five hundred independent specialty stores and large sporting goods retailers. We made a cost-based minority investment in Dome Corporation in January 2011.

We also sell our apparel, footwear and accessories to independent distributors in Australia and New Zealand where we do not have direct sales operations.

During 2011, we opened our first specialty store in Shanghai, China to begin to learn about the Chinese consumer. We generally distribute our products to our retail customers in Asia through a third-party logistics provider based out of Hong Kong.

Latin America

We sell to Latin American consumers through independent distributors in Latin American countries where we do not have direct sales operations. We generally distribute our products to these independent distributors through our distribution facilities in the United States.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2011, 2010 and 2009. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

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

Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our CHARGED COTTON® products, which are made from natural cotton but perform like our synthetic products, drying faster and wicking away moisture from the body, and our CHARGED COTTON® Storm Fleece products with a unique, water-resistant finish that repels water, without stifling airflow.

Sourcing, Manufacturing and Quality Assurance

Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2011, approximately 50% to 55% of the fabric used in our products came from six suppliers. These fabric suppliers have locations in Malaysia, Mexico, Peru, Taiwan and the United States. We continue to seek new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages. In 2011 we introduced CHARGED COTTON® products which primarily use cotton fabrics that also may be subject to price fluctuations and shortages.

Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2011, seven manufacturers produced approximately 45% of our products. In 2011, our products were manufactured by 23 primary manufacturers, operating in 16 countries, with approximately 60% of our products manufactured in Asia, 22% in Central and South America, 8% in Mexico and 8% in the Middle East. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have a subsidiary in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for apparel and a subsidiary in Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for footwear and accessories.

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

Inventory Management

Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on any existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are SKU rationalization, added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. With regards to SKU rationalization, we anticipate a reduction of our total number of SKUs by approximately 20% from 2011 to 2012.

Our practice, and the general practice in the apparel, footwear and accessory industries, is to offer retail customers the right to return defective or improperly shipped merchandise. As it relates to new product introductions, which can often require large initial launch shipments, we commence production before receiving orders for those products from time to time. This can affect our inventory levels as we build pre-launch quantities.

Intellectual Property

We believe we own the internally developed material trademarks used in connection with the marketing, distribution and sale of all our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and several other foreign countries in which we sell or plan to sell our products. We also own trademark registrations for UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, THE ADVANTAGE IS UNDENIABLE ®, DUPLICITY®, MPZ®, BOXERJOCK®, RECHARGE®, COMBINE®, CHARGED COTTON®, MICRO G® and several other trademarks, including numerous trademarks that incorporate the term ARMOUR such as ARMOURBITE®, ARMOURLOFT®, ARMOURSTORM®, ARMOUR FLEECE®, BABY ARMOUR®, and several others. In addition, we have applied to register numerous other trademarks including: ARE YOU FROM HERE?™, E39™ and 4D FOAM™. We also own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

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

The intellectual property rights in much of the technology, materials and processes used to manufacture our products are often owned or controlled by our suppliers. However, we seek to protect certain innovative products and features that we believe to be new, strategic and important to our business. In 2011, we filed several patent applications in connection with certain of our products and designs that we believe offer a unique utility or function. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate.

Competition

The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. The fabrics and technology used in manufacturing our products are generally not unique to us, and we do not currently own any fabric or process patents. Many of our competitors are large apparel, footwear and sporting goods companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and adidas. We also compete with other manufacturers, including those specializing in outdoor apparel, and private label offerings of certain retailers, including some of our customers.

In addition, we must compete with others for purchasing decisions, as well as limited floor space at retailers. We believe we have been successful in this area because of the relationships we have developed and as a result of the strong sales of our products. However, if retailers earn higher margins from our competitors’ products, they may favor the display and sale of those products.

We believe we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe our focused gearline merchandising story differentiates us from our competition. In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing. This may favor larger competitors with lower production costs per unit that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Employees

As of December 31, 2011, we had approximately fifty four hundred employees, including approximately twenty nine hundred in our factory house and specialty stores and eight hundred at our distribution facilities. Approximately eighteen hundred of our employees were full-time. Most of our employees are located in the United States and none of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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

The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex, global business;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and maintain the services of our senior management and key employees.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty. We have limited experience operating a business during a recessionary period or during periods of slow economic growth and high unemployment and can therefore not predict the full impact of a downturn in the economy on our sales and profitability, including how our business responds when the economy is recovering from a recession or periods of slow growth. A downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition.

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

In 2011, approximately 26% of our net revenues were generated from sales to our two largest customers in alphabetical order, Dick’s Sporting Goods and The Sports Authority. We currently do not enter into long term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of a global business and as a result our brand image, net revenues and profitability may decline.

We have expanded our operations rapidly since our inception and our net revenues have increased to $1,472.7 million in 2011 from $606.6 million in 2007. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. In addition, as our business becomes more complex through the introduction of more new products, such as new footwear, and the expansion of our distribution channels, including additional specialty and factory house stores and expanded distribution in malls and department stores, and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and a decrease in net revenues and net income.

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

Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. In addition, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems. The failure to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.

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

Factors that could affect our ability to accurately forecast demand for our products include:

•	an increase or decrease in consumer demand for our products;

•	our failure to accurately forecast consumer acceptance for our new products;

•	product introductions by competitors;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;

•	the impact on consumer demand due to unseasonable weather conditions;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

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

The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently do not own any fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Because of the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, more experience in global markets and greater economies of scale. In addition, our competitors have long term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

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

In addition, while one of our growth strategies is to increase floor space for our products in retail stores and generally expand our distribution to other retailers, retailers have limited resources and floor space, and we must compete with others to develop relationships with them. Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.

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

The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold, results of operations and financial condition.

We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2011, seven manufacturers produced approximately 45% of our products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income both in the short and long term.

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

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.

Our limited operating experience and limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends in part on our expansion efforts outside of the North America. During the year ended December 31, 2011, 94% of our net revenues were earned in North America. We have limited experience with regulatory environments and market practices outside of North America, and may face difficulties in expanding to and successfully operating in markets outside of North America. In connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.

The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.

In 2011, our products were manufactured by 23 primary manufacturers, operating in 16 countries. Of these, seven manufactured approximately 45% of our products, at locations in Cambodia, China, Honduras, Indonesia, Jordan, Mexico, Nicaragua, the Philippines, Vietnam and San Salvador. During 2011, approximately 60% of our products were manufactured in Asia, 22% in Central and South America, 8% in Mexico and 8% in the Middle East. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

•	political or labor unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	currency exchange fluctuations;

•

the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, trade restrictions and restrictions on the transfer of funds, as well as rules and regulations regarding climate change;

•	reduced protection for intellectual property rights in some countries;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers and suppliers are located.

Sales of performance products may not continue to grow and this could adversely impact our ability to grow our business.

We believe continued growth in industry-wide sales of performance apparel, footwear and accessories will be largely dependent on consumers continuing to transition from traditional alternatives to performance products. If consumers are not convinced these products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance products are often more expensive than traditional alternatives, consumers who are convinced these products provide a better alternative may still not be convinced they are worth the extra cost. If industry-wide sales of performance products do not grow, our ability to continue to grow our business and our financial condition and results of operations could be materially adversely impacted.

Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under a revolving credit facility. Our revolving credit facility provides for a committed revolving credit line of up to $300.0 million. The agreement for our revolving credit facility contains a number of restrictions that limit our ability, among other things, to:

•	use our accounts receivable, inventory, trademarks and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	make certain investments;

•	guarantee certain obligations of third parties;

•	undergo a merger or consolidation; and

•	materially change our line of business.

Our revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations will be considered an event of default under the credit agreement. A default under the credit agreement could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There were no amounts outstanding under our revolving credit facility as of December 31, 2011.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

Our operating results are subject to seasonal and quarterly variations in our net revenues and net income, which could adversely affect the price of our Class A Common Stock.

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2011, 2010 and 2009, respectively.

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

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We have developed licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports teams and leagues at the collegiate and professional level and sponsorship agreements with athletes. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have increased, including the costs associated with obtaining and retaining these sponsorships and agreements. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.

We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because the majority of our products are distributed from two nearby locations in Maryland, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

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

Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, our customers’ or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect this business and personal data. An inability to maintain compliance with these regulatory standards could subject us to legal risks.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as recent investments in our direct to consumer sales channel or our recent minority investment in our Japanese licensee. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure of any significant investment to provide the returns or profitability we expect could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

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

Not applicable.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. We own part of this office complex and lease part of this complex. We believe that our current location will be sufficient for the operation of our business over the next twelve months. Our primary distribution facilities are in Glen Burnie, Maryland and Rialto, California. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. We may expand to additional distribution facilities in the future.

The location, general use, approximate size and lease term, if applicable, of our properties as of December 31, 2011 are set forth below:

Location	Use	Approximate Square Feet	Lease End Date
Baltimore, MD	Corporate headquarters	538,200	(1)
Amsterdam, The Netherlands	European headquarters	11,900	December 2015
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 6,000 square foot factory house store	667,000	(2)
Rialto, CA	Distribution facility	300,000	(3)
Denver, CO	Sales office	6,000	August 2013
Ontario, Canada	Sales office	17,000	December 2016
Guangzhou, China	Quality assurance & sourcing for footwear	4,600	December 2012
Hong Kong	Quality assurance & sourcing for apparel	20,900	September 2014
Various	Retail store space	429,000	(4)

(1)	Includes 400.0 thousand square feet of office space that we purchased during 2011 and 138.2 thousand square feet that we are leasing with an option to renew in November 2014. Of the 400.0 thousand square feet of office space we own, 163.6 thousand square feet is leased to third party tenants with remaining lease terms ranging from 3 months to 14.5 years. We intend to occupy additional space as it becomes available.

(2)	Includes a 359.0 thousand square foot facility with an option to renew in September 2021 and a 308.0 thousand square foot facility with an option to renew in May 2013.

(3)	Includes a lease for 300.0 thousand square feet within a 1.2 million square foot facility with a lease term through December 2012, expanding to 703.2 thousand square feet in January 2013 and to 1.2 million square feet in January 2014 or sooner in January 2013 if the space becomes available.

(4)	Includes eighty four factory house and specialty stores located in the United States with lease end dates of April 2012 through October 2021. We also have an additional factory house store which is included in the Glen Burnie, Maryland location in the table above. Excluded in the table above are executed lease agreements for factory house stores that we did not yet occupy as of December 31, 2011. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3. LEGAL	PROCEEDINGS

From time to time, we have been involved in various legal proceedings. We believe all such litigation is routine in nature and incidental to the conduct of our business, and we believe no such litigation will have a material adverse effect on our financial condition, cash flows or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are:

Name	Age	Position

Kevin A. Plank	39	President, Chief Executive Officer and Chairman of the Board of Directors

Byron K. Adams, Jr.	57	Chief Performance Officer, Member of the Board of Directors

Brad Dickerson	47	Chief Financial Officer

Kip J. Fulks .	39	Chief Operating Officer

Eugene R. McCarthy	55	Senior Vice President of Footwear

Adam Peake	43	Senior Vice President of U.S. Sales

J. Scott Plank	46	Executive Vice President of Business Development

John S. Rogers	49	Vice President, General Manager of E-Commerce

Daniel J. Sawall	57	Vice President of Retail

Henry B. Stafford	37	Senior Vice President of Apparel

Kevin A. Plank has served as our Chief Executive Officer and Chairman of the Board of Directors since 1996, and as our President from 1996 to July 2008 and since August 2010. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation. Mr. Plank’s brother is J. Scott Plank, our Executive Vice President of Business Development.

Byron K. Adams, Jr. has been a member of our Board of Directors since September 2003 and our Chief Performance Officer since October 2011 with primary responsibility for the development of company-wide business strategy, human resources and organizational alignment and processes. Prior to joining our Company, Mr. Adams founded and was a managing director of Rosewood Capital, LLC from 1985 to September 2011. Rosewood Capital was a private equity firm focused on consumer brands that, through its affiliates, was the institutional investor in our Company prior to our initial public offering. At Rosewood Capital, Mr. Adams was primarily responsible for assisting management teams in the development of their business strategies and organizations.

Brad Dickerson has been our Chief Financial Officer since March 2008. Prior to that, he served as Vice President of Accounting and Finance from February 2006 to February 2008 and Corporate Controller from July 2004 to January 2006. Prior to joining our Company, Mr. Dickerson served as Chief Financial Officer of Macquarie Aviation North America from January 2003 to July 2004 and in various capacities for Network Building & Consulting from 1994 to 2003, including Chief Financial Officer from 1998 to 2003.

Kip J. Fulks has been our Chief Operating officer since September 2011. Prior to that, he served as Executive Vice President of Product from January 2011 to August 2011, Senior Vice President of Outdoor and Innovation from March 2008 to December 2010, as Senior Vice President of Outdoor from October 2007 to February 2008, as Senior Vice President of Sourcing, Quality Assurance and Product Development from March 2006 to September 2007, and Vice President of Sourcing and Quality Assurance from 1997 to February 2006.

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

Adam Peake has been our Senior Vice President of U.S. Sales since September 2011. Prior to that, he served as Vice President of North American Sales from January 2010 to August 2011, as interim Vice President of Footwear from May 2009 to December 2009 and as Vice President of Sales for Key and Independent Accounts from January 2008 to April 2009, and from 2002 to 2007 he held various senior management positions in Sales.

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

John S. Rogers has been Vice President, General Manager of Global E-commerce since May 2010. Prior to joining our Company, he served in a variety of capacities for The Orvis Company, Inc., including Vice President of Multi-Channel Marketing and General Manager of the UK Division from 2006 to April 2010, Director of Multi-Channel Marketing from 2004 to 2006 and Director of E-commerce Marketing from 2000 to 2004. Prior thereto, Mr. Rogers served as Director of Branding for Toysmart.com, a Walt Disney company, from 1999 to 2000 and Director of Global Brands for Hasbro, from 1994 to 1999.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2012, there were 1,137 record holders of our Class A Common Stock and 5 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2011 and 2010.

	High	Low
2011
First Quarter (January 1 – March 31)	$70.69	$51.77
Second Quarter (April 1 – June 30)	$80.00	$61.56
Third Quarter (July 1 – September 30)	$82.95	$52.62
Fourth Quarter (October 1 – December 31)	$87.40	$62.50

2010
First Quarter (January 1 – March 31)	$31.16	$23.72
Second Quarter (April 1 – June 30)	$38.87	$29.12
Third Quarter (July 1 – September 30)	$46.10	$31.63
Fourth Quarter (October 1 – December 31)	$60.14	$44.07

Dividends

No cash dividends were declared or paid during 2011 or 2010 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements for further discussion of our credit facility.

Stock Compensation Plans

The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	3,065,067	$27.99	6,129,414
Equity Compensation plans not approved by security holders	480,000	$36.99	—

The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 661.4 thousand restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 5.3 million shares of our Class A Common

Stock under our Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 0.8 million shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 13 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.

The number of securities issued under equity compensation plans not approved by security holders includes 480.0 thousand fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights. Refer to Note 13 to the Consolidated Financial Statements for a further discussion on the warrants.

Recent Sales of Unregistered Equity Securities

On January 31, 2012, we issued 10.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to an employee at an exercise price of $0.83 per share, for an aggregate amount of consideration of $8.3 thousand.

The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Stock Performance Graph

The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the NYSE Market Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2006 through December 31, 2011. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2006 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Under Armour, Inc.	$100.00	$86.56	$47.25	$54.05	$108.70	$142.30
NYSE Market Index	$100.00	$109.14	$66.42	$85.40	$97.01	$93.45
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$69.55	$46.07	$74.86	$105.70	$131.66

ITEM 6. SELECTED	FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Net revenues	$1,472,684	$1,063,927	$856,411	$725,244	$606,561
Cost of goods sold	759,848	533,420	446,286	372,203	302,083

Gross profit	712,836	530,507	410,125	353,041	304,478
Selling, general and administrative expenses	550,069	418,152	324,852	276,116	218,213

Income from operations	162,767	112,355	85,273	76,925	86,265
Interest income (expense), net	(3,841)	(2,258)	(2,344)	(850)	749
Other income (expense), net	(2,064)	(1,178)	(511)	(6,175)	2,029

Income before income taxes	156,862	108,919	82,418	69,900	89,043
Provision for income taxes	59,943	40,442	35,633	31,671	36,485

Net income	$96,919	$68,477	$46,785	$38,229	$52,558

Net income available per common share
Basic	$1.88	$1.35	$0.94	$0.78	$1.09
Diluted	$1.85	$1.34	$0.92	$0.76	$1.05

Weighted average common shares outstanding
Basic	51,570	50,798	49,848	49,086	48,345
Diluted	52,526	51,282	50,650	50,342	50,141

Dividends declared	$—	$—	$—	$—	$—

	At December 31,
(In thousands)	2011	2010	2009	2008	2007
Cash and cash equivalents	$175,384	$203,870	$187,297	$102,042	$40,588
Working capital (1)	506,056	406,703	327,838	263,313	226,546
Inventories	324,409	215,355	148,488	182,232	166,082
Total assets	919,210	675,378	545,588	487,555	390,613
Total debt and capital lease obligations, including current maturities	77,724	15,942	20,223	45,591	14,332
Total stockholders’ equity	$636,432	$496,966	$399,997	$331,097	$280,485

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenues grew to $1,472.7 million in 2011 from $606.6 million in 2007. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores and websites. New offerings for 2011 include hats and bags, as well as CHARGED COTTON® products.

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

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, team uniforms, baby and kids’ apparel, eyewear, custom-molded mouth guards, as well as the distribution of our products in Japan. Prior to 2011, hats and bags were sold by a licensee. Net revenues increased by approximately $65 million from 2010 to 2011 as a result of developing our own hats and bags, which includes an increase in accessories revenues and a decrease in our license revenues in 2011. In addition, related cost of goods sold increased.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made primarily of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. No cost of goods sold is associated with license revenues.

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $26.1 million, $14.7 million and $12.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships, amortization of footwear promotional rights and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of factory house and specialty store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net revenues	$1,472,684	$1,063,927	$856,411
Cost of goods sold	759,848	533,420	446,286

Gross profit	712,836	530,507	410,125
Selling, general and administrative expenses	550,069	418,152	324,852

Income from operations	162,767	112,355	85,273
Interest expense, net	(3,841)	(2,258)	(2,344)
Other expense, net	(2,064)	(1,178)	(511)

Income before income taxes	156,862	108,919	82,418
Provision for income taxes	59,943	40,442	35,633

Net income	$96,919	$68,477	$46,785

	Year Ended December 31,
(As a percentage of net revenues)	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.6	50.1	52.1

Gross profit	48.4	49.9	47.9
Selling, general and administrative expenses	37.3	39.3	37.9

Income from operations	11.1	10.6	10.0
Interest expense, net	(0.3)	(0.3)	(0.3)
Other expense, net	(0.1)	(0.1)	(0.1)

Income before income taxes	10.7	10.2	9.6
Provision for income taxes	4.1	3.8	4.1

Net income	6.6%	6.4%	5.5%

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues increased $408.8 million, or 38.4%, to $1,472.7 million in 2011 from $1,063.9 million in 2010. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2011	2010	$ Change	% Change
Apparel	$1,122,031	$853,493	$268,538	31.5%
Footwear	181,684	127,175	54,509	42.9
Accessories	132,400	43,882	88,518	201.7

Total net sales	1,436,115	1,024,550	411,565	40.2
License revenues	36,569	39,377	(2,808)	(7.1)

Total net revenues	$1,472,684	$1,063,927	$408,757	38.4%

Net sales increased $411.5 million, or 40.2%, to $1,436.1 million in 2011 from $1,024.6 million in 2010 as noted in the table above. The increase in net sales primarily reflects:

•

$152.7 million, or 62.2%, increase in direct to consumer sales, which include 26 additional factory house stores, or a 48% increase, since December 31, 2010, along with the launch of our updated e-commerce website;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including fleece and our new CHARGED COTTON® product), graphics (primarily including Tech-Tees), baselayer, running, hunting and golf apparel categories, along with running and basketball shoes; and

•	$88.5 million, or 201.7%, increase in wholesale accessories sales primarily due to bringing hats and bags sales in-house effective January 2011.

License revenues decreased $2.8 million, or 7.1%, to $36.6 million for the year ended December 31, 2011 from $39.4 million during the same period in 2010. This decrease in license revenues was a result of a $9.7 million reduction in license revenues related to hats and bags, partially offset by increased sales by our licensees due to increased distribution and continued unit volume growth.

Gross profit increased $182.3 million to $712.8 million for the year ended December 31, 2011 from $530.5 million for the same period in 2010. Gross profit as a percentage of net revenues, or gross margin, decreased 150 basis points to 48.4% for the year ended December 31, 2011 compared to 49.9% during the same period in 2010. The decrease in gross margin percentage was primarily driven by the following:

•

approximate 110 basis point decrease driven primarily by higher apparel product input costs, now including cotton, in the current year period. We expect the higher input costs will continue to negatively impact apparel product margins through the first half of 2012. A smaller contributor to the decrease was a lower percentage mix of higher margin North American wholesale apparel and Factory House product sales in the current year period. A significant driver to the sales mix impact included a lower percentage of higher margin baselayer and underwear product, partially due to the significant expansion of training apparel product offerings, including fleece and the introduction of CHARGED COTTON®; and

•

approximate 45 basis point decrease driven by a lower license revenues due to bringing hats and bags sales in-house effective January 1, 2011. We do not expect this trend to continue beyond 2011 following the anniversary of this transition of our hats and bags sales in-house.

The above decreases were partially offset by the below increase:

•	approximate 10 basis point increase driven by a decreasing negative margin impact of sales apparel discounts and returns.

Selling, general and administrative expenses increased $131.9 million to $550.1 million for the year ended December 31, 2011 from $418.2 million for the same period in 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 37.3% for the year ended December 31, 2011 from 39.3% for the same period in 2010. These changes were primarily attributable to the following:

•

Marketing costs increased $39.7 million to $167.9 million for the year ended December 31, 2011 from $128.2 million for the same period in 2010 primarily due to increased sponsorships of events and collegiate and professional teams and athletes, increased television and digital campaign costs, including media campaigns for specific customers. As a percentage of net revenues, marketing costs decreased to 11.4% for the year ended December 31, 2011 from 12.0% for the same period in 2010 primarily due to decreased marketing costs for specific customers as a percentage of net revenues.

•

Selling costs increased $44.2 million to $138.8 million for the year ended December 31, 2011 from $94.6 million for the same period in 2010. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased to 9.4% for the year ended December 31, 2011 from 8.9% for the same period in 2010 primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel.

•

Product innovation and supply chain costs increased $32.3 million to $129.1 million for the year ended December 31, 2011 from $96.8 million for the same period in 2010 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessories lines. As a percentage of net revenues, product innovation and supply chain costs decreased to 8.8% for the year ended December 31, 2011 from 9.1% for the same period in 2010 primarily due to decreased personnel costs for the design and sourcing of our expanding apparel, footwear and accessories lines as a percentage of net revenues.

•

Corporate services costs increased $15.7 million to $114.3 million for the year ended December 31, 2011 from $98.6 million for the same period in 2010. This increase was attributable primarily to increased corporate personnel, facility costs and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 7.7% for the year ended December 31, 2011 from 9.3% for the same period in 2010 primarily due to decreased corporate personnel and facility costs as a percentage of net revenues, as well as the net impact of the acquisition of our corporate headquarters in 2011. The acquisition is not expected to have a material impact to our consolidated statements of income in future periods.

Income from operations increased $50.4 million, or 44.9%, to $162.8 million in 2011 from $112.4 million in 2010. Income from operations as a percentage of net revenues increased to 11.1% in 2011 from 10.6% in 2010. This increase was a result of the items discussed above.

Interest expense, net increased $1.5 million to $3.8 million in 2011 from $2.3 million in 2010. This increase was primarily due to the assumed loan for the acquisition of our corporate headquarters.

Other expense, net increased $0.9 million to $2.1 million in 2011 from $1.2 million in 2010. This increase was due to higher net losses in 2011 on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to 2010.

Provision for income taxes increased $19.5 million to $59.9 million in 2011 from $40.4 million in 2010. Our effective tax rate was 38.2% in 2011 compared to 37.1% in 2010, primarily due to federal and state tax credits that reduced the effective tax rate in the prior year period, partially offset by the 2011 reversal of a valuation allowance established in 2010 against a portion of our deferred tax assets related to foreign net operating loss carryforwards.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues increased $207.5 million, or 24.2%, to $1,063.9 million in 2010 from $856.4 million in 2009. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2010	2009	$ Change	% Change
Apparel	$853,493	$651,779	$201,714	30.9%
Footwear	127,175	136,224	(9,049)	(6.6)
Accessories	43,882	35,077	8,805	25.1

Total net sales	1,024,550	823,080	201,470	24.5
License revenues	39,377	33,331	6,046	18.1

Total net revenues	$1,063,927	$856,411	$207,516	24.2%

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

Gross profit increased $120.4 million to $530.5 million in 2010 from $410.1 million in 2009. Gross profit as a percentage of net revenues, or gross margin, increased 200 basis points to 49.9% in 2010 compared to 47.9% in 2009. The increase in gross margin percentage was primarily driven by the following:

•	approximate 100 basis point increase driven by increased direct to consumer higher margin sales;

•	approximate 50 basis point increase driven by decreased sales markdowns and returns, primarily due to improved sell-through rates at retail; and

•

approximate 50 basis point increase driven primarily by liquidation sales and related inventory reserve reversals. The current year period benefited from reversals of inventory reserves established in the prior year relative to certain cleated footwear, sport specific apparel and gloves. These products have historically been more difficult to liquidate at favorable prices.

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

Segment Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenues by geographic region are summarized below:

	Year Ended December 31,
(In thousands)	2011	2010	$ Change	% Change
North America	$1,383,346	$997,816	$385,530	38.6%
Other foreign countries	89,338	66,111	23,227	35.1

Total net revenues	$1,472,684	$1,063,927	$408,757	38.4%

Net revenues in our North American operating segment increased $385.5 million to $1,383.3 million in 2011 from $997.8 million in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $23.2 million to $89.3 million in 2011 from $66.1 million in 2010 primarily due to footwear shipments to our Dome licensee, as well as unit sales growth to our distributors in our Latin American operating segment.

Operating income by geographic region is summarized below:

	Year Ended December 31,
(In thousands)	2011	2010	$ Change	% Change
North America	$150,559	$102,806	$47,753	46.4%
Other foreign countries	12,208	9,549	2,659	27.8

Total operating income	$162,767	$112,355	$50,412	44.9%

Operating income in our North American operating segment increased $47.8 million to $150.6 million in 2011 from $102.8 million in 2010 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased by $2.7 million to $12.2 million in 2011 from $9.5 million in 2010 primarily due to increased unit sales growth as discussed above, partially offset by higher costs associated with our continued investment to support our international expansion in our EMEA, Asian and Latin American operating segments.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenues by geographic region are summarized below:

	Year Ended December 31,
(In thousands)	2010	2009	$ Change	% Change
North America	$997,816	$808,020	$189,796	23.5%
Other foreign countries	66,111	48,391	17,720	36.6

Total net revenues	$1,063,927	$856,411	$207,516	24.2%

Net revenues in our North American operating segment increased $189.8 million to $997.8 million in 2010 from $808.0 million in 2009 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $17.7 million to $66.1 million in 2010 from $48.4 million in 2009 primarily due to increased apparel unit sales in our EMEA operating segment and increased product distribution by our licensee in Japan.

Operating income by geographic region is summarized below:

	Year Ended December 31,
(In thousands)	2010	2009	$ Change	% Change
North America	$102,806	$83,239	$19,567	23.5%
Other foreign countries	9,549	2,034	7,515	369.5

Total operating income	$112,355	$85,273	$27,082	31.8%

Operating income in our North American operating segment increased $19.6 million to $102.8 million in 2010 from $83.2 million in 2009 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased by $7.5 million to $9.5 million in 2010 from $2.0 million in 2009 primarily due to increased unit sales growth as discussed above, partially offset by higher costs associated with our continued investment to support our international expansion in our EMEA, Asian and Latin American operating segments.

Seasonality

Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2011, 2010 and 2009. The level of our working capital generally reflects the seasonality and growth in our business.

The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended
(In thousands)	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010
Net revenues	$312,699	$291,336	$465,523	$403,126	$229,407	$204,786	$328,568	$301,166
Gross profit	145,051	134,779	225,101	207,905	107,631	99,926	167,372	155,578
Marketing SG&A expenses	41,437	34,136	48,450	43,883	31,198	27,438	36,015	33,539
Other SG&A expenses	82,472	89,285	101,686	108,720	62,849	65,596	74,668	86,849
Income from operations	21,142	11,358	74,965	55,302	13,584	6,892	56,689	35,190

(As a percentage of annual totals)
Net revenues	21.2%	19.8%	31.6%	27.4%	21.6%	19.2%	30.9%	28.3%
Gross profit	20.3%	18.9%	31.6%	29.2%	20.3%	18.8%	31.6%	29.3%
Marketing SG&A expenses	24.7%	20.3%	28.9%	26.1%	24.3%	21.4%	28.1%	26.2%
Other SG&A expenses	21.6%	23.4%	26.6%	28.4%	21.7%	22.6%	25.8%	29.9%
Income from operations	13.0%	7.0%	46.0%	34.0%	12.1%	6.1%	50.5%	31.3%

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. Our capital expenditures in 2011 included the acquisition of our corporate headquarters for $60.5 million along with approximately $2.2 million in additional related investments and improvements. In connection with the acquisition, we assumed a $38.6 million loan secured by the acquired property. The remaining purchase price was funded through a $25.0 million term loan. A $1.0 million deposit was paid upon signing the purchase agreement in November 2010.

Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are SKU rationalization, added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. With regards to SKU rationalization, we anticipate a reduction of our total number of SKUs by approximately 20% from 2011 to 2012.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$15,218	$50,114	$119,041
Investing activities	(89,436)	(41,785)	(19,880)
Financing activities	45,807	7,243	(16,467)
Effect of exchange rate changes on cash and cash equivalents	(75)	1,001	2,561

Net increase (decrease) in cash and cash equivalents	$(28,486)	$16,573	$85,255

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

Cash provided by operating activities decreased $34.9 million to $15.2 million in 2011 from $50.1 million in 2010. The decrease in cash provided by operating activities was due to decreased net cash flows from operating assets and liabilities of $86.8 million, partially offset by an increase in net income of $28.4 million and adjustments to net income for non-cash items which increased $23.5 million year over year. The decrease in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

an increase in inventory investments of $49.4 million. In line with our prior guidance, inventory grew at a rate higher than net sales growth due to higher input costs and increased safety stock in core product offerings and seasonal products; and

•

a larger increase in prepaid expenses and other assets of $38.5 million in 2011 as compared to 2010 primarily due to income taxes paid during the last six months of 2011, related to our 2011 tax planning strategies, that will be recognized in income tax expense in future periods.

Adjustments to net income for non-cash items increased in 2011 as compared to 2010 primarily due to a decrease in deferred taxes in 2011 as compared to an increase in deferred taxes in 2010.

Cash provided by operating activities decreased $68.9 million to $50.1 million in 2010 from $119.0 million in 2009. The decrease in cash provided by operating activities was due to decreased net cash flows from operating assets and liabilities of $99.1 million, partially offset by an increase in net income of $21.7 million and adjustments to net income for non-cash items which increased $8.5 million year over year. The decrease in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

an increase in net inventory investments of $98.2 million, partially offset by an increase in accounts payable of $20.5 million. In line with our prior guidance, inventory grew in the fourth quarter of 2010 at a rate higher than net sales growth due to increased safety stock, primarily COLDGEAR®, to better meet anticipated consumer demand, investments around new products in 2011 including headwear, bags and CHARGED COTTON®, and continued increases in our made-for strategy across our factory house store base. In 2009, operational initiatives were put in place to improve our inventory management which assisted in the decrease of inventory for that period; and

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

Investing Activities

Cash used in investing activities increased $47.6 million to $89.4 million in 2011 from $41.8 million in 2010. This increase in cash used in investing activities was primarily due to the acquisition of our corporate headquarters and increased investments in our direct to consumer sales channel, in-store fixture program and corporate and distribution facilities. In addition, in connection with the assumed loan for the acquisition of our corporate headquarters, we were required to set aside $5.0 million in restricted cash. Refer to Note 7 of the consolidated financial statements for a discussion of restricted cash.

Cash used in investing activities increased $21.9 million to $41.8 million in 2010 from $19.9 million in 2009. This increase in cash used in investing activities was primarily due to increased investments in new factory house stores and corporate and distribution facilities, partially offset by lower investments in our in-store fixture program and branded concept shops. In addition, cash used in investing activities increased due to a deposit made in late December 2010 for a minority investment completed in early 2011 in Dome Corporation, our Japanese licensee.

Total capital expenditures were $115.4 million, $33.1 million and $24.6 million in 2011, 2010 and 2009, respectively, which includes the acquisition of our corporate headquarters and other related expenditures in 2011. Total capital expenditures in 2011, 2010 and 2009 included non-cash transactions of $36.0 million, $2.9 million and $4.8 million, respectively. Because we receive certain capital expenditures prior to transmitting payment for these capital investments, total capital expenditures exceed capital investments included in our consolidated statements of cash flows. Capital expenditures for 2012 are expected to be in the range of $60 million to $65 million.

Financing Activities

Cash provided by financing activities increased $38.6 million to $45.8 million in 2011 from $7.2 million in 2010. This increase was primarily due to the term loan borrowed under the credit facility to partially fund the purchase of our corporate headquarters, as well as excess tax benefits and proceeds from stock-based compensation arrangements.

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

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of December 31, 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of December 31, 2011, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement.

Upon entering into the credit facility in March 2011, we terminated our prior $200.0 million revolving credit facility. The prior revolving credit facility was collateralized by substantially all of our assets, other than trademarks, and included covenants, conditions and other terms similar to our new credit facility.

In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of our corporate headquarters. The interest rate on the term loan was 1.5% during the year ended December 31, 2011. The maturity date of the term loan is March 2015, which is the end of the credit facility term. In early 2013, we expect to refinance both the term loan and the loan assumed in the acquisition of our corporate headquarters. During the three months ended September 30, 2011, we borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements and repaid it during the three months ended December 31, 2011. The interest rate under the revolving credit facility was 1.5% during the year ended December 31, 2011, and no balance was outstanding as of December 31, 2011. No balances were outstanding under the prior revolving credit facility during the year ended December 31, 2010.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of December 31, 2011. At December 31, 2011 and 2010, the outstanding principal balance under these agreements was $14.5 million and $15.9 million, respectively.

Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.5%, 5.3% and 5.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

We monitor the financial health and stability of our lenders under our credit and long term debt facilities, however during any period of instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The acquisition of our corporate headquarters was accounted for as a business combination, and the carrying value of the loan secured by the acquired property approximates fair value. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid. The assumed loan is a nonrecourse loan with the lender’s remedies for non-performance limited to action against the acquired property and certain required reserves and a cash collateral account, except for nonrecourse carveouts related to fraud, breaches of certain representations, warranties or covenants, including those related to environmental matters, and other standard carveouts for a loan of this type. The loan requires certain minimum cash flows and financial results from the property, and if those requirements are not met, additional reserves may be required. The assumed loan requires prior approval of the lender for certain matters related to the property, including material leases, changes to property management, transfers of any part of the property and material alterations to the property. The loan has an interest rate of 6.73%. In connection with the assumed loan, we incurred and capitalized $0.8 million in deferred financing costs. As of December 31, 2011, the outstanding balance on the loan was $38.2 million. In addition, in connection with the assumed loan for the acquisition of our corporate headquarters, we were required to set aside amounts in reserve and cash collateral accounts. As of December 31, 2011, $2.0 million of restricted cash was included in prepaid expenses and other current assets, and the remaining $3.0 million of restricted cash was included in other long term assets.

Acquisitions

In July 2011, we acquired approximately 400.0 thousand square feet of office space comprising part of our corporate headquarters for $60.5 million. The acquisition included land, buildings, tenant improvements and third party lease-related intangible assets. As of the purchase date, 163.6 thousand square feet of the 400.0 thousand square feet of office space acquired was leased to third party tenants. These leases had remaining lease terms ranging from 9 months to 15 years as of the purchase date. We intend to occupy additional space as it becomes available. Since the acquisition, we have invested $2.2 million in additional improvements.

The acquisition included the assumption of a $38.6 million loan secured by the property and the remaining purchase price was paid in cash funded primarily by a $25.0 million term loan borrowed in May 2011. The carrying value of the assumed loan approximated its fair value on the date of the acquisition. Refer above and to Note 7 to the Consolidated Financial Statements for a discussion of the assumed loan and term loan. A $1.0 million deposit was paid upon signing the purchase agreement in November 2010.

The aggregate fair value of the acquisition was $63.8 million. The fair value was estimated using a combination of market, income and cost approaches. The acquisition was accounted for as a business combination, and as such we recognized a bargain purchase gain of $3.3 million as the amount by which the fair value of the net assets acquired exceeded the fair value of the purchase price.

In connection with this acquisition, we incurred acquisition related expenses of approximately $1.9 million. Both the acquisition related expenses and pre-tax bargain purchase gain were included in selling, general and administrative expenses on the consolidated statements of income during the year ended December 31, 2011. This transaction is not expected to have a material impact to our consolidated statements of income in future periods.

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

Contractual Commitments and Contingencies

We lease warehouse space, office facilities, space for our factory house and specialty stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2023, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for factory house stores that we did not yet occupy as of December 31, 2011. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2011 are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$77,724	$6,882	$68,891	$1,951	$—
Operating lease obligations (2)	185,178	22,926	49,511	43,697	69,044
Product purchase obligations (3)	288,724	288,724	—	—	—
Sponsorships and other (4)	169,514	52,855	89,424	26,269	966

Total	$721,140	$371,387	$207,826	$71,917	$70,010

(1)	Excludes a total of $4.0 million in interest payments on long term debt obligations. Includes the repayment of $25.0 million borrowed under the term loan facility which is due in March 2015 but is planned to be refinanced in early 2013 with the loan assumed in the acquisition of our corporate headquarters.

(2)	Includes the minimum payments for operating lease obligations. The operating lease obligations do not include any contingent rent expense we may incur at our factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $3.6 million for the year ended December 31, 2011.

(3)	We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2011. When compared to the product purchase obligation included in our 2010 Form 10-K, product purchase obligations have decreased by 19% primarily due to the timing of product purchases and improvements in inventory management.

(4)	Includes footwear promotional rights fees, sponsorships of individual athletes, sports teams and athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers. In addition, it is not possible to determine the amounts we may be required to pay under these agreements as they are primarily subject to certain performance based variables. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.

The table above excludes a liability of $11.2 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 11 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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

Revenue Recognition

Net revenues consist of both net sales and license revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss take place at the point of sale, for example at our retail stores. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold.

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2011 and 2010, there were $27.1 million and $25.2 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.

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

Inventory Valuation and Reserves

We value our inventory at standard cost which approximates our landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by us, further adjustments may be required that would increase our cost of goods sold in the period in which we make such a determination.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded in the years ended December 31, 2011, 2010 and 2009.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2011, we had $24.6 million of unrecognized compensation expense, excluding performance-based equity awards, expected to be recognized over a weighted average period of 1.9 years. As of December 31, 2011, we had $7.3 million of unrecognized compensation expense related to performance-based stock options expected to be recognized over a weighted average period of 1.8 years.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards, stock price volatility and estimated forfeiture rates. We use the Black-Scholes option-pricing model to determine the fair value of stock-based compensation awards. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance target is deemed probable, which requires management judgment. For example, the achievement of the operating income targets related to the performance-based restricted stock units granted in 2011 were not deemed probable as of December 31, 2011. Additional stock-based compensation of up to $5.6 million would have been recorded in 2011 for these performance-based restricted stock units had the full achievement of these operating targets been deemed probable. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 13 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this pronouncement which defers the specific requirement to present components of reclassifications of other comprehensive income on the face of the income statement. These pronouncements are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of these pronouncements will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an Accounting Standards Update which clarifies the requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. We believe the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Based on the foreign currency forward contracts outstanding as of December 31, 2011, we receive U.S. Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.03 CAD per $1.00, U.S. Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of €0.77 per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of £0.84 per €1.00. As of December 31, 2011, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $51.1 million with contract maturities of 1 month or less, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $50.0 million with contract maturities of 1 month. As of December 31, 2011, the notional value of our outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items was €10.5 million, or $13.6 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other expense, net on the consolidated statements of income. The fair values of our foreign currency forward contracts were liabilities of $0.7 million and $0.6 million as of December 31, 2011 and 2010, respectively, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 10 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Unrealized foreign currency exchange rate gains (losses)	$(4,027)	$(1,280)	$5,222
Realized foreign currency exchange rate gains (losses)	298	(2,638)	(261)
Unrealized derivative losses	(31)	(809)	(1,060)
Realized derivative gains (losses)	1,696	3,549	(4,412)

We enter into foreign currency forward contracts with major financial institutions with investment grade credit ratings and are exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the foreign currency forward contracts. However, we monitor the credit quality of these financial institutions and consider the risk of counterparty default to be minimal. Although we have entered into foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows, we cannot be assured that foreign currency exchange rate fluctuations will not have a material adverse impact on our financial condition and results of operations.

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

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK Kevin A. Plank	President, Chief Executive Officer and Chairman of the Board of Directors

/s/ BRAD DICKERSON Brad Dickerson	Chief Financial Officer

Dated: February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Baltimore, Maryland

February 24, 2012

Under Armour, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$175,384	$203,870
Accounts receivable, net	134,043	102,034
Inventories	324,409	215,355
Prepaid expenses and other current assets	39,643	19,326
Deferred income taxes	16,184	15,265

Total current assets	689,663	555,850
Property and equipment, net	159,135	76,127
Intangible assets, net	5,535	3,914
Deferred income taxes	15,885	21,275
Other long term assets	48,992	18,212

Total assets	$919,210	$675,378

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$100,527	$84,679
Accrued expenses	69,285	55,138
Current maturities of long term debt	6,882	6,865
Other current liabilities	6,913	2,465

Total current liabilities	183,607	149,147
Long term debt, net of current maturities	70,842	9,077
Other long term liabilities	28,329	20,188

Total liabilities	282,778	178,412

Commitments and contingencies (see Note 8)

Stockholders’ equity
Class A Common Stock, $.0003 1/3 par value; 100,000,000 shares authorized as of December 31, 2011 and 2010; 40,496,126 shares issued and outstanding as of December 31, 2011 and 38,660,355 shares issued and outstanding as of December 31, 2010.	13	13
Class B Convertible Common Stock, $.0003 1/3 par value; 11,250,000 shares authorized, issued and outstanding as of December 31, 2011, 12,500,000 shares authorized, issued and outstanding as of December 31, 2010.	4	4
Additional paid-in capital	268,223	224,887
Retained earnings	366,164	270,021
Accumulated other comprehensive income	2,028	2,041

Total stockholders’ equity	636,432	496,966

Total liabilities and stockholders’ equity	$919,210	$675,378

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$1,472,684	$1,063,927	$856,411
Cost of goods sold	759,848	533,420	446,286

Gross profit	712,836	530,507	410,125
Selling, general and administrative expenses	550,069	418,152	324,852

Income from operations	162,767	112,355	85,273
Interest expense, net	(3,841)	(2,258)	(2,344)
Other expense, net	(2,064)	(1,178)	(511)

Income before income taxes	156,862	108,919	82,418
Provision for income taxes	59,943	40,442	35,633

Net income	$96,919	$68,477	$46,785

Net income available per common share
Basic	$1.88	$1.35	$0.94
Diluted	$1.85	$1.34	$0.92

Weighted average common shares outstanding
Basic	51,570	50,798	49,848
Diluted	52,526	51,282	50,650

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accum- ulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	36,809	$12	12,500	$4	$174,725	$156,011	$(60)	$405		$331,097
Exercise of stock options	853	1	—	—	4,000	—	—	—		4,001
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(26)	—	—	—	—	(608)	—	—		(608)
Issuance of Class A Common Stock, net of forfeitures	112	—	—	—	1,509	—	—	—		1,509
Stock-based compensation expense	—	—	—	—	12,864	—	46	—		12,910
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	4,244	—	—	—		4,244
Comprehensive income :
Net income	—	—	—	—	—	46,785	—	—	$46,785	46,785
Foreign currency translation adjustment, net of tax of $101	—	—	—	—	—	—	—	59	59	59

Comprehensive income									46,844

Balance as of December 31, 2009	37,748	13	12,500	4	197,342	202,188	(14)	464		399,997
Exercise of stock options	799	—	—	—	6,104	—	—	—		6,104
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(19)	—	—	—	—	(644)	—	—		(644)
Issuance of Class A Common Stock, net of forfeitures	132	—	—	—	1,788	—	—	—		1,788
Stock-based compensation expense	—	—	—	—	16,170	—	14	—		16,184
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	3,483	—	—	—		3,483
Comprehensive income :
Net income	—	—	—	—	—	68,477	—	—	68,477	68,477
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,577	1,577	1,577

Comprehensive income									70,054

Balance as of December 31, 2010	38,660	13	12,500	4	224,887	270,021	—	2,041		496,966
Exercise of stock options	563	—	—	—	12,853	—	—	—		12,853
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(12)	—	—	—	—	(776)	—	—		(776)
Issuance of Class A Common Stock, net of forfeitures	35	—	—	—	2,041	—	—	—		2,041
Class B Convertible Common Stock converted to Class A Common Stock	1,250	—	(1,250)	—	—	—	—	—		—
Stock-based compensation expense	—	—	—	—	18,063	—	—	—		18,063
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	10,379	—	—	—		10,379
Comprehensive income :
Net income	—	—	—	—	—	96,919	—	—	96,919	96,919
Foreign currency translation adjustment	—	—	—	—	—	—	—	(13)	(13)	(13)

Comprehensive income									$96,906

Balance as of December 31, 2011	40,496	$13	11,250	$4	$268,223	$366,164	$—	$2,028		$636,432

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$96,919	$68,477	$46,785
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,301	31,321	28,249
Unrealized foreign currency exchange rate (gains) losses	4,027	1,280	(5,222)
Loss on disposal of property and equipment	36	44	37
Stock-based compensation	18,063	16,227	12,910
Gain on bargain purchase of corporate headquarters (excludes transaction costs of $1.9 million)	(3,300)	—	—
Deferred income taxes	3,620	(10,337)	(5,212)
Changes in reserves and allowances	5,536	2,322	1,623
Changes in operating assets and liabilities:
Accounts receivable	(33,923)	(32,320)	3,792
Inventories	(114,646)	(65,239)	32,998
Prepaid expenses and other assets	(42,633)	(4,099)	1,870
Accounts payable	17,209	16,158	(4,386)
Accrued expenses and other liabilities	23,442	21,330	11,656
Income taxes payable and receivable	4,567	4,950	(6,059)

Net cash provided by operating activities	15,218	50,114	119,041

Cash flows from investing activities
Purchase of property and equipment	(56,228)	(30,182)	(19,845)
Purchase of corporate headquarters and related expenditures	(23,164)	—	—
Purchase of long term investment	(3,862)	(11,125)	—
Purchases of other assets	(1,153)	(478)	(35)
Change in restricted cash	(5,029)	—	—

Net cash used in investing activities	(89,436)	(41,785)	(19,880)

Cash flows from financing activities
Proceeds from revolving credit facility	30,000	—	—
Payments on revolving credit facility	(30,000)	—	(25,000)
Proceeds from term loan	25,000	—	—
Proceeds from long term debt	5,644	5,262	7,649
Payments on long term debt	(7,418)	(9,446)	(7,656)
Payments on capital lease obligations	—	(97)	(361)
Excess tax benefits from stock-based compensation arrangements	10,260	4,189	5,127
Proceeds from exercise of stock options and other stock issuances	14,645	7,335	5,128
Payments of debt financing costs	(2,324)	—	(1,354)

Net cash provided by (used in) financing activities	45,807	7,243	(16,467)
Effect of exchange rate changes on cash and cash equivalents	(75)	1,001	2,561

Net increase (decrease) in cash and cash equivalents	(28,486)	16,573	85,255
Cash and cash equivalents
Beginning of year	203,870	187,297	102,042

End of year	$175,384	$203,870	$187,297

Non-cash financing and investing activities
Debt assumed in connection with purchase of corporate headquarters	$38,556	$—	$—

Other supplemental information
Cash paid for income taxes	56,940	38,773	40,834
Cash paid for interest	2,305	992	1,273

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2011, 2010 and 2009 was interest income of $30.0 thousand, $48.7 thousand and $102.8 thousand, respectively, related to cash and cash equivalents.

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

	Customer A	Customer B	Customer C
Net revenues
2011	18.2%	7.4%	5.6%
2010	18.5%	8.7%	5.0%
2009	19.4%	9.4%	4.6%

Accounts receivable
2011	25.4%	8.6%	5.5%
2010	23.3%	11.0%	5.4%
2009	17.6%	10.7%	6.0%

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $4.1 million and $4.9 million, respectively.

Inventories

Inventories consist of finished goods, raw materials and work-in-process. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. The Company values its inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.

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

Property and Equipment

Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets: 3 to 5 years for furniture, office equipment, software and plant equipment and 10 to 35 years for site improvements, buildings and building equipment. Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture, fixtures and displays, and depreciated over 3 years.

The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.7 million as of December 31, 2011 and 2010.

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

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. No material impairments were recorded during the years ended December 31, 2011, 2010 and 2009.

Accrued Expenses

At December 31, 2011, accrued expenses primarily included $31.4 million and $14.2 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2010, accrued expenses primarily included $31.0 million and $7.8 million of accrued compensation and benefits and marketing expenses, respectively.

Foreign Currency Translation and Transactions

The functional currency for each of the Company’s wholly owned foreign subsidiaries is generally the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in other expense, net on the consolidated statements of income.

Derivatives

The Company uses derivative financial instruments in the form of foreign currency forward contracts to minimize the risk associated with foreign currency exchange rate fluctuations. The Company accounts for derivative financial instruments pursuant to applicable accounting guidance. This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as accrued expenses or other long term liabilities, depending on the derivative financial instrument’s maturity date.

Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are included in other expense, net on the consolidated statements of income. The Company does not enter into derivative financial instruments for speculative or trading purposes.

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

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2011 and 2010, there were $27.1 million and $25.2 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $167.9 million, $128.2 million and $108.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, prepaid advertising costs were $10.4 million and $3.2 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $26.1 million, $14.7 million and $12.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

Minority Investment

Beginning in January 2011, the Company has held a minority equity investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2011, the carrying value of the Company’s investment was $14.4 million, and was included in other long term assets on the consolidated balance sheet. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.

The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the period that may have a significant adverse effect on the fair value of the investment.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units and other equity awards. Refer to Note 12 for further discussion of earnings per share.

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

In addition, the Company recognized expense for stock-based compensation awards granted prior to the Company’s initial filing of its S-1 Registration Statement in accordance with accounting guidance that allows the intrinsic value method. Under the intrinsic value method, stock-based compensation expense of fixed stock options is based on the difference, if any, between the fair value of the company’s stock on the grant date and the exercise price of the option. The stock-based compensation expense for these awards was fully amortized in 2010. Had the Company elected to account for all stock-based compensation awards at fair value, the impact to net income and earnings per share for the years ended December 31, 2010 and 2009 would not have been material to its consolidated financial position or results of operations.

The Company issues new shares of Class A Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 13 for further details on stock-based compensation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency forward contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this pronouncement which defers the specific requirement to present components of reclassifications of other comprehensive income on the face of the income statement. These pronouncements are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of these pronouncements will not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued an Accounting Standards Update which clarifies requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	December 31,
(In thousands)	2011	2010
Finished goods	$323,606	$214,524
Raw materials	803	831

Total inventories	$324,409	$215,355

4. Acquisitions

In July 2011, the Company acquired approximately 400.0 thousand square feet of office space comprising its corporate headquarters for $60.5 million. The acquisition included land, buildings, tenant improvements and third party lease-related intangible assets. As of the purchase date, 163.6 thousand square feet of the 400.0 thousand square feet acquired was leased to third party tenants. These leases had remaining lease terms ranging from 9 months to 15 years on the purchase date. The Company intends to occupy additional space as it becomes available. Since the acquisition, the Company has invested $2.2 million in additional improvements.

The acquisition included the assumption of a $38.6 million loan secured by the property and the remaining purchase price was paid in cash funded primarily by a $25.0 million term loan borrowed in May 2011. The carrying value of the assumed loan approximated its fair value on the date of the acquisition. Refer to Note 7 for a discussion of the assumed loan and term loan. A $1.0 million deposit was paid upon signing the purchase agreement in November 2010.

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

In connection with this acquisition, the Company incurred acquisition related expenses of approximately $1.9 million. Both the acquisition related expenses and pre-tax bargain purchase gain were included in selling, general and administrative expenses on the consolidated statements of income during the year ended December 31, 2011. This transaction is not expected to have a material impact to the Company’s consolidated statements of income in future periods.

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

5. Property and Equipment, Net

Property and equipment consisted of the following:

	December 31,
(In thousands)	2011	2010
Leasehold and tenant improvements	$60,217	$38,739
Furniture, fixtures and displays	49,445	41,907
Buildings	42,141	—
Software	36,796	30,579
Office equipment	30,427	21,271
Plant equipment	27,026	21,653
Land	17,628	—
Construction in progress	9,160	7,223
Other	970	1,534

Subtotal property and equipment	273,810	162,906
Accumulated depreciation	(114,675)	(86,779)

Property and equipment, net	$159,135	$76,127

Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $32.7 million, $28.7 million and $25.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2011			December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(8,125)	$375	$8,500	$(6,625)	$1,875
Lease-related intangible assets	3,896	(743)	3,153	—	—	—
Other	2,982	(1,576)	1,406	2,982	(943)	2,039

Total	$15,378	$(10,444)	$4,934	$11,482	$(7,568)	$3,914

Indefinite-lived intangible assets			601			—

Intangible assets, net			$5,535			$3,914

Intangible assets, excluding lease-related intangible assets, are amortized using estimated useful lives of 55 months to 89 months with no residual value. Lease-related intangible assets were acquired with the purchase of the Company’s corporate headquarters and are amortized over the remaining third party lease terms, which ranged from 9 months to 15 years on the date of purchase. Amortization expense, which is included in selling, general and administrative expenses, was $2.9 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated amortization expense of the Company’s intangible assets is $2.2 million and $0.9 million for the years ending December 31, 2012 and 2013, respectively, and $0.3 million for each of the years ending December 31, 2014, 2015 and 2016.

7. Credit Facility and Long Term Debt

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

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of December 31, 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of December 31, 2011, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as set forth in the credit agreement.

Upon entering into the credit facility in March 2011, the Company terminated its prior $200.0 million revolving credit facility. The prior revolving credit facility was collateralized by substantially all of the Company’s assets, other than trademarks, and included covenants, conditions and other terms similar to the Company’s new credit facility.

In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of the Company’s corporate headquarters. The interest rate on the term loan was 1.5% during the year ended December 31, 2011. The maturity date of the term loan is March 2015, which is the end of the credit facility term. The Company expects to refinance the term loan in early 2013 with the loan assumed in the acquisition of the Company’s corporate headquarters. During the three months ended September 30, 2011, the Company borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements and repaid it during the three months ended December 31, 2011. The interest rate under the revolving credit facility was 1.5% during the year ended December 31, 2011, and no balance was outstanding as of December 31, 2011. No balances were outstanding under the prior revolving credit facility during the year ended December 31, 2010.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of December 31, 2011. At December 31, 2011 and 2010, the outstanding principal balance under these agreements was $14.5 million and $15.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.5%, 5.3% and 5.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

The following are the scheduled maturities of long term debt as of December 31, 2011:

(In thousands)
2012	$6,882
2013 (1)	65,919
2014	2,972
2015	1,951
2016	—

Total scheduled maturities of long term debt	77,724
Less current maturities of long term debt	(6,882)

Long term debt obligations	$70,842

(1)	Includes the repayment of $25.0 million borrowed under the term loan facility, which is due in March 2015, but is planned to be refinanced in early 2013 with the loan assumed in the acquisition of the Company’s corporate headquarters.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The acquisition of the Company’s corporate headquarters was accounted for as a business combination, and the carrying value of the loan secured by the acquired property approximates fair value. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid. The assumed loan is nonrecourse with the lender’s remedies for non-performance limited to action against the acquired property and certain required reserves and a cash collateral account, except for nonrecourse carve outs related to fraud, breaches of certain representations, warranties or covenants, including those related to environmental matters, and other standard carve outs for a loan of this type. The loan requires certain minimum cash flows and financial results from the property, and if those requirements are not met, additional reserves may be required. The assumed loan requires prior approval of the lender for certain matters related to the property, including material leases, changes to property management, transfers of any part of the property and material alterations to the property. The loan has an interest rate of 6.73%. In connection with the assumed loan, the Company incurred and capitalized $0.8 million in deferred financing costs. As of December 31, 2011, the outstanding balance on the loan was $38.2 million. In addition, in connection with the assumed loan for the acquisition of its corporate headquarters, the Company was required to set aside amounts in reserve and cash collateral accounts. As of December 31, 2011, $2.0 million of restricted cash was included in prepaid expenses and other current assets, and the remaining $3.0 million of restricted cash was included in other long term assets.

Interest expense was $3.9 million, $2.3 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.

8. Commitments and Contingencies

Obligations Under Operating Leases

The Company leases warehouse space, office facilities, space for its retail stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2023, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for factory house stores that the Company did not yet occupy as of December 31, 2011 and does not include contingent rent the company may incur at its retail stores based on future sales above a specified limit. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2011:

(In thousands)	Operating
2012	$22,926
2013	23,470
2014	26,041
2015	24,963
2016	18,734
2017 and thereafter	69,044

Total future minimum lease payments	$185,178

Included in selling, general and administrative expense was rent expense of $26.7 million, $21.3 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $3.6 million, $2.0 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The operating lease obligations included above do not include any contingent rent.

Sponsorships and Other Marketing Commitments

Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2011:

(In thousands)
2012	$52,855
2013	46,910
2014	42,514
2015	22,689
2016	3,580
2017 and thereafter	966

Total future minimum sponsorship and other marketing payments	$169,514

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

9. Stockholders’ Equity

The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares of 100.0 million shares and 11.3 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer (“CEO”), or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the next record date for the stockholders’ meeting following the date upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.

During the year ended December 31, 2011, 1.2 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with stock sales.

10. Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of December 31, 2011 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 15)	$—	$(659)	$—
TOLI policies held by the Rabbi Trust (see Note 14)	—	3,943	—
Deferred Compensation Plan obligations (see Note 14)	—	(3,485)	—

Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.

11. Provision for Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Income (loss) before income taxes:
United States	$122,774	$96,179	$86,752
Foreign	34,088	12,740	(4,334)

Total	$156,862	$108,919	$82,418

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Current
Federal	$38,209	$39,139	$32,215
State	10,823	8,020	7,285
Other foreign countries	7,291	3,620	1,345

	56,323	50,779	40,845

Deferred
Federal	5,604	(6,617)	(2,421)
State	548	(3,487)	244
Other foreign countries	(2,532)	(233)	(3,035)

	3,620	(10,337)	(5,212)

Provision for income taxes	$59,943	$40,442	$35,633

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	4.1	1.2	5.7
Unrecognized tax benefits	3.1	2.3	1.1
Nondeductible expenses	0.8	1.4	2.2
Foreign rate differential	(4.8)	(1.6)	(0.7)
Other	—	(1.2)	(0.1)

Effective income tax rate	38.2%	37.1%	43.2%

The increase in the 2011 full year effective income tax rate, as compared to 2010, is primarily attributable to federal and state tax credits that reduced the effective tax rate in 2010, partially offset by the 2011 reversal of a valuation allowance established in 2010 against a portion of the Company’s deferred tax assets related to foreign net operating loss carryforwards.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2011	2010
Deferred tax asset
Stock-based compensation	$11,238	$8,790
Foreign net operating loss carryforward	11,078	10,917
Allowance for doubtful accounts and other reserves	9,576	8,996
Deferred rent	4,611	2,975
Tax basis inventory adjustment	4,317	3,052
Inventory obsolescence reserves	3,789	2,264
Foreign tax credits	1,784	—
Deferred compensation	1,448	1,449
State tax credits, net of federal tax impact	—	1,750
Other	3,427	2,709

Total deferred tax assets	51,268	42,902
Less: valuation allowance	(1,784)	(1,765)

Total net deferred tax assets	49,484	41,137

Deferred tax liability
Intangible asset	(341)	372
Prepaid expenses	(2,968)	(1,865)
Property, plant and equipment	(13,748)	(3,104)

Total deferred tax liabilities	(17,057)	(4,597)

Total deferred tax assets, net	$32,427	$36,540

As of December 31, 2011, the Company had $11.1 million in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 4 to 9 years. As of December 31, 2010, the Company believed certain deferred tax assets associated with foreign net operating loss carryforwards would expire unused based on the Company’s forward-looking financial information during 2010. Therefore, a valuation allowance of $1.8 million was recorded against the Company’s net deferred tax assets as of December 31, 2010. Based upon updated forward-looking financial information, during September 2011, the Company reversed the full valuation allowance of $1.8 million as the Company believed, and continues to believe as of December 31, 2011, the foreign net operating loss carryfowards will not expire unused. The reversal of the valuation allowance resulted in a decrease to income tax expense of $1.8 million for the year ended December 31, 2011.

During 2011, the Company recorded $1.8 million in deferred tax assets associated with foreign tax credits. As of December 31, 2011 the Company believed that the foreign taxes paid would not be creditable against its future income taxes and therefore, the Company recorded a valuation allowance against these deferred tax assets. The recording of the valuation allowance associated with foreign tax credits resulted in an increase to income tax expense of $1.8 million for the year ended December 31, 2011.

As of December 31, 2011, withholding and U.S. taxes have not been provided on approximately $23.4 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.

As of December 31, 2011 and 2010, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $11.2 million and $6.4 million, respectively. The following table represents a reconciliation of the Company’s total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Beginning of year	$5,165	$2,598	$1,675
Increases as a result of tax positions taken in a prior period	—	—	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	4,959	2,632	1,163
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	—	(43)
Reductions as a result of a lapse of statute of limitations during the current period	(341)	(65)	(197)

End of year	$9,783	$5,165	$2,598

As of December 31, 2011, $8.9 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company’s effective tax rate if recognized.

As of December 31, 2011, 2010 and 2009, the liability for unrecognized tax benefits included $1.4 million, $1.3 million and $0.9 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2011, 2010 and 2009, the Company recorded $0.4 million, $0.3 million and $0.2 million, respectively, for the accrual of interest and penalties in its consolidated statement of income.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The majority of the Company’s returns for years before 2008 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities. The Company does not expect any material changes to the total unrecognized tax benefits within the next twelve months.

12. Earnings per Share

The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Numerator
Net income	$96,919	$68,477	$46,785
Net income attributable to participating securities	(582)	(548)	(468)

Net income available to common shareholders (1)	$96,337	$67,929	$46,317

Denominator
Weighted average common shares outstanding	51,227	50,379	49,341
Effect of dilutive securities	956	484	803

Weighted average common shares and dilutive securities outstanding	52,183	50,863	50,144

Earnings per share—basic	$1.88	$1.35	$0.94
Earnings per share—diluted	$1.85	$1.34	$0.92

(1) Basic weighted average common shares outstanding	51,227	50,379	49,341
Basic weighted average common shares outstanding and participating securities	51,570	50,798	49,848
Percentage allocated to common stockholders	99.4%	99.2%	99.0%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 0.1 million, 0.9 million and 1.1 million shares of common stock were outstanding for each of the years ended December 31, 2011, 2010 and 2009, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

13. Stock-Based Compensation

Stock Compensation Plans

The Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. In 2009, stockholders approved amendments to the 2005 Plan, including an increase in the maximum number of shares available for issuance under the 2005 Plan from 2.7 million shares to 10.0 million shares, as well as limiting the number of stock options awarded in any calendar year to 1.0 million for any one participant. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a four to five year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2015. As of December 31, 2011, 5.3 million shares are available for future grants of awards under the 2005 Plan.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provided for the issuance of stock options, restricted stock and other equity awards to officers, directors, key employees and other persons. The 2000 Plan was terminated and superseded by the 2005 Plan upon the Company’s initial public offering in 2005. No further awards may be granted under the 2000 Plan. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2000 Plan.

Total stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $18.1 million, $16.2 million and $12.9 million, respectively. As of December 31, 2011, the Company had $25.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.9 years. This does not include any expense related to performance-based stock options or restricted stock units. Refer to “Stock Options and “Restricted Stock and Restricted Stock Units” below for further information on these awards.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. The maximum number of shares available under the ESPP is 1.0 million shares. During the years ended December 31, 2011, 2010 and 2009, 30.0 thousand, 39.6 thousand and 59.8 thousand shares were purchased under the ESPP, respectively.

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

Stock Options

The weighted average fair value of a stock option granted for the years ended December 31, 2011, 2010 and 2009 was $38.55, $16.71 and $7.79, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009

Risk-free interest rate	1.2% - 2.6%	1.6% - 3.1%	2.0% - 3.2%
Average expected life in years	6.25	6.25 - 7.0	5.0 - 6.5
Expected volatility	54.4% - 56.1%	55.2% - 55.8%	53.4% - 56.2%
Expected dividend yield	0%	0%	0%

A summary of the Company’s stock options as of December 31, 2011, 2010 and 2009, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2011		2010		2009
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,974	$25.31	2,831	$18.02	2,456	$15.92
Granted, at fair market value	110	72.10	1,435	29.32	1,364	14.53
Exercised	(563)	22.83	(799)	7.64	(853)	4.69
Expired	(13)	18.95	(7)	41.26	(34)	33.87
Forfeited	(104)	26.82	(486)	23.52	(102)	27.04

Outstanding, end of year	2,404	$27.99	2,974	$25.31	2,831	$18.02

Options exercisable, end of year	423	$25.42	304	$33.04	908	$11.58

The intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $27.4 million, $7.6 million and $14.8 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
2,404	$27.99	7.6	$105,280	423	$25.42	6.2	$19,615

Included in the tables above are 1.1 million and 1.3 million performance-based stock options granted to officers and key employees under the 2005 Plan during the years ended December 31, 2010 and 2009, respectively. These performance-based stock options have a weighted average exercise price of $20.75, and a term of ten years. These performance-based options have vestings that are tied to the achievement of certain combined annual operating income targets. Upon the achievement of each of the combined operating income targets, 50% of the options vest and the remaining 50% vest one year later. If certain lower levels of combined operating income are achieved, fewer or no options vest at that time and one year later, and the remaining stock options are forfeited. As of December 31, 2010, the combined operating income targets related to the performance-based stock options granted during the year ended December 31, 2009 were met; 50% of the options vested on February 15, 2011, and the remaining 50% will vest on February 15, 2012, subject to continued employment.

The weighted average fair value of these performance-based stock options is $11.66, and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the table above. During the years ended December 31, 2011 and 2010, the Company recorded $7.5 million and $6.2 million, respectively, in stock-based compensation expense for these performance-based stock options. As of December 31, 2011, the Company had $7.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock and Restricted Stock Units

A summary of the Company’s restricted stock and restricted stock units as of December 31, 2011, 2010 and 2009, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2011		2010		2009
	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value	Number of Restricted Shares	Weighted Average Value
Outstanding, beginning of year	412	$36.04	488	$37.40	639	$38.27
Granted	788	66.19	195	33.46	63	24.36
Forfeited	(227)	59.52	(102)	39.68	(19)	44.96
Vested	(150)	37.19	(169)	34.81	(195)	35.32

Outstanding, end of year	823	$58.23	412	$36.04	488	$37.40

Included in the table above are 0.4 million performance-based restricted stock units awarded during 2011 to certain executives and key employees under the 2005 Plan. These performance-based restricted stock units have a weighted average fair value of $67.83 and have vesting that is tied to the achievement of a certain combined annual operating income target for 2012 and 2013. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2014 and the remaining 50% will vest on February 15, 2015. If certain lower levels of combined operating income for 2012 and 2013 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of December 31, 2011, the Company had not begun recording stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $5.6 million would have been recorded through December 31, 2011 for these performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.

Warrants

In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 480.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset, refer to Note 6 for further information on this intangible asset. With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $36.99 per share, which was the closing price of the Company’s Class A Common Stock on the date of issuance. As of December 31, 2011, all outstanding warrants were exercisable, and no warrants were exercised.

14. Other Employee Benefits

The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $1.8 million, $1.2 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2011 and 2010, the Deferred Compensation Plan obligations were $3.5 million and $3.6 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.

The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2011 and 2010, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $3.9 million and $3.6 million, respectively. These assets are consolidated as allowed by accounting guidance, and are included in other long term assets on the consolidated balance sheet. Refer to Note 10 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

15. Foreign Currency Risk Management and Derivatives

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

As of December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $51.1 million with contract maturities of 1 month or less. As of December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $50.0 million with contract maturities of 1 month. As of December 31, 2011, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €10.5 million, or $13.6 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were liabilities of $0.7 million and $0.6 million as of December 31, 2011 and 2010, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 10 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2011	2010	2009
Unrealized foreign currency exchange rate gains (losses)	$(4,027)	$(1,280)	$5,222
Realized foreign currency exchange rate gains (losses)	298	(2,638)	(261)
Unrealized derivative losses	(31)	(809)	(1,060)
Realized derivative gains (losses)	1,696	3,549	(4,412)

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

16. Related Party Transactions

The Company has an agreement to license a software system with a vendor whose Co-CEO is a director of the Company. During the years ended December 31, 2011, 2010 and 2009, the Company paid $1.8 million, $1.5 million and $2.0 million, respectively, in licensing fees and related support services to this vendor. There were no amounts payable to this related party as of December 31, 2011 and 2010.

The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $0.7 million, $1.0 million and $0.6 million in usage fees to this entity for its use of the aircraft during the years ended December 31, 2011, 2010 and 2009, respectively. No amounts were payable to this related party as of December 31, 2011 and 2010. The Company determined the usage fees charged are at or below market.

17. Segment Data and Related Information

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

(In thousands)	Year Ended December 31,
	2011	2010	2009
Net revenues
North America	$1,383,346	$997,816	$808,020
Other foreign countries	89,338	66,111	48,391

Total net revenues	$1,472,684	$1,063,927	$856,411

(In thousands)	Year Ended December 31,
	2011	2010	2009
Operating income
North America	$150,559	$102,806	$83,239
Other foreign countries	12,208	9,549	2,034

Total operating income	162,767	112,355	85,273
Interest expense, net	(3,841)	(2,258)	(2,344)
Other expense, net	(2,064)	(1,178)	(511)

Income before income taxes	$156,862	$108,919	$82,418

(In thousands)	December 31,
	2011	2010
Total assets
North America	$842,121	$613,515
Other foreign countries	77,089	61,863

Total assets	$919,210	$675,378

Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2011	2010	2009
Apparel	$1,122,031	$853,493	$651,779
Footwear	181,684	127,175	136,224
Accessories	132,400	43,882	35,077

Total net sales	1,436,115	1,024,550	823,080
License revenues	36,569	39,377	33,331

Total net revenues	$1,472,684	$1,063,927	$856,411

As of December 31, 2011 and 2010, substantially all of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $1,325.8 million, $952.9 million and $771.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

18. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,

2011
Net revenues	$312,699	$291,336	$465,523	$403,126	$1,472,684
Gross profit	145,051	134,779	225,101	207,905	712,836
Income from operations	21,142	11,358	74,965	55,302	162,767
Net income	12,139	6,241	45,987	32,552	96,919
Earnings per share-basic	$0.24	$0.12	$0.89	$0.63	$1.88
Earnings per share-diluted	$0.23	$0.12	$0.88	$0.62	$1.85

2010
Net revenues	$229,407	$204,786	$328,568	$301,166	$1,063,927
Gross profit	107,631	99,926	167,372	155,578	530,507
Income from operations	13,584	6,892	56,689	35,190	112,355
Net income	7,170	3,502	34,857	22,948	68,477
Earnings per share-basic	$0.14	$0.07	$0.68	$0.45	$1.35
Earnings per share-diluted	$0.14	$0.07	$0.68	$0.44	$1.34

19. Subsequent Events

Stockholders’ Equity

In February 2012, 150.0 thousand shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with a stock sale.

Stock-Based Compensation

In February 2012, 0.4 million performance-based restricted stock units were awarded to certain officers and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2013 and 2014. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2015 and the remaining 50% will vest on February 15, 2016. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding directors is incorporated herein by reference from the 2012 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.

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

The information required by this Item is incorporated by reference herein from the 2012 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference herein from the 2012 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference herein from the 2012 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference herein from the 2012 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

The following exhibits are incorporated by reference or filed herewith. References to the Company’s 2005 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2009 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. References to the Company’s 2010 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit No.

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s 2005 Form 10-K).

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s 2005 Form 10-K).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

10.01	Credit Agreement among PNC Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the Lenders and the Guarantors that are party thereto and the Company dated March 29, 2011 (incorporated by reference to Exhibit 10.04 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011), as amended by First Amendment to Credit Agreement dated September 16, 2011 (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2011).

Exhibit No.

10.02	Office lease by and between Beason Properties LLLP (as successor to 1450 Beason Street LLC) and the Company dated December 14, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2007), as amended by the First Amendment dated June 4, 2008 (incorporated by reference to Exhibit 10.04 of the Company’s Form 10-Q for the quarterly period ended June 30, 2008) and the Second Amendment to Office Lease dated October 1, 2009 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2009).

10.03	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2008).*

10.04	Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K) and Amendment One to this plan (incorporated by reference to Exhibit 10.14 of the Company’s 2010 Form 10-K).*

10.05	Form of Change in Control Severance Agreement.*

10.06	Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending March 31, 2009).*

10.07	Forms of Restricted Stock Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibits 10.22 a-b of the Company’s 2007 Form 10-K and Exhibit 10.21 of the Company’s 2009 Form 10-K).*

10.08	Forms of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibits 10.23 b-c of the Company’s 2007 Form 10-K, Exhibit 10.22 of the Company’s 2009 Form 10-K and Exhibit 10.18 of the Company’s 2010 Form 10-K).*

10.09	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan.*

10.10	Forms of Performance-Based Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009 and Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*

10.11	Amendment to Stock Option Awards Effective August 3, 2011.*

10.12	Forms of Performance-Based Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.05 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.13	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Henry Stafford and the Company dated April 12, 2010 (incorporated by reference to Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2011).*

10.14	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company.*

10.15	Agreement and Mutual General Release by and between Mark Dowley and the Company dated April 8, 2011.*

Exhibit No.

10.16	Under Armour, Inc. 2010 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010), Amendment One to this plan (incorporated by reference to Exhibit 10.06 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011), Form of Initial Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006), Form of Annual Stock Option Award (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006) and Form of Annual Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.17	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010) and Amendment One to this plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: February 24, 2012

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

Dated: February 24, 2012

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Allowance for doubtful accounts
For the year ended December 31, 2011	$4,869	$699	$(1,498)	$4,070
For the year ended December 31, 2010	5,156	190	(477)	4,869
For the year ended December 31, 2009	4,180	1,637	(661)	5,156

Sales returns and allowances
For the year ended December 31, 2011	$16,827	$74,245	$(70,472)	$20,600
For the year ended December 31, 2010	13,969	48,136	(45,278)	16,827
For the year ended December 31, 2009	15,961	61,499	(63,491)	13,969

Deferred tax asset valuation allowance
For the year ended December 31, 2011	$1,765	$1,784	$(1,765)	$1,784
For the year ended December 31, 2010	—	1,765	—	1,765