Form 10-Q
period 2012-03-31
Under Armour, Inc.
filed 2012-05-04
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, there were 41,032,837 shares of Class A Common Stock and 11,100,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	December 31,	December 31,
	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Current assets
Cash and cash equivalents	$107,052	$175,384	$110,844
Accounts receivable, net	196,411	134,043	163,385
Inventories	324,354	324,409	248,614
Prepaid expenses and other current assets	47,121	39,643	19,298
Deferred income taxes	19,164	16,184	15,963

Total current assets	694,102	689,663	558,104
Property and equipment, net	158,482	159,135	80,298
Intangible assets, net	4,648	5,535	3,982
Deferred income taxes	15,461	15,885	21,041
Other long term assets	47,544	48,992	28,285

Total assets	$920,237	$919,210	$691,710

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$95,844	$100,527	$88,678
Accrued expenses	40,970	69,285	38,473
Current maturities of long term debt	43,330	6,882	5,984
Other current liabilities	2,550	6,913	2,921

Total current liabilities	182,694	183,607	136,056
Long term debt, net of current maturities	32,451	70,842	7,660
Other long term liabilities	31,004	28,329	22,819

Total liabilities	246,149	282,778	166,535

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 100,000,000 shares authorized as of March 31, 2012, December 31, 2011 and March 31, 2011; 41,001,001 shares issued and outstanding as of March 31, 2012, 40,496,126 shares issued and outstanding as of December 31, 2011 and 39,498,297 shares issued and outstanding as of March 31, 2011	14	13	13
Class B Convertible Common Stock, $0.0003 1/3 par value; 11,100,000 shares authorized, issued and outstanding as of March 31, 2012, 11,250,000 shares authorized, issued and outstanding as of December 31, 2011 and 12,187,500 shares authorized, issued and outstanding as of March 31, 2011	4	4	4
Additional paid-in capital	291,660	268,223	240,626
Retained earnings	380,248	366,164	281,825
Accumulated other comprehensive income	2,162	2,028	2,707

Total stockholders’ equity	674,088	636,432	525,175

Total liabilities and stockholders’ equity	$920,237	$919,210	$691,710

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net revenues	$384,389	$312,699
Cost of goods sold	209,185	167,648

Gross profit	175,204	145,051
Selling, general and administrative expenses	150,801	123,909

Income from operations	24,403	21,142
Interest expense, net	(1,355)	(579)
Other income (expense), net	82	(510)

Income before income taxes	23,130	20,053
Provision for income taxes	8,469	7,914

Net income	$14,661	$12,139

Net income available per common share
Basic	$0.28	$0.24
Diluted	$0.28	$0.23

Weighted average common shares outstanding
Basic	51,923	51,444
Diluted	52,853	52,386

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$14,661	$12,139
Other comprehensive income:
Foreign currency translation adjustment	134	666

Total other comprehensive income	134	666

Comprehensive income	$14,795	$12,805

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$14,661	$12,139
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	10,591	8,613
Unrealized foreign currency exchange rate gains	(1,686)	(1,922)
Stock-based compensation	6,418	3,315
Loss on disposal of property and equipment	390	2
Deferred income taxes	(1,837)	63
Changes in reserves and allowances	(1,917)	(2,766)
Changes in operating assets and liabilities:
Accounts receivable	(60,391)	(56,566)
Inventories	1,552	(33,379)
Prepaid expenses and other assets	4,538	(1,860)
Accounts payable	(6,052)	3,563
Accrued expenses and other liabilities	(26,041)	(15,681)
Income taxes payable and receivable	(13,274)	(1,018)

Net cash used in operating activities	(73,048)	(85,497)

Cash flows from investing activities
Purchase of property and equipment	(8,839)	(10,846)
Purchase of other long term assets	—	(1,153)
Purchase of long term investment	—	(3,852)
Change in restricted cash	(198)	—

Net cash used in investing activities	(9,037)	(15,851)

Cash flows from financing activities
Payments on long term debt	(1,943)	(2,298)
Excess tax benefits from stock-based compensation arrangements	9,500	5,337
Payments of deferred financing costs	—	(1,562)
Proceeds from exercise of stock options and other stock issuances	6,868	6,826

Net cash provided by financing activities	14,425	8,303
Effect of exchange rate changes on cash and cash equivalents	(672)	19

Net decrease in cash and cash equivalents	(68,332)	(93,026)
Cash and cash equivalents
Beginning of period	175,384	203,870

End of period	$107,052	$110,844

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011 (the “2011 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other portions thereof.

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

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2012	18.6%	7.3%	7.2%
Three months ended March 31, 2011	20.2%	8.9%	6.8%
Accounts receivable
As of March 31, 2012	26.0%	10.1%	8.1%
As of December 31, 2011	25.4%	8.6%	5.5%
As of March 31, 2011	28.5%	12.4%	7.3%

Allowance for Doubtful Accounts

As of March 31, 2012, December 31, 2011 and March 31, 2011, the allowance for doubtful accounts was $3.8 million, $4.1 million and $3.8 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $7.4 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. In accordance with this guidance, the Company has presented two separate but consecutive statements which include the components of net income and other comprehensive income.

In May 2011, the FASB issued an Accounting Standards Update which clarifies requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	December 31,	December 31,	December 31,
(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Finished goods	$323,724	$323,606	$247,919
Raw materials	630	803	683
Work-in-process	—	—	12

Total inventories	$324,354	$324,409	$248,614

4. Credit Facility and Long Term Debt

Credit Facility

The Company has a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balance was outstanding under the revolving credit facility during the three months ended March 31, 2012 or 2011, respectively.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2012 and 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of March 31, 2012, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as set forth in the credit agreement. As of March 31, 2012, the $25.0 million term loan was outstanding. The interest rate on the term loan was 1.7% during the three months ended March 31, 2012. The maturity date of the term loan is March 2015, which is the end of the credit facility term.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of March 31, 2012. At March 31, 2012, December 31, 2011 and March 31, 2011, the outstanding principal balance under these agreements was $12.8 million, $14.5 million and $13.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.9% and 4.0% for the three months ended March 31, 2012 and 2011, respectively.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid prior to December 2012. The loan has an interest rate of 6.73%. As of March 31, 2012, the outstanding balance on the loan was $38.0 million. In addition, in connection with this loan, the Company was required to set aside amounts in reserve and cash collateral accounts. As of March 31, 2012 and December 31, 2011, restricted cash balances were $5.2 million and $5.0 million, respectively.

Interest expense was $1.4 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.

5. Commitments and Contingencies

There were no significant changes to the contractual obligations reported in the 2011 Form 10-K other than those which occur in the normal course of business.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of March 31, 2012 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (refer to Note 8)	—	(110)	—
TOLI policies held by the Rabbi Trust	—	4,227	—
Deferred Compensation Plan obligations	—	(3,696)	—

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

The nonrecourse loan that the Company assumed in connection with the acquisition of its corporate headquarters had a carrying value of $38.0 million and $38.2 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the nonrecourse loan was $39.0 million and $39.2 million as of March 31, 2012 and December 31, 2011, respectively. The carrying value of the Company’s remaining long term debt approximated its fair value as of March 31, 2012 and December 31, 2011. The fair value of the Company’s long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

7. Stock-Based Compensation

In February 2012, 0.4 million performance-based restricted stock units were awarded to certain officers and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2013 and 2014. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2015 and the remaining 50% will vest on February 15, 2016. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of March 31, 2012, the Company had not begun recording stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $1.1 million would have been recorded through March 31, 2012 for these performance-based restricted stock units had the achievement of these operating income targets been deemed probable.

During 2011, the Company granted restricted stock units with vesting tied to the achievement of certain combined annual operating income targets for 2012 and 2013. As of March 31, 2012, the Company determined that the achievement of certain operating income targets for 2012 and 2013 were deemed probable. As a result, the Company began recording compensation expense for a portion of the performance-based restricted stock units awarded in 2011 resulting in a cumulative adjustment of $2.4 million. Additional stock based compensation of up to $4.9 million would have been recorded through March 31, 2012 for these performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.

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

As of March 31, 2012, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $27.8 million with a contract maturity of 1 month. As of March 31, 2012, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $49.4 million with contract maturities of 1 month. As of March 31, 2012, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €9.3 million, or $12.5 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were liabilities of $0.1 million, $0.7 million and $0.5 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended
	March 31,
(In thousands)	2012	2011

Unrealized foreign currency exchange rate gains	$1,686	$1,922
Realized foreign currency exchange rate gains	782	455
Unrealized derivative gains	554	15
Realized derivative losses	(2,940)	(2,902)

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

9. Provision for Income Taxes

The Company recorded $8.5 million and $7.9 million of income tax expense for the three months ended March 31, 2012 and 2011, respectively. The effective rates for income taxes were 36.6% and 39.5% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 was lower than the effective tax rate for the three months ended March 31, 2011 primarily due to state tax credits received and included in the Company’s 2012 annual effective rate and discrete items recorded during the three months ended March 31, 2012 reducing income tax expense. The Company’s annual 2012 effective tax rate is expected to be approximately 37.5% to 38.0%.

10. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Numerator
Net income	$14,661	$12,139
Net income attributable to participating securities	(59)	(109)

Net income available to common shareholders (1)	$14,602	$12,030

Denominator
Weighted average common shares outstanding	51,707	50,962
Effect of dilutive securities	929	943

Weighted average common shares and dilutive securities outstanding	52,636	51,905

Earnings per share - basic	$0.28	$0.24
Earnings per share - diluted	$0.28	$0.23
(1) Basic weighted average common shares outstanding	51,707	50,962
Basic weighted average common shares outstanding and participating securities	51,923	51,444
Percentage allocated to common stockholders	99.6%	99.1%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 0.1 million shares of common stock outstanding for each of the three months ended March 31, 2012 and 2011 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended March 31,
(In thousands)	2012	2011
Net revenues
North America	$362,521	$296,077
Other foreign countries	21,868	16,622

Total net revenues	$384,389	$312,699

	Three Months Ended March 31,
(In thousands)	2012	2011
Operating income
North America	$22,361	$18,555
Other foreign countries	2,042	2,587

Total operating income	24,403	21,142
Interest expense, net	(1,355)	(579)
Other income (expense), net	82	(510)

Income before income taxes	$23,130	$20,053

	December 31,	December 31,	December 31,
(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Total assets
North America	$839,445	$842,121	$629,513
Other foreign countries	80,792	77,089	62,197

Total assets	$920,237	$919,210	$691,710

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Apparel	$283,331	$230,484
Footwear	63,663	51,436
Accessories	29,635	23,537

Total net sales	376,629	305,457
License revenues	7,760	7,242

Total net revenues	$384,389	$312,699

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

The forward-looking statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) (our “2011 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

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

We are a growth company as evidenced by the increase in net revenues to $1,472.7 million in 2011 from $606.6 million in 2007. We reported net revenues of $384.4 million for the first three months of 2012, which represented a 22.9% increase from the first three months of 2011. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2012 include the Armour Bra and coldblack® apparel.

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

Our operating segments are geographic and include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. Due to the insignificance of the EMEA, Latin American and Asian operating segments, they have been combined into other foreign countries for disclosure purposes.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $7.4 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop (“SMU Shop”) located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of factory house and specialty store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net revenues	$384,389	$312,699
Cost of goods sold	209,185	167,648

Gross profit	175,204	145,051
Selling, general and administrative expenses	150,801	123,909

Income from operations	24,403	21,142
Interest expense, net	(1,355)	(579)
Other income (expense), net	82	(510)

Income before income taxes	23,130	20,053
Provision for income taxes	8,469	7,914

Net income	$14,661	$12,139

	Three Months Ended March 31,
(As a percentage of net revenues)	2012	2011
Net revenues	100.0%	100.0%
Cost of goods sold	54.4	53.6

Gross profit	45.6	46.4
Selling, general and administrative expenses	39.2	39.6

Income from operations	6.3	6.8
Interest expense, net	(0.3)	(0.2)
Other income (expense), net	0.0	(0.2)

Income before income taxes	6.0	6.4
Provision for income taxes	2.2	2.5

Net income	3.8%	3.9%

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenues increased $71.7 million, or 22.9%, to $384.4 million for the three months ended March 31, 2012 from $312.7 million for the same period in 2011. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change	% Change
Apparel	$283,331	$230,484	$52,847	22.9%
Footwear	63,663	51,436	12,227	23.8
Accessories	29,635	23,537	6,098	25.9

Total net sales	376,629	305,457	71,172	23.3
License revenues	7,760	7,242	518	7.2

Total net revenues	$384,389	$312,699	$71,690	22.9%

Net sales increased $71.1 million, or 23.3%, to $376.6 million for the three months ended March 31, 2012 from $305.5 million during the same period in 2011 as noted in the table above. The increase in net sales primarily reflects:

•	$31.0 million, or 48.6%, increase in direct to consumer sales, which includes 22 additional stores, or a 33% increase, since March 31, 2011, and a new E-commerce platform;

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including Fleece and our Charged Cotton product), basketball, running and hunting apparel product categories, along with our new Armour Bra and coldblack® products and running and baseball footwear; and

•

increased average selling prices due to a higher mix in the current year quarter of direct to consumer sales, along with increasing sales of our higher priced products such as Fleece, coldblack® apparel and running footwear.

License revenues increased $0.6 million, or 7.2%, to $7.8 million for the three months ended March 31, 2012 from $7.2 million during the same period in 2011. This increase in license revenues was a result of increased sales by our licensees due to increased distribution and continued unit volume growth, along with new licensees.

Gross profit increased $30.1 million to $175.2 million for the three months ended March 31, 2012 from $145.1 million for the same period in 2011. Gross profit as a percentage of net revenues, or gross margin, decreased 80 basis points to 45.6% for the three months ended March 31, 2012 compared to 46.4% during the same period in 2011. The decrease in gross margin percentage was primarily driven by the following:

•

approximate 100 basis point decrease driven primarily by higher North American apparel and accessories product input costs, now including cotton. We expect the higher input costs will continue to negatively impact apparel and accessories product margins through the first half of 2012; and

•

approximate 40 basis point decrease driven by higher outbound freight costs. Increased freight costs were driven by both higher fuel charges from third party carriers and an increase in volume of expedited shipments related to our web business.

The above decreases were partially offset by the below increases:

•

approximate 40 basis point increase from improved sales margin mix, partially driven by a smaller proportion of lower margin wholesale footwear sales, along with a larger proportion of higher margin direct to consumer sales in the current year period; and

•	approximate 35 basis point increase driven by decreased inventory write-off charges and related reserves as a result of ongoing inventory management efforts.

Selling, general and administrative expenses increased $26.9 million to $150.8 million for the three months ended March 31, 2012 from $123.9 million for the same period in 2011. As a percentage of net revenues, selling, general and administrative expenses decreased to 39.2% for the three months ended March 31, 2012 from 39.6% for the same period in 2011. These changes were primarily attributable to the following:

•

Marketing costs increased $2.8 million to $44.2 million for the three months ended March 31, 2012 from $41.4 million for the same period in 2011 primarily due to increased sponsorships of professional athletes and collegiate and high school teams, partially offset by decreased media costs. As a percentage of net revenues, marketing costs decreased to 11.5% for the three months ended March 31, 2012 from 13.3% for the same period in 2011 primarily due to the timing of media costs.

•

Selling costs increased $10.0 million to $37.8 million for the three months ended March 31, 2012 from $27.8 million for the same period in 2011. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 9.8% for the three months ended March 31, 2012 from 8.9% for the same period in 2011 primarily due to the items noted above.

•

Product innovation and supply chain costs increased $8.5 million to $37.7 million for the three months ended March 31, 2012 from $29.2 million for the same period in 2011 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues, as well as higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs increased to 9.8% for the three months ended March 31, 2012 from 9.3% for the same period in 2011 primarily due to the items noted above.

•

Corporate services costs increased $5.7 million to $31.1 million for the three months ended March 31, 2012 from $25.4 million for the same period in 2011. This increase was attributable primarily to higher personnel costs. As a percentage of net revenues, corporate services costs remained unchanged at 8.1% for the three months ended March 31, 2012 from the prior year period.

Income from operations increased $3.3 million, or 15.4%, to $24.4 million for the three months ended March 31, 2012 from $21.1 million for the same period in 2011. Income from operations as a percentage of net revenues decreased to 6.3% for the three months ended March 31, 2012 from 6.8% for the same period in 2011. This decrease was driven by the gross profit percentage of net revenues decrease noted above.

Interest expense, net increased $0.8 million to $1.4 million for the three months ended March 31, 2012 from $0.6 million for the same period in 2011. This increase was primarily due to the debt assumed in the acquisition of our corporate headquarters.

Other income (expense), net increased $0.6 million to $0.1 million for the three months ended March 31, 2012 from $(0.5) million for the same period in 2011. This increase was due to net gains in the current period on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to net losses in the prior year period.

Provision for income taxes increased $0.6 million to $8.5 million during the quarter ended March 31, 2012 from $7.9 million during the same period in 2011. For the three months ended March 31, 2012, our effective tax rate was 36.6% compared to 39.5% for the same period in 2011. The effective tax rate for the three months ended March 31, 2012 was lower than the effective tax rate for the three months ended March 31, 2011 primarily due to state tax credits received and included in our 2012 annual effective rate and discrete items recorded during the three months ended March 31, 2012 which reduced income tax expense. Our annual 2012 effective tax rate is expected to be 37.5% to 38.0%.

Segment Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenues by geographic region are summarized below:

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change	% Change
North America	$362,521	$296,077	$66,444	22.4%
Other foreign countries	21,868	16,622	5,246	31.6

Total net revenues	$384,389	$312,699	$71,690	22.9%

Net revenues in our North American operating segment increased $66.4 million to $362.5 million for the three months ended March 31, 2012 from $296.1 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $5.3 million to $21.9 million for the three months ended March 31, 2012 from $16.6 million for the same period in 2011 primarily due to increased unit sales growth in our EMEA operating segment.

Operating income by geographic region is summarized below:

	Three Months Ended March 31,
(In thousands)	2012	2011	$ Change	% Change
North America	$22,361	$18,555	$3,806	20.5%
Other foreign countries	2,042	2,587	(545)	(21.1)

Total operating income	$24,403	$21,142	$3,261	15.4%

Operating income in our North American operating segment increased $3.8 million to $22.4 million for the three months ended March 31, 2012 from $18.6 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased $0.6 million to $2.0 million for the three months ended March 31, 2012 from $2.6 million for the same period in 2011 primarily due to higher costs associated with our continued investment to support our international expansion in our EMEA, Asian and Latin American operating segments, partially offset by increased unit sales growth as discussed above.

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

Financial Position, Capital Resources and Liquidity

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. In 2011, our capital expenditures included the acquisition of our corporate headquarters.

Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are SKU rationalization, added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. With regards to SKU rationalization, we anticipate a reduction of our total number of SKUs by approximately 20% from 2011 to 2012. Beginning in the third quarter of 2012, we anticipate our inventory growth rate will be less than our net revenue growth rate.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(73,048)	$(85,497)
Investing activities	(9,037)	(15,851)
Financing activities	14,425	8,303
Effect of exchange rate changes on cash and cash equivalents	(672)	19

Net decrease in cash and cash equivalents	$(68,332)	$(93,026)

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

Cash used in operating activities decreased $12.5 million to $73.0 million for the three months ended March 31, 2012 from $85.5 million during the same period in 2011. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $5.3 million, adjustments to net income for non-cash items which increased $4.7 million period over period and additional net income of $2.5 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a decrease in net inventory investments of $34.9 million, primarily driven by the operational initiatives put in place to improve our inventory management and increased sales through our factory house stores, partially offset by a decrease in accounts payable of $9.6 million, also partially offset by

•	higher income taxes receivable in the current period as compared to the prior period, and

•

a larger decrease in accrued expenses and other liabilities of $10.4 million in the current period as compared to the prior period primarily due to the timing of the payments for our marketing investments.

Adjustments to net income for non-cash items increased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to increased stock-based compensation expense in the current period as compared to the prior period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies and other long term assets, decreased $6.9 million to $9.0 million for the three months ended March 31, 2012 from $15.9 million for the same period in 2011. This decrease in cash used in investing activities is primarily due to fewer factory house store openings in the current year period as compared to the prior year period, as well as decreased investments in our distribution facilities in the current period as compared to the prior period. In addition, the prior year period includes the investment in Dome Corporation, our Japanese licensee and investments in other assets.

Capital expenditures for the full year 2012 are anticipated to be $60.0 million to $65.0 million.

Financing Activities

Cash provided by financing activities increased $6.1 million to $14.4 million for the three months ended March 31, 2012 from $8.3 million for the same period in 2011. This increase from the prior year period was primarily due to additional excess tax benefits from stock-based compensation arrangements in the current period as compared to the prior period.

Credit Facility

We have a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balance was outstanding under the revolving credit facility during the three months ended March 31, 2012 or 2011.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2012 and 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of March 31, 2012, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. As of March 31, 2012, the $25.0 million term loan was outstanding. The interest rate on the term loan was 1.7% during the three months ended March 31, 2012. The maturity date of the term loan is March 2015, which is the end of the credit facility term. We expect to refinance the term loan and the loan assumed in the acquisition of our corporate headquarters in late 2012 or early 2013.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of March 31, 2012. At

March 31, 2012, December 31, 2011 and March 31, 2011, the outstanding principal balance under these agreements was $12.8 million, $14.5 million and $13.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.9% and 4.0% for the three months ended March 31, 2012 and 2011, respectively.

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid prior to December 2012. We expect to refinance this loan in late 2012 or early 2013. The loan has an interest rate of 6.73%. As of March 31, 2012, the outstanding balance on the loan was $38.0 million. In addition, in connection with this loan, we were required to set aside amounts in reserve and cash collateral accounts. As of March 31, 2012 and December 31, 2011, restricted cash balances were $5.2 million and $5.0 million, respectively.

Contractual Commitments and Contingencies

There were no significant changes to the contractual obligations reported in our 2011 Form 10-K other than those which occur in the normal course of business.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2011 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2011 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2012.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. It requires an entity to present total comprehensive income, which includes the components of net income and the components of other comprehensive income, either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. In accordance with this guidance, we have presented two separate but consecutive statements which include the components of net income and other comprehensive income.

In May 2011, the FASB issued an Accounting Standards Update which clarifies requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

Based on the foreign currency forward contracts outstanding as of March 31, 2012, we receive U.S. Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.00 CAD per $1.00, U.S. Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of €0.75 per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of £0.84 per €1.00. As of March 31, 2012, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $27.8 million with a contract maturity of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $49.4 million with contract maturities of 1 month. As of March 31, 2012, the notional value of our outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items was €9.3 million, or $12.5 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. The fair values of our foreign currency forward contracts were liabilities of $0.1 million, $0.7 million and $0.5 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2012	2011

Unrealized foreign currency exchange rate gains	$1,686	$1,922
Realized foreign currency exchange rate gains	782	455
Unrealized derivative gains	554	15
Realized derivative losses	(2,940)	(2,902)

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 have not materially changed.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Amendment One to the Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: May 4, 2012	By:	/s/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer