Form 10-Q
period 2012-06-30
Under Armour, Inc.
filed 2012-08-06
CIK 1336917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 82,662,728 shares of Class A Common Stock and 21,800,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.

JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$142,928	$175,384	$119,684
Accounts receivable, net	175,249	134,043	139,590
Inventories	380,895	324,409	311,066
Prepaid expenses and other current assets	56,145	39,643	33,983
Deferred income taxes	22,078	16,184	17,004

Total current assets	777,295	689,663	621,327
Property and equipment, net	163,829	159,135	90,719
Intangible assets, net	5,222	5,535	3,449
Deferred income taxes	17,128	15,885	20,225
Other long term assets	41,215	48,992	30,469

Total assets	$1,004,689	$919,210	$766,189

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$145,649	$100,527	$118,237
Accrued expenses	59,626	69,285	44,654
Current maturities of long term debt	42,387	6,882	5,567
Other current liabilities	3,876	6,913	4,095

Total current liabilities	251,538	183,607	172,553
Long term debt, net of current maturities	31,499	70,842	31,290
Other long term liabilities	32,519	28,329	23,880

Total liabilities	315,556	282,778	227,723

Commitments and contingencies (see Note 5)

Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of June 30, 2012, December 31, 2011 and June 30, 2011; 82,499,396 shares issued and outstanding as of June 30, 2012, 80,992,252 shares issued and outstanding as of December 31, 2011 and 79,338,324 shares issued and outstanding as of June 30, 2011	28	27	26
Class B Convertible Common Stock, $0.0003 1/3 par value; 21,900,000 shares authorized, issued and outstanding as of June 30, 2012, 22,500,000 shares authorized, issued and outstanding as of December 31, 2011 and 23,750,000 shares authorized, issued and outstanding as of June 30, 2011	7	7	8
Additional paid-in capital	301,760	268,206	247,580
Retained earnings	386,454	366,164	287,813
Accumulated other comprehensive income	884	2,028	3,039

Total stockholders’ equity	689,133	636,432	538,466

Total liabilities and stockholders’ equity	$1,004,689	$919,210	$766,189

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$369,473	$291,336	$753,862	$604,035
Cost of goods sold	200,006	156,557	409,191	324,205

Gross profit	169,467	134,779	344,671	279,830
Selling, general and administrative expenses	157,747	123,421	308,548	247,330

Income from operations	11,720	11,358	36,123	32,500
Interest expense, net	(1,320)	(297)	(2,675)	(876)
Other income (expense), net	510	(362)	592	(872)

Income before income taxes	10,910	10,699	34,040	30,752
Provision for income taxes	4,242	4,458	12,711	12,372

Net income	$6,668	$6,241	$21,329	$18,380

Net income available per common share
Basic	$0.06	$0.06	$0.20	$0.18
Diluted	$0.06	$0.06	$0.20	$0.18

Weighted average common shares outstanding
Basic	104,324	103,170	104,085	103,029
Diluted	105,972	105,034	105,838	104,904

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,668	$6,241	$21,329	$18,380
Other comprehensive income:
Foreign currency translation adjustment	(1,278)	332	(1,144)	998

Total other comprehensive income	(1,278)	332	(1,144)	998

Comprehensive income	$5,390	$6,573	$20,185	$19,378

See accompanying notes.

Under Armour, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$21,329	$18,380
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	20,714	16,730
Unrealized foreign currency exchange rate (gains) losses	908	(2,984)
Stock-based compensation	10,350	7,134
Loss on disposal of property and equipment	400	19
Deferred income taxes	(6,980)	79
Changes in reserves and allowances	1,358	(3,700)
Changes in operating assets and liabilities:
Accounts receivable	(42,639)	(30,938)
Inventories	(57,572)	(95,802)
Prepaid expenses and other assets	(1,541)	(7,698)
Accounts payable	44,543	32,788
Accrued expenses and other liabilities	(5,658)	(9,385)
Income taxes payable and receivable	(12,047)	(8,296)

Net cash used in operating activities	(26,835)	(83,673)

Cash flows from investing activities
Purchase of property and equipment	(23,560)	(30,183)
Purchase of other long term assets	—	(1,153)
Purchase of long term investment	—	(3,940)
Change in restricted cash	(396)	—

Net cash used in investing activities	(23,956)	(35,276)

Cash flows from financing activities
Proceeds from term loan	—	25,000
Payments on long term debt	(3,838)	(4,086)
Excess tax benefits from stock-based compensation arrangements	12,693	6,260
Payments of deferred financing costs	—	(1,562)
Proceeds from exercise of stock options and other stock issuances	9,852	9,056

Net cash provided by financing activities	18,707	34,668
Effect of exchange rate changes on cash and cash equivalents	(372)	95

Net decrease in cash and cash equivalents	(32,456)	(84,186)

Cash and cash equivalents
Beginning of period	175,384	203,870

End of period	$142,928	$119,684

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011 (the “2011 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other portions thereof.

On June 11, 2012 the Board of Directors declared a two-for-one stock split of the Company’s Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on July 9, 2012. Stockholder’s equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.

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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2012	17.7%	6.8%	6.6%
Six months ended June 30, 2011	19.0%	8.9%	6.6%

Accounts receivable
As of June 30, 2012	24.7%	11.0%	6.7%
As of December 31, 2011	25.4%	8.6%	5.5%
As of June 30, 2011	25.2%	11.7%	8.5%

Allowance for Doubtful Accounts

As of June 30, 2012, December 31, 2011 and June 30, 2011, the allowance for doubtful accounts was $2.9 million, $4.1 million and $3.6 million, respectively.

Shipping and Handling Costs

The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $7.2 million and $5.4 million for the three months ended June 30, 2012 and 2011, respectively, and $14.6 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards

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

In May 2011, the FASB issued an Accounting Standards Update which clarifies requirements for how to measure fair value and for disclosing information about fair value measurements common to accounting principles generally accepted in the United States of America and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Inventories

Inventories consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Finished goods	$380,309	$323,606	$310,334
Raw materials	586	803	730
Work-in-process	—	—	2

Total inventories	$380,895	$324,409	$311,066

4. Credit Facility and Long Term Debt

Credit Facility

The Company has a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three and six months ended June 30, 2012 or 2011, respectively.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of June 30, 2012 and 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of June 30, 2012, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as set forth in the credit agreement. As of June 30, 2012, the $25.0 million term loan was outstanding. The interest rate on the term loan was 1.7% and 1.5% during the three months ended June 30, 2012 and 2011, respectively, and 1.7% and 1.5% during the six months ended June 30, 2012 and 2011, respectively. The maturity date of the term loan is March 2015, which is the end of the credit facility term.

Long Term Debt

The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of June 30, 2012. At June 30, 2012, December 31, 2011 and June 30, 2011, the outstanding principal balance under these agreements was $11.1 million, $14.5 million and $11.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.8% and 3.9% for the three months ended June 30, 2012 and 2011, respectively, and 3.9% and 4.0% for the six months ended June 30, 2012 and 2011, respectively.

The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid prior to December 2012. The loan has an interest rate of 6.73%. As of June 30, 2012, the outstanding balance on the loan was $37.8 million. In addition, in connection with this loan, the Company was required to set aside amounts in reserve and cash collateral accounts. As of June 30, 2012 and December 31, 2011, restricted cash balances were $5.4 million and $5.0 million, respectively.

Interest expense was $1.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.

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

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value as of June 30, 2012 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (refer to Note 8)	—	(1,480)	—
TOLI policies held by the Rabbi Trust	—	4,078	—
Deferred Compensation Plan obligations	—	(3,603)	—

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

The nonrecourse loan that the Company assumed in connection with the acquisition of its corporate headquarters had a carrying value of $37.8 million and $38.2 million as of June 30, 2012 and December 31, 2011, respectively. The carrying value of the Company’s long term debt approximated its fair value as of June 30, 2012 and December 31, 2011. The fair value of the Company’s long term debt was estimated based upon interest rates for similar instruments (Level 2 input).

7. Stock-Based Compensation

In February 2012, 0.9 million performance-based restricted stock units were awarded to certain officers and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2013 and 2014. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2015 and the remaining 50% will vest on February 15, 2016. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of June 30, 2012, the Company had not begun recording stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $3.4 million would have been recorded during the six months ended June 30, 2012 for these performance-based restricted stock units had the achievement of these operating income targets been deemed probable.

In February 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. As of March 31, 2012, the Company deemed the achievement of certain operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $2.4 million for a portion of these awards. During the six months ended June 30, 2012, the Company recorded $2.9 million of stock based compensation expense related to these awards. Additional stock based compensation of up to $5.8 million would have been recorded from the grant date through June 30, 2012 for these performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.

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

As of June 30, 2012, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $30.4 million with a contract maturity of 1 month. As of June 30, 2012, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $48.4 million with contract maturities of 1 month. As of June 30, 2012, the notional value of the Company’s outstanding foreign currency forwards contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €7.8 million, or $9.9 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were liabilities of $1.5 million, $0.7 million and $1.1 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and were included in accrued expenses on the consolidated balance sheets. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Unrealized foreign currency exchange rate gains (losses)	$(2,594)	$1,062	$(908)	$2,984
Realized foreign currency exchange rate gains (losses)	483	(133)	1,265	322
Unrealized derivative gains (losses)	(2)	(520)	552	(505)
Realized derivative gains (losses)	2,623	(771)	(317)	(3,673)

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

9. Provision for Income Taxes

The effective rates for income taxes were 37.3% and 40.2% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate for the six months ended June 30, 2012 was lower than the effective tax rate for the six months ended June 30, 2011 primarily due to state tax credits received and included in the Company’s 2012 annual effective rate and discrete items recorded during 2012 which reduced income tax expense. The Company’s annual 2012 effective tax rate is expected to be approximately 37.5%.

10. Earnings per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income	$6,668	$6,241	$21,329	$18,380
Net income attributable to participating securities	(20)	(44)	(85)	(147)

Net income available to common shareholders (1)	$6,648	$6,197	$21,244	$18,233

Denominator
Weighted average common shares outstanding	104,028	102,422	103,720	102,172
Effect of dilutive securities	1,648	1,864	1,753	1,876

Weighted average common shares and dilutive securities outstanding	105,676	104,286	105,473	104,048

Earnings per share - basic	$0.06	$0.06	$0.20	$0.18
Earnings per share - diluted	$0.06	$0.06	$0.20	$0.18

(1) Basic weighted average common shares outstanding	104,028	102,422	103,720	102,172
Basic weighted average common shares outstanding and participating securities	104,324	103,170	104,085	103,029
Percentage allocated to common stockholders	99.7%	99.3%	99.6%	99.2%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 124.0 thousand and 95.0 thousand shares of common stock outstanding for the three months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 168.0 thousand and 164.0 thousand shares of common stock outstanding for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net revenues
North America	$348,898	$277,442	$711,419	$573,519
Other foreign countries	20,575	13,894	42,443	30,516

Total net revenues	$369,473	$291,336	$753,862	$604,035

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Operating income (loss)
North America	$10,912	$12,656	$33,273	$31,211
Other foreign countries	808	(1,298)	2,850	1,289

Total operating income	11,720	11,358	36,123	32,500
Interest expense, net	(1,320)	(297)	(2,675)	(876)
Other income (expense), net	510	(362)	592	(872)

Income before income taxes	$10,910	$10,699	$34,040	$30,752

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Total assets
North America	$921,131	$842,121	$703,171
Other foreign countries	83,558	77,089	63,018

Total assets	$1,004,689	$919,210	$766,189

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Apparel	$252,849	$204,779	$536,180	$435,263
Footwear	67,425	46,885	131,088	98,321
Accessories	39,220	32,393	68,855	55,930

Total net sales	359,494	284,057	736,123	589,514
License revenues	9,979	7,279	17,739	14,521

Total net revenues	$369,473	$291,336	$753,862	$604,035

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

We are a growth company as evidenced by the increase in net revenues to $1,472.7 million in 2011 from $606.6 million in 2007. We reported net revenues of $753.9 million for the first six months of 2012, which represented a 24.8% increase from the first six months of 2011. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2012 include the Armour Bra, coldblack® technology and UA Spine footwear.

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

Segment operating income consists of the revenues generated by that segment, less the cost of goods sold and selling, general and administrative costs that are incurred directly by that segment, as well as an allocation of certain centrally managed costs, such as our distribution facility costs. Corporate costs, which are included in our North America operating segment, include costs related to company-wide administrative costs and debt service costs. These administrative costs include corporate office support, costs relating to accounting, human resources, legal, information technology, as well as costs related to overall corporate management.

General

Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on products such as socks, team uniforms, baby and kids’ apparel, eyewear, custom-molded mouth guards, as well as the distribution of our products in Japan.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $7.2 million and $5.4 million for the three months ended June 30, 2012 and 2011, respectively, and $14.6 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of factory house and specialty store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net revenues	$369,473	$291,336	$753,862	$604,035
Cost of goods sold	200,006	156,557	409,191	324,205

Gross profit	169,467	134,779	344,671	279,830
Selling, general and administrative expenses	157,747	123,421	308,548	247,330

Income from operations	11,720	11,358	36,123	32,500
Interest expense, net	(1,320)	(297)	(2,675)	(876)
Other income (expense), net	510	(362)	592	(872)

Income before income taxes	10,910	10,699	34,040	30,752
Provision for income taxes	4,242	4,458	12,711	12,372

Net income	$6,668	$6,241	$21,329	$18,380

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.1	53.7	54.3	53.7

Gross profit	45.9	46.3	45.7	46.3
Selling, general and administrative expenses	42.7	42.4	40.9	40.9

Income from operations	3.2	3.9	4.8	5.4
Interest expense, net	(0.3)	(0.1)	(0.4)	(0.2)
Other income (expense), net	0.1	(0.1)	0.1	(0.1)

Income before income taxes	3.0	3.7	4.5	5.1
Provision for income taxes	1.2	1.6	1.7	2.1

Net income	1.8%	2.1%	2.8%	3.0%

Consolidated Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net revenues increased $78.1 million, or 26.8%, to $369.5 million for the three months ended June 30, 2012 from $291.3 million for the same period in 2011. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2012	2011	$ Change	% Change
Apparel	$252,849	$204,779	$48,070	23.5%
Footwear	67,425	46,885	20,540	43.8
Accessories	39,220	32,393	6,827	21.1

Total net sales	359,494	284,057	75,437	26.6
License revenues	9,979	7,279	2,700	37.1

Total net revenues	$369,473	$291,336	$78,137	26.8%

Net sales increased $75.4 million, or 26.6%, to $359.5 million for the three months ended June 30, 2012 from $284.1 million during the same period in 2011. The increase in net sales primarily reflects:

•	$27.3 million, or 34.8%, increase in direct to consumer sales, which includes 21 additional stores, or a 28% increase, since June 30, 2011; and

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including Fleece and our new Charged Cotton product), baselayer, underwear and running apparel product categories, along with our new Armour Bra and coldblack® products and running footwear (including our new UA Spine running shoe); and

•

increased average selling prices primarily due to a higher mix in the current year quarter of direct to consumer sales, along with increased sales of our higher priced products such as Fleece, coldblack® apparel and running footwear.

License revenues increased $2.7 million, or 37.1%, to $10.0 million for the three months ended June 30, 2012 from $7.3 million during the same period in 2011. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees, including a $1.8 million increase from our Japanese licensee as the prior year period was negatively impacted by the earthquake and tsunami.

Gross profit increased $34.7 million to $169.5 million for the three months ended June 30, 2012 from $134.8 million for the same period in 2011. Gross profit as a percentage of net revenues, or gross margin, decreased 40 basis points to 45.9% for the three months ended June 30, 2012 compared to 46.3% during the same period in 2011. The decrease in gross margin percentage was primarily driven by the following:

•

approximate 70 basis point decrease driven primarily by higher North American apparel and accessories product input costs, now including cotton. We expect North American apparel and accessories product input costs will be favorable to prior year periods during the back half of 2012; and

•

approximate 50 basis point decrease driven primarily by sales mix from a larger proportion of lower margin footwear sales, partially due to new 2012 running styles, including the debut of UA Spine. We expect the year over year margin impact of sales mix will be minimal during the back half of 2012.

These decreases were partially offset by the following:

•

approximate 50 basis point increase driven by lower apparel sales discounts and allowances as a percentage of net revenues. We expect this trend will continue during the back half of 2012, but to a lesser extent; and

•	approximate 30 basis point increase driven by improved outbound freight cost management relative to our North American wholesale business.

Selling, general and administrative expenses increased $34.3 million to $157.7 million for the three months ended June 30, 2012 from $123.4 million for the same period in 2011. As a percentage of net revenues, selling, general and administrative expenses increased to 42.7% for the three months ended June 30, 2012 from 42.4% for the same period in 2011. These changes were primarily attributable to the following:

•

Marketing costs increased $12.5 million to $46.6 million for the three months ended June 30, 2012 from $34.1 million for the same period in 2011 primarily due to increased digital marketing in connection with key media campaigns and increased marketing with North American wholesale customers to support key footwear and apparel launches. As a percentage of net revenues, marketing costs increased to 12.6% for the three months ended June 30, 2012 from 11.7% for the same period in 2011 primarily due to an increase in digital advertising and marketing support with our North American wholesale customers.

•

Selling costs increased $7.9 million to $38.6 million for the three months ended June 30, 2012 from $30.7 million for the same period in 2011. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs remained unchanged at 10.5% for the three months ended June 30, 2012 and 2011.

•

Product innovation and supply chain costs increased $8.3 million to $39.4 million for the three months ended June 30, 2012 from $31.1 million for the same period in 2011 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 10.7% for the three months ended June 30, 2012 and 2011.

•

Corporate services costs increased $5.6 million to $33.1 million for the three months ended June 30, 2012 from $27.5 million for the same period in 2011. This increase was primarily attributable to higher corporate personnel costs and information technology initiatives necessary to support our growth, offset by decreased facility expenses in connection with the Company’s acquisition of its corporate headquarters in July 2011 and lower bad debt expense. As a percentage of net revenues, corporate services costs decreased to 8.9% for the three months ended June 30, 2012 from 9.5% for the same period in 2011 primarily due to lower personnel costs as a percentage of net revenues.

Income from operations increased $0.3 million, or 3.2%, to $11.7 million for the three months ended June 30, 2012 from $11.4 million for the same period in 2011. Income from operations as a percentage of net revenues decreased to 3.2% for the three months ended June 30, 2012 from 3.9% for the same period in 2011. This decrease was primarily driven by the lower gross profit percentage and increase in marketing expenses noted above.

Interest expense, net increased $1.0 million to $1.3 million for the three months ended June 30, 2012 from $0.3 million for the same period in 2011. This increase was primarily due to the debt assumed in the acquisition of our corporate headquarters.

Other income (expense), net increased $0.9 million to $0.5 million for the three months ended June 30, 2012 from $(0.4) million for the same period in 2011. This increase was due to net gains in the current period on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to net losses in the prior year period.

Provision for income taxes decreased $0.3 million to $4.2 million during the quarter ended June 30, 2012 from $4.5 million during the same period in 2011. For the three months ended June 30, 2012, our effective tax rate was 38.9% compared to 41.7% for the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was lower than the effective tax rate for the three months ended June 30, 2011 primarily due to state tax credits received and included in our 2012 annual effective rate and discrete items recorded during 2012 which reduced income tax expense. Our annual 2012 effective tax rate is expected to be approximately 37.5%.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenues increased $149.9 million, or 24.8%, to $753.9 million for the six months ended June 30, 2012 from $604.0 million for the same period in 2011. Net revenues by product category are summarized below:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
(In thousands)
Apparel	$536,180	$435,263	$100,917	23.2%
Footwear	131,088	98,321	32,767	33.3
Accessories	68,855	55,930	12,925	23.1

Total net sales	736,123	589,514	146,609	24.9
License revenues	17,739	14,521	3,218	22.2

Total net revenues	$753,862	$604,035	$149,827	24.8%

Net sales increased $146.6 million, or 24.9%, to $736.1 million for the six months ended June 30, 2012 from $589.5 million during the same period in 2011 as noted in the table above. The increase in net sales primarily reflects:

•	$58.4 million, or 40.9%, increase in direct to consumer sales, which includes 21 additional stores, or a 28% increase, since June 30, 2011; and

•

unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training (including Fleece and our new Charged Cotton product), running, underwear, golf, basketball and hunting apparel product categories, along with our new Armour Bra and coldblack® products and running footwear (including our new UA Spine running shoe); and

•

increased average selling prices primarily due to a higher mix in the current year period of direct to consumer sales, along with increased sales of our higher priced products such as Fleece, coldblack® apparel and running footwear.

License revenues increased $3.2 million, or 22.2%, to $17.7 million for the six months ended June 30, 2012 from $14.5 million during the same period in 2011. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees, including a $1.9 million increase from our Japanese licensee as the prior year period was negatively impacted by the earthquake and tsunami.

Gross profit increased $64.9 million to $344.7 million for the six months ended June 30, 2012 from $279.8 million for the same period in 2011. Gross profit as a percentage of net revenues, or gross margin, decreased 60 basis points to 45.7% for the six months ended June 30, 2012 compared to 46.3% during the same period in 2011. The decrease in gross margin percentage was primarily driven by the following:

•

approximate 90 basis point decrease driven primarily by higher North American apparel and accessories product input costs, now including cotton. We expect North American apparel and accessories product input costs will be favorable to prior year periods during the back half of 2012; and

•

approximate 10 basis point decrease driven partially by sales mix from a larger proportion of lower margin footwear sales, primarily due to new 2012 running styles, including the debut of UA Spine. We expect the year over year margin impact of sales mix will be minimal during the back half of 2012.

These decreases were partially offset by the following:

•

approximate 40 basis point increase driven by lower apparel sales discounts and allowances as a percentage of net revenues. We expect this trend will continue during the back half of 2012, but to a lesser extent.

Selling, general and administrative expenses increased $61.2 million to $308.5 million for the six months ended June 30, 2012 from $247.3 million for the same period in 2011. As a percentage of net revenues, selling, general and administrative expenses remained unchanged at 40.9% for the six months ended June 30, 2012 and 2011. These results were primarily attributable to the following:

•

Marketing costs increased $15.2 million to $90.8 million for the six months ended June 30, 2012 from $75.6 million for the same period in 2011 primarily due to increased marketing campaigns for key apparel and footwear launches in 2012, sponsorships of collegiate and professional teams and athletes and increased digital marketing to support our key launches and marketing campaigns. As a percentage of net revenues, marketing costs decreased to 12.1% for the six months ended June 30, 2012 from 12.4% for the same period in 2011 due to decreased event sponsorships as a percentage of net revenues.

•

Selling costs increased $17.9 million to $76.4 million for the six months ended June 30, 2012 from $58.5 million for the same period in 2011. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased to 10.1% for the six months ended June 30, 2012 from 9.7% for the same period in 2011 primarily due to higher personnel and other costs incurred for the continued expansion of our factory house stores.

•

Product innovation and supply chain costs increased $16.8 million to $77.1 million for the six months ended June 30, 2012 from $60.3 million for the same period in 2011 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs increased to 10.2% for the six months ended June 30, 2012 from 10.0% for the same period in 2011 due to increased distribution facilities and personnel costs as a percentage of net revenues.

•

Corporate services costs increased $11.3 million to $64.2 million for the six months ended June 30, 2012 from $52.9 million for the same period in 2011. This increase was attributable primarily to higher corporate personnel and other costs to support the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, corporate services costs decreased to 8.5% for the six months ended June 30, 2012 from 8.8% for the same period in 2011 primarily due to decreased corporate personnel and facility expenses as a percentage of net revenues.

Income from operations increased $3.6 million, or 11.1%, to $36.1 million for the six months ended June 30, 2012 from $32.5 million for the same period in 2011. Income from operations as a percentage of net revenues decreased to 4.8% for the six months ended June 30, 2012 from 5.4% for the same period in 2011. This decrease was driven by the lower gross profit percentage noted above.

Interest expense, net increased $1.8 million to $2.7 million for the six months ended June 30, 2012 from $0.9 million for the same period in 2011. This increase was primarily due to the debt assumed in the acquisition of our corporate headquarters.

Other income (expense), net increased $1.5 million to $0.6 million for the six months ended June 30, 2012 from $(0.9) million for the same period in 2011. This increase was due to net gains in the current period on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to net losses in the prior year period.

Provision for income taxes increased $0.3 million to $12.7 million during the six months ended June 30, 2012 from $12.4 million during the same period in 2011. For the six months ended June 30, 2012, our effective tax rate was 37.3% compared to 40.2% for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was lower than the effective tax rate for the six months ended June 30, 2011 primarily due to state tax credits received and included in our 2012 annual effective rate and discrete items recorded during 2012 which reduced income tax expense. Our annual 2012 effective tax rate is expected to be approximately 37.5%.

Segment Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net revenues by geographic region are summarized below:

	Three Months Ended June 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$348,898	$277,442	$71,456	25.8%
Other foreign countries	20,575	13,894	6,681	48.1

Total net revenues	$369,473	$291,336	$78,137	26.8%

Net revenues in our North America operating segment increased $71.5 million to $348.9 million for the three months ended June 30, 2012 from $277.4 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $6.7 million to $20.6 million for the three months ended June 30, 2012 from $13.9 million for the same period in 2011 primarily due to unit sales growth to our distributors in our Asia and Latin America operating segments, along with increased license revenues from our Japanese licensee.

Operating income (loss) by geographic region is summarized below:

	Three Months Ended June 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$10,912	$12,656	$(1,744)	(13.8)%
Other foreign countries	808	(1,298)	2,106	(162.2)

Total operating income	$11,720	$11,358	$362	3.2%

Operating income in our North America operating segment decreased $1.7 million to $10.9 million for the three months ended June 30, 2012 from $12.7 million for the same period in 2011 primarily due to higher corporate costs, partially offset by the items discussed above in the Consolidated Results of Operations. Operating income (loss) in other foreign countries increased $2.1 million to $0.8 million for the three months ended June 30, 2012 from $(1.3) million for the same period in 2011 primarily due to unit sales growth and increased license revenues as discussed above, partially offset by higher costs associated with our continued investment to support our international expansion in our EMEA operating segment.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenues by geographic region are summarized below:

	Six Months Ended June 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$711,419	$573,519	$137,900	24.0%
Other foreign countries	42,443	30,516	11,927	39.1

Total net revenues	$753,862	$604,035	$149,827	24.8%

Net revenues in our North America operating segment increased $137.9 million to $711.4 million for the six months ended June 30, 2012 from $573.5 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $11.9 million to $42.4 million for the six months ended June 30, 2012 from $30.5 million for the same period in 2011 primarily due to unit sales growth by our distributors in our Asia and Latin America operating segments, unit sales growth in our EMEA operating segment, as well as increased license revenues from our Japanese licensee.

Operating income by geographic region is summarized below:

	Six Months Ended June 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$33,273	$31,211	$2,062	6.6%
Other foreign countries	2,850	1,289	1,561	121.1

Total operating income	$36,123	$32,500	$3,623	11.1%

Operating income in our North America operating segment increased $2.1 million to $33.3 million for the six months ended June 30, 2012 from $31.2 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased by $1.6 million to $2.9 million for the six months ended June 30, 2012 from $1.3 million for the same period in 2011 primarily due to unit sales growth and increased license revenues as discussed above.

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

Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are SKU rationalization, added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. With regards to SKU rationalization, we anticipate a reduction of our total number of SKUs by approximately 20% from 2011 to 2012. We anticipate our inventory growth rate will continue to be less than our net revenue growth rate in the back half of 2012.

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

Cash Flows

The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(26,835)	$(83,673)
Investing activities	(23,956)	(35,276)
Financing activities	18,707	34,668
Effect of exchange rate changes on cash and cash equivalents	(372)	95

Net decrease in cash and cash equivalents	$(32,456)	$(84,186)

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

Cash used in operating activities decreased $56.9 million to $26.8 million for the six months ended June 30, 2012 from $83.7 million during the same period in 2011. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $44.4 million, adjustments to net income for non-cash items which increased $9.5 million period over period and additional net income of $2.9 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•

a decrease in net inventory investments of $38.2 million, primarily driven by the operational initiatives put in place to improve our inventory management and increased sales through our factory house stores, as well as an increase in accounts payable of $11.8 million, partially offset by

•	a higher income taxes receivable of $3.8 million in the current period as compared to the prior period, and

•

a larger decrease in accrued expenses and other liabilities of $3.7 million in the current period as compared to the prior period primarily due to the timing of the payments for our marketing investments.

Adjustments to net income for non-cash items increased in the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to increased stock-based compensation expense and depreciation in the current period as compared to the prior period.

Investing Activities

Cash used in investing activities, which includes capital expenditures and the purchase of trust owned life insurance policies and other long term assets, decreased $11.3 million to $24.0 million for the six months ended June 30, 2012 from $35.3 million for the same period in 2011. This decrease in cash used in investing activities is primarily due to fewer factory house store openings in the current year period as compared to the prior year period, as well as decreased investments in our distribution facilities in the current period as compared to the prior period. In addition, the prior year period includes the investment in Dome Corporation, our Japanese licensee, and investments in other assets.

Capital expenditures for the full year 2012 are anticipated to be $60.0 million to $65.0 million.

Financing Activities

Cash provided by financing activities decreased $16.0 million to $18.7 million for the six months ended June 30, 2012 from $34.7 million for the same period in 2011. This decrease is primarily due to $25.0 million proceeds from our term loan, partially offset by higher excess tax benefits from stock-based compensation arrangements in the current period as compared to the prior period.

Credit Facility

We have a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balance was outstanding under the revolving credit facility during the three and six months ended June 30, 2012 or 2011, respectively.

The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of June 30, 2012 and 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of June 30, 2012, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. As of June 30, 2012, the $25.0 million term loan was outstanding. The interest rate on the term loan was 1.7% and 1.5% during the three months ended June 30, 2012 and 2011, respectively, and 1.7% and 1.5% during the six months ended June 30, 2012 and 2011, respectively. The maturity date of the term loan is March 2015, which is the end of the credit facility term. We expect to refinance the term loan and the loan assumed in the acquisition of our corporate headquarters in late 2012 or early 2013.

Long Term Debt

We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of June 30, 2012. At June 30, 2012, December 31, 2011 and June 30, 2011, the outstanding principal balance under these agreements was $11.1 million, $14.5 million and $11.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.8% and 3.9% for the three months ended June 30, 2012 and 2011, respectively, and 3.9% and 4.0% for the six months ended June 30, 2012 and 2011, respectively.

We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid prior to December 2012. We expect to refinance this loan in late 2012 or early 2013. The loan has an interest rate of 6.73%. As of June 30, 2012, the outstanding balance on the loan was $37.8 million. In addition, in connection with this loan, we were required to set aside amounts in reserve and cash collateral accounts. As of June 30, 2012 and December 31, 2011, restricted cash balances were $5.4 million and $5.0 million, respectively.

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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2011 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2011 Form 10-K. There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2012.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange and Foreign Currency Risk Management and Derivatives

We currently generate a majority of our consolidated net revenues in the U.S., and the reporting currency for our consolidated financial statements is the U.S. dollar. As our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, if we recognize foreign revenues in local foreign currencies (as we currently do in Canada and Europe) and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. These exposures are included in other income (expense), net on the consolidated statements of income.

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

Based on the foreign currency forward contracts outstanding as of June 30, 2012, we receive U.S. Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 1.02 CAD per $1.00, U.S. Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of €0.79 per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of £0.81 per €1.00. As of June 30, 2012, the notional value of our outstanding foreign currency forward contracts for our Canadian subsidiary was $30.4 million with a contract maturity of 1 month, and the notional value of our outstanding foreign currency forward contracts for our European subsidiary was $48.4 million with contract maturities of 1 month. As of June 30, 2012, the notional value of our outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items was €7.8 million, or $9.9 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in other income (expense), net on the consolidated statements of income. The fair values of our foreign currency forward contracts were liabilities of $1.5 million, $0.7 million and $1.1 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Unrealized foreign currency exchange rate gains (losses)	$(2,594)	$1,062	$(908)	$2,984
Realized foreign currency exchange rate gains (losses)	483	(133)	1,265	322
Unrealized derivative gains (losses)	(2)	(520)	552	(505)
Realized derivative gains (losses)	2,623	(771)	(317)	(3,673)

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

ITEM 6. EXHIBITS

Exhibit No.

3.01	Amended and Restated Articles of Incorporation (filed to incorporate the previously filed amendment effective June 11, 2012).

10.01	Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan and Amendment One (filed to reflect adjusted numbers for the stock split effective July 9, 2012).

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

Date: August 3, 2012	By:	/s/ BRAD DICKERSON
Brad Dickerson Chief Financial Officer