Form 10-Q
period 2012-09-30
Under Armour, Inc.
filed 2012-11-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-33202
______________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1020 Hull Street Baltimore, Maryland 21230	(410) 454-6428
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
 ______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2012, there were 83,152,708 shares of Class A Common Stock and 21,500,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Current assets
Cash and cash equivalents	$157,047	$175,384	$67,859
Accounts receivable, net	311,001	134,043	235,907
Inventories	312,158	324,409	318,888
Prepaid expenses and other current assets	42,726	39,643	31,163
Deferred income taxes	19,370	16,184	18,187
Total current assets	842,302	689,663	672,004
Property and equipment, net	170,157	159,135	163,256
Intangible assets, net	4,815	5,535	2,916
Deferred income taxes	20,544	15,885	21,268
Other long term assets	40,821	48,992	40,694
Total assets	$1,078,639	$919,210	$900,138
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$—	$30,000
Accounts payable	112,187	100,527	103,343
Accrued expenses	81,802	69,285	54,008
Current maturities of long term debt	41,552	6,882	6,046
Other current liabilities	18,300	6,913	15,967
Total current liabilities	253,841	183,607	209,364
Long term debt, net of current maturities	30,682	70,842	73,470
Other long term liabilities	35,736	28,329	25,239
Total liabilities	320,259	282,778	308,073
Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of September 30, 2012, December 31, 2011 and September 30, 2011; 83,045,895 shares issued and outstanding as of September 30, 2012, 80,992,252 shares issued and outstanding as of December 31, 2011 and 80,049,724 shares issued and outstanding as of September 30, 2011	28	27	26
Class B Convertible Common Stock, $0.0003 1/3 par value; 21,600,000 shares authorized, issued and outstanding as of September 30, 2012, 22,500,000 shares authorized, issued and outstanding as of December 31, 2011 and 23,125,000 shares authorized, issued and outstanding as of September 30, 2011	7	7	8
Additional paid-in capital	313,412	268,206	256,098
Retained earnings	443,437	366,164	333,612
Accumulated other comprehensive income	1,496	2,028	2,321
Total stockholders’ equity	758,380	636,432	592,065
Total liabilities and stockholders’ equity	$1,078,639	$919,210	$900,138
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$575,196	$465,523	$1,329,058	$1,069,558
Cost of goods sold	294,805	240,422	703,996	564,627
Gross profit	280,391	225,101	625,062	504,931
Selling, general and administrative expenses	189,411	150,136	497,959	397,466
Income from operations	90,980	74,965	127,103	107,465
Interest expense, net	(1,303)	(1,552)	(3,978)	(2,428)
Other income (expense), net	(31)	(1,193)	561	(2,065)
Income before income taxes	89,646	72,220	123,686	102,972
Provision for income taxes	32,329	26,233	45,040	38,605
Net income	$57,317	$45,987	$78,646	$64,367
Net income available per common share
Basic	$0.55	$0.45	$0.75	$0.62
Diluted	$0.54	$0.44	$0.74	$0.61
Weighted average common shares outstanding
Basic	104,515	103,116	104,228	103,058
Diluted	106,795	105,055	106,157	104,954
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$57,317	$45,987	$78,646	$64,367
Other comprehensive income:
Foreign currency translation adjustment	612	(718)	(532)	280
Total other comprehensive income	612	(718)	(532)	280
Comprehensive income	$57,929	$45,269	$78,114	$64,647
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$78,646	$64,367
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	31,755	25,968
Unrealized foreign currency exchange rate (gains) losses	(2,405)	3,638
Stock-based compensation	15,155	13,592
Gain on bargain purchase of corporate headquarters (excludes transaction costs of $1.9 million)	—	(3,300)
Loss on disposal of property and equipment	485	19
Deferred income taxes	(7,509)	(2,933)
Changes in reserves and allowances	3,861	2,934
Changes in operating assets and liabilities:
Accounts receivable	(180,065)	(135,405)
Inventories	12,593	(106,849)
Prepaid expenses and other assets	2,461	(23,358)
Accounts payable	10,205	18,848
Accrued expenses and other liabilities	17,611	2,770
Income taxes payable and receivable	11,195	13,625
Net cash used in operating activities	(6,012)	(126,084)
Cash flows from investing activities
Purchase of property and equipment	(37,550)	(45,281)
Purchase of corporate headquarters and related expenditures	—	(22,852)
Purchase of other long term assets	—	(1,153)
Purchase of long term investment	—	(3,700)
Change in restricted cash	(166)	(4,887)
Net cash used in investing activities	(37,716)	(77,873)
Cash flows from financing activities
Proceeds from revolving credit facility	—	30,000
Proceeds from term loan	—	25,000
Proceeds from long term debt	—	5,644
Payments on long term debt	(5,490)	(5,626)
Excess tax benefits from stock-based compensation arrangements	16,219	6,957
Payments of deferred financing costs	—	(2,324)
Proceeds from exercise of stock options and other stock issuances	13,193	10,320
Net cash provided by financing activities	23,922	69,971
Effect of exchange rate changes on cash and cash equivalents	1,469	(2,025)
Net decrease in cash and cash equivalents	(18,337)	(136,011)
Cash and cash equivalents
Beginning of period	175,384	203,870
End of period	$157,047	$67,859

Non-cash investing and financing activities
Debt assumed in connection with purchase of corporate headquarters	$—	$38,556
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011 (the “2011 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or any other portions thereof.
On June 11, 2012 the Board of Directors declared a two-for-one stock split of the Company’s Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on July 9, 2012. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.
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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2012	17.5%	6.0%	5.9%
Nine months ended September 30, 2011	19.2%	8.4%	6.4%
Accounts receivable
As of September 30, 2012	25.2%	8.3%	6.9%
As of December 31, 2011	25.4%	8.6%	5.5%
As of September 30, 2011	27.2%	11.2%	8.8%
Allowance for Doubtful Accounts
As of September 30, 2012, December 31, 2011 and September 30, 2011, the allowance for doubtful accounts was $3.2 million, $4.1 million and $3.7 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $9.4 million and $8.0 million for the three months ended September 30, 2012 and 2011, respectively, and $24.0 million and $18.2 million for the nine months ended September 30, 2012 and 2011, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Adopted Accounting Standards
In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.
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

3. Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Finished goods	$311,541	$323,606	$318,049
Raw materials	617	803	839
Total inventories	$312,158	$324,409	$318,888

4. Credit Facility and Long Term Debt
Credit Facility
The Company has a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three and nine months ended September 30, 2012. During the three months ended September 30, 2011, the Company borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements. The $30.0 million balance was fully repaid prior to December 31, 2011.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of September 30, 2012 and 2011. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of September 30, 2012, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on the Company’s leverage ratio as set forth in the credit agreement. As of September 30, 2012, the $25.0 million term loan was outstanding. The interest rate on the term loan was 1.7% and 1.5% during the three months ended September 30, 2012 and 2011, respectively, and 1.6% and 1.5% during the nine months ended September 30, 2012 and 2011, respectively. The maturity date of the term loan is March 2015, which is the end of the credit facility term.
Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of September 30, 2012. As of September 30, 2012, December 31, 2011 and September 30, 2011, the outstanding principal balance under these agreements was $9.6 million, $14.5 million and $16.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.6% and 3.1% for the three months ended September 30, 2012 and 2011, respectively, and 3.8% and 4.2% for the nine months ended September 30, 2012 and 2011, respectively.
The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid prior to December 2012. The loan has an interest rate of 6.73%. As of September 30, 2012, December 31, 2011 and September 30, 2011, the outstanding balances on the loan were $37.6 million, $38.2 million and $38.4 million, respectively. In addition, in connection with this loan, the Company was required to set aside amounts in reserve and cash collateral accounts. As of September 30, 2012, December 31, 2011 and September 30, 2011, restricted cash balances were $5.2 million, $5.0 million and $4.9 million, respectively. The Company intends to refinance this loan, along with a portion of the $25.0 million term loan facility noted above, during December 2012.
Interest expense was $1.3 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.

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

Financial assets and (liabilities) measured at fair value as of September 30, 2012 are set forth in the table below:

(In thousands)	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (refer to Note 8)	$—	$(1,344)	$—
TOLI policies held by the Rabbi Trust	—	4,229	—
Deferred Compensation Plan obligations	—	(3,791)	—
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
The nonrecourse loan that the Company assumed in connection with the acquisition of its corporate headquarters had a carrying value of $37.6 million, $38.2 million and $38.4 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The carrying value of the Company’s long term debt approximated its fair value as of September 30, 2012, December 31, 2011 and September 30, 2011. The fair value of the Company’s long term debt was estimated based upon interest rates for similar instruments (Level 2 input).

7. Stock-Based Compensation
In February 2012, 0.9 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The performance-based restricted stock units have vesting that is tied to the achievement of a certain combined annual operating income target for 2013 and 2014. Upon the achievement of the combined operating income target, 50% of the restricted stock units will vest on February 15, 2015 and the remaining 50% will vest on February 15, 2016. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited. As of September 30, 2012, the Company had not begun recording stock-based compensation expense for these performance-based restricted stock units as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $7.2 million would have been recorded during the nine months ended September 30, 2012 for these performance-based restricted stock units had the achievement of these operating income targets been deemed probable.
In February 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. As of March 31, 2012, the Company deemed the achievement of certain operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $2.4 million for a portion of these awards. During the nine months ended September 30, 2012, the Company recorded $3.5 million of stock based compensation expense related to these awards. Additional stock based compensation of up to $7.0 million would have been recorded from the grant date through September 30, 2012 for these performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.

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

As of September 30, 2012, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $30.7 million with a contract maturity of 1 month. As of September 30, 2012, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $47.3 million with contract maturities of 1 month. As of September 30, 2012, the notional value of the Company’s outstanding foreign currency forwards contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €7.9 million, or $10.2 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were liabilities of $1.3 million and $0.7 million as of September 30, 2012 and December 31, 2011, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $0.5 million as of September 30, 2011 and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Unrealized foreign currency exchange rate gains (losses)	$3,313	$(6,622)	$2,405	$(3,638)
Realized foreign currency exchange rate gains (losses)	(1,266)	66	(1)	388
Unrealized derivative gains	27	1,654	579	1,149
Realized derivative gains (losses)	(2,105)	3,709	(2,422)	36
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

9. Provision for Income Taxes
The effective rates for income taxes were 36.4% and 37.5% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate for the nine months ended September 30, 2012 was lower than the effective tax rate for the nine months ended September 30, 2011 primarily due to state tax credits received and included in the Company’s 2012 annual effective rate. The Company’s annual 2012 effective tax rate is expected to be approximately 37.0%.

10. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income	$57,317	$45,987	$78,646	$64,367
Net income attributable to participating securities	(115)	(230)	(236)	(451)
Net income available to common shareholders (1)	$57,202	$45,757	$78,410	$63,916
Denominator
Weighted average common shares outstanding	104,285	102,580	103,909	102,308
Effect of dilutive securities	2,280	1,940	1,929	1,896
Weighted average common shares and dilutive securities outstanding	106,565	104,520	105,838	104,204
Earnings per share - basic	$0.55	$0.45	$0.75	$0.62
Earnings per share - diluted	$0.54	$0.44	$0.74	$0.61
(1) Basic weighted average common shares outstanding	104,285	102,580	103,909	102,308
Basic weighted average common shares outstanding and participating securities	104,515	103,116	104,228	103,058
Percentage allocated to common stockholders	99.8%	99.5%	99.7%	99.3%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 88.5 thousand and 93.0 thousand shares of common stock outstanding for the three months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 141.5 thousand and 117.4 thousand shares of common stock outstanding for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net revenues
North America	$543,089	$433,646	$1,254,508	$1,006,194
Other foreign countries	32,107	31,877	74,550	63,364
Total net revenues	$575,196	$465,523	$1,329,058	$1,069,558
     Certain prior period amounts have been reclassified within the table above to conform to current year presentation. These reclassifications were immaterial to the previously issued financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Operating income
North America	$87,739	$69,618	$121,012	$100,829
Other foreign countries	3,241	5,347	6,091	6,636
Total operating income	90,980	74,965	127,103	107,465
Interest expense, net	(1,303)	(1,552)	(3,978)	(2,428)
Other income (expense), net	(31)	(1,193)	561	(2,065)
Income before income taxes	$89,646	$72,220	$123,686	$102,972

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Total assets
North America	$995,984	$842,121	$831,232
Other foreign countries	82,655	77,089	68,906
Total assets	$1,078,639	$919,210	$900,138

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Apparel	$444,643	$363,383	$980,823	$798,646
Footwear	63,153	52,034	194,241	150,355
Accessories	54,379	39,672	123,234	95,602
Total net sales	562,175	455,089	1,298,298	1,044,603
License revenues	13,021	10,434	30,760	24,955
Total net revenues	$575,196	$465,523	$1,329,058	$1,069,558

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
We are a growth company as evidenced by the increase in net revenues to $1,472.7 million in 2011 from $606.6 million in 2007. We reported net revenues of $1,329.1 million for the first nine months of 2012, which represented a 24.3% increase from the first nine months of 2011. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2012 include the Armour Bra, coldblack® technology, Under Armour scent control technology and UA Spine footwear.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs, included within selling, general and administrative expenses, were $9.4 million and $8.0 million for the three months ended September 30, 2012 and 2011, respectively, and $24.0 million and $18.2 million for the nine months ended September 30, 2012 and 2011, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net revenues	$575,196	$465,523	$1,329,058	$1,069,558
Cost of goods sold	294,805	240,422	703,996	564,627
Gross profit	280,391	225,101	625,062	504,931
Selling, general and administrative expenses	189,411	150,136	497,959	397,466
Income from operations	90,980	74,965	127,103	107,465
Interest expense, net	(1,303)	(1,552)	(3,978)	(2,428)
Other income (expense), net	(31)	(1,193)	561	(2,065)
Income before income taxes	89,646	72,220	123,686	102,972
Provision for income taxes	32,329	26,233	45,040	38,605
Net income	$57,317	$45,987	$78,646	$64,367

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.3%	51.6%	53.0%	52.8%
Gross profit	48.7%	48.4%	47.0%	47.2%
Selling, general and administrative expenses	32.9%	32.3%	37.4%	37.2%
Income from operations	15.8%	16.1%	9.6%	10.0%
Interest expense, net	(0.2)%	(0.3)%	(0.3)%	(0.2)%
Other income (expense), net	—%	(0.3)%	—%	(0.2)%
Income before income taxes	15.6%	15.5%	9.3%	9.6%
Provision for income taxes	5.6%	5.6%	3.4%	3.6%
Net income	10.0%	9.9%	5.9%	6.0%
Consolidated Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Net revenues increased $109.7 million, or 23.6%, to $575.2 million for the three months ended September 30, 2012 from $465.5 million for the same period in 2011. Net revenues by product category are summarized below:

	Three Months Ended September 30, 2012
(In thousands)	2012	2011	$ Change	% Change
Apparel	$444,643	$363,383	$81,260	22.4%
Footwear	63,153	52,034	11,119	21.4%
Accessories	54,379	39,672	14,707	37.1%
Total net sales	562,175	455,089	107,086	23.5%
License revenues	13,021	10,434	2,587	24.8%
Total net revenues	$575,196	$465,523	$109,673	23.6%

Net sales increased $107.1 million, or 23.5%, to $562.2 million for the three months ended September 30, 2012 from $455.1 million during the same period in 2011. The increase in net sales primarily reflects:

•	$32.5 million, or 31.2%, increase in direct to consumer sales, which includes 21 additional stores, or a 26% increase, since September 2011; and

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, hunting, baselayer and graphic apparel product categories, along with our new Armour Bra, coldblack and Under Armour scent control products and running footwear (including our new UA Spine running shoe).

License revenues increased $2.6 million, or 24.8%, to $13.0 million for the three months ended September 30, 2012 from $10.4 million during the same period in 2011. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees.
Gross profit increased $55.3 million to $280.4 million for the three months ended September 30, 2012 from $225.1 million for the same period in 2011. Gross profit as a percentage of net revenues, or gross margin, increased 30 basis points to 48.7% for the three months ended September 30, 2012 compared to 48.4% during the same period in 2011. The increase in gross margin percentage was primarily driven by the following:

•	approximate 30 basis point increase driven primarily by lower North American apparel product input costs, partially offset by higher North American footwear input costs; and

•	approximate 20 basis point increase driven by lower apparel sales discounts and allowances as a percentage of net revenues.
The above increases were partially offset by the below decrease:

•	approximate 20 basis point decrease driven by higher inbound air freight required to meet customer demand. We expect this negative impact will increase through the remainder of 2012.
Selling, general and administrative expenses increased $39.3 million to $189.4 million for the three months ended September 30, 2012 from $150.1 million for the same period in 2011. As a percentage of net revenues, selling, general and administrative expenses increased to 32.9% for the three months ended September 30, 2012 compared to 32.3% for the same period in 2011. These changes were primarily attributable to the following:

•
Marketing costs increased $17.2 million to $65.6 million for the three months ended September 30, 2012 from $48.4 million for the same period in 2011 primarily due to increased marketing campaigns for key apparel and footwear launches in 2012 and sponsorship of collegiate and professional teams and athletes, including Tottenham Hotspur Football Club. As a percentage of net revenues, marketing costs increased to 11.4% for the three months ended September 30, 2012 from 10.4% for the same period in 2011 primarily due to an increase in advertising in connection with key media campaigns.

•
Selling costs increased $9.3 million to $45.7 million for the three months ended September 30, 2012 from $36.4 million for the same period in 2011. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs remained unchanged at 7.9% for the three months ended September 30, 2012 and 2011.

•
Product innovation and supply chain costs increased $7.0 million to $42.9 million for the three months ended September 30, 2012 from $35.9 million for the same period in 2011 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs decreased slightly to 7.5% for the three months ended September 30, 2012 compared to 7.7% for the same period in 2011.

•
Corporate services costs increased $5.8 million to $35.2 million for the three months ended September 30, 2012 from $29.4 million for the same period in 2011. This increase was primarily attributable to higher corporate personnel cost and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased slightly to 6.1% for the three months ended September 30, 2012 compared to 6.3% for the same period in 2011.

Income from operations increased $16.0 million, or 21.4%, to $91.0 million for the three months ended September 30, 2012 from $75.0 million for the same period in 2011. Income from operations as a percentage of net revenues decreased to 15.8% for the three months ended September 30, 2012 from 16.1% for the same period in 2011. This decrease was primarily driven by an increase in marketing expenses, partially offset by the higher gross profit percentage noted above.
Interest expense, net decreased $0.3 million to $1.3 million for the three months ended September 30, 2012 from $1.6 million for the same period in 2011. This decrease was primarily due to interest on borrowings under our revolving credit facility during the three months ended September 30, 2011. No balances were outstanding under the revolving credit facility during the three months ended September 30, 2012.
Other expense, net decreased $1.2 million to $31.0 thousand for the three months ended September 30, 2012 from $1.2 million for the same period in 2011. This decrease was due to lower net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.

Provision for income taxes increased $6.1 million to $32.3 million during the three months ended September 30, 2012 from $26.2 million during the same period in 2011. For the three months ended September 30, 2012, our effective tax rate was 36.1% compared to 36.3% for the same period in 2011. Our annual 2012 effective tax rate is projected to be approximately 37.0%.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net revenues increased $259.5 million, or 24.3%, to $1,329.1 million for the nine months ended September 30, 2012 from $1,069.6 million for the same period in 2011. Net revenues by product category are summarized below:

	Nine Months Ended September 30, 2012
(In thousands)	2012	2011	$ Change	% Change
Apparel	$980,823	$798,646	$182,177	22.8%
Footwear	194,241	150,355	43,886	29.2%
Accessories	123,234	95,602	27,632	28.9%
Total net sales	1,298,298	1,044,603	253,695	24.3%
License revenues	30,760	24,955	5,805	23.3%
Total net revenues	$1,329,058	$1,069,558	$259,500	24.3%
Net sales increased $253.7 million, or 24.3%, to $1,298.3 million for the nine months ended September 30, 2012 from $1,044.6 million during the same period in 2011 as noted in the table above. The increase in net sales primarily reflects:

•	$90.9 million, or 36.8%, increase in direct to consumer sales, which includes 21 additional stores, or a 26% increase, since September 30, 2011;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, hunting, running, and underwear apparel product categories, along with our new Armour Bra, coldblack and Under Armour scent control products and running footwear (including our new UA Spine running shoe); and

•
increased average selling prices due to a higher mix in the current year period of direct to consumer sales, along with increasing sales of our higher priced products such as Fleece, coldblack apparel and UA Spine running footwear.

License revenues increased $5.8 million, or 23.3%, to $30.8 million for the nine months ended September 30, 2012 from $25.0 million during the same period in 2011. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees.

Gross profit increased $120.2 million to $625.1 million for the nine months ended September 30, 2012 from $504.9 million for the same period in 2011. Gross profit as a percentage of net revenues, or gross margin, decreased 20 basis points to 47.0% for the nine months ended September 30, 2012 compared to 47.2% during the same period in 2011. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 15 basis point decrease driven by sales mix, primarily in the first six months of the year. The sales mix impact was partially driven by increased sales of excess inventory through our Factory House outlet stores at lower prices, along with a larger proportion of lower margin footwear sales. We expect the negative margin impact of sales mix will continue through the remainder of 2012;

•	approximate 10 basis point decrease driven primarily by higher North American product input costs; and

•
approximate 10 basis point decrease driven by higher outbound freight costs due to both higher fuel charges and an increased volume of expedited shipments related to our web business primarily during the first three months of 2012, along with higher inbound air freight required to meet customer demand during the three months ended September 30, 2012. We expect these negative inbound air freight impacts will increase through the remainder of 2012.

The above decreases were partially offset by the below increase:

•	approximate 20 basis point increase driven by lower apparel sales discounts and allowances as a percentage of net revenues.
Selling, general and administrative expenses increased $100.5 million to $498.0 million for the nine months ended September 30, 2012 from $397.5 million for the same period in 2011. As a percentage of net revenues, selling, general and administrative expenses increased to 37.4% for the nine months ended September 30, 2012 compared to 37.2% for the same period in 2011. These changes were primarily attributable to the following:

•
Marketing costs increased $32.4 million to $156.4 million for the nine months ended September 30, 2012 from $124.0 million for the same period in 2011 primarily due to increased marketing campaigns for key apparel and footwear launches in 2012 and sponsorship of collegiate and professional teams and athletes, including Tottenham Hotspur Football Club. As a percentage of net revenues, marketing costs increased slightly to 11.8% for the nine months ended September 30, 2012 compared to 11.6% for the same period in 2011.

•
Selling costs increased $27.1 million to $122.1 million for the nine months ended September 30, 2012 from $95.0 million for the same period in 2011. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel and higher selling personnel costs. As a percentage of net revenues, selling costs increased slightly to 9.2% for the nine months ended September 30, 2012 compared to 8.9% for the same period in 2011.

•
Product innovation and supply chain costs increased $23.8 million to $120.0 million for the nine months ended September 30, 2012 from $96.2 million for the same period in 2011 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 9.0% for the nine months ended September 30, 2012 and 2011.

•
Corporate services costs increased $17.2 million to $99.5 million for the nine months ended September 30, 2012 from $82.3 million for the same period in 2011. This increase was primarily attributable to higher corporate personnel cost and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased slightly to 7.4% for the nine months ended September 30, 2012 compared to 7.7% for the same period in 2011.

Income from operations increased $19.6 million, or 18.3%, to $127.1 million for the nine months ended September 30, 2012 from $107.5 million for the same period in 2011. Income from operations as a percentage of net revenues decreased to 9.6% for the nine months ended September 30, 2012 from 10.0% for the same period in 2011. This decrease was driven by the lower gross profit percentage and an increase in marketing expenses as noted above.
Interest expense, net increased $1.6 million to $4.0 million for the nine months ended September 30, 2012 from $2.4 million for the same period in 2011. This increase was primarily due to the debt assumed in the acquisition of our corporate headquarters.
Other income (expense), net increased $2.7 million to $0.6 million for the nine months ended September 30, 2012 from $(2.1) million for the same period in 2011. This increase was due to net gains in the current period on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to net losses in the prior year period.

Provision for income taxes increased $6.4 million to $45.0 million during the nine months ended September 30, 2012 from $38.6 million during the same period in 2011. For the nine months ended September 30, 2012, our effective tax rate was 36.4% compared to 37.5% for the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was lower than the effective tax rate for the nine months ended September 30, 2011 primarily due to state tax credits received and included in our 2012 annual effective rate. Our annual 2012 effective tax rate is expected to be approximately 37.0%.
Segment Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Net revenues by geographic region are summarized below:

	Three Months Ended September 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$543,089	$433,646	$109,443	25.2%
Other foreign countries	32,107	31,877	$230	0.7%
Total net revenues	$575,196	$465,523	$109,673	23.6%
Net revenues in our North America operating segment increased $109.4 million to $543.1 million for the three months ended September 30, 2012 from $433.6 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $0.2 million to $32.1 million for the three months ended September 30, 2012 from $31.9 million for the same period in 2011 primarily due to unit sales growth in our EMEA operating segment, as well as increased license revenue from our Japanese licensee, partially offset by decreased shipments of introductory footwear product to our Japanese licensee.

Operating income by geographic region is summarized below:

	Three Months Ended September 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$87,739	$69,618	$18,121	26.0%
Other foreign countries	3,241	5,347	(2,106)	(39.4)%
Total operating income	$90,980	$74,965	$16,015	21.4%
Operating income in our North America operating segment increased $18.1 million to $87.7 million for the three months ended September 30, 2012 from $69.6 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased $2.1 million to $3.2 million for the three months ended September 30, 2012 from $5.3 million for the same period in 2011 primarily due to the timing of shipments to our distributors in our Latin America operating segment and higher costs associated with our continued investment to support our international expansion in our EMEA, Asia, and Latin America operating segments.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net revenues by geographic region are summarized below:

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$1,254,508	$1,006,194	$248,314	24.7%
Other foreign countries	74,550	63,364	11,186	17.7%
Total net revenues	$1,329,058	$1,069,558	$259,500	24.3%
Net revenues in our North America operating segment increased $248.3 million to $1,254.5 million for the nine months ended September 30, 2012 from $1,006.2 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $11.2 million to $74.6 million for the nine months ended September 30, 2012 from $63.4 million for the same period in 2011 primarily due to unit sales growth in our EMEA operating segment and increased license revenues from our Japanese licensee, partially offset by decreased shipments of introductory footwear product to our Japanese licensee.

Operating income by geographic region is summarized below:

	Nine Months Ended September 30,
(In thousands)	2012	2011	$ Change	% Change
North America	$121,012	$100,829	$20,183	20.0%
Other foreign countries	6,091	6,636	(545)	(8.2)%
Total operating income	$127,103	$107,465	$19,638	18.3%
Operating income in our North America operating segment increased $20.2 million to $121.0 million for the nine months ended September 30, 2012 from $100.8 million for the same period in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased by $0.5 million to $6.1 million for the nine months ended September 30, 2012 from $6.6 million for the same period in 2011 primarily due to higher costs associated with our continued investment to support our international expansion in our EMEA, Asia, and Latin America operating segments, partially offset by unit sales growth and increased license revenue discussed above.

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
Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are SKU rationalization, added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. We anticipate our inventory growth rate will continue to be less than our net revenue growth rate through the remainder of 2012.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(6,012)	$(126,084)
Investing activities	(37,716)	(77,873)
Financing activities	23,922	69,971
Effect of exchange rate changes on cash and cash equivalents	1,469	(2,025)
Net decrease in cash and cash equivalents	$(18,337)	$(136,011)
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
Cash used in operating activities decreased $120.1 million to $6.0 million for the nine months ended September 30, 2012 from $126.1 million during the same period in 2011. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $104.4 million, adjustments to net income for non-cash items which increased $1.4 million period over period and additional net income of $14.3 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a decrease in net inventory investments of $119.4 million, primarily driven by success around our inventory management initiatives, along with delays in product receipts due to certain supplier challenges, and

•
a larger decrease in prepaid expenses and other assets of $25.8 million in the current period as compared to the prior period, primarily due to income taxes paid in the prior period related to our tax planning strategies currently being recognized in income tax expense and the timing of payments for our marketing investments, partially offset by

•
a larger increase in accounts receivable of $44.7 million in the current period as compared to the prior period primarily due to the 23.5% increase in net sales during the third quarter of 2012, coupled with an increased mix of sales to customers with payment terms at the higher end of our standard terms.

Adjustments to net income for non-cash items increased in the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to increased stock-based compensation expense and depreciation in the current period as compared to the prior period, partially offset by unrealized foreign currency exchange rate gains in 2012 as compared to unrealized foreign currency exchange rate losses in 2011.
Investing Activities
Cash used in investing activities, which includes capital expenditures and the purchase of other long term assets, decreased $40.2 million to $37.7 million for the nine months ended September 30, 2012 from $77.9 million for the same period in 2011. This decrease in cash used in investing activities is primarily due to the acquisition of our corporate headquarters in the prior period, as well as fewer factory house store openings in the current year period as compared to the prior period. In addition, the prior year period includes the investment in Dome Corporation, our Japanese licensee, and investments in other assets.
Capital expenditures for the full year 2012 are anticipated to be $63.0 million to $65.0 million.
Financing Activities
Cash provided by financing activities decreased $46.1 million to $23.9 million for the nine months ended September 30, 2012 from $70.0 million for the same period in 2011. This decrease is primarily due to borrowings under our revolving credit facility of $30.0 million to fund seasonal working capital requirements and $25.0 million proceeds from our term loan during the prior year period. This decrease is partially offset by higher excess tax benefits from stock-based compensation arrangements in the current period as compared to the prior period.

Credit Facility
We have a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million, in addition to a $25.0 million term loan facility. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three and nine months ended September 30, 2012. During the three months ended September 30, 2011, we borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements. The $30.0 million balance was fully repaid prior to December 31, 2011.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of September 30, 2012 and 2011. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of September 30, 2012, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 1.75%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 0.75%). The credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.35%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. As of September 30, 2012, the $25.0 million term loan was outstanding. The interest rate on the term loan was 1.7% and 1.5% during the three months ended September 30, 2012 and 2011, respectively, and 1.6% and 1.5% during the nine months ended September 30, 2012 and 2011, respectively. The maturity date of the term loan is March 2015, which is the end of the credit facility term.

Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $21.5 million was available for additional financing as of September 30, 2012. As of September 30, 2012, December 31, 2011 and September 30, 2011, the outstanding principal balance under these agreements was $9.6 million, $14.5 million and $16.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.6% and 3.1% for the three months ended September 30, 2012 and 2011, respectively, and 3.8% and 4.2% for the nine months ended September 30, 2012 and 2011, respectively.
We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately ten years with a scheduled maturity date of March 1, 2013. The loan includes a balloon payment of $37.3 million due at maturity, and may not be prepaid prior to December 2012. The loan has an interest rate of 6.73%. As of September 30, 2012, December 31, 2011 and September 30, 2011, the outstanding balances on the loan were $37.6 million, $38.2 million and $38.4 million, respectively. In addition, in connection with this loan, we were required to set aside amounts in reserve and cash collateral accounts. As of September 30, 2012, December 31, 2011 and September 30, 2011, restricted cash balances were $5.2 million, $5.0 million and $4.9 million, respectively. We intend to refinance this loan, along with a portion of the $25.0 million term loan facility noted above, during December 2012.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2011 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2011 Form 10-K. There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2012.
Recently Adopted Accounting Standards
In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement did not have an impact on our consolidated financial statements.
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

Based on the foreign currency forward contracts outstanding as of September 30, 2012, we receive U.S. Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 0.98 CAD per $1.00, U.S. Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of €0.78 per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of £0.80 per €1.00. As of September 30, 2012, the notional value of our outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on our Canadian subsidiary’s intercompany transactions was $30.7 million with a contract maturity of 1 month. As of September 30, 2012, the notional value of our outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on our European subsidiary’s intercompany transactions was $47.3 million with contract maturities of 1 month. As of September 30, 2012, the notional value of our outstanding foreign currency forwards contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €7.9 million, or $10.2 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of our foreign currency forward contracts were liabilities of $1.3 million and $0.7 million as of September 30, 2012 and December 31, 2011, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of our foreign currency forward contracts were assets of $0.5 million as of September 30, 2011 and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Unrealized foreign currency exchange rate gains (losses)	$3,313	$(6,622)	$2,405	$(3,638)
Realized foreign currency exchange rate gains (losses)	(1,266)	66	(1)	388
Unrealized derivative gains	27	1,654	579	1,149
Realized derivative gains (losses)	(2,105)	3,709	(2,422)	36

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
Date: November 8, 2012