Form 10-K
period 2012-12-31
Under Armour, Inc.
filed 2013-02-25
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-33202
_____________________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $3,682,610,640.
As of January 31, 2013, there were 83,469,813 shares of Class A Common Stock and 21,300,000 shares of Class B Convertible Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013 are incorporated by reference in Part III of this Form 10-K.

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
Our net revenues are generated primarily from the wholesale distribution of our products to national, regional, independent and specialty retailers. We also generate net revenue from product licensing and from the sale of our products through our direct to consumer sales channel, which includes sales through our factory house and specialty stores and websites. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, we sell our products in China and certain countries in Europe. A third party licensee sells our products in Japan and distributors sell our products in other foreign countries. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by unaffiliated manufacturers operating in 14 countries outside of the United States.
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
Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2012, sales of apparel, footwear and accessories represented 76%, 13% and 9% of net revenues, respectively. Licensing arrangements for the sale of our products represented the remaining 2% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.
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
ALLSEASONGEAR® is designed to be worn in between extreme temperatures and uses technical fabrics to keep the wearer cool and dry in warmer temperatures while preventing a chill in cooler temperatures.

Footwear
We began offering footwear for men, women and youth in 2006, and each year we have expanded our footwear offerings. Our footwear offerings include football, baseball, lacrosse, softball and soccer cleats, slides, performance training footwear, running footwear, basketball footwear and hunting boots. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control.
Accessories
Accessories includes the sale of headwear, bags and gloves. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.
We also have agreements with our licensees to develop Under Armour accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. During 2012, our licensees offered socks, team uniforms, baby and kids’ apparel, eyewear and inflatable footballs and basketballs that feature performance advantages and functionality similar to our other product offerings. License revenues generated from the sale of these accessories are included in our net revenues.
Marketing and Promotion
We currently focus on marketing and selling our products to consumers primarily for use in athletics, fitness, training and outdoor activities. We seek to drive consumer demand by building brand equity and awareness that our products deliver advantages that help athletes perform better.
Sports Marketing
Our marketing and promotion strategy begins with providing and selling our products to high-performing athletes and teams on the high school, collegiate and professional levels. We execute this strategy through outfitting agreements, professional and collegiate sponsorships, individual athlete agreements and by providing and selling our products directly to team equipment managers and to individual athletes. As a result, our products are seen on the field, giving them exposure to various consumer audiences through the internet, television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes.
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
Internationally, we are providing and selling our products to European soccer and rugby teams. Beginning with the 2012 season, we provide the Tottenham Hotspur Football Club with performance apparel, including training wear and playing kit for the Club’s First and Academy teams, together with replica product for the Club’s supporters around the world. We’re the official technical kit supplier to the Welsh Rugby Union and have exclusive retail rights on the replica products.
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
Media
We feature our products in a variety of national digital, broadcast, out-of-home and print media outlets. We also utilize social marketing to engage consumers and promote conversation around our brand and our products.
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
Sales and Distribution
The majority of our sales are generated through wholesale channels which include national and regional sporting goods chains, independent and specialty retailers, department store chains, institutional athletic departments and leagues and teams. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations and through licensees.
We also sell our products directly to consumers through our own network of specialty and factory house stores in our North American Operating Segment, and through our website operations in the United States, Canada and certain countries in Europe. These factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our specialty stores, consumers experience our brand first-hand and have broader access to our performance products. In 2012, sales through our wholesale, direct to consumer and licensing channels represented 69%, 29% and 2% of net revenues, respectively.
We operate in four geographic segments: (1) North America, (2) Europe, the Middle East and Africa (“EMEA”), (3) Asia, and (4) Latin America. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. While our international operating segments are currently not material and we combine them into other foreign countries for reporting purposes, we believe that the trend toward performance products is global. We plan to continue to introduce our products and simple merchandising story to athletes throughout the world. We are introducing our performance apparel, footwear and accessories in a manner consistent with our past brand-building strategy, including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers. The following table presents net revenues by geographic distribution for each of the years ending December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$1,726,733	94.1%	$1,383,346	93.9%	$997,816	93.8%
Other foreign countries	108,188	5.9	89,338	6.1	66,111	6.2
Total net revenues	$1,834,921	100.0%	$1,472,684	100.0%	$1,063,927	100.0%
North America
North America accounted for 94% of our net revenues for 2012. We sell our branded apparel, footwear and accessories in North America through our wholesale and our own direct to consumer channels. In 2012, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of 22% of our total net revenues in 2012, and one of these customers individually accounted for at least 10% of our net revenues in 2012.
Our direct to consumer sales are generated primarily through our specialty and factory house stores and websites. As of December 31, 2012, we had 102 factory house stores in North America, of which the majority is located at outlet centers on the East Coast of the United States. In 2012, we opened our first factory house store in Canada. As of December 31, 2012, we had 5 specialty stores in North America, located near Annapolis, Maryland, Chicago, Illinois, Boston, Massachusetts, Washington, D.C., and Vail, Colorado. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
In addition, we earn licensing income in North America based on our licensees’ sale of socks, team uniforms, baby and kids’ apparel, eyewear and inflatable footballs and basketballs, as well as the distribution of our products to college bookstores and golf pro shops. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly.
We distribute the majority of our products sold to our North American wholesale customers and our own retail stores from distribution centers of approximately 703.6 thousand square feet that we lease and operate approximately 15 miles from our corporate headquarters in Baltimore, Maryland. In addition, we distribute our products in North America through a third-

party logistics provider with primary locations in California and in Florida. In late 2011, we began leasing a new distribution facility in California of approximately 1,197.0 thousand square feet which is also operated by this provider. The agreement with this provider continues until May 2023. In some instances, we arrange to have products shipped from the independent factories that manufacture our products directly to customer-designated facilities.

Other Foreign Countries
Only 6% of our net revenues were generated outside of North America in 2012. We believe the future success of our brand is dependent on developing our business outside of North America.
EMEA
We sell our apparel, footwear and accessories to approximately four thousand retail stores and through our websites in certain European countries. We also sell our apparel, footwear and accessories to independent distributors in various European countries where we do not have direct sales operations. In addition, we sell our branded products to soccer, running and golf clubs in the United Kingdom, soccer teams in France, Germany, Greece, Ireland, Italy, Spain and Sweden, as well as First Division Rugby clubs in France, Ireland, Italy and the United Kingdom. In 2012, we began selling the Tottenham Hotspur Football Club replica product for the Club’s supporters around the world.
We generally distribute our products to our retail customers and e-commerce consumers in EMEA through a third-party logistics provider based out of Venlo, The Netherlands. This agreement continues until April 2014.
Asia
Since 2002 we have had a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. We are actively involved with this licensee to develop variations of our products for the different sizes, sports interests and preferences of the Japanese consumer. Our branded products are now sold in Japan to professional sports teams, including Omiya Ardija, a professional soccer club in Saitama, Japan, as well as baseball and other soccer teams, and to independent specialty stores and large sporting goods retailers. We made a cost-based minority investment in Dome Corporation in January 2011.
We also sell our apparel, footwear and accessories to independent distributors in Australia and New Zealand where we do not have direct sales operations.
As of December 31, 2012, we had 2 specialty stores located in Shanghai, China. We generally distribute our products to our retail customers in Asia through a third-party logistics provider based out of Hong Kong.
Latin America
We sell to Latin American consumers through independent distributors in Latin American countries where we do not have direct sales operations. We generally distribute our products to these independent distributors through our distribution facilities in the United States.
Seasonality
Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2012, 2011 and 2010, respectively. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.
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
Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our CHARGED COTTON® products, which are made from natural cotton but perform like our synthetic products, drying faster and wicking away moisture from the body, and our Storm Fleece products with a unique, water-resistant finish that repels water, without stifling airflow. In 2012, in partnership with Swiss Company, Schoeller, we launched coldblack® technology which repels heat created from the sun to keep the wearer cooler outside.
Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2012, approximately 50% to 55% of the fabric used in our products came from five suppliers. These fabric suppliers have locations in China, Malaysia, Mexico, Taiwan and Vietnam. We continue to seek new suppliers and believe, although there can be no assurance, that this concentration will decrease over time. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products, that may be subject to price fluctuations and shortages. In 2011, we introduced CHARGED COTTON® products which primarily use cotton fabrics that also may be subject to price fluctuations and shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2012, ten manufacturers produced approximately 49% of our products. In 2012, our products were manufactured by 27 primary manufacturers, operating in 14 countries, with approximately 53% of our products manufactured in Asia, 19% in Central and South America,18% in the Middle East and 8% in Mexico. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have a subsidiary in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for apparel and a subsidiary in Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for footwear and accessories.
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

Intellectual Property
We believe we own the internally developed material trademarks used in connection with the marketing, distribution and sale of all our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and several other foreign countries in which we sell or plan to sell our products. We also own trademark registrations for UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, I WILL®,THE ADVANTAGE IS UNDENIABLE ®, ARMOUR BRA®, MPZ®, BOXERJOCK®, RECHARGE®, COMBINE®, CHARGED COTTON®, MICRO G® and several other trademarks, including numerous trademarks that incorporate the term ARMOUR such as ARMOURBITE®, ARMOURLOFT®, ARMOURSTORM®, ARMOUR FLEECE®, BABY ARMOUR®, and several others. In addition, we have applied to register numerous other trademarks including ARE YOU FROM HERE?TM, ARMOUR39TM and COLDGEAR INFRAREDTM. We also own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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
The intellectual property rights in much of the technology, materials and processes used to manufacture our products are often owned or controlled by our suppliers. However, we seek to protect certain innovative products and features that we believe to be new, strategic and important to our business. In 2012, we filed several patent applications in connection with certain of our products and designs that we believe offer a unique utility or function. We will continue to file patent applications where we deem appropriate to protect our inventions and designs, and we expect the number of applications to grow as our business grows and as we continue to innovate.
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
Employees
As of December 31, 2012, we had approximately fifty nine hundred employees, including approximately thirty two hundred in our factory house and specialty stores and nine hundred at our distribution facilities. Approximately nineteen hundred of our employees were full-time. Most of our employees are located in the United States and none of our employees are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex business, including new and expanded domestic and international distribution channels;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and retain the services of our senior management and key employees.
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
In 2012, approximately 22% of our net revenues were generated from sales to our two largest customers. We currently do not enter into long term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of a global business and as a result our brand image, net revenues and profitability may decline.
We have expanded our operations rapidly since our inception and our net revenues have increased to $1,834.9 million in 2012 from $725.2 million in 2008. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. In addition, as our business becomes more complex through the introduction of more new products and the expansion of our distribution channels, including additional specialty and factory house stores and expanded distribution in malls and department stores, and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and a decrease in net revenues and net income.
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
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we currently do not own any fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, more experience in global markets and greater economies of scale. In addition, our competitors have long term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in customer requirements;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory that has been written down or written off;

•	devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other disputes.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2012, ten manufacturers produced approximately 49% of our products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes at various ports or at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.
Our limited operating experience and limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.
Our future growth depends in part on our expansion efforts outside of the North America. During the year ended December 31, 2012, 94% of our net revenues were earned in North America. We have limited experience with regulatory environments and market practices outside of North America, and may face difficulties in expanding to and successfully operating in markets outside of North America. In connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.
The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.
In 2012, our products were manufactured by 27 primary manufacturers, operating in 14 countries. Of these, ten manufactured approximately 49% of our products, at locations in Cambodia, China, El Salvador, Honduras, Jordan, Mexico, Nicaragua and the Philippines. During 2012, approximately 53% of our products were manufactured in Asia, 19% in Central and South America,18% in the Middle East and 8% in Mexico. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

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
Our revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations will be considered an event of default under the credit agreement. A default under the credit agreement could cause the lenders to accelerate the timing of payments and exercise their lien on essentially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. There were no amounts outstanding under our revolving credit facility as of December 31, 2012.
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
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and net income. These variations are primarily related to increased sales of our products during the fall season, reflecting our historical strength in fall sports, and the seasonality of sales of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2012, 2011 and 2010, respectively.
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
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from two nearby locations in Maryland, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor difficulties. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
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
Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Kevin A. Plank, our founder, Chairman, Chief Executive Officer and President. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.
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
Kevin Plank, our Chairman, Chief Executive Officer and President controls the majority of the voting power of our common stock.
Our Class A Common Stock, or Class A Stock, has one vote per share and our Class B Convertible Common Stock, or Class B Stock, has 10 votes per share. Our Chairman, Chief Executive Officer and President, Kevin A. Plank, beneficially owns all outstanding shares of Class B Stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control. The Class B Stock automatically converts to Class A Stock when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B Stock outstanding. Otherwise the Class B Stock does not convert to Class A Stock until Mr. Plank's death or disability. As a result, Mr. Plank can retain his voting control even after he is no longer affiliated with the Company.
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
Our success depends in large part on our brand image. We believe our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. There may be obstacles that arise as we expand our product line and geographic scope of our marketing. From time to time, we have received or brought claims relating to intellectual property rights of others, and we expect such claims will continue or increase, particularly as we expand our business and the number of products we offer. Any such claim, regardless of its merit, could be expensive and time consuming to defend or prosecute. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.
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
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland. We own part and lease part of this office complex. We believe that our current location will be sufficient for the operation of our business over the next twelve months. Our primary distribution facilities are in Glen Burnie, Maryland and Rialto, California. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. We may expand to additional distribution facilities in the future.
The location, general use, approximate size and lease term, if applicable, of our material properties as of December 31, 2012 are set forth below:

Location	Use	Approximate Square Feet	Lease End Date
Baltimore, MD	Corporate headquarters	543,000	(1)
Amsterdam, The Netherlands	European headquarters	11,900	December 2015
Glen Burnie, MD	Distribution facilities, 17,000 square foot quick-turn, Special Make-Up Shop manufacturing facility and 6,000 square foot factory house store	703,600	(2)
Rialto, CA	Distribution facility	1,197,000	May 2023
Denver, CO	Sales office	6,000	August 2013
Ontario, Canada	Sales office	17,100	December 2016
Panama	International management office	4,100	October 2015
Guangzhou, China	Quality assurance & sourcing for footwear	4,600	December 2014
Hong Kong	Quality assurance & sourcing for apparel	20,900	September 2014
Shanghai, China	Sales and marketing office	16,700	December 2014
Various	Retail store space	539,300	(3)

(1)
Includes 400.0 thousand square feet of office space that we purchased during 2011 and 143.0 thousand square feet that we are leasing with an option to renew in December 2015. Of the 400.0 thousand square feet of office space we own, 141.4 thousand square feet is leased to third party tenants with remaining lease terms ranging from 1 month to 13.5 years. We intend to occupy additional space as it becomes available.

(2)
Includes a 359.0 thousand square foot facility with an option to renew in September 2021 and a 308.0 thousand square foot facility with an option to renew in December 2016. Also includes a lease for 36.0 thousand square feet within a 161.3 thousand square foot facility with a lease term through September 2021, expanding to 161.3 thousand square feet in July 2013.

(3)
Includes one hundred eight factory house and specialty stores located in the United States, Canada and China with lease end dates of July 2013 through October 2022. We also have an additional factory house store which is included in the Glen Burnie, Maryland location in the table above. Excluded in the table above are executed lease agreements for factory house stores that we did not yet occupy as of December 31, 2012. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in various legal proceedings. We believe all such litigation is routine in nature and incidental to the conduct of our business, and we believe no such litigation will have a material adverse effect on our financial condition, cash flows or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are:

Name	Age	Position
Kevin A. Plank	40	Chairman, Chief Executive Officer and President
Byron K. Adams, Jr.	58	Chief Performance Officer, Member of the Board of Directors
Brad Dickerson	48	Chief Financial Officer
Kip J. Fulks	40	Chief Operating Officer
Karl-Heinz Maurath	51	President, International
Matthew C. Mirchin	53	Senior Vice President, Global Brand & Sports Marketing
Adam Peake	44	Senior Vice President of U.S. Sales
Henry B. Stafford	38	Senior Vice President of Apparel
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
Karl-Heinz Maurath has been President of International since September 2012. Prior to joining our Company, he served for 22 years in various leadership positions with adidas, including Senior Vice President, adidas Group Latin America, from 2003 to 2012 with overall responsibility for Latin America including the Reebok and Taylor Made businesses and Vice President, adidas Nordic, from 2000 to 2003 responsible for its business in the Nordic region and the Baltic states. Prior thereto, Mr. Maurath served in other management positions for adidas, including Managing Director of its business in Sweden and Thailand and Area Manger of sales and marketing for its distributor and licensee businesses in Scandinavia and Latin America.
Matthew C. Mirchin has been Senior Vice President, Global Brand and Sports Marketing since March 2012. Prior to that, he served as Senior Vice President of Sports Marketing from January 2010 to February 2012, Senior Vice President of North American Sales from March 2008 to December 2009, Vice President of North American Sales from March 2006 to February 2008 and Vice President of U.S. Sales from May 2005 to February 2006. Prior to joining our Company, Mr. Mirchin served as President of Retail and Team Sports from 2002 to 2005 and President of Team Sports from 2001 to 2002 for Russell Athletic. Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001 and started his career with the NBA.
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

Henry B. Stafford has been Senior Vice President of Apparel, Outdoor & Accessories since September 2011. Prior to that, he served as Senior Vice President of Apparel from June 2010 to August 2011. Prior to joining our company, he worked with American Eagle Outfitters as Senior Vice President and Chief Merchandising Officer of The AE Brand from April 2007 to May 2010, General Merchandise Manager and Senior Vice President of Men's and AE Canadian Division from April 2005 to March 2007 and General Merchandise Manager and Vice President of Men's from September 2003 to March 2005. Prior thereto, Mr. Stafford served in a variety of capacities for Old Navy from 1998 to 2003, including Divisional Merchandising Manager for Men's Tops from 2001 to 2003, and served as a buyer for Abercrombie and Fitch from 1996 to 1998.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2013, there were 1,158 record holders of our Class A Common Stock and 5 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2012 and 2011.

	High	Low
2012
First Quarter (January 1 – March 31)	$49.68	$35.13
Second Quarter (April 1 – June 30)	$53.93	$44.30
Third Quarter (July 1 – September 30)	$60.96	$44.07
Fourth Quarter (October 1 – December 31)	$60.20	$46.11
2011
First Quarter (January 1 – March 31)	$35.35	$25.89
Second Quarter (April 1 – June 30)	$40.00	$30.78
Third Quarter (July 1 – September 30)	$41.48	$26.31
Fourth Quarter (October 1 – December 31)	$43.70	$31.25
Stock Split
On June 11, 2012 the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on July 9, 2012. Stockholders' equity and all references to share and per share amounts herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.
Dividends
No cash dividends were declared or paid during 2012 or 2011 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,418,292	$15.31	11,701,814
Equity compensation plans not approved by security holders	960,000	$18.50	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 2.3 million restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 10.2 million shares of our Class A Common Stock under our Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 1.5 million shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.

The number of securities issued under equity compensation plans not approved by security holders includes 960.0 thousand fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights. Refer to Note 12 to the Consolidated Financial Statements for a further discussion on the warrants.
Recent Sales of Unregistered Equity Securities
From January 31, 2012 through December 27, 2012, we issued 30.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to employees at an exercise price of $0.57 per share, for an aggregate amount of consideration of $17.2 thousand.
The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the NYSE Market Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2007 through December 31, 2012. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2007 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Under Armour, Inc.	$100.00	$54.59	$62.45	$125.58	$164.39	$222.23
NYSE Market Index	$100.00	$60.86	$78.25	$88.89	$85.63	$99.47
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$66.25	$107.64	$151.98	$189.31	$194.20

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Net revenues	$1,834,921	$1,472,684	$1,063,927	$856,411	$725,244
Cost of goods sold	955,624	759,848	533,420	446,286	372,203
Gross profit	879,297	712,836	530,507	410,125	353,041
Selling, general and administrative expenses	670,602	550,069	418,152	324,852	276,116
Income from operations	208,695	162,767	112,355	85,273	76,925
Interest expense, net	(5,183)	(3,841)	(2,258)	(2,344)	(850)
Other expense, net	(73)	(2,064)	(1,178)	(511)	(6,175)
Income before income taxes	203,439	156,862	108,919	82,418	69,900
Provision for income taxes	74,661	59,943	40,442	35,633	31,671
Net income	$128,778	$96,919	$68,477	$46,785	$38,229
Net income available per common share
Basic	$1.23	$0.94	$0.67	$0.47	$0.39
Diluted	$1.21	$0.92	$0.67	$0.46	$0.38
Weighted average common shares outstanding
Basic	104,343	103,140	101,595	99,696	98,171
Diluted	106,380	105,052	102,563	101,301	100,685
Dividends declared	$—	$—	$—	$—	$—

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Cash and cash equivalents	$341,841	$175,384	$203,870	$187,297	$102,042
Working capital (1)	651,370	506,056	406,703	327,838	263,313
Inventories	319,286	324,409	215,355	148,488	182,232
Total assets	1,157,083	919,210	675,378	545,588	487,555
Total debt and capital lease obligations, including current maturities	61,889	77,724	15,942	20,223	45,591
Total stockholders’ equity	$816,922	$636,432	$496,966	$399,997	$331,097

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our net revenues grew to $1,834.9 million in 2012 from $725.2 million in 2008. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores and websites. New offerings for 2012 include our new UA Studio line, the Armour Bra, coldblack® technology, Under Armour scent control technology and UA Spine footwear.
A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our products are offered primarily in Austria, Germany, Panama, Spain and the United Kingdom. A third party licensee sells our products in Japan and distributors sell our products in other foreign countries. We hold a minority investment in our licensee in Japan.
Our operating segments are geographic and include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. Due to the insignificance of the EMEA, Latin America and Asia operating segments, they have been combined into other foreign countries for disclosure purposes.
We believe there is an increasing recognition of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a continuing shift in consumer demand from traditional non-performance products to performance products, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We believe that these shifts in consumer preferences and lifestyles are not unique to the United States, but are occurring in a number of markets globally, thereby increasing our opportunities to introduce our performance products to new consumers.
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
General
Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, team uniforms, baby and kids’ apparel, eyewear, inflatable footballs and basketballs, as well as the distribution of our products in Japan. Beginning in 2011, net sales includes the sales and related cost of goods sold of internally developed hats and bags. Prior to 2011, hats and bags were sold by a licensee. Net revenues increased by approximately $65 million from 2010 to 2011 as a result of developing our own hats and bags, which includes an increase in accessories revenues and a decrease in our license revenues in 2011.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $34.8 million, $26.1 million and $14.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Other expense, net consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.
Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net revenues	$1,834,921	$1,472,684	$1,063,927
Cost of goods sold	955,624	759,848	533,420
Gross profit	879,297	712,836	530,507
Selling, general and administrative expenses	670,602	550,069	418,152
Income from operations	208,695	162,767	112,355
Interest expense, net	(5,183)	(3,841)	(2,258)
Other expense, net	(73)	(2,064)	(1,178)
Income before income taxes	203,439	156,862	108,919
Provision for income taxes	74,661	59,943	40,442
Net income	$128,778	$96,919	$68,477

	Year Ended December 31,
(As a percentage of net revenues)	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	52.1	51.6	50.1
Gross profit	47.9	48.4	49.9
Selling, general and administrative expenses	36.5	37.3	39.3
Income from operations	11.4	11.1	10.6
Interest expense, net	(0.3)	(0.3)	(0.3)
Other expense, net	—	(0.1)	(0.1)
Income before income taxes	11.1	10.7	10.2
Provision for income taxes	4.1	4.1	3.8
Net income	7.0%	6.6%	6.4%

Consolidated Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net revenues increased $362.2 million, or 24.6%, to $1,834.9 million in 2012 from $1,472.7 million in 2011. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
Apparel	$1,385,350	$1,122,031	$263,319	23.5%
Footwear	238,955	181,684	57,271	31.5
Accessories	165,835	132,400	33,435	25.3
Total net sales	1,790,140	1,436,115	354,025	24.7
License revenues	44,781	36,569	8,212	22.5
Total net revenues	$1,834,921	$1,472,684	$362,237	24.6%

Net sales increased $354.0 million, or 24.7%, to $1,790.1 million in 2012 from $1,436.1 million in 2011 as noted in the table above. The increase in net sales primarily reflects:

•	$134.7 million, or 33.8%, increase in direct to consumer sales, which includes 22 additional factory house stores, or a 27.5% increase, since December 31, 2011; and

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, hunting, running, baselayer and studio apparel product categories and running footwear category, including the launch of coldblack apparel, Armour Bra and Under Armour scent control products and our UA Spine footwear; and

•
increased average selling prices due to a higher mix in the current year period of direct to consumer sales, along with increasing sales of our higher priced products such as Fleece, our women's UA Studio line and UA Spine footwear.

License revenues increased $8.2 million, or 22.5%, to $44.8 million in 2012 from $36.6 million in 2011. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees.
Gross profit increased $166.5 million to $879.3 million in 2012 from $712.8 million in 2011. Gross profit as a percentage of net revenues, or gross margin, decreased 50 basis points to 47.9% in 2012 compared to 48.4% in 2011. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 35 basis point decrease driven by sales mix. The sales mix impact was partially driven by increased sales of excess inventory through our factory house stores at lower prices, along with a larger proportion of footwear sales, primarily due to new 2012 running styles and growth within our cleated shoe sales. We do not expect the negative sales mix impact from factory house stores to continue as we progress through 2013; and

•
approximate 25 basis point decrease driven by higher inbound freight, partially due to supply chain challenges, required to meet customer demand. We expect this year over year negative impact will continue through the first half of 2013.

The above decreases were partially offset by the below increase:

•
approximate 20 basis point increase driven primarily by lower North American apparel product input costs, partially offset by higher North American accessories and footwear input costs. We expect the North American apparel product input cost margin favorability will continue through the first half of 2013.

Selling, general and administrative expenses increased $120.5 million to $670.6 million in 2012 from $550.1 million in 2011. As a percentage of net revenues, selling, general and administrative expenses decreased to 36.5% in 2012 from 37.3% in 2011. These changes were primarily attributable to the following:

•
Marketing costs increased $37.5 million to $205.4 million in 2012 from $167.9 million in 2011 primarily due to increased marketing campaigns for key apparel and footwear launches in 2012 and sponsorship of collegiate and professional teams and athletes, including Tottenham Hotspur Football Club. As a percentage of net revenues, marketing costs decreased slightly to 11.2% in 2012 from 11.4% in 2011.

•
Selling costs increased $37.2 million to $176.0 million in 2012 from $138.8 million in 2011. This increase was primarily due to higher personnel and other costs incurred primarily for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased slightly to 9.6% in 2012 from 9.4% in 2011.

•
Product innovation and supply chain costs increased $29.4 million to $158.5 million in 2012 from $129.1 million in 2011 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues and higher personnel costs for the design and sourcing of our expanding apparel, footwear and accessory lines. As a percentage of net revenues, product innovation and supply chain costs decreased slightly to 8.6% in 2012 from 8.8% in 2011.

•
Corporate services costs increased $16.4 million to $130.7 million in 2012 from $114.3 million in 2011. This increase was primarily attributable to higher corporate personnel cost and information technology initiatives necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 7.1% in 2012 from 7.7% in 2011 primarily due to decreased corporate personnel costs as a percentage of net revenues in 2012.

Income from operations increased $45.9 million, or 28.2%, to $208.7 million in 2012 from $162.8 million in 2011. Income from operations as a percentage of net revenues increased to 11.4% in 2012 from 11.1% in 2011. This increase was a result of the items discussed above.
Interest expense, net increased $1.4 million to $5.2 million in 2012 from $3.8 million in 2011. This increase was primarily due to a full year of interest on the debt related to the acquisition of our corporate headquarters in 2012 as compared to 2011.
Other expense, net decreased $2.0 million to $0.1 million in 2012 from $2.1 million in 2011. This decrease was due to lower net losses in 2012 on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our foreign currency derivative financial instruments as compared to 2011.
Provision for income taxes increased $14.8 million to $74.7 million in 2012 from $59.9 million in 2011. Our effective tax rate was 36.7% in 2012 compared to 38.2% in 2011, primarily due to state tax credits received in 2012.
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

Interest expense, net increased $1.5 million to $3.8 million in 2011 from $2.3 million in 2010. This increase was primarily due to the debt related to the acquisition of our corporate headquarters.
Other expense, net increased $0.9 million to $2.1 million in 2011 from $1.2 million in 2010. This increase was due to higher net losses in 2011 on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative foreign currency financial instruments as compared to 2010.
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
Segment Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net revenues by geographic region are summarized below:

	Year Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
North America	$1,726,733	$1,383,346	$343,387	24.8%
Other foreign countries	108,188	89,338	18,850	21.1
Total net revenues	$1,834,921	$1,472,684	$362,237	24.6%

Net revenues in our North American operating segment increased $343.4 million to $1,726.7 million in 2012 from $1,383.3 million in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased by $18.9 million to $108.2 million in 2012 from $89.3 million in 2011 primarily due to unit sales growth to distributors in our Latin American operating segment and in our EMEA operating segment, as well as increased license revenues from our Japanese licensee.
Operating income by geographic region is summarized below:

	Year Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
North America	$197,194	$150,559	$46,635	31.0%
Other foreign countries	11,501	12,208	(707)	(5.8)
Total operating income	$208,695	$162,767	$45,928	28.2%
Operating income in our North American operating segment increased $46.6 million to $197.2 million in 2012 from $150.6 million in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased by $0.7 million to $11.5 million in 2012 from $12.2 million in 2011 primarily due to higher costs associated with our continued investment to support our international expansion in our EMEA operating segment, partially offset by unit sales growth and increased license revenues from our Japanese licensee as discussed above.
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
Seasonality
Historically, we have recognized a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, reflecting our historical strength in fall sports, and the seasonality of our higher priced COLDGEAR® line. The majority of our net revenues were generated during the last two quarters in each of 2012, 2011 and 2010, respectively. The level of our working capital generally reflects the seasonality and growth in our business.
The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below.

	Quarter Ended
(In thousands)	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
Net revenues	$384,389	$369,473	$575,196	$505,863	$312,699	$291,336	$465,523	$403,126
Gross profit	175,204	169,467	280,391	254,235	145,051	134,779	225,101	207,905
Marketing SG&A expenses	44,167	46,651	65,629	48,929	41,437	34,136	48,450	43,883
Other SG&A expenses	106,634	111,096	123,782	123,714	82,472	89,285	101,686	108,720
Income from operations	24,403	11,720	90,980	81,592	21,142	11,358	74,965	55,302
(As a percentage of annual totals)
Net revenues	20.9%	20.1%	31.4%	27.6%	21.2%	19.8%	31.6%	27.4%
Gross profit	19.9%	19.3%	31.9%	28.9%	20.3%	18.9%	31.6%	29.2%
Marketing SG&A expenses	21.5%	22.7%	32.0%	23.8%	24.7%	20.3%	28.9%	26.1%
Other SG&A expenses	22.9%	23.9%	26.6%	26.6%	21.6%	23.4%	26.6%	28.4%
Income from operations	11.7%	5.6%	43.6%	39.1%	13.0%	7.0%	46.0%	34.0%
Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. Our capital expenditures in 2011 included the acquisition of our corporate headquarters for $60.5 million. In connection with the acquisition, we assumed a $38.6 million loan secured by the acquired property. The remaining purchase price was funded through a $25.0 million term loan. In December 2012, we repaid the remaining balance under the assumed loan of $37.7 million and the term loan of $25.0 million and entered into a new $50.0 million loan secured by the land, buildings and tenant improvements which comprise our corporate headquarters.
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
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$199,761	$15,218	$50,114
Investing activities	(46,931)	(89,436)	(41,785)
Financing activities	12,297	45,807	7,243
Effect of exchange rate changes on cash and cash equivalents	1,330	(75)	1,001
Net increase (decrease) in cash and cash equivalents	$166,457	$(28,486)	$16,573
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
Cash provided by operating activities increased $184.6 million to $199.8 million in 2012 from $15.2 million in 2011. The increase in cash provided by operating activities was due to increased net cash flows from operating assets and liabilities of $155.0 million and an increase in net income of $32.0 million, partially offset by adjustments to net income for non-cash items which decreased $2.4 million year over year. The increase in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a decrease in inventory investments of $119.3 million primarily driven by success around our inventory management initiatives, along with delays in product receipts due to certain supplier challenges; and

•
a larger decrease in prepaid expenses and other assets of $38.6 million in 2012 as compared to 2011, primarily due to income taxes paid during 2011 related to our tax planning strategies currently being recognized in income tax expense and timing of payments for our marketing investments.

Adjustments to net income for non-cash items decreased in 2012 as compared to 2011 primarily due to an increase in deferred taxes in 2012 as compared to a decrease in deferred taxes in 2011.
Cash provided by operating activities decreased $34.9 million to $15.2 million in 2011 from $50.1 million in 2010. The decrease in cash provided by operating activities was due to decreased net cash flows from operating assets and liabilities of $86.8 million million, partially offset by an increase in net income of $28.4 million and adjustments to net income for non-cash items which increased $23.5 million year over year. The decrease in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	an increase in inventory investments of $49.4 million due to higher input costs and increased safety stock in core product offerings and seasonal products; and

•
a larger increase in prepaid expenses and other assets of $38.5 million in 2011 as compared to 2010, primarily due to income taxes paid during 2011 related to our tax planning strategies currently being recognized in income tax expense.

Adjustments to net income for non-cash items increased in 2011 as compared to 2010 primarily due to a decrease in deferred taxes in 2011 as compared to an increase in deferred taxes in 2010.
Investing Activities
Cash used in investing activities decreased $42.5 million to $46.9 million in 2012 from $89.4 million in 2011. This decrease in cash used in investing activities was primarily due to the acquisition of our corporate headquarters in 2011. In addition, in connection with the assumed loan for the acquisition of our corporate headquarters, we were required to set aside $5.0 million in restricted cash. This cash became unrestricted upon repayment of the assumed loan in December 2012.
Cash used in investing activities increased $47.6 million to $89.4 million in 2011 from $41.8 million in 2010. This increase in cash used in investing activities was primarily due to the acquisition of our corporate headquarters and increased investments in our direct to consumer sales channel, in-store fixture program and corporate and distribution facilities. In addition, in connection with the assumed loan for the acquisition of our corporate headquarters, we were required to set aside $5.0 million in restricted cash. Refer to Note 6 of the consolidated financial statements for a discussion of restricted cash.
Total capital expenditures were $62.8 million, $115.4 million and $33.1 million in 2012, 2011 and 2010, respectively, which includes the acquisition of our corporate headquarters and other related expenditures in 2011. Capital expenditures for 2013 are expected to be in the range of $80 million to $85 million.
Financing Activities
Cash provided by financing activities decreased $33.5 million to $12.3 million in 2012 from $45.8 million in 2011. This decrease was primarily due to the repayment of the loan assumed in connection with the acquisition of our corporate headquarters in 2011 and the repayment of the term loan under the credit facility, partially offset by the new $50.0 million loan borrowed in December 2012.
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
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land and buildings comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of December 31, 2012. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of December 31, 2012, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

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
During the three months ended September 30, 2011, we borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements and repaid it during the three months ended December 31, 2011. The interest rate under the revolving credit facility was 1.5% during the year ended December 31, 2011, and no balance was outstanding as of December 31, 2012 and December 31, 2011. In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of our corporate headquarters and repaid it during the three months ended December 31, 2012. The interest rate on the term loan was 1.6% and 1.5% during the years ended December 31, 2012 and 2011, respectively, and no balance was outstanding as of December 31, 2012.
Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of December 31, 2012. At December 31, 2012 and 2011, the outstanding principal balance under these agreements was $11.9 million and $14.5 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2%, 3.5% and 5.3% for the years ended December 31, 2012, 2011 and 2010, respectively.
We monitor the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property.  The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan included a balloon payment of $37.3 million due at maturity. The assumed loan was nonrecourse with the lender’s remedies for non-performance limited to action against the acquired property and certain required reserves and a cash collateral account, except for nonrecourse carve outs related to fraud, breaches of certain representations, warranties or covenants, including those related to environmental matters, and other standard carve outs for a loan of this type. The loan required certain minimum cash flows and financial results from the property, and if those requirements were not met, additional reserves may have been required. The assumed loan required prior approval of the lender for certain matters related to the property, including material leases, changes to property management, transfers of any part of the property and material alterations to the property. The loan had an interest rate of 6.73%. In connection with the assumed loan, we incurred and capitalized $0.8 million in deferred financing costs. In addition, we were required to set aside amounts in reserve and cash collateral accounts. As of December 31, 2011, $2.0 million of restricted cash was included in prepaid expenses and other current assets, and the remaining $3.0 million of restricted cash was included in other long term assets.
In December 2012, we repaid the remaining balance of the assumed nonrecourse loan of $37.7 million and entered into a new $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The new loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. We are required to maintain the same leverage ratio and interest coverage ratio as set forth in our credit facility. As of December 31, 2012, we were in compliance with these ratios. The loan contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as a security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. The loan requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. In addition, the loan includes a cross default provision similar to the cross default provision in the credit facility discussed above. We incurred and capitalized $1.0 million in deferred financing costs in connection with the new $50.0 million loan and expensed $0.1 million of unamortized deferred financing costs related to the assumed loan during the three months ended December 31, 2012.

Acquisitions
In July 2011, we acquired approximately 400.0 thousand square feet of office space comprising our corporate headquarters for $60.5 million. The acquisition included land, buildings, tenant improvements and third party lease-related intangible assets. As of December 31, 2012, 141.4 thousand square feet of the 400.0 thousand square feet acquired was leased to third party tenants with remaining lease terms ranging from 1 month to 13.5 years. We intend to occupy additional space as it becomes available.
Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our factory house and specialty stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2023, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for factory house stores that we did not yet occupy as of December 31, 2012. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2012 as well as significant agreements entered into during the period after December 31, 2012 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$61,889	$9,132	$8,923	$4,000	$39,834
Operating lease obligations (2)	202,895	30,610	65,406	45,161	61,718
Product purchase obligations (3)	657,543	657,543	—	—	—
Sponsorships and other (4)	157,677	57,830	81,976	14,697	3,174
Total	$1,080,004	$755,115	$156,305	$63,858	$104,726

(1)	Excludes a total of $0.3 million of fixed interest payments on long term debt obligations.

(2)
Includes the minimum payments for operating lease obligations. The operating lease obligations do not include any contingent rent expense we may incur at our factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $6.2 million for the year ended December 31, 2012.

(3)
We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2012. When compared to the product purchase obligation included in our 2011 Form 10-K, product purchase obligations have increased by 128% primarily due to the timing of product purchases and increased fabric commitments with our suppliers.

(4)
Includes sponsorships with professional teams, professional leagues, colleges and universities, individual athletes, high schools, youth organizations, athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers. In addition, it is not possible to determine the amounts we may be required to pay under these agreements as they are primarily subject to certain performance based variables. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.

The table above excludes a liability of $17.1 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2012 and 2011, there were $40.7 million and $27.1 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $3.3 million and $4.1 million, respectively.
Inventory Valuation and Reserves
We value our inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.

Impairment of Long-Lived Assets including Intangible Assets
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.
Indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform intangible asset impairment tests in the fourth quarter of each fiscal year. No material impairments were recorded related to long-lived assets or indefinite lived intangible assets during the years ended December 31, 2012, 2011 and 2010.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2012, we had $24.5 million of unrecognized compensation expense related to time-based awards expected to be recognized over a weighted average period of 2.7 years. As of December 31, 2012, we had an additional $4.2 million of unrecognized compensation expense related to performance-based stock options expected to be recognized over a weighted average period of 1.1 years.
Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards, stock price volatility and estimated forfeiture rates. We use the Black-Scholes option-pricing model to determine the fair value of stock-based compensation awards. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance target is deemed probable, which requires management judgment. For example, the achievement of the operating income targets related to the performance-based restricted stock units granted in 2012 and a portion of the awards granted in 2011 were not deemed probable as of December 31, 2012. Additional stock-based compensation of up to $16.6 million would have been recorded in 2012 for these performance-based restricted stock units had the full achievement of all operating targets been deemed probable. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards
In July 2012, the FASB issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The early adoption of this pronouncement did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
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
From time to time, we may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for our European and Canadian subsidiaries. In addition, we may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on Pound Sterling denominated balance sheet items. We do not enter into derivative financial instruments for speculative or trading purposes.
Based on the foreign currency forward contracts outstanding as of December 31, 2012, we receive U.S. Dollars in exchange for Canadian Dollars at a weighted average contractual forward foreign currency exchange rate of 0.99 CAD per $1.00, U.S. Dollars in exchange for Euros at a weighted average contractual foreign currency exchange rate of €0.76 per $1.00 and Euros in exchange for Pounds Sterling at a weighted average contractual foreign currency exchange rate of £0.81 per €1.00. As of December 31, 2012, the notional value of our outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on our Canadian subsidiary’s intercompany transactions was $1.0 million with contract maturities of 1 month or less. As of December 31, 2012, the notional value of our outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on our European subsidiary’s intercompany transactions was $25.6 million with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair values of the Company's foreign currency forward contracts were liabilities of $0.7 million as of December 31, 2011, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$2,464	$(4,027)	$(1,280)
Realized foreign currency exchange rate gains (losses)	(182)	298	(2,638)
Unrealized derivative gains (losses)	675	(31)	(809)
Realized derivative gains (losses)	(3,030)	1,696	3,549
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
Interest Rate Risk
In order to maintain liquidity and fund business operations, we enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. In December 2012, we began utilizing an interest rate swap contract to convert a portion of variable rate debt under the new $50.0 million loan to fixed rate debt. The contract pays fixed and receives variable rates of interest based on one-month LIBOR and has a maturity date of December 2019. The interest rate swap contract is accounted for as a cash flow hedge and accordingly, the effective portion of the changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation.
As of December 31, 2012, the notional value of our outstanding interest rate swap contract was $25.0 million. During the year ended December 31, 2012, we recorded a $21.1 thousand increase in interest expense, representing interest incurred on the arrangement. The fair value of the interest rate swap contract was a liability of $0.1 million as of December 31, 2012, and was included in other long term liabilities on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2012.
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors, Chief Executive Officer
Kevin A. Plank	and President

/s/ BRAD DICKERSON	Chief Financial Officer
Brad Dickerson
Dated: February 25, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/    PricewaterhouseCoopers LLP
Baltimore, Maryland
February 25, 2013

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$341,841	$175,384
Accounts receivable, net	175,524	134,043
Inventories	319,286	324,409
Prepaid expenses and other current assets	43,896	39,643
Deferred income taxes	23,051	16,184
Total current assets	903,598	689,663
Property and equipment, net	180,850	159,135
Intangible assets, net	4,483	5,535
Deferred income taxes	22,606	15,885
Other long term assets	45,546	48,992
Total assets	$1,157,083	$919,210
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$143,689	$100,527
Accrued expenses	85,077	69,285
Current maturities of long term debt	9,132	6,882
Other current liabilities	14,330	6,913
Total current liabilities	252,228	183,607
Long term debt, net of current maturities	52,757	70,842
Other long term liabilities	35,176	28,329
Total liabilities	340,161	282,778
Commitments and contingencies (see Note 7)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of December 31, 2012 and 2011; 83,461,106 shares issued and outstanding as of December 31, 2012 and 80,992,252 shares issued and outstanding as of December 31, 2011.	28	27
Class B Convertible Common Stock, $0.0003 1/3 par value; 21,300,000 shares authorized, issued and outstanding as of December 31, 2012 and 22,500,000 shares authorized, issued and outstanding as of December 31, 2011.	7	7
Additional paid-in capital	321,338	268,206
Retained earnings	493,181	366,164
Accumulated other comprehensive income	2,368	2,028
Total stockholders’ equity	816,922	636,432
Total liabilities and stockholders’ equity	$1,157,083	$919,210

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$1,834,921	$1,472,684	$1,063,927
Cost of goods sold	955,624	759,848	533,420
Gross profit	879,297	712,836	530,507
Selling, general and administrative expenses	670,602	550,069	418,152
Income from operations	208,695	162,767	112,355
Interest expense, net	(5,183)	(3,841)	(2,258)
Other expense, net	(73)	(2,064)	(1,178)
Income before income taxes	203,439	156,862	108,919
Provision for income taxes	74,661	59,943	40,442
Net income	$128,778	$96,919	$68,477
Net income available per common share
Basic	$1.23	$0.94	$0.67
Diluted	$1.21	$0.92	$0.67
Weighted average common shares outstanding
Basic	104,343	103,140	101,595
Diluted	106,380	105,052	102,563

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$128,778	$96,919	$68,477
Other comprehensive income:
Foreign currency translation adjustment	423	(13)	1,577
Unrealized loss on cash flow hedge, net of tax $58	(83)	—	—
Total other comprehensive income (loss)	340	(13)	1,577
Comprehensive income	$129,118	$96,906	$70,054

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accum- ulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	75,495	$25	25,000	$8	$197,325	$202,188	$(14)	$464	$399,996
Exercise of stock options	1,598	1	—	—	6,104	—	—	—	6,105
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(38)	—	—	—	—	(644)	—	—	(644)
Issuance of Class A Common Stock, net of forfeitures	265	—	—	—	1,788	—	—	—	1,788
Stock-based compensation expense	—	—	—	—	16,170	—	14	—	16,184
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	3,483	—	—	—	3,483
Comprehensive income	—	—	—	—	—	68,477	—	1,577	70,054
Balance as of December 31, 2010	77,320	26	25,000	8	224,870	270,021	—	2,041	496,966
Exercise of stock options	1,126	—	—	—	12,853	—	—	—	12,853
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	—	(776)	—	—	(776)
Issuance of Class A Common Stock, net of forfeitures	69	—	—	—	2,041	—	—	—	2,041
Class B Convertible Common Stock converted to Class A Common Stock	2,500	1	(2,500)	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,063	—	—	—	18,063
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	10,379	—	—	—	10,379
Comprehensive income	—	—	—	—	—	96,919	—	(13)	96,906
Balance as of December 31, 2011	80,992	27	22,500	7	268,206	366,164	—	2,028	636,432
Exercise of stock options	1,218	1	—	—	12,370	—	—	—	12,371
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(38)	—	—	—	—	(1,761)	—	—	(1,761)
Issuance of Class A Common Stock, net of forfeitures	89	—	—	—	3,247	—	—	—	3,247
Class B Convertible Common Stock converted to Class A Common Stock	1,200	—	(1,200)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,845	—	—	—	19,845
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	17,670	—	—	—	17,670
Comprehensive income	—	—	—	—	—	128,778	—	340	129,118
Balance as of December 31, 2012	83,461	$28	21,300	$7	$321,338	$493,181	$—	$2,368	$816,922

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$128,778	$96,919	$68,477
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	43,082	36,301	31,321
Unrealized foreign currency exchange rate (gains) losses	(2,464)	4,027	1,280
Loss on disposal of property and equipment	524	36	44
Stock-based compensation	19,845	18,063	16,227
Gain on bargain purchase of corporate headquarters (excludes transaction costs of $1.9 million)	—	(3,300)	—
Deferred income taxes	(12,973)	3,620	(10,337)
Changes in reserves and allowances	13,916	5,536	2,322
Changes in operating assets and liabilities:
Accounts receivable	(53,433)	(33,923)	(32,320)
Inventories	4,699	(114,646)	(65,239)
Prepaid expenses and other assets	(4,060)	(42,633)	(4,099)
Accounts payable	35,370	17,209	16,158
Accrued expenses and other liabilities	21,966	23,442	21,330
Income taxes payable and receivable	4,511	4,567	4,950
Net cash provided by operating activities	199,761	15,218	50,114
Cash flows from investing activities
Purchases of property and equipment	(50,650)	(56,228)	(30,182)
Purchase of corporate headquarters and related expenditures	—	(23,164)	—
Purchase of long term investment	—	(3,862)	(11,125)
Purchases of other assets	(1,310)	(1,153)	(478)
Change in restricted cash	5,029	(5,029)	—
Net cash used in investing activities	(46,931)	(89,436)	(41,785)
Cash flows from financing activities
Proceeds from revolving credit facility	—	30,000	—
Payments on revolving credit facility	—	(30,000)	—
Proceeds from term loan	—	25,000	—
Payments on term loan	(25,000)	—	—
Proceeds from long term debt	50,000	5,644	5,262
Payments on long term debt	(44,330)	(7,418)	(9,446)
Payments on capital lease obligations	—	—	(97)
Excess tax benefits from stock-based compensation arrangements	17,868	10,260	4,189
Proceeds from exercise of stock options and other stock issuances	14,776	14,645	7,335
Payments of debt financing costs	(1,017)	(2,324)	—
Net cash provided by financing activities	12,297	45,807	7,243
Effect of exchange rate changes on cash and cash equivalents	1,330	(75)	1,001
Net increase (decrease) in cash and cash equivalents	166,457	(28,486)	16,573
Cash and cash equivalents
Beginning of period	175,384	203,870	187,297
End of period	$341,841	$175,384	$203,870

Non-cash investing and financing activities
Debt assumed and property and equipment acquired in connection with purchase of corporate headquarters	$—	$38,556	$—
Acquisition of property and equipment through certain obligations	15,216	3,079	2,922

Other supplemental information
Cash paid for income taxes	57,739	56,940	38,773
Cash paid for interest	3,306	2,305	992
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
On June 11, 2012 the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on July 9, 2012. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2012, 2011 and 2010 was interest income of $25.2 thousand, $30.0 thousand and $48.7 thousand, respectively, related to cash and cash equivalents.
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

	Customer A	Customer B	Customer C
Net revenues
2012	16.6%	5.8%	5.2%
2011	18.2%	7.4%	5.6%
2010	18.5%	8.7%	5.0%
Accounts receivable
2012	26.4%	8.8%	7.0%
2011	25.4%	8.6%	5.5%
2010	23.3%	11.0%	5.4%
Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $3.3 million and $4.1 million, respectively.

Inventories
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. The Company values its inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
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
Property and Equipment
Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets: 3 to 10 years for furniture, office equipment and software and plant equipment and 10 to 35 years for site improvements, buildings and building equipment. Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture, fixtures and displays, and depreciated over 3 years. The Company periodically reviews assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.5 million and $0.7 million as of December 31, 2012 and 2011, respectively.
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
Impairment of Long-Lived Assets including Intangible Assets
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.
Indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its intangible asset impairment tests in the fourth quarter of each fiscal year. No material impairments were recorded related to long-lived assets or indefinite lived intangible assets during the years ended December 31, 2012, 2011 and 2010.
Accrued Expenses
At December 31, 2012, accrued expenses primarily included $37.9 million and $13.6 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2011, accrued expenses primarily included $31.4 million and $14.2 million of accrued compensation and benefits and marketing expenses, respectively.
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
Derivatives and Hedging Activities
The Company uses derivative financial instruments in the form of foreign currency forward and interest rate swap contracts to minimize the risk associated with foreign currency exchange rate and interest rate fluctuations. The Company accounts for derivative financial instruments pursuant to applicable accounting guidance. This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as accrued expenses or other long term liabilities, depending on the derivative financial instrument’s maturity date.
Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are included in other expense, net on the consolidated statements of income. The Company has designated its interest rate swap contract as a cash flow hedge and accordingly, the effective portion of changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. The Company does not enter into derivative financial instruments for speculative or trading purposes.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2012 and 2011, there were $40.7 million and $27.1 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.

Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $205.4 million, $167.9 million and $128.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, prepaid advertising costs were $17.5 million and $10.4 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $34.8 million, $26.1 million and $14.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Minority Investment
Beginning in January 2011, the Company has held a minority equity investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2012 and 2011, the carrying value of the Company’s investment was $14.6 million and $14.4 million, respectively, and was included in other long term assets on the consolidated balance sheet. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.
The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the year ended December 31, 2012 that may have a significant adverse effect on the fair value of the investment.
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
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock-based compensation awards. The Company uses the “simplified method”to estimate the expected life of options, as permitted by accounting guidance. The “simplified method” calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on an average for a peer group of companies similar in terms of type of business, industry, stage of life cycle and size. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable. The forfeiture rate is estimated at the date of grant based on historical rates.

In addition, the Company recognized expense for stock-based compensation awards granted prior to the Company’s initial filing of its S-1 Registration Statement in accordance with accounting guidance that allows the intrinsic value method. Under the intrinsic value method, stock-based compensation expense of fixed stock options is based on the difference, if any, between the fair value of the company’s stock on the grant date and the exercise price of the option. The stock-based compensation expense for these awards was fully amortized in 2010. Had the Company elected to account for all stock-based compensation awards at fair value, the impact to net income and earnings per share for the year ended December 31, 2010 would not have been material to its consolidated financial position or results of operations.
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
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency forward contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The fair value of the interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.
Recently Adopted Accounting Standards
In July 2012, the FASB issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The early adoption of this pronouncement did not have an impact on the Company's consolidated financial statements.
3. Acquisitions
In July 2011, the Company acquired approximately 400.0 thousand square feet of office space comprising its corporate headquarters for $60.5 million. The acquisition included land, buildings, tenant improvements and third party lease-related intangible assets. As of December 31, 2012, 141.4 thousand square feet of the 400.0 thousand square feet acquired was leased to third party tenants with remaining lease terms ranging from 1 month to 13.5 years. The Company intends to occupy additional space as it becomes available.
The acquisition included the assumption of a $38.6 million loan secured by the property and the remaining purchase price was paid in cash funded primarily by a $25.0 million term loan borrowed in May 2011. The carrying value of the assumed loan approximated its fair value on the date of the acquisition. Refer to Note 6 for a discussion of the assumed loan and term loan. A $1.0 million deposit was paid upon signing the purchase agreement in November 2010.
The aggregate fair value of the acquisition was $63.8 million. The fair value was estimated using a combination of market, income and cost approaches. The acquisition was accounted for as a business combination, and as such the Company recognized a bargain purchase gain in the year ended December 31, 2011 of $3.3 million, as the amount by which the fair value of the net assets acquired exceeded the fair value of the purchase price.
In connection with this acquisition, the Company incurred acquisition related expenses of approximately $1.9 million. Both the acquisition related expenses and pre-tax bargain purchase gain were included in selling, general and administrative expenses on the consolidated statements of income during the year ended December 31, 2011. This transaction did not have a material impact to the Company’s consolidated statements of income during the year ended December 31, 2012.

4. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(In thousands)	2012	2011
Leasehold and tenant improvements	$75,058	$60,217
Furniture, fixtures and displays	59,849	49,445
Buildings	42,533	42,141
Software	40,836	36,796
Office equipment	35,752	30,427
Plant equipment	30,214	27,026
Land	17,628	17,628
Construction in progress	23,005	9,160
Other	1,246	970
Subtotal property and equipment	326,121	273,810
Accumulated depreciation	(145,271)	(114,675)
Property and equipment, net	$180,850	$159,135
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $39.8 million, $32.7 million and $28.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5. Intangible Assets, Net
The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Footwear promotional rights	$8,500	$(8,500)	$—	$8,500	$(8,125)	$375
Lease-related intangible assets	3,896	(1,974)	1,922	3,896	(743)	3,153
Other	3,087	(2,215)	872	2,982	(1,576)	1,406
Total	$15,483	$(12,689)	2,794	$15,378	$(10,444)	4,934
Indefinite-lived intangible assets			1,689			601
Intangible assets, net			$4,483			$5,535
Intangible assets, excluding lease-related intangible assets, are amortized using estimated useful lives of 55 months to 89 months with no residual value. Lease-related intangible assets were acquired with the purchase of the Company’s corporate headquarters and are amortized over the remaining third party lease terms, which ranged from 9 months to 15 years on the date of purchase. Amortization expense, which is included in selling, general and administrative expenses, was $2.2 million, $2.9 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated amortization expense of the Company’s intangible assets is $0.9 million and $0.4 million for the years ending December 31, 2013 and 2014, respectively, and $0.3 million for each of the years ending December 31, 2015, 2016 and 2017.

6. Credit Facility and Long Term Debt
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
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land and buildings comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of December 31, 2012. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of December 31, 2012, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
During the three months ended September 30, 2011, the Company borrowed $30.0 million under the revolving credit facility to fund seasonal working capital requirements and repaid it during the three months ended December 31, 2011. The interest rate under the revolving credit facility was 1.5% during the year ended December 31, 2011, and no balance was outstanding as of December 31, 2012 and December 31, 2011. In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of the Company’s corporate headquarters and repaid it during the three months ended December 31, 2012. The interest rate on the term loan was 1.6% and 1.5% during the years ended December 31, 2012 and 2011, respectively, and no balance was outstanding as of December 31, 2012.
Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of December 31, 2012. At December 31, 2012 and 2011, the outstanding principal balance under these agreements was $11.9 million and $14.5 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2%, 3.5% and 5.3% for the years ended December 31, 2012, 2011 and 2010, respectively.

The following are the scheduled maturities of long term debt as of December 31, 2012:

(In thousands)
2013	$9,132
2014	4,972
2015	3,951
2016	2,000
2017	2,000
2018 and thereafter	39,834
Total scheduled maturities of long term debt	61,889
Less current maturities of long term debt	(9,132)
Long term debt obligations	$52,757
The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property.  The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan includes a balloon payment of $37.3 million due at maturity. The assumed loan is nonrecourse with the lender’s remedies for non-performance limited to action against the acquired property and certain required reserves and a cash collateral account, except for nonrecourse carve outs related to fraud, breaches of certain representations, warranties or covenants, including those related to environmental matters, and other standard carve outs for a loan of this type. The loan requires certain minimum cash flows and financial results from the property, and if those requirements are not met, additional reserves may be required. The assumed loan requires prior approval of the lender for certain matters related to the property, including material leases, changes to property management, transfers of any part of the property and material alterations to the property. The loan has an interest rate of 6.73%. In connection with the assumed loan, the Company incurred and capitalized $0.8 million in deferred financing costs. In addition, the Company was required to set aside amounts in reserve and cash collateral accounts. As of December 31, 2011, $2.0 million of restricted cash was included in prepaid expenses and other current assets, and the remaining $3.0 million of restricted cash was included in other long term assets.
In December 2012, the Company repaid the remaining balance of the assumed loan of $37.7 million and entered into a new $50.0 million loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The Company is required to maintain the same leverage ratio and interest coverage ratio as set forth in the credit facility. As of December 31, 2012, the Company was in compliance with these ratios. The loan contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, incur additional indebtedness, pledge its assets as a security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. The loan requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. In addition, the loan includes a cross default provision similar to the cross default provision in the credit facility discussed above. The Company incurred and capitalized $1.0 million in deferred financing costs in connection with the new $50.0 million loan and expensed $0.1 million of unamortized deferred financing costs related to the assumed loan during the three months ended December 31, 2012.
Interest expense was $5.2 million, $3.9 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.

7. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its retail stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2023, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for factory house stores that the Company did not yet occupy as of December 31, 2012 and does not include contingent rent the company may incur at its retail stores based on future sales above a specified limit. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2012 as well as significant operating lease agreements entered into during the period after December 31, 2012 through the date of this report:

(In thousands)
2013	$30,610
2014	33,558
2015	31,848
2016	24,980
2017	20,181
2018 and thereafter	61,718
Total future minimum lease payments	$202,895
Included in selling, general and administrative expense was rent expense of $31.1 million, $26.7 million and $21.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $6.2 million, $3.6 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The operating lease obligations included above do not include any contingent rent.
Sponsorships and Other Marketing Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2012, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2012 through the date of this report:

(In thousands)
2013	$57,830
2014	51,429
2015	30,547
2016	9,897
2017	4,800
2018 and thereafter	3,174
Total future minimum sponsorship and other marketing payments	$157,677
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

8. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares of 200.0 million shares and 21.3 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
During the year ended December 31, 2012, 1.2 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with stock sales.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2012			December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 14)	$—	$5	$—	$—	$(695)	$—
Interest rate swap contract (see Note 14)	—	(141)	—	—	—	—
TOLI policies held by the Rabbi Trust (see Note 13)	—	4,250	—	—	3,943	—
Deferred Compensation Plan obligations (see Note 13)	—	(2,837)	—	—	(3,485)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The interest rate swap contract represents gains and losses on the derivative contract, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
The carrying value of the Company's long term debt approximated its fair value as of December 31, 2012 and 2011. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

10. Provision for Income Taxes
Income before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Income before income taxes:
United States	$155,514	$122,774	$96,179
Foreign	47,925	34,088	12,740
Total	$203,439	$156,862	$108,919
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current
Federal	$66,533	$38,209	$39,139
State	12,962	10,823	8,020
Other foreign countries	8,139	7,291	3,620
	87,634	56,323	50,779
Deferred
Federal	(9,606)	5,604	(6,617)
State	(3,563)	548	(3,487)
Other foreign countries	196	(2,532)	(233)
	(12,973)	3,620	(10,337)
Provision for income taxes	$74,661	$59,943	$40,442
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	2.1	4.1	1.2
Unrecognized tax benefits	2.7	3.1	2.3
Nondeductible expenses	0.6	0.8	1.4
Foreign rate differential	(4.1)	(4.8)	(1.6)
Other	0.4	—	(1.2)
Effective income tax rate	36.7%	38.2%	37.1%
The decrease in the 2012 full year effective income tax rate, as compared to 2011, is primarily attributable to state tax credits reducing the effective tax rate for the period.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2012	2011
Deferred tax asset
Allowance for doubtful accounts and other reserves	$14,000	$9,576
Stock-based compensation	13,157	11,238
Foreign net operating loss carryforward	12,416	11,078
Deferred rent	6,007	4,611
Inventory obsolescence reserves	4,138	3,789
Tax basis inventory adjustment	3,581	4,317
State tax credits, net of federal tax impact	2,856	—
Foreign tax credits	2,210	1,784
Deferred compensation	1,170	1,448
Other	4,918	3,427
Total deferred tax assets	64,453	51,268
Less: valuation allowance	(3,966)	(1,784)
Total net deferred tax assets	60,487	49,484
Deferred tax liability
Intangible asset	(610)	(341)
Prepaid expenses	(4,153)	(2,968)
Property, plant and equipment	(10,116)	(13,748)
Total deferred tax liabilities	(14,879)	(17,057)
Total deferred tax assets, net	$45,608	$32,427
As of December 31, 2012, the Company had $12.4 million in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 3 to 9 years. As of December 31, 2012, the Company believes certain deferred tax assets associated with foreign net operating loss carryforwards will expire unused based on the Company's forward-looking financial information for 2012. Therefore, a valuation allowance of $1.8 million was recorded against the Company's net deferred tax assets as of December 31, 2012.
During 2012, the Company recorded $0.4 million in deferred tax assets associated with foreign tax credits. As of December 31, 2012 the Company believes that the foreign taxes paid would not be creditable against its future income taxes and therefore, the Company recorded a valuation allowance against these deferred tax assets. The recording of the valuation allowance associated with foreign tax credits resulted in an increase to income tax expense of $1.0 million which was partially offset by $0.6 million reversal of valuation allowance related to portion of the 2011 foreign tax credits accrued that were not realized.
As of December 31, 2012, approximately $57.2 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $100.8 million. Withholding and U.S. taxes have not been provided on the undistributed earnings as the Company takes the position that the earnings are permanently reinvested in its non-U.S. subsidiaries. Determining the tax liability that would arise if these earnings were repatriated is not practical.
As of December 31, 2012 and 2011, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $17.1 million and $11.2 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Beginning of year	$9,783	$5,165	$2,598
Increases as a result of tax positions taken in a prior period	—	—	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	5,702	4,959	2,632
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(188)	(341)	(65)
End of year	$15,297	$9,783	$5,165

As of December 31, 2012, $14.1 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2012, 2011 and 2010, the liability for unrecognized tax benefits included $1.8 million, $1.4 million and $1.3 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2012, 2011 and 2010, the Company recorded $0.7 million, $0.4 million and $0.3 million, respectively, for the accrual of interest and penalties in its consolidated statements of income.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The majority of the Company's returns for years before 2009 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities. The Company does not expect any material changes to the total unrecognized tax benefits within the next twelve months.

11. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Numerator
Net income	$128,778	$96,919	$68,477
Net income attributable to participating securities	(386)	(582)	(548)
Net income available to common shareholders (1)	$128,392	$96,337	$67,929
Denominator
Weighted average common shares outstanding	104,055	102,454	100,758
Effect of dilutive securities	2,037	1,912	968
Weighted average common shares and dilutive securities outstanding	106,092	104,366	101,726
Earnings per share—basic	$1.23	$0.94	$0.67
Earnings per share—diluted	$1.21	$0.92	$0.67
(1) Basic weighted average common shares outstanding	104,055	102,454	100,758
Basic weighted average common shares outstanding and participating securities	104,343	103,140	101,595
Percentage allocated to common stockholders	99.7%	99.4%	99.2%
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 0.1 million, 0.1 million and 1.7 million shares of common stock were outstanding for each of the years ended December 31, 2012, 2011 and 2010, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a three to four year period. The exercise period for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2015. As of December 31, 2012, 10.2 million shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $19.8 million, $18.1 million and $16.2 million, respectively. As of December 31, 2012, the Company had $24.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.7 years. This does not include any expense related to performance-based stock options or performance-based restricted stock units. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2012, 1.5 million shares are available for future purchases under the ESPP. During the years ended December 31, 2012, 2011 and 2010, 56.9 thousand, 59.9 thousand and 79.2 thousand shares were purchased under the ESPP, respectively.
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
Stock Options
There were no stock options granted during the year ended December 31, 2012. The weighted average fair value of a stock option granted for the years ended December 31, 2011 and 2010 was $19.28 and $8.36, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Risk-free interest rate	1.2% - 2.6%	1.6% - 3.1%
Average expected life in years	6.25	6.25 - 7.0
Expected volatility	54.4% - 56.1%	55.2% - 55.8%
Expected dividend yield	—%	—%

A summary of the Company’s stock options as of December 31, 2012, 2011 and 2010 , and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2012		2011		2010
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,808	$13.99	5,948	$12.66	5,662	$9.01
Granted, at fair market value	—	—	220	36.05	2,870	14.66
Exercised	(1,218)	10.17	(1,126)	11.42	(1,598)	3.82
Expired	—	—	(26)	9.47	(14)	20.63
Forfeited	(441)	15.19	(208)	13.41	(972)	11.76
Outstanding, end of year	3,149	$15.31	4,808	$13.99	5,948	$12.66
Options exercisable, end of year	968	$13.10	846	$12.71	608	$16.52
The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $44.5 million, $27.4 million and $7.6 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
3,149	$15.31	6.8	$104,618	968	$13.10	5.7	$34,292
Included in the tables above are 2.3 million and 2.5 million performance-based stock options granted to officers and key employees under the 2005 Plan during the years ended December 31, 2010 and 2009. These performance-based stock options have a weighted average exercise price of $10.38, and a term of ten years. These performance-based options have vestings that are tied to the achievement of certain combined annual operating income targets. Upon the achievement of each of the combined operating income targets, 50% of the options vest and the remaining 50% vest one year later. If certain lower levels of combined operating income are achieved, fewer or no options vest at that time and one year later, and the remaining stock options are forfeited. As of December 31, 2012, the combined operating income targets related to all performance-based stock options were met. For performance-based stock options granted in 2009, 50% of the options vested on February 15, 2011, and the remaining 50% vested on February 15, 2012. For the stock options granted in 2010, 50% of the options will vest on February 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to continued employment.
The weighted average fair value of these performance-based stock options is $5.83, and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the table above. During the years ended December 31, 2012 and 2011, the Company recorded $3.9 million and $7.5 million, respectively, in stock-based compensation expense for these performance-based stock options. As of December 31, 2012, the Company had $4.2 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.1 years.
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2012, 2011 and 2010 , and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2012		2011		2010
	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	1,646	$29.11	824	$18.02	976	$18.70
Granted	1,329	45.84	1,576	33.10	390	16.73
Forfeited	(379)	33.45	(454)	29.76	(204)	19.84
Vested	(339)	23.31	(300)	18.59	(338)	17.41
Outstanding, end of year	2,257	$39.02	1,646	$29.11	824	$18.02
Included in the table above are 1.0 million and 0.8 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2012 and 2011, respectively. These performance-based restricted stock units have a weighted average fair value of $39.73 and have vesting that is tied to the achievement of certain combined annual operating income targets. Upon the achievement of the combined operating income targets, 50% of the restricted stock units will vest and the remaining 50% will vest one year later. If certain lower levels of combined operating income are achieved, fewer or no restricted stock units will vest at that time and one year later, and the remaining restricted stock units will be forfeited.
During the year ended December 31, 2012, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2011, and recorded $4.1 million for a portion of these awards, including a cumulative adjustment of $2.4 million during the three months ended March 31, 2012. As of December 31, 2012, the Company had not begun recording stock-based compensation expense for the awards granted in 2012 as the Company determined the achievement of the combined operating income targets was not probable. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $16.6 million would have been recorded through December 31, 2012 for all performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.
Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 960.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. Refer to Note 5 for further information on this intangible asset. With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $18.50 per share, which is the adjusted closing price of the Company’s Class A Common Stock on the date of issuance. As of December 31, 2012, all outstanding warrants were exercisable, and no warrants were exercised.

13. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $2.3 million, $1.8 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2012 and 2011, the Deferred Compensation Plan obligations were $2.8 million and $3.5 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2012 and 2011, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $4.3 million and $3.9 million, respectively. These assets are consolidated as allowed by accounting guidance, and are included in other long term assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

14. Risk Management and Derivatives
Foreign Currency Risk Management
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
As of December 31, 2012, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its Canadian subsidiary’s intercompany transactions was $1.0 million with contract maturities of 1 month or less. As of December 31, 2012, the notional value of the Company’s outstanding foreign currency forward contracts used to mitigate the foreign currency exchange rate fluctuations on its European subsidiary’s intercompany transactions was $25.6 million with contract maturities of 1 month. As of December 31, 2012, the notional value of the Company’s outstanding foreign currency forward contract used to mitigate the foreign currency exchange rate fluctuations on Pounds Sterling denominated balance sheet items was €11.9 million, or $15.8 million, with a contract maturity of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair values of the Company's foreign currency forward contracts were liabilities of $0.7 million as of December 31, 2011, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Unrealized foreign currency exchange rate gains (losses)	$2,464	$(4,027)	$(1,280)
Realized foreign currency exchange rate gains (losses)	(182)	298	(2,638)
Unrealized derivative gains (losses)	675	(31)	(809)
Realized derivative gains (losses)	(3,030)	1,696	3,549
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. In December 2012, the Company began utilizing an interest rate swap contract to convert a portion of variable rate debt under the new $50.0 million loan to fixed rate debt. The contract pays fixed and receives variable rates of interest based on one-month LIBOR and has a maturity date of December 2019. The interest rate swap contract is accounted for as a cash flow hedge and accordingly, the effective portion of the changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation.
As of December 31, 2012, the notional value of the Company's outstanding interest rate swap contract was $25.0 million. During the year ended December 31, 2012, the Company recorded a $21.1 thousand increase in interest expense, representing interest incurred on the arrangement. The fair value of the interest rate swap contract was a liability of $0.1 million as of December 31, 2012, and was included in other long term liabilities on the consolidated balance sheet.
The Company enters into derivative contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the contracts. However, the Company monitors the credit quality of these financial institutions and considers the risk of counterparty default to be minimal.

15. Related Party Transactions
The Company has an agreement to license a software system with a vendor whose Co-CEO is a director of the Company. During the years ended December 31, 2012, 2011 and 2010, the Company paid $1.9 million, $1.8 million and $1.5 million, respectively, in licensing fees and related support services to this vendor. In September 2012, the Company entered into an additional software license agreement with this vendor for $3.5 million, through a financing arrangement with an unrelated party. The amount was outstanding as of December 31, 2012, and was included in current maturities of long term debt on the consolidated balance sheet. There were no amounts payable to this related party as of December 31, 2012 and 2011.
The Company has operating lease agreements with entities controlled by the Company’s CEO to lease aircrafts for business purposes. The Company paid $0.8 million, $0.7 million and $1.0 million in lease payments to the entities for its use of the aircrafts during the years ended December 31, 2012, 2011 and 2010, respectively. No amounts were payable to this related party as of December 31, 2012 and 2011. The Company determined the lease payments charged are at or below fair market lease rates.

16. Segment Data and Related Information
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

(In thousands)	Year Ended December 31,
	2012	2011	2010
Net revenues
North America	$1,726,733	$1,383,346	$997,816
Other foreign countries	108,188	89,338	66,111
Total net revenues	$1,834,921	$1,472,684	$1,063,927

(In thousands)	Year Ended December 31,
	2012	2011	2010
Operating income
North America	$197,194	$150,559	$102,806
Other foreign countries	11,501	12,208	9,549
Total operating income	208,695	162,767	112,355
Interest expense, net	(5,183)	(3,841)	(2,258)
Other expense, net	(73)	(2,064)	(1,178)
Income before income taxes	$203,439	$156,862	$108,919
Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010
Apparel	$1,385,350	$1,122,031	$853,493
Footwear	238,955	181,684	127,175
Accessories	165,835	132,400	43,882
Total net sales	1,790,140	1,436,115	1,024,550
License revenues	44,781	36,569	39,377
Total net revenues	$1,834,921	$1,472,684	$1,063,927
As of December 31, 2012 and 2011, substantially all of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $1,650.4 million, $1,325.8 million and $952.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2012
Net revenues	$384,389	$369,473	$575,196	$505,863	$1,834,921
Gross profit	175,204	169,467	280,391	254,235	879,297
Income from operations	24,403	11,720	90,980	81,592	208,695
Net income	14,661	6,668	57,317	50,132	128,778
Earnings per share-basic	$0.14	$0.06	$0.55	$0.48	$1.23
Earnings per share-diluted	$0.14	$0.06	$0.54	$0.47	$1.21
2011
Net revenues	$312,699	$291,336	$465,523	$403,126	$1,472,684
Gross profit	145,051	134,779	225,101	207,905	712,836
Income from operations	21,142	11,358	74,965	55,302	162,767
Net income	12,139	6,241	45,987	32,552	96,919
Earnings per share-basic	$0.12	$0.06	$0.45	$0.31	$0.94
Earnings per share-diluted	$0.11	$0.06	$0.44	$0.31	$0.92

18. Subsequent Events
Stockholders’ Equity
In February 2013, 0.3 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with a stock sale.
Stock-Based Compensation
In February 2013, 0.6 million performance-based restricted stock units were awarded to certain officers and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of certain combined annual operating income targets for 2013 and 2014. Upon the achievement of the combined operating income target, one third of the restricted stock units will vest on February 15, 2015, one third will vest on February 15, 2016 and the remaining one third will vest on February 15, 2017. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest at each vest date, and the remaining restricted stock units will be forfeited.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2013 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
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
The information required by this Item is incorporated by reference herein from the 2013 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” “EXECUTIVE COMPENSATION,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2013 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2013 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2013 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2010 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010. References to the Company’s 2011 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit No.

3.01	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.01 of the Company's Form 10-Q for the quarterly period ended June 30, 2012).

3.02	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed February 21, 2013).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

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

10.05	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.05 of the Company's 2011 Form 10-K).*

10.06
Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan and Amendment One to the Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending June 30, 2012).*

10.07	Form of Restricted Stock Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.07a of the Company's 2011 Form 10-K).*

10.08
Forms of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2007 Form 10-K and Exhibit 10.08 of the Company's 2011 Form 10-K).*

10.09	Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.09 of the Company's 2011 Form 10-K).*

10.10
Forms of Performance-Based Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibits 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009 and Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*

10.11	Amendment to Stock Option Awards Effective August 3, 2011 (incorporated by reference to Exhibit 10.11 of the Company's 2011 Form 10-K).*

10.12
Forms of Performance-Based Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.05 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011 and Exhibit 10.12 of the Company's 2011 Form 10-K).*

10.13
Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Henry Stafford and the Company dated April 12, 2010 (incorporated by reference to Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2011).*

10.14	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company.*

10.15	Employment Agreement by and between Karl-Heinz Maurath and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment).*

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

Exhibit No.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chairman of the Board of Directors, Chief Executive Officer and President
Dated: February 25, 2013
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ KEVIN A. PLANK	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)
Kevin A. Plank

/S/ BRAD DICKERSON	Chief Financial Officer (principal accounting and financial officer)
Brad Dickerson

/S/ BYRON K. ADAMS, JR.	Director
Byron K. Adams, Jr.

/S/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/S/ ANTHONY W. DEERING	Director
Anthony W. Deering

/S/ A.B. KRONGARD	Director
A.B. Krongard

/S/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/S/ ERIC T. OLSON	Director
Eric T. Olson

/S/ BRENDA PIPER	Director
Brenda Piper

/S/ HARVEY L. SANDERS	Director
Harvey L. Sanders

/S/ THOMAS J. SIPPEL	Director
Thomas J. Sippel
Dated: February 25, 2013

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2012	$4,070	$(108)	$(676)	$3,286
For the year ended December 31, 2011	4,869	699	(1,498)	4,070
For the year ended December 31, 2010	5,156	190	(477)	4,869
Sales returns and allowances
For the year ended December 31, 2012	$20,600	$107,536	$(95,217)	$32,919
For the year ended December 31, 2011	16,827	74,245	(70,472)	20,600
For the year ended December 31, 2010	13,969	48,136	(45,278)	16,827
Deferred tax asset valuation allowance
For the year ended December 31, 2012	$1,784	$2,855	$(643)	$3,996
For the year ended December 31, 2011	1,765	1,784	(1,765)	1,784
For the year ended December 31, 2010	—	1,765	—	1,765