Form 10-K/A
period 2012-12-31
Under Armour, Inc.
filed 2013-02-26
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 to its Annual Report on Form 10−K for the fiscal year ended December 31, 2012 (the "Original Filing") solely to correct typographical errors in the certifications contained in Exhibits 31.01, 31.02, 32.01 and 32.02 to the Original Filing. The corrected certifications are filed as Exhibits 31.01, 31.02, 32.01 and 32.02 to this Amendment.
Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing. The Original Filing as corrected is hereby refiled in its entirety.

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