Form 10-Q
period 2013-03-31
Under Armour, Inc.
filed 2013-05-01
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2013, there were 84,092,773 shares of Class A Common Stock and 20,975,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$255,722	$341,841	$107,052
Accounts receivable, net	246,218	175,524	196,411
Inventories	323,509	319,286	324,354
Prepaid expenses and other current assets	37,227	43,896	47,121
Deferred income taxes	24,765	23,051	19,164
Total current assets	887,441	903,598	694,102
Property and equipment, net	180,591	180,850	158,482
Intangible assets, net	3,842	4,483	4,648
Deferred income taxes	26,281	22,606	15,461
Other long term assets	42,333	45,546	47,544
Total assets	$1,140,488	$1,157,083	$920,237
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	127,327	143,689	95,844
Accrued expenses	66,969	85,077	40,970
Current maturities of long term debt	8,787	9,132	43,330
Other current liabilities	3,246	14,330	2,550
Total current liabilities	206,329	252,228	182,694
Long term debt, net of current maturities	51,658	52,757	32,451
Other long term liabilities	39,343	35,176	31,004
Total liabilities	297,330	340,161	246,149
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of March 31, 2013, December 31, 2012 and March 31, 2012; 84,092,773 shares issued and outstanding as of March 31, 2013, 83,461,106 shares issued and outstanding as of December 31, 2012 and 82,002,002 shares issued and outstanding as of March 31, 2012	28	28	27
Class B Convertible Common Stock, $0.0003 1/3 par value; 20,975,000 shares authorized, issued and outstanding as of March 31, 2013, 21,300,000 shares authorized, issued and outstanding as of December 31, 2012 and 22,200,000 shares authorized, issued and outstanding as of March 31, 2012	7	7	7
Additional paid-in capital	342,153	321,338	291,644
Retained earnings	500,946	493,181	380,248
Accumulated other comprehensive income	24	2,368	2,162
Total stockholders’ equity	843,158	816,922	674,088
Total liabilities and stockholders’ equity	$1,140,488	$1,157,083	$920,237
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net revenues	$471,608	$384,389
Cost of goods sold	255,057	209,185
Gross profit	216,551	175,204
Selling, general and administrative expenses	203,059	150,801
Income from operations	13,492	24,403
Interest expense, net	(725)	(1,355)
Other income, net	240	82
Income before income taxes	13,007	23,130
Provision for income taxes	5,193	8,469
Net income	$7,814	$14,661
Net income available per common share
Basic	$0.07	$0.14
Diluted	$0.07	$0.14
Weighted average common shares outstanding
Basic	104,898	103,847
Diluted	107,096	105,705
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$7,814	$14,661
Other comprehensive income:
Foreign currency translation adjustment	(2,440)	134
Unrealized gain on cash flow hedge, net of tax $68	96	—
Total other comprehensive income (loss)	(2,344)	134
Comprehensive income	$5,470	$14,795
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$7,814	$14,661
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	11,842	10,591
Unrealized foreign currency exchange rate (gains) losses	606	(1,686)
Stock-based compensation	11,908	6,418
Loss on disposal of property and equipment	56	390
Deferred income taxes	(5,668)	(1,837)
Changes in reserves and allowances	3,617	(1,917)
Changes in operating assets and liabilities:
Accounts receivable	(76,018)	(60,391)
Inventories	(4,323)	1,552
Prepaid expenses and other assets	9,559	4,538
Accounts payable	(10,558)	(6,052)
Accrued expenses and other liabilities	(11,780)	(26,041)
Income taxes payable and receivable	(11,591)	(13,274)
Net cash used in operating activities	(74,536)	(73,048)
Cash flows from investing activities
Purchases of property and equipment	(18,329)	(8,839)
Change in restricted cash	—	(198)
Net cash used in investing activities	(18,329)	(9,037)
Cash flows from financing activities
Payments on long term debt	(1,443)	(1,943)
Excess tax benefits from stock-based compensation arrangements	4,222	9,500
Proceeds from exercise of stock options and other stock issuances	4,670	6,868
Net cash provided by financing activities	7,449	14,425
Effect of exchange rate changes on cash and cash equivalents	(703)	(672)
Net decrease in cash and cash equivalents	(86,119)	(68,332)
Cash and cash equivalents
Beginning of period	341,841	175,384
End of period	$255,722	$107,052

Non-cash investing and financing activities
Increase (decrease) in accrual for property and equipment	$(7,380)	$436
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 (the “2012 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other portions thereof.
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
Concentration of Credit Risk
Financial instruments that subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable are due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required. The most significant customers that accounted for a large portion of net revenues and accounts receivable were as follows:

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2013	17.6%	5.8%	5.4%
Three months ended March 31, 2012	18.6%	7.3%	7.2%
Accounts receivable
As of March 31, 2013	27.4%	8.5%	7.5%
As of December 31, 2012	26.4%	8.8%	7.0%
As of March 31, 2012	28.5%	12.4%	7.3%
Allowance for Doubtful Accounts
As of March 31, 2013, December 31, 2012 and March 31, 2012, the allowance for doubtful accounts was $3.3 million, $3.3 million and $3.8 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $9.0 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.
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

3. Credit Facility and Long Term Debt
Credit Facility
The Company has a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three months ended March 31, 2013 or 2012.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2013 and 2012. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of March 31, 2013, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
The credit facility included a $25.0 million term loan facility. In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of the Company's headquarters and repaid it in December 2012. The interest rate on the term loan was 1.7% during the three months ended March 31, 2012.

Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of March 31, 2013. As of March 31, 2013, December 31, 2012 and March 31, 2012, the outstanding principal balance under these agreements was $10.9 million, $11.9 million and $12.8 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 2.3% and 3.9% for the three months ended March 31, 2013 and 2012, respectively.
In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan had an interest rate of 6.73%. As of March 31, 2012, the outstanding balance on the loan was $38.0 million. In addition, in connection with this loan, the Company was required to set aside amounts in reserve and cash collateral accounts. As of March 31, 2012, the restricted cash balance was $5.2 million. The Company had no restricted cash requirements as of March 31, 2013.
In December 2012, the Company repaid the remaining balance of the assumed loan of $37.7 million and entered into a $50.0 million loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. As of March 31, 2013, the outstanding balance on the loan was $49.5 million. The weighted average interest rate on the loan was 1.7% for the three months ended March 31, 2013.
Interest expense was $0.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities discussed above, as well as interest incurred in connection with the Company's interest rate swap contract.
The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

4. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2012 Form 10-K other than those which occur in the normal course of business.
The Company is, from time to time, involved in routine legal, trade, and other regulatory matters incidental to its business. The Company believes that the ultimate resolution of any such current proceedings and claims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

5. Fair Value Measurements
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

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	March 31, 2013			March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 7)	$—	$(16)	$—	$—	$(110)	$—
Interest rate swap contract (see Note 7)	—	23	—	—	—	—
TOLI policies held by the Rabbi Trust	—	4,375	—	—	4,227	—
Deferred Compensation Plan obligations	—	(3,013)	—	—	(3,696)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The interest rate swap contract represents gains and losses on the derivative contract, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are in the same funds and initially purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
The carrying value of the Company's long term debt approximated its fair value as of March 31, 2013 and 2012. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
In February 2013, 0.6 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The performance-based restricted stock units have vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. Upon the achievement of the combined operating income targets, one third of the restricted stock units will vest in February 2015, one third will vest in February 2016 and the remaining one third will vest in February 2017. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain operating income targets for 2013 and 2014 probable and recorded $0.4 million of stock-based compensation expense for these performance-based restricted stock units during the three months ended March 31, 2013. The Company will assess the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that the performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $0.7 million would have been recorded during the three months ended March 31, 2013 for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2012, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. As of March 31, 2013, the Company deemed the achievement of certain operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $4.4 million for a portion of these awards during the three months ended March 31, 2013. Additional stock based compensation of up to $6.6 million would have been recorded from the grant date through March 31, 2013 for these performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.
During 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. As of March 31, 2012, the Company deemed the achievement of certain operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $2.4 million during the three months ended March 31, 2012. As of March 31, 2013, the Company deemed the achievement of certain operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $4.6 million for a portion of these awards during the three months ended March 31, 2013. Additional stock based compensation of up to $4.6 million would have been recorded from the grant date through March 31, 2013 for these performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.

7. Risk Management and Derivatives
Foreign Currency Risk Management
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. From time to time, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its various international subsidiaries.

As of March 31, 2013, the aggregate notional value of the Company’s outstanding foreign currency forward contracts was $32.9 million, which primarily was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The fair values of the Company’s foreign currency forward contracts were liabilities of $16.3 thousand and $0.1 million as of March 31, 2013 and 2012, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$(606)	$1,686
Realized foreign currency exchange rate gains (losses)	(594)	782
Unrealized derivative gains (losses)	(21)	554
Realized derivative gains (losses)	1,461	(2,940)

Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. In December 2012, the Company began utilizing an interest rate swap contract to convert a portion of variable rate debt under the $50.0 million loan to fixed rate debt. The contract pays fixed and receives variable rates of interest based on one-month LIBOR and has a maturity date of December 2019. The interest rate swap contract is accounted for as a cash flow hedge and accordingly, the effective portion of the changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 3 for a discussion of long term debt.
As of March 31, 2013, the notional value of the Company's outstanding interest rate swap contract was $25.0 million. During the three months ended March 31, 2013, the Company recorded a $66.4 thousand increase in interest expense, representing the effective portion of the contract, reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $22.6 thousand as of March 31, 2013, and was included in other long term assets on the consolidated balance sheet.
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

8. Provision for Income Taxes
The effective rates for income taxes were 39.9% and 36.6% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was higher than the effective tax rate for the three months ended March 31, 2012 primarily due to state tax credits and favorable one-time discrete items included in the 2012 effective tax rate. The Company’s annual 2013 effective tax rate is expected to be approximately 39.0% to 39.5%.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Numerator
Net income	$7,814	$14,661
Net income attributable to participating securities	(8)	(59)
Net income available to common shareholders (1)	$7,806	$14,602
Denominator
Weighted average common shares outstanding	104,751	103,414
Effect of dilutive securities	2,198	1,859
Weighted average common shares and dilutive securities outstanding	106,949	105,273
Earnings per share - basic	$0.07	$0.14
Earnings per share - diluted	$0.07	$0.14
(1) Basic weighted average common shares outstanding	104,751	103,414
Basic weighted average common shares outstanding and participating securities	104,898	103,847
Percentage allocated to common stockholders	99.9%	99.6%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 0.1 million and 0.2 million shares of common stock outstanding for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
The geographic distribution of the Company’s net revenues and operating income are summarized in the following tables based on the location of its customers and operations. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure and corporate expenses from North America have not been allocated to other foreign countries.

	Three Months Ended March 31,
(In thousands)	2013	2012
Net revenues
North America	$440,868	$362,521
Other foreign countries	30,740	21,868
Total net revenues	$471,608	$384,389

	Three Months Ended March 31,
(In thousands)	2013	2012
Operating income
North America	$13,127	$22,361
Other foreign countries	365	2,042
Total operating income	13,492	24,403
Interest expense, net	(725)	(1,355)
Other expense, net	240	82
Income before income taxes	$13,007	$23,130

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Apparel	$345,526	$283,331
Footwear	80,783	63,663
Accessories	36,082	29,635
Total net sales	462,391	376,629
License revenues	9,217	7,760
Total net revenues	$471,608	$384,389

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
The forward-looking statements contained in this Form 10-Q and the documents incorporated herein by reference (if any) reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) (our “2012 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex, global business;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to reduce the prices of our products or to increase significantly our marketing efforts in order to avoid losing market share;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to comply with trade and other regulations;

•	the availability, integration and effective operation of management information systems and other technology; and

•	our ability to attract and retain the services of our senior management and key employees.
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
We are a growth company as evidenced by the increase in net revenues to $1,834.9 million in 2012 from $725.2 million in 2008. We reported net revenues of $471.6 million for the first three months of 2013, which represented a 22.7% increase from the first three months of 2012. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2013 include UA HEATGEAR® Sonic apparel, UA Spine Venom running footwear and ARMOUR39TM fitness monitoring and tracking system.
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

General
Net revenues comprise both net sales and license revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues consist of fees paid to us by our licensees in exchange for the use of our trademarks on products such as socks, team uniforms, baby and kids’ apparel, eyewear and inflatable footballs and basketballs, as well as the distribution of our products in Japan.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs, included within selling, general and administrative expenses, were $9.0 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively.
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
Other income, net consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net revenues	$471,608	$384,389
Cost of goods sold	255,057	209,185
Gross profit	216,551	175,204
Selling, general and administrative expenses	203,059	150,801
Income from operations	13,492	24,403
Interest expense, net	(725)	(1,355)
Other expense, net	240	82
Income before income taxes	13,007	23,130
Provision for income taxes	5,193	8,469
Net income	$7,814	$14,661

	Three Months Ended March 31,
(As a percentage of net revenues)	2013	2012
Net revenues	100.0%	100.0%
Cost of goods sold	54.1%	54.4%
Gross profit	45.9%	45.6%
Selling, general and administrative expenses	43.1%	39.2%
Income from operations	2.9%	6.3%
Interest expense, net	(0.2)%	(0.3)%
Other expense, net	0.1%	—%
Income before income taxes	2.8%	6.0%
Provision for income taxes	1.1%	2.2%
Net income	1.7%	3.8%
Consolidated Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net revenues increased $87.2 million, or 22.7%, to $471.6 million for the three months ended March 31, 2013 from $384.4 million for the same period in 2012. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change	% Change
Apparel	$345,526	$283,331	$62,195	22.0%
Footwear	80,783	63,663	17,120	26.9%
Accessories	36,082	29,635	6,447	21.8%
Total net sales	462,391	376,629	85,762	22.8%
License revenues	9,217	7,760	1,457	18.8%
Total net revenues	$471,608	$384,389	$87,219	22.7%

Net sales increased $85.8 million, or 22.8%, to $462.4 million for the three months ended March 31, 2013 from $376.6 million during the same period in 2012. The increase in net sales primarily reflects:

•	$29.3 million, or 30.9%, increase in direct to consumer sales, led by growth in our Ecommerce business, along with 20 additional stores globally, or a 22.2% increase, since March 2012; and

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our baselayer and training apparel, including new UA HEATGEAR® Sonic apparel and ArmourBra, running footwear, including UA Spine Venom, and headwear accessories.

License revenues increased $1.4 million, or 18.8%, to $9.2 million for the three months ended March 31, 2013 from $7.8 million during the same period in 2012. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees.
Gross profit increased $41.4 million to $216.6 million for the three months ended March 31, 2013 from $175.2 million for the same period in 2012. Gross profit as a percentage of net revenues, or gross margin, increased 30 basis points to 45.9% for the three months ended March 31, 2013 compared to 45.6% during the same period in 2012. The increase in gross margin percentage was primarily driven by the following:

•
approximate 100 basis point increase driven primarily by lower North American apparel product input costs. We expect North American product input cost favorability will continue through the first half of 2013.

The above increase was partially offset by the below decreases:

•
approximate 35 basis point decrease driven by sales mix. The sales mix impact was primarily driven by increased sales of excess inventory through our factory house outlet stores at lower prices, along with increased lower margin sales to our distributors in Latin America. We expect the sales mix impact will become favorable as we move through the remainder of 2013.

•
approximate 35 basis point decrease driven by higher inbound freight, partially due to supply chain challenges, required to meet customer demand. We expect this year over year negative impact will continue through the first half of 2013.

Selling, general and administrative expenses increased $52.3 million to $203.1 million for the three months ended March 31, 2013 from $150.8 million for the same period in 2012. As a percentage of net revenues, selling, general and administrative expenses increased to 43.1% for the three months ended March 31, 2013 compared to 39.2% for the same period in 2012. These changes were primarily attributable to the following:

•
Marketing costs increased $18.6 million to $62.8 million for the three months ended March 31, 2013 from $44.2 million for the same period in 2012 primarily due to key marketing campaigns, including the I WILL® innovation campaign, as well as increased sponsorship of collegiate and professional teams and athletes, including Tottenham Hotspur Football Club. As a percentage of net revenues, marketing costs increased to 13.3% for the three months ended March 31, 2013 from 11.5% for the same period in 2012 primarily due to the items noted above.

•
Selling costs increased $12.8 million to $50.6 million for the three months ended March 31, 2013 from $37.8 million for the same period in 2012. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 10.7% for the three months ended March 31, 2013 from 9.8% for the same period in 2012 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $11.6 million to $49.3 million for the three months ended March 31, 2013 from $37.7 million for the same period in 2012 primarily due to higher costs incurred for the design and sourcing of our expanding apparel, footwear and accessory lines along with higher incentive compensation costs. As a percentage of net revenues, product innovation and supply chain costs increased to 10.5% for the three months ended March 31, 2013 compared to 9.8% for the same period in 2012 primarily due to increased incentive compensation costs.

•
Corporate services costs increased $9.3 million to $40.4 million for the three months ended March 31, 2013 from $31.1 million for the same period in 2012. This increase was primarily attributable to higher incentive compensation and administrative costs. As a percentage of net revenues, corporate services costs increased slightly to 8.6% for the three months ended March 31, 2013 compared to 8.1% for the same period in 2012.

Income from operations decreased $10.9 million, or 44.7%, to $13.5 million for the three months ended March 31, 2013 from $24.4 million for the same period in 2012. Income from operations as a percentage of net revenues decreased to 2.9% for the three months ended March 31, 2013 from 6.3% for the same period in 2012. This decrease was primarily driven by the timing of marketing expenses and increased incentive compensation, partially offset by the higher gross profit percentage noted above.
Interest expense, net decreased $0.7 million to $0.7 million for the three months ended March 31, 2013 from $1.4 million for the same period in 2012. This decrease was primarily due to higher interest in 2012 on debt assumed in connection with the acquisition of our corporate headquarters.
Other expense, net increased $0.1 million to $0.2 million for the three months ended March 31, 2013 from $0.1 million for the same period in 2012. This increase was due to higher net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.

Provision for income taxes decreased $3.3 million to $5.2 million during the three months ended March 31, 2013 from $8.5 million during the same period in 2012. For the three months ended March 31, 2013, our effective tax rate was 39.9% compared to 36.6% for the same period in 2012. The effective rate for the three months ended March 31, 2013 was higher than the effective rate for the three months ended March 31, 2012 primarily due to state tax credits and favorable one-time discrete items included in the 2012 effective tax rate. Our 2013 annual effective tax rate is expected to be approximately 39.0 to 39.5%.
Segment Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net revenues by geographic region are summarized below:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change	% Change
North America	$440,868	$362,521	$78,347	21.6%
Other foreign countries	30,740	21,868	$8,872	40.6%
Total net revenues	$471,608	$384,389	$87,219	22.7%
Net revenues in our North America operating segment increased $78.4 million to $440.9 million for the three months ended March 31, 2013 from $362.5 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $8.8 million to $30.7 million for the three months ended March 31, 2013 from $21.9 million for the same period in 2012 primarily due to unit sales growth to distributors in our Latin American operating segment and growth in our EMEA operating segment.
Operating income by geographic region is summarized below:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change	% Change
North America	$13,127	$22,361	$(9,234)	(41.3)%
Other foreign countries	365	2,042	(1,677)	(82.1)%
Total operating income	$13,492	$24,403	$(10,911)	(44.7)%
Operating income in our North America operating segment decreased $9.3 million to $13.1 million for the three months ended March 31, 2013 from $22.4 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased $1.6 million to $0.4 million for the three months ended March 31, 2013 from $2.0 million for the same period in 2012 primarily due to the costs associated with our continued investment to support our international expansion in our EMEA and Asia operating segments.

Seasonality
Historically, we have recognized a majority of our net revenues and a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, including our higher priced cold weather products, along with a larger proportion of higher margin direct to consumer sales. The level of our working capital generally reflects the seasonality and growth in our business.

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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(74,536)	$(73,048)
Investing activities	(18,329)	(9,037)
Financing activities	7,449	14,425
Effect of exchange rate changes on cash and cash equivalents	(703)	(672)
Net decrease in cash and cash equivalents	$(86,119)	$(68,332)
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
Cash used in operating activities increased $1.5 million to $74.5 million for the three months ended March 31, 2013 from $73.0 million during the same period in 2012. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $5.0 million and decrease in net income of $6.9 million, partially offset by an increase in adjustments to net income for non-cash items of $10.4 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in accounts receivable of $15.6 million in the current period as compared to the prior period primarily due to the 22.8% increase in net sales during the first quarter of 2013, coupled with an increased mix of sales to customers with payment terms at the higher end of our standard terms, and

•	a larger increase in inventory investments of $5.9 million in the current period as compared to the prior period primarily to support key 2013 launches, partially offset by

•
a smaller increase in accrued expenses and other liabilities of $14.3 million in the current period as compared to the prior period, primarily due to the timing of payments for our marketing investments.

Adjustments to net income for non-cash items increased in the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increased stock-based compensation expense in the current period as compared to the prior period and an increase in reserves and allowances in the current period as compared to a decrease in the prior period.
Investing Activities
Cash used in investing activities increased $9.3 million to $18.3 million for the three months ended March 31, 2013 from $9.0 million for the same period in 2012. This increase in cash used in investing activities primarily represents costs to improve and expand our distribution and corporate facilities, along with factory house and specialty store openings in the current year period as compared to the prior period. Capital expenditures for the full year 2013 are anticipated to be $80.0 million to $85.0 million.

Financing Activities
Cash provided by financing activities decreased $7.0 million to $7.4 million for the three months ended March 31, 2013 from $14.4 million for the same period in 2012. This decrease is primarily due to lower excess tax benefits from stock-based compensation arrangements and proceeds from the exercise of stock options in the current period as compared to the prior period.

Credit Facility
We have a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three months ended March 31, 2013 and 2012.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2013 and 2012. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of March 31, 2013, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
The credit facility included a $25.0 million term loan facility. In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of our headquarters and repaid it in December 2012. The interest rate on the term loan was 1.7% during the three months ended March 31, 2012.

Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of March 31, 2013. As of March 31, 2013, December 31, 2012 and March 31, 2012, the outstanding principal balance under these agreements was $10.9 million, $11.9 million and $12.8 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 2.3% and 3.9% for the three months ended March 31, 2013 and 2012, respectively.
In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan had an interest rate of 6.73%. As of March 31, 2012, the outstanding balance on the loan was $38.0 million. In addition, in connection with this loan, we were required to set aside amounts in reserve and cash collateral accounts. As of March 31, 2012, the restricted cash balance was $5.2 million. The Company had no restricted cash requirements as of March 31, 2013.

In December 2012, we repaid the remaining balance of the assumed loan of $37.7 million and entered into a $50.0 million loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. As of March 31, 2013, the outstanding balance on the loan was $49.5 million.
We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
There were no significant changes to the contractual obligations reported in our 2012 Form 10-K other than those which occur in the normal course of business.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2012 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2012 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2013.
Recently Adopted Accounting Standards
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

From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations on intercompany transactions and projected inventory purchases for our international subsidiaries. We do not enter into derivative financial instruments for speculative or trading purposes.

As of March 31, 2013, the aggregate notional value of our outstanding foreign currency forward contracts was $32.9 million, which primarily was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts outstanding as of March 31, 2013 have weighted average contractual forward foreign currency exchange rates of 1.01 CAD per $1.00, €0.78 per $1.00 and £0.84 per €1.00. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of our foreign currency forward contracts were liabilities of $16.3 thousand and $0.1 million as of March 31, 2013 and 2012, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$(606)	$1,686
Realized foreign currency exchange rate gains (losses)	(594)	782
Unrealized derivative gains (losses)	(21)	554
Realized derivative gains (losses)	1,461	(2,940)
Although we have entered into foreign currency forward contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows, we cannot be assured that foreign currency exchange rate fluctuations will not have a material adverse impact on our financial condition and results of operations.
Interest Rate Risk
In order to maintain liquidity and fund business operations, we enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. In December 2012, we began utilizing an interest rate swap contract to convert a portion of variable rate debt under the $50.0 million loan to fixed rate debt. The contract pays fixed and receives variable rates of interest based on one-month LIBOR and has a maturity date of December 2019. The interest rate swap contract is accounted for as a cash flow hedge and accordingly, the effective portion of the changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation.
As of March 31, 2013, the notional value of our outstanding interest rate swap contract was $25.0 million. During the three months ended March 31, 2013, we recorded a $66.4 thousand increase in interest expense, representing the effective portion of the contract, reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $22.6 thousand as of March 31, 2013, and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2013.
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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 have not materially changed.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Under Armour, Inc. 2013 Non-Employee Director Compensation Plan

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ BRAD DICKERSON
Brad Dickerson
Chief Financial Officer
Date: April 30, 2013