Form 10-Q
period 2013-06-30
Under Armour, Inc.
filed 2013-08-06
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2013, there were 85,055,842 shares of Class A Common Stock and 20,430,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2013	December 31, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$223,842	$341,841	$142,928
Accounts receivable, net	212,836	175,524	175,249
Inventories	490,943	319,286	380,895
Prepaid expenses and other current assets	52,291	43,896	56,145
Deferred income taxes	32,043	23,051	22,078
Total current assets	1,011,955	903,598	777,295
Property and equipment, net	190,924	180,850	163,829
Intangible assets, net	3,798	4,483	5,222
Deferred income taxes	26,642	22,606	17,128
Other long term assets	42,069	45,546	41,215
Total assets	$1,275,388	$1,157,083	$1,004,689
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	217,925	143,689	145,649
Accrued expenses	77,935	85,077	59,626
Current maturities of long term debt	5,112	9,132	42,387
Other current liabilities	2,923	14,330	3,876
Total current liabilities	303,895	252,228	251,538
Long term debt, net of current maturities	50,387	52,757	31,499
Other long term liabilities	44,099	35,176	32,519
Total liabilities	398,381	340,161	315,556
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of June 30, 2013, December 31, 2012 and June 30, 2012; 84,744,081 shares issued and outstanding as of June 30, 2013, 83,461,106 shares issued and outstanding as of December 31, 2012 and 82,499,396 shares issued and outstanding as of June 30, 2012	28	28	28
Class B Convertible Common Stock, $0.0003 1/3 par value; 20,650,000 shares authorized, issued and outstanding as of June 30, 2013, 21,300,000 shares authorized, issued and outstanding as of December 31, 2012 and 21,900,000 shares authorized, issued and outstanding as of June 30, 2012	7	7	7
Additional paid-in capital	359,404	321,338	301,760
Retained earnings	517,798	493,181	386,454
Accumulated other comprehensive income (loss)	(230)	2,368	884
Total stockholders’ equity	877,007	816,922	689,133
Total liabilities and stockholders’ equity	$1,275,388	$1,157,083	$1,004,689
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$454,541	$369,473	$926,149	$753,862
Cost of goods sold	234,910	200,006	489,967	409,191
Gross profit	219,631	169,467	436,182	344,671
Selling, general and administrative expenses	187,321	157,747	390,380	308,548
Income from operations	32,310	11,720	45,802	36,123
Interest expense, net	(711)	(1,320)	(1,436)	(2,675)
Other income (expense), net	(797)	510	(557)	592
Income before income taxes	30,802	10,910	43,809	34,040
Provision for income taxes	13,236	4,242	18,429	12,711
Net income	$17,566	$6,668	$25,380	$21,329
Net income available per common share
Basic	$0.17	$0.06	$0.24	$0.20
Diluted	$0.16	$0.06	$0.24	$0.20
Weighted average common shares outstanding
Basic	105,265	104,324	105,081	104,085
Diluted	107,417	105,972	107,256	105,838
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,566	$6,668	$25,380	$21,329
Other comprehensive income (loss):
Foreign currency translation adjustment	(662)	(1,278)	(3,102)	(1,144)
Unrealized gain on cash flow hedge, net of tax of $287 for the three months ended June 30, 2013 and $345 for the six months ended June 30, 2013	408	—	504	—
Total other comprehensive income (loss)	(254)	(1,278)	(2,598)	(1,144)
Comprehensive income	$17,312	$5,390	$22,782	$20,185
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$25,380	$21,329
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	23,618	20,714
Unrealized foreign currency exchange rate losses	1,617	908
Stock-based compensation	18,878	10,350
Loss on disposal of property and equipment	466	400
Deferred income taxes	(13,228)	(6,980)
Changes in reserves and allowances	932	1,358
Changes in operating assets and liabilities:
Accounts receivable	(37,594)	(42,639)
Inventories	(175,549)	(57,572)
Prepaid expenses and other assets	(4,066)	(1,541)
Accounts payable	77,644	44,543
Accrued expenses and other liabilities	2,812	(5,658)
Income taxes payable and receivable	(11,386)	(12,047)
Net cash used in operating activities	(90,476)	(26,835)
Cash flows from investing activities
Purchases of property and equipment	(39,696)	(23,560)
Purchases of other assets	(475)	—
Change in loans receivable	(1,700)	—
Change in restricted cash	—	(396)
Net cash used in investing activities	(41,871)	(23,956)
Cash flows from financing activities
Payments on long term debt	(2,895)	(3,838)
Excess tax benefits from stock-based compensation arrangements	9,455	12,693
Proceeds from exercise of stock options and other stock issuances	9,738	9,852
Net cash provided by financing activities	16,298	18,707
Effect of exchange rate changes on cash and cash equivalents	(1,950)	(372)
Net decrease in cash and cash equivalents	(117,999)	(32,456)
Cash and cash equivalents
Beginning of period	341,841	175,384
End of period	$223,842	$142,928

Non-cash investing and financing activities
Increase (decrease) in accrual for property and equipment	$(7,200)	$24
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 (the “2012 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other portions thereof.
In June 2013, the Company signed an agreement to acquire certain assets of the Company's current distributor in Mexico. The acquisition is expected to close in January 2014. Following the acquisition, the Company will sell its products in Mexico directly rather than through a distributor.
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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2013	16.9%	5.8%	5.5%
Six months ended June 30, 2012	17.7%	6.8%	6.6%
Accounts receivable
As of June 30, 2013	26.3%	9.9%	7.5%
As of December 31, 2012	26.4%	8.8%	7.0%
As of June 30, 2012	24.7%	11.0%	6.7%
Allowance for Doubtful Accounts
As of June 30, 2013, December 31, 2012 and June 30, 2012, the allowance for doubtful accounts was $3.3 million, $3.3 million and $2.9 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $10.4 million and $7.2 million for the three months ended June 30, 2013 and 2012, respectively, and $19.4 million and $14.6 million for the six months ended June 30, 2013 and 2012, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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

3. Credit Facility and Long Term Debt
Credit Facility
The Company has a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three and six months ended June 30, 2013 and 2012, respectively.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of June 30, 2013 and 2012. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of June 30, 2013, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
The credit facility included a $25.0 million term loan facility. In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of the Company's headquarters and repaid it in December 2012. The interest rate on the term loan was 1.7% during the three and six months ended June 30, 2012, respectively.

Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of June 30, 2013. As of June 30, 2013, December 31, 2012 and June 30, 2012, the outstanding principal balance under these agreements was $6.5 million, $11.9 million and $11.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 2.5% and 3.8% for the three months ended June 30, 2013 and 2012, respectively, and 2.4% and 3.9% for the six months ended June 30, 2013 and 2012, respectively.
In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan had an interest rate of 6.73%. As of June 30, 2012, the outstanding balance on the loan was $37.8 million. In addition, in connection with this loan, the Company was required to set aside amounts in reserve and cash collateral accounts. As of June 30, 2012, the restricted cash balance was $5.4 million. The Company had no restricted cash requirements as of June 30, 2013.
In December 2012, the Company repaid the remaining balance of the assumed loan of $37.7 million and entered into a $50.0 million loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. As of June 30, 2013, the outstanding balance on the loan was $49.0 million. The weighted average interest rate on the loan was 1.7% for the three and six months ended June 30, 2013.
Interest expense was $0.7 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities discussed above, as well as interest incurred in connection with the Company's interest rate swap contract.
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

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	June 30, 2013			June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 7)	$—	$(22)	$—	$—	$(1,480)	$—
Interest rate swap contract (see Note 7)	—	947	—	—	—	—
TOLI policies held by the Rabbi Trust	—	4,349	—	—	4,078	—
Deferred Compensation Plan obligations	—	(2,882)	—	—	(3,603)	—
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
The carrying value of the Company's long term debt approximated its fair value as of June 30, 2013 and 2012. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During 2013, 0.7 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The performance-based restricted stock units have vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. Upon the achievement of the combined operating income targets, one third of the restricted stock units will vest in February 2015, one third will vest in February 2016 and the remaining one third will vest in February 2017. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain combined operating income targets for 2013 and 2014 probable during the three months ended March 31, 2013. The Company will assess the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $2.1 million would have been recorded during the six months ended June 30, 2013, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2012, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. As of March 31, 2013, the Company deemed the achievement of certain combined operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $4.4 million for a portion of these awards during the three months ended March 31, 2013. Additional stock based compensation of up to $8.2 million would have been recorded from the grant date through June 30, 2013 for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. As of March 31, 2012, the Company deemed the achievement of certain combined operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $2.4 million for a portion of these awards during the three months ended March 31, 2012. As of March 31, 2013, the Company deemed the achievement of certain higher combined operating income targets for 2012 and 2013 probable and recorded an additional cumulative adjustment of $4.6 million for a portion of these awards during the three months ended March 31, 2013. Additional stock based compensation of up to $5.2 million would have been recorded from the grant date through June 30, 2013 for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.

7. Risk Management and Derivatives
Foreign Currency Risk Management
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. From time to time, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for its various international subsidiaries.

As of June 30, 2013, the aggregate notional value of the Company’s outstanding foreign currency forward contracts was $26.9 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The fair values of the Company’s foreign currency forward contracts were liabilities of $21.6 thousand and $1.5 million as of June 30, 2013 and 2012, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$(1,011)	$(2,594)	$(1,617)	$(908)
Realized foreign currency exchange rate gains (losses)	388	483	(206)	1,265
Unrealized derivative gains (losses)	(5)	(2)	(26)	552
Realized derivative gains (losses)	(169)	2,623	1,292	(317)
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
As of June 30, 2013, the notional value of the Company's outstanding interest rate swap contract was $25.0 million. During the three and six months ended June 30, 2013, the Company recorded a $0.1 million and $0.2 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $0.9 million as of June 30, 2013, and was included in other long term assets on the consolidated balance sheet.
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

8. Provision for Income Taxes
The effective rates for income taxes were 42.1% and 37.3% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the six months ended June 30, 2013 was higher than the effective tax rate for the six months ended June 30, 2012 primarily due to state tax credits included in the 2012 effective tax rate and reduced profitability overseas in the current year. The Company’s annual 2013 effective tax rate is expected to be approximately 40.0% to 41.0%.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income	$17,566	$6,668	$25,380	$21,329
Net income attributable to participating securities	(18)	(20)	(25)	(85)
Net income available to common shareholders (1)	$17,548	$6,648	$25,355	$21,244
Denominator
Weighted average common shares outstanding	105,178	104,028	104,964	103,720
Effect of dilutive securities	2,152	1,648	2,175	1,753
Weighted average common shares and dilutive securities outstanding	107,330	105,676	107,139	105,473
Earnings per share - basic	$0.17	$0.06	$0.24	$0.20
Earnings per share - diluted	$0.16	$0.06	$0.24	$0.20
(1) Basic weighted average common shares outstanding	105,178	104,028	104,964	103,720
Basic weighted average common shares outstanding and participating securities	105,265	104,324	105,081	104,085
Percentage allocated to common stockholders	99.9%	99.7%	99.9%	99.6%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 50.8 thousand and 124.0 thousand shares of common stock outstanding for the three months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 87.4 thousand and 168.0 thousand shares of common stock outstanding for the six months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net revenues
North America	$428,859	$348,898	$869,727	$711,419
Other foreign countries	25,682	20,575	56,422	42,443
Total net revenues	$454,541	$369,473	$926,149	$753,862

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Operating income (loss)
North America	$33,502	$10,912	$46,753	$33,273
Other foreign countries	(1,192)	808	(951)	2,850
Total operating income	32,310	11,720	45,802	36,123
Interest expense, net	(711)	(1,320)	(1,436)	(2,675)
Other income (expense), net	(797)	510	(557)	592
Income before income taxes	$30,802	$10,910	$43,809	$34,040

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Apparel	$310,221	$252,849	$655,747	$536,180
Footwear	81,651	67,425	162,434	131,088
Accessories	51,024	39,220	87,106	68,855
Total net sales	442,896	359,494	905,287	736,123
License revenues	11,645	9,979	20,862	17,739
Total net revenues	$454,541	$369,473	$926,149	$753,862

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
We are a growth company as evidenced by the increase in net revenues to $1,834.9 million in 2012 from $725.2 million in 2008. We reported net revenues of $926.1 million for the first six months of 2013, which represented a 22.9% increase from the first six months of 2012. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory house and specialty stores, website and catalog. New offerings for 2013 include UA COLDGEAR® Infrared and UA HEATGEAR® Sonic apparel, UA SpeedformTM and UA SpineTM Venom running footwear, and the ARMOUR39TM performance monitoring and tracking system.
Our operating segments are geographic and include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. Due to the insignificance of the EMEA, Latin America and Asia operating segments, they have been combined into other foreign countries for disclosure purposes.
Segment operating income consists of the revenues generated by that segment, less the cost of goods sold and selling, general and administrative costs that are incurred directly by that segment, as well as an allocation of certain centrally managed costs, such as our distribution facility costs. Corporate costs, which are generally included in our North America operating segment, include costs related to company-wide administrative costs and debt service costs. These administrative costs include corporate office support, costs relating to accounting, human resources, legal, information technology, as well as costs related to overall corporate management.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs, included within selling, general and administrative expenses, were $10.4 million and $7.2 million for the three months ended June 30, 2013 and 2012, respectively, and $19.4 million and $14.6 million for the six months ended June 30, 2013 and 2012, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, and incentive and stock-based compensation related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of factory house and specialty store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net revenues	$454,541	$369,473	$926,149	$753,862
Cost of goods sold	234,910	200,006	489,967	409,191
Gross profit	219,631	169,467	436,182	344,671
Selling, general and administrative expenses	187,321	157,747	390,380	308,548
Income from operations	32,310	11,720	45,802	36,123
Interest expense, net	(711)	(1,320)	(1,436)	(2,675)
Other income (expense), net	(797)	510	(557)	592
Income before income taxes	30,802	10,910	43,809	34,040
Provision for income taxes	13,236	4,242	18,429	12,711
Net income	$17,566	$6,668	$25,380	$21,329

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.7%	54.1%	52.9%	54.3%
Gross profit	48.3%	45.9%	47.1%	45.7%
Selling, general and administrative expenses	41.2%	42.7%	42.2%	40.9%
Income from operations	7.1%	3.2%	4.9%	4.8%
Interest expense, net	(0.1)%	(0.3)%	(0.1)%	(0.4)%
Other income (expense), net	(0.2)%	0.1%	(0.1)%	0.1%
Income before income taxes	6.8%	3.0%	4.7%	4.5%
Provision for income taxes	2.9%	1.2%	2.0%	1.7%
Net income	3.9%	1.8%	2.7%	2.8%
Consolidated Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Net revenues increased $85.0 million, or 23.0%, to $454.5 million for the three months ended June 30, 2013 from $369.5 million for the same period in 2012. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2013	2012	$ Change	% Change
Apparel	$310,221	$252,849	$57,372	22.7%
Footwear	81,651	67,425	14,226	21.1%
Accessories	51,024	39,220	11,804	30.1%
Total net sales	442,896	359,494	83,402	23.2%
License revenues	11,645	9,979	1,666	16.7%
Total net revenues	$454,541	$369,473	$85,068	23.0%

Net sales increased 83.4 million, or 23.2%, to $442.9 million for the three months ended June 30, 2013 from $359.5 million during the same period in 2012. The increase in net sales primarily reflects:

•	$30.5 million, or 28.8%, increase in direct to consumer sales, led by growth in our e-commerce business, along with 14 additional retail stores or 14.1% growth, since June 2012;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training and golf apparel, including our new UA HEATGEAR® Sonic product line and UA Storm and Charged Cotton® platforms, running apparel and footwear, including UA SpineTM footwear, and headwear accessories; and

•	increased average selling prices due to increasing sales of higher priced products, primarily our football apparel and cleats, including the UA Highlight cleat.
License revenues increased $1.6 million, or 16.7%, to $11.6 million for the three months ended June 30, 2013 from $10.0 million during the same period in 2012. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees.
Gross profit increased $50.1 million to $219.6 million for the three months ended June 30, 2013 from $169.5 million for the same period in 2012. Gross profit as a percentage of net revenues, or gross margin, increased 240 basis points to 48.3% for the three months ended June 30, 2013 compared to 45.9% during the same period in 2012. The increase in gross margin percentage was primarily driven by the following:

•
approximate 140 basis point increase driven primarily by lower North American apparel and accessories product input costs. We do not expect the North American product input cost favorability to continue through the remainder of 2013; and

•
approximate 110 basis point increase driven by sales mix. The sales mix impact was partially driven by decreased sales mix of excess inventory through our factory house outlet stores at lower prices, along with lower proportion of US wholesale footwear sales. We expect the favorable sales mix impact will decrease through the remainder of 2013.

The above increase was partially offset by the below decreases:

•
approximate 10 basis point decrease driven by higher inbound freight, partially due to supply chain challenges, required to meet customer demand. We expect this year over year impact to become favorable as we move through the remainder of 2013.

In connection with an ongoing customs audit, we are currently engaged in discussions with the Canadian Border Services Agency regarding changes to our importation value methodology for goods imported into Canada. The extent and timing of the changes to our existing methodology have not yet been determined. However, the changes are expected to have an unfavorable impact on our gross profit.
Selling, general and administrative expenses increased $29.6 million to $187.3 million for the three months ended June 30, 2013 from $157.7 million for the same period in 2012. As a percentage of net revenues, selling, general and administrative expenses decreased to 41.2% for the three months ended June 30, 2013 compared to 42.7% for the same period in 2012. These changes were primarily attributable to the following:

•
Marketing costs increased $2.4 million to $49.0 million for the three months ended June 30, 2013 from $46.6 million for the same period in 2012 primarily due to increased sponsorship of collegiate and professional teams and athletes, including Tottenham Hotspur Football Club. As a percentage of net revenues, marketing costs decreased to 10.7% for the three months ended June 30, 2013 from 12.6% for the same period in 2012 primarily due to timing of media costs.

•
Selling costs increased $12.8 million to $51.4 million for the three months ended June 30, 2013 from $38.6 million for the same period in 2012. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 11.3% for the three months ended June 30, 2013 from 10.5% for the same period in 2012 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $6.7 million to $46.1 million for the three months ended June 30, 2013 from $39.4 million for the same period in 2012 primarily due to higher distribution facilities operating and personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs decreased to 10.2% for the three months ended June 30, 2013 compared to 10.7% for the same period in 2012.

•
Corporate services costs increased $7.7 million to $40.8 million for the three months ended June 30, 2013 from $33.1 million for the same period in 2012. This increase was primarily attributable to higher incentive compensation and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased slightly to 9.0% for the three months ended June 30, 2013 compared to 8.9% for the same period in 2012.

Income from operations increased $20.6 million, or 175.7%, to $32.3 million for the three months ended June 30, 2013 from $11.7 million for the same period in 2012. Income from operations as a percentage of net revenues increased to 7.1% for the three months ended June 30, 2013 from 3.2% for the same period in 2012. This increase was primarily driven by the timing of marketing expenses and the higher gross profit percentage noted above.

Interest expense, net decreased $0.6 million to $0.7 million for the three months ended June 30, 2013 from $1.3 million for the same period in 2012. This decrease was primarily due to the refinancing in December 2012 of the debt assumed in connection with the acquisition of our corporate headquarters.
Other income (expense), net decreased $1.3 million to $(0.8) million for the three months ended June 30, 2013 from $0.5 million for the same period in 2012. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $9.0 million to $13.2 million during the three months ended June 30, 2013 from $4.2 million during the same period in 2012. For the three months ended June 30, 2013, our effective tax rate was 43.0% compared to 38.9% for the same period in 2012. The effective rate for the three months ended June 30, 2013 was higher than the effective rate for the three months ended June 30, 2012 primarily due to state tax credits included in the 2012 effective tax rate and reduced profitability overseas in the current year. Our 2013 annual effective tax rate is expected to be approximately 40.0% to 41.0%.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net revenues increased $172.2 million, or 22.9%, to $926.1 million for the six months ended June 30, 2013 from $753.9 million for the same period in 2012. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2013	2012	$ Change	% Change
Apparel	$655,747	$536,180	$119,567	22.3%
Footwear	162,434	131,088	31,346	23.9%
Accessories	87,106	68,855	18,251	26.5%
Total net sales	905,287	736,123	169,164	23.0%
License revenues	20,862	17,739	3,123	17.6%
Total net revenues	$926,149	$753,862	$172,287	22.9%

Net sales increased $169.2 million, or 23.0%, to $905.3 million for the six months ended June 30, 2013 from $736.1 million during the same period in 2012. The increase in net sales primarily reflects:

•	$59.8 million, or 29.8%, increase in direct to consumer sales, led by growth in our e-commerce business, along with 14 additional retail stores or 14.1% growth, since June 2012;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly our training apparel, including our new UA HEATGEAR® Sonic product line and UA Storm and Charged Cotton® platforms, running apparel and footwear, including UA SpineTM footwear, and headwear accessories; and

•	increased average selling prices due to increasing sales of higher priced products, primarily our football cleats, including the UA Highlight cleat, and women's Studio line.
License revenues increased $3.2 million, or 17.6%, to $20.9 million for six months ended June 30, 2013 from $17.7 million during the same period in 2012. This increase in license revenues was a result of increased distribution and continued unit volume growth by our licensees.
Gross profit increased $91.5 million to $436.2 million for the six months ended June 30, 2013 from $344.7 million for the same period in 2012. Gross profit as a percentage of net revenues, or gross margin, increased 140 basis points to 47.1% for the six months ended June 30, 2013 compared to 45.7% during the same period in 2012. The increase in gross margin percentage was primarily driven by the following:

•
approximate 130 basis point increase driven primarily by lower North American apparel and accessories product input costs. We do not expect the North American product input cost favorability to continue through the remainder of 2013; and

•
approximate 30 basis point increase driven by sales mix. The sales mix impact was partially driven by decreased sales mix of excess inventory through our factory house outlet stores at lower prices, along with lower proportion of US wholesale footwear sales. We expect the favorable sales mix impact will decrease through the remainder of 2013.

The above increase was partially offset by the below decreases:

•
approximate 20 basis point decrease driven by higher inbound freight, partially due to supply chain challenges, required to meet customer demand. We expect this year over year impact to become favorable as we move through the remainder of 2013.

In connection with an ongoing customs audit, we are currently engaged in discussions with the Canadian Border Services Agency regarding changes to our importation value methodology for goods imported into Canada. The extent and timing of the changes to our existing methodology have not yet been determined. However, the changes are expected to have an unfavorable impact on our gross profit.
Selling, general and administrative expenses increased $81.9 million to $390.4 million for the six months ended June 30, 2013 from $308.5 million for the same period in 2012. As a percentage of net revenues, selling, general and administrative expenses increased to 42.2% for the six months ended June 30, 2013 compared to 40.9% for the same period in 2012. These changes were primarily attributable to the following:

•
Marketing costs increased $21.0 million to $111.8 million for the six months ended June 30, 2013 from $90.8 million for the same period in 2012 primarily due to key marketing campaigns, including the I WILL® innovation campaign, as well as increased sponsorship of collegiate and professional teams and athletes, including Tottenham Hotspur Football Club. As a percentage of net revenues, marketing costs remained unchanged at 12.1% for the six months ended June 30, 2013 and 2012.

•
Selling costs increased $25.6 million to $102.0 million for the six months ended June 30, 2013 from $76.4 million for the same period in 2012. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 11.0% for the six months ended June 30, 2013 from 10.1% for the same period in 2012 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $18.1 million to $95.2 million for the six months ended June 30, 2013 from $77.1 million for the same period in 2012 primarily due to higher incentive compensation costs and distribution facilities operating costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased slightly to 10.3% for the six months ended June 30, 2013 compared to 10.2% for the same period in 2012.

•
Corporate services costs increased $17.2 million to $81.4 million for the six months ended June 30, 2013 from $64.2 million for the same period in 2012. This increase was primarily attributable to higher incentive compensation and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 8.8% for the six months ended June 30, 2013 compared to 8.5% for the same period in 2012.

Income from operations increased $9.7 million, or 26.8%, to $45.8 million for the six months ended June 30, 2013 from $36.1 million for the same period in 2012. Income from operations as a percentage of net revenues increased to 4.9% for the six months ended June 30, 2013 from 4.8% for the same period in 2012. This increase was primarily driven by the higher gross profit percentage noted above.
Interest expense, net decreased $1.3 million to $1.4 million for the six months ended June 30, 2013 from $2.7 million for the same period in 2012. This decrease was primarily due to the refinancing in December 2012 of the debt assumed in connection with the acquisition of our corporate headquarters.
Other income (expense), net decreased $1.2 million to $(0.6) million for the six months ended June 30, 2013 from $0.6 million for the same period in 2012. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $5.7 million to $18.4 million during the six months ended June 30, 2013 from $12.7 million during the same period in 2012. For the six months ended June 30, 2013, our effective tax rate was 42.1% compared to 37.3% for the same period in 2012. The effective rate for the six months ended June 30, 2013 was higher than the effective rate for the six months ended June 30, 2012 primarily due to state tax credits included in the 2012 effective tax rate and reduced profitability overseas in the current year. Our 2013 annual effective tax rate is expected to be approximately 40.0% to 41.0%.

Segment Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Net revenues by geographic region are summarized below:

	Three months ended June 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$428,859	$348,898	$79,961	22.9%
Other foreign countries	25,682	20,575	$5,107	24.8%
Total net revenues	$454,541	$369,473	$85,068	23.0%
Net revenues in our North America operating segment increased $80.0 million to $428.9 million for the three months ended June 30, 2013 from $348.9 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $5.1 million to $25.7 million for the three months ended June 30, 2013 from $20.6 million for the same period in 2012 primarily due to unit sales growth to distributors in our Latin American operating segment and growth in our EMEA operating segment.
Operating income (loss) by geographic region is summarized below:

	Three months ended June 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$33,502	$10,912	$22,590	207.0%
Other foreign countries	(1,192)	808	(2,000)	(247.5)%
Total operating income	$32,310	$11,720	$20,590	175.7%
Operating income in our North America operating segment increased $22.6 million to $33.5 million for the three months ended June 30, 2013 from $10.9 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income (loss) in other foreign countries decreased $2.0 million to $(1.2) million for the three months ended June 30, 2013 from $0.8 million for the same period in 2012 primarily due to our continued investment to support our international expansion in our EMEA and Asia operating segments.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net revenues by geographic region are summarized below:

	Six months ended June 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$869,727	$711,419	$158,308	22.3%
Other foreign countries	56,422	42,443	$13,979	32.9%
Total net revenues	$926,149	$753,862	$172,287	22.9%
Net revenues in our North America operating segment increased $158.3 million to $869.7 million for the six months ended June 30, 2013 from $711.4 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $14.0 million to $56.4 million for the six months ended June 30, 2013 from $42.4 million for the same period in 2012 primarily due to unit sales growth to distributors in our Latin American operating segment and growth in our EMEA operating segment.
Operating income (loss) by geographic region is summarized below:

	Six months ended June 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$46,753	$33,273	$13,480	40.5%
Other foreign countries	(951)	2,850	(3,801)	(133.4)%
Total operating income	$45,802	$36,123	$9,679	26.8%
Operating income in our North America operating segment increased $13.5 million to $46.8 million for the six months ended June 30, 2013 from $33.3 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income (loss) in other foreign countries decreased $3.9 million to $(1.0) million for the six months ended June 30, 2013 from $2.9 million for the same period in 2012 primarily due to our continued investment to support international expansion in our EMEA and Asia operating segments.

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

Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory house and specialty stores, and investment and improvements in information technology systems. In June 2013, we signed an agreement to acquire certain assets of our current distributor in Mexico. The acquisition is expected to close in January 2014 and be financed through cash on hand. Following the acquisition, we will sell our products in Mexico directly rather than through a distributor. In connection with the agreement, we loaned our Mexican distributor $1.7 million in June 2013 to help fund the expansion of this business.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(90,476)	$(26,835)
Investing activities	(41,871)	(23,956)
Financing activities	16,298	18,707
Effect of exchange rate changes on cash and cash equivalents	(1,950)	(372)
Net decrease in cash and cash equivalents	$(117,999)	$(32,456)
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

Cash used in operating activities increased $63.7 million to $90.5 million for the six months ended June 30, 2013 from $26.8 million during the same period in 2012. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $73.2 million, partially offset by an increase in net income of $4.1 million, and an increase in adjustments to net income for non-cash items of $5.4 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in inventory investments of $118.0 million in the current period as compared to the prior period, partially offset by an increase in accounts payable of $33.1 million. In line with our expectations, inventory grew in the second quarter of 2013 at a rate higher than net revenue growth due to supply chain initiatives designed to improve customer service levels. This increase was also partially offset by

•
a larger increase in accrued expenses and other liabilities of $8.5 million in the current period as compared to the prior period, primarily due to higher accruals for our performance incentive plan as compared to the prior period.

Adjustments to net income for non-cash items increased in the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to increased stock-based compensation expense in the current period as compared to the prior period.
Investing Activities
Cash used in investing activities increased $17.9 million to $41.9 million for the six months ended June 30, 2013 from $24.0 million for the same period in 2012, primarily due to increased costs to improve and expand our distribution and corporate facilities, along with factory house and specialty store openings and renovations in the current year period as compared to the prior period.
Capital expenditures for the full year 2013 are anticipated to be $85.0 million to $90.0 million.
Financing Activities
Cash provided by financing activities decreased $2.4 million to $16.3 million for the six months ended June 30, 2013 from $18.7 million for the same period in 2012. This decrease is primarily due to lower excess tax benefits from stock-based compensation arrangements.

Credit Facility
We have a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the six months ended June 30, 2013 and 2012, respectively.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of June 30, 2013 and 2012. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of June 30, 2013, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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

The credit facility included a $25.0 million term loan facility. In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of our headquarters and repaid it in December 2012. The interest rate on the term loan was 1.7% during the three and six months ended June 30, 2012, respectively.

Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of June 30, 2013. As of June 30, 2013, December 31, 2012 and June 30, 2012, the outstanding principal balance under these agreements was $6.5 million, $11.9 million and $11.1 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 2.5% and 3.8% for the three months ended June 30, 2013 and 2012, respectively, and 2.4% and 3.9% for the six months ended June 30, 2013 and 2012, respectively.
In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan had an interest rate of 6.73%. As of June 30, 2012, the outstanding balance on the loan was $37.8 million. In addition, in connection with this loan, we were required to set aside amounts in reserve and cash collateral accounts. As of June 30, 2012, the restricted cash balance was $5.4 million. We had no restricted cash requirements as of June 30, 2013.
In December 2012, we repaid the remaining balance of the assumed loan of $37.7 million and entered into a $50.0 million loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. As of June 30, 2013, the outstanding balance on the loan was $49.0 million.
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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2012 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2012 Form 10-K. There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2013.
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
From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for our international subsidiaries. We do not enter into derivative financial instruments for speculative or trading purposes.

As of June 30, 2013, the aggregate notional value of our outstanding foreign currency forward contracts was $26.9 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts outstanding as of June 30, 2013 have weighted average contractual forward foreign currency exchange rates of 1.05 CAD per $1.00, €0.77 per $1.00 and £0.86 per €1.00. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of our foreign currency forward contracts were liabilities of $21.6 thousand and $1.5 million as of June 30, 2013 and 2012, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$(1,011)	$(2,594)	$(1,617)	$(908)
Realized foreign currency exchange rate gains (losses)	388	483	(206)	1,265
Unrealized derivative gains (losses)	(5)	(2)	(26)	552
Realized derivative gains (losses)	(169)	2,623	1,292	(317)
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
As of June 30, 2013, the notional value of our outstanding interest rate swap contract was $25.0 million. During the three and six months ended June 30, 2013, we recorded a $0.1 million and $0.2 million increase in interest expense, respectively. representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $0.9 million as of June 30, 2013, and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of June 30, 2013.
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
Date: August 6, 2013