Form 10-Q
period 2013-09-30
Under Armour, Inc.
filed 2013-11-05
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2013, there were 85,633,439 shares of Class A Common Stock and 20,000,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Current assets
Cash and cash equivalents	$186,377	$341,841	$157,047
Accounts receivable, net	353,257	175,524	311,001
Inventories	497,406	319,286	312,158
Prepaid expenses and other current assets	56,064	43,896	42,726
Deferred income taxes	29,811	23,051	19,370
Total current assets	1,122,915	903,598	842,302
Property and equipment, net	201,603	180,850	170,157
Intangible assets, net	3,721	4,483	4,815
Deferred income taxes	26,766	22,606	20,544
Other long term assets	41,985	45,546	40,821
Total assets	$1,396,990	$1,157,083	$1,078,639
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$184,405	$143,689	$112,187
Accrued expenses	109,344	85,077	81,802
Current maturities of long term debt	5,034	9,132	41,552
Other current liabilities	34,201	14,330	18,300
Total current liabilities	332,984	252,228	253,841
Long term debt, net of current maturities	49,148	52,757	30,682
Other long term liabilities	48,403	35,176	35,736
Total liabilities	430,535	340,161	320,259
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of September 30, 2013, December 31, 2012 and September 30, 2012; 85,302,799 shares issued and outstanding as of September 30, 2013, 83,461,106 shares issued and outstanding as of December 31, 2012 and 83,045,895 shares issued and outstanding as of September 30, 2012	28	28	28
Class B Convertible Common Stock, $0.0003 1/3 par value; 20,325,000 shares authorized, issued and outstanding as of September 30, 2013, 21,300,000 shares authorized, issued and outstanding as of December 31, 2012 and 21,600,000 shares authorized, issued and outstanding as of September 30, 2012	7	7	7
Additional paid-in capital	373,416	321,338	313,412
Retained earnings	590,582	493,181	443,437
Accumulated other comprehensive income	2,422	2,368	1,496
Total stockholders’ equity	966,455	816,922	758,380
Total liabilities and stockholders’ equity	$1,396,990	$1,157,083	$1,078,639
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$723,146	$575,196	$1,649,295	$1,329,058
Cost of goods sold	373,011	294,805	862,978	703,996
Gross profit	350,135	280,391	786,317	625,062
Selling, general and administrative expenses	229,306	189,411	619,686	497,959
Income from operations	120,829	90,980	166,631	127,103
Interest expense, net	(691)	(1,303)	(2,127)	(3,978)
Other income (expense), net	(113)	(31)	(670)	561
Income before income taxes	120,025	89,646	163,834	123,686
Provision for income taxes	47,241	32,329	65,670	45,040
Net income	$72,784	$57,317	$98,164	$78,646
Net income available per common share
Basic	$0.69	$0.55	$0.93	$0.75
Diluted	$0.68	$0.54	$0.91	$0.74
Weighted average common shares outstanding
Basic	105,527	104,515	105,229	104,228
Diluted	107,768	106,795	107,426	106,157
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$72,784	$57,317	$98,164	$78,646
Other comprehensive income (loss):
Foreign currency translation adjustment	2,717	612	(385)	(532)
Unrealized gain (loss) on cash flow hedge, net of tax of ($37) for the three months ended September 30, 2013 and $308 for the nine months ended September 30, 2013	(65)	—	439	—
Total other comprehensive income (loss)	2,652	612	54	(532)
Comprehensive income	$75,436	$57,929	$98,218	$78,114
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$98,164	$78,646
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	36,052	31,755
Unrealized foreign currency exchange rate (gains) losses	1,021	(2,405)
Loss on disposal of property and equipment	598	485
Stock-based compensation	25,586	15,155
Deferred income taxes	(10,691)	(7,509)
Changes in reserves and allowances	12,007	3,861
Changes in operating assets and liabilities:
Accounts receivable	(181,100)	(180,065)
Inventories	(186,276)	12,593
Prepaid expenses and other assets	(7,027)	2,461
Accounts payable	42,344	10,205
Accrued expenses and other liabilities	37,404	17,611
Income taxes payable and receivable	19,577	11,195
Net cash used in operating activities	(112,341)	(6,012)
Cash flows from investing activities
Purchases of property and equipment	(62,058)	(37,550)
Purchases of other assets	(475)	—
Change in loans receivable	(1,700)	—
Change in restricted cash	—	(166)
Net cash used in investing activities	(64,233)	(37,716)
Cash flows from financing activities
Payments on long term debt	(4,212)	(5,490)
Excess tax benefits from stock-based compensation arrangements	13,770	16,219
Proceeds from exercise of stock options and other stock issuances	12,727	13,193
Net cash provided by financing activities	22,285	23,922
Effect of exchange rate changes on cash and cash equivalents	(1,175)	1,469
Net decrease in cash and cash equivalents	(155,464)	(18,337)
Cash and cash equivalents
Beginning of period	341,841	175,384
End of period	$186,377	$157,047

Non-cash investing and financing activities
Increase (decrease) in accrual for property and equipment	$(6,289)	$530
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2012 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 (the “2012 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other portions thereof.
In June 2013, the Company signed an agreement to acquire certain assets of the Company's distributor in Mexico. The acquisition is expected to close in January 2014. Following the acquisition, the Company will sell its products in Mexico directly rather than through a distributor.
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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2013	17.2%	5.5%	5.2%
Nine months ended September 30, 2012	17.5%	6.0%	5.9%
Accounts receivable
As of September 30, 2013	27.5%	8.3%	5.5%
As of December 31, 2012	26.4%	8.8%	7.0%
As of September 30, 2012	25.2%	8.3%	6.9%
Allowance for Doubtful Accounts
As of September 30, 2013, December 31, 2012 and September 30, 2012, the allowance for doubtful accounts was $2.9 million, $3.3 million and $3.2 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $13.8 million and $9.4 million for the three months ended September 30, 2013 and 2012, respectively, and $33.3 million and $24.0 million for the nine months ended September 30, 2013 and 2012, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.
Recently Adopted Accounting Standards
In February 2013, the FASB issued an Accounting Standards Update which requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.
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

3. Credit Facility and Long Term Debt
Credit Facility
The Company has a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the three and nine months ended September 30, 2013 and 2012, respectively.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of the assets of the Company and certain of its domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising the Company’s corporate headquarters) and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of September 30, 2013 and 2012. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of September 30, 2013, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
The credit facility included a $25.0 million term loan facility. In May 2011, the Company borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of the Company's headquarters and repaid it in December 2012. The interest rate on the term loan was 1.7% and 1.6% during the three and nine months ended September 30, 2012, respectively.
Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of September 30, 2013. As of September 30, 2013, December 31, 2012 and September 30, 2012, the outstanding principal balance under these agreements was $5.7 million, $11.9 million and $9.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2% and 3.6% for the three months ended September 30, 2013 and 2012, respectively, and 2.6% and 3.8% for the nine months ended September 30, 2013 and 2012, respectively.
In July 2011, in connection with the Company’s acquisition of its corporate headquarters, the Company assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan had an interest rate of 6.73%. As of September 30, 2012, the outstanding balance on the loan was $37.6 million. In addition, in connection with this loan, the Company was required to set aside amounts in reserve and cash collateral accounts. As of September 30, 2012, the restricted cash balance was $5.2 million. The Company had no restricted cash requirements as of September 30, 2013.
In December 2012, the Company repaid the remaining balance of the assumed loan of $37.7 million and entered into a $50.0 million loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. As of September 30, 2013, the outstanding balance on the loan was $48.5 million. The weighted average interest rate on the loan was 1.7% for the three and nine months ended September 30, 2013.
Interest expense, net was $0.7 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $2.1 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities discussed above, as well as interest incurred in connection with the Company's interest rate swap contract.
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

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	September 30, 2013			September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 7)	$—	$(55)	$—	$—	$(1,344)	$—
Interest rate swap contract (see Note 7)	—	835	—	—	—	—
TOLI policies held by the Rabbi Trust	—	4,469	—	—	4,229	—
Deferred Compensation Plan obligations	—	(3,112)	—	—	(3,791)	—
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
The carrying value of the Company's long term debt approximated its fair value as of September 30, 2013 and 2012. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During 2013, 0.7 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The performance-based restricted stock units have vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. Upon the achievement of the combined operating income targets, one third of the restricted stock units will vest in February 2015, one third will vest in February 2016 and the remaining one third will vest in February 2017. If certain lower levels of combined operating income for 2013 and 2014 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. The Company deemed the achievement of certain combined operating income targets for 2013 and 2014 probable during the three months ended March 31, 2013.Additional stock based compensation of up to $3.6 million would have been recorded during the nine months ended September 30, 2013, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2012, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. As of March 31, 2013, the Company deemed the achievement of certain combined operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $4.4 million for a portion of these awards during the three months ended March 31, 2013. Additional stock based compensation of up to $9.8 million would have been recorded from the grant date through September 30, 2013 for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. As of March 31, 2012, the Company deemed the achievement of certain combined operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $2.4 million for a portion of these awards during the three months ended March 31, 2012. As of March 31, 2013, the Company deemed the achievement of certain higher combined operating income targets for 2012 and 2013 probable and recorded an additional cumulative adjustment of $4.6 million for a portion of these awards during the three months ended March 31, 2013. Additional stock based compensation of up to $5.8 million would have been recorded from the grant date through September 30, 2013 for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.

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

As of September 30, 2013, the aggregate notional value of the Company’s outstanding foreign currency forward contracts was $39.0 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The fair values of the Company’s foreign currency forward contracts were liabilities of $55.5 thousand and $1.3 million as of September 30, 2013 and 2012, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$596	$3,313	$(1,021)	$2,405
Realized foreign currency exchange rate gains (losses)	374	(1,266)	168	(1)
Unrealized derivative gains (losses)	(35)	27	(61)	579
Realized derivative gains (losses)	(1,048)	(2,105)	244	(2,422)
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
As of September 30, 2013, the notional value of the Company's outstanding interest rate swap contract was $25.0 million. During the three and nine months ended September 30, 2013, the Company recorded a $0.1 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $0.8 million as of September 30, 2013, and was included in other long term assets on the consolidated balance sheet.
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

8. Provision for Income Taxes
The effective rates for income taxes were 40.1% and 36.4% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the nine months ended September 30, 2013 was higher than the effective tax rate for the nine months ended September 30, 2012 primarily due to state tax credits included in the 2012 effective tax rate and a lower proportion of foreign income in the current year. The Company’s annual 2013 effective tax rate is expected to be approximately 40.0% to 41.0%.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income	$72,784	$57,317	$98,164	$78,646
Net income attributable to participating securities	(73)	(115)	(98)	(236)
Net income available to common shareholders (1)	$72,711	$57,202	$98,066	$78,410
Denominator
Weighted average common shares outstanding	105,472	104,285	105,134	103,909
Effect of dilutive securities	2,241	2,280	2,197	1,929
Weighted average common shares and dilutive securities outstanding	107,713	106,565	107,331	105,838
Earnings per share - basic	$0.69	$0.55	$0.93	$0.75
Earnings per share - diluted	$0.68	$0.54	$0.91	$0.74
(1) Basic weighted average common shares outstanding	105,472	104,285	105,134	103,909
Basic weighted average common shares outstanding and participating securities	105,527	104,515	105,229	104,228
Percentage allocated to common stockholders	99.9%	99.8%	99.9%	99.7%

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 2.8 thousand and 88.5 thousand shares of common stock outstanding for the three months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 47.9 thousand and 141.5 thousand shares of common stock outstanding for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
The geographic distribution of the Company’s net revenues and operating income are summarized in the following tables based on the location of its customers and operations. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure and the majority of corporate expenses within North America have not been allocated to other foreign countries.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net revenues
North America	$678,894	$543,089	$1,548,621	$1,254,508
Other foreign countries	44,252	32,107	100,674	74,550
Total net revenues	$723,146	$575,196	$1,649,295	$1,329,058

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Operating income (loss)
North America	$117,277	$89,434	$166,092	$122,707
Other foreign countries	3,552	1,546	539	4,396
Total operating income	120,829	90,980	166,631	127,103
Interest expense, net	(691)	(1,303)	(2,127)	(3,978)
Other income (expense), net	(113)	(31)	(670)	561
Income before income taxes	$120,025	$89,646	$163,834	$123,686

Certain corporate services costs, previously included within North America, have been allocated to other foreign countries. Prior period segment data has been recast within the table above to conform to current year presentation.

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Apparel	$560,899	$444,643	$1,216,645	$980,823
Footwear	81,024	63,153	243,458	194,241
Accessories	64,373	54,379	151,480	123,234
Total net sales	706,296	562,175	1,611,583	1,298,298
License revenues	16,850	13,021	37,712	30,760
Total net revenues	$723,146	$575,196	$1,649,295	$1,329,058

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
We are a growth company as evidenced by the increase in net revenues to $1,834.9 million in 2012 from $725.2 million in 2008. We reported net revenues of $1,649.3 million for the first nine months of 2013, which represented a 24.1% increase from the first nine months of 2012. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our factory and brand house stores, website and catalog. New offerings for 2013 include UA COLDGEAR® Infrared and UA HEATGEAR® Sonic apparel, UA SpeedformTM and UA SpineTM Venom running footwear, and the ARMOUR39TM performance monitoring and tracking system.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs, included within selling, general and administrative expenses, were $13.8 million and $9.4 million for the three months ended September 30, 2013 and 2012, respectively, and $33.3 million and $24.0 million for the nine months ended September 30, 2013 and 2012, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, and incentive and stock-based compensation related to the employee. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program. In addition, marketing costs include costs associated with our Special Make-Up Shop located at one of our distribution facilities where we manufacture a limited number of products primarily for our league, team, player and event sponsorships. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of factory and brand house store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net revenues	$723,146	$575,196	$1,649,295	$1,329,058
Cost of goods sold	373,011	294,805	862,978	703,996
Gross profit	350,135	280,391	786,317	625,062
Selling, general and administrative expenses	229,306	189,411	619,686	497,959
Income from operations	120,829	90,980	166,631	127,103
Interest expense, net	(691)	(1,303)	(2,127)	(3,978)
Other income (expense), net	(113)	(31)	(670)	561
Income before income taxes	120,025	89,646	163,834	123,686
Provision for income taxes	47,241	32,329	65,670	45,040
Net income	$72,784	$57,317	$98,164	$78,646

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.6%	51.3%	52.3%	53.0%
Gross profit	48.4%	48.7%	47.7%	47.0%
Selling, general and administrative expenses	31.7%	32.9%	37.6%	37.4%
Income from operations	16.7%	15.8%	10.1%	9.6%
Interest expense, net	(0.1)%	(0.2)%	(0.2)%	(0.3)%
Other income (expense), net	—%	—%	—%	—%
Income before income taxes	16.6%	15.6%	9.9%	9.3%
Provision for income taxes	6.5%	5.6%	3.9%	3.4%
Net income	10.1%	10.0%	6.0%	5.9%
Consolidated Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Net revenues increased $147.9 million, or 25.7%, to $723.1 million for the three months ended September 30, 2013 from $575.2 million for the same period in 2012. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2013	2012	$ Change	% Change
Apparel	$560,899	$444,643	$116,256	26.1%
Footwear	81,024	63,153	17,871	28.3%
Accessories	64,373	54,379	9,994	18.4%
Total net sales	706,296	562,175	144,121	25.6%
License revenues	16,850	13,021	3,829	29.4%
Total net revenues	$723,146	$575,196	$147,950	25.7%

Net sales increased $144.1 million, or 25.6%, to $706.3 million for the three months ended September 30, 2013 from $562.2 million during the same period in 2012. The increase in net sales primarily reflects:

•	$46.4 million, or 34.0%, increase in direct to consumer sales, which includes 16 additional retail stores or 15.5% growth since September 2012, and growth in our e-commerce business;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training and hunting apparel, including our new UA HEATGEAR® Sonic and UA COLDGEAR® Infrared product lines along with growth in our UA Storm and Charged Cotton® platforms, and running footwear, including UA SpineTM footwear; and

•	increased average selling prices primarily due to increased sales of our higher priced apparel products.
License revenues increased $3.9 million, or 29.4%, to $16.9 million for the three months ended September 30, 2013 from $13.0 million during the same period in 2012. This increase in license revenues was a result of increased distribution and unit volume growth of our licensed products.
Gross profit increased $69.7 million to $350.1 million for the three months ended September 30, 2013 from $280.4 million for the same period in 2012. Gross profit as a percentage of net revenues, or gross margin, decreased 30 basis points to 48.4% for the three months ended September 30, 2013 compared to 48.7% during the same period in 2012. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 90 basis point decrease as a result of higher duty costs on certain products previously imported, which were identified and reserved for during the third quarter of 2013; and

•
approximate 30 basis point decrease driven by higher product input costs in apparel primarily related to sourcing product from more reliable but higher cost factories. We expect the apparel product input cost unfavorability will continue through the fourth quarter of 2013.

The above decreases were partially offset by the below increases:

•	approximate 50 basis point increase driven by lower apparel sales discounts and allowances as a percentage of net revenues. We expect this trend will continue through the fourth quarter of 2013;

•	approximate 20 basis point increase driven by lower inbound freight, partially due to overcoming some of our prior year supply chain challenges; and

•
approximate 20 basis point increase driven by sales mix.  The sales mix impact was primarily driven by decreased sales mix of excess inventory through our factory house outlet stores at lower prices.  We expect the favorable sales mix impact will continue through the fourth quarter of 2013.

Selling, general and administrative expenses increased $39.9 million to $229.3 million for the three months ended September 30, 2013 from $189.4 million for the same period in 2012. As a percentage of net revenues, selling, general and administrative expenses decreased to 31.7% for the three months ended September 30, 2013 compared to 32.9% for the same period in 2012. These changes were primarily attributable to the following:

•
Marketing costs increased $8.6 million to $74.2 million for the three months ended September 30, 2013 from $65.6 million for the same period in 2012 primarily due to increased marketing with North American wholesale customers to support key apparel and footwear launches and sponsorship of collegiate and professional teams and athletes. As a percentage of net revenues, marketing costs decreased to 10.3% for the three months ended September 30, 2013 from 11.4% for the same period in 2012 primarily due to timing of media costs.

•
Selling costs increased $13.2 million to $58.9 million for the three months ended September 30, 2013 from $45.7 million for the same period in 2012. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 8.1% for the three months ended September 30, 2013 from 7.9% for the same period in 2012.

•
Product innovation and supply chain costs increased $10.0 million to $52.9 million for the three months ended September 30, 2013 from $42.9 million for the same period in 2012 primarily due to higher personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs decreased to 7.3% for the three months ended September 30, 2013 compared to 7.5% for the same period in 2012.

•
Corporate services costs increased $8.1 million to $43.3 million for the three months ended September 30, 2013 from $35.2 million for the same period in 2012. This increase was primarily attributable to higher personnel costs, incentive compensation and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 6.0% for the three months ended September 30, 2013 compared to 6.1% for the same period in 2012.

Income from operations increased $29.8 million, or 32.8%, to $120.8 million for the three months ended September 30, 2013 from $91.0 million for the same period in 2012. Income from operations as a percentage of net revenues increased to 16.7% for the three months ended September 30, 2013 from 15.8% for the same period in 2012. This increase was primarily driven by the timing of media costs.

Interest expense, net decreased $0.6 million to $0.7 million for the three months ended September 30, 2013 from $1.3 million for the same period in 2012. This decrease was primarily due to the refinancing in December 2012 of the debt assumed in connection with the acquisition of our corporate headquarters.
Other expense, net increased $82.0 thousand to $113.0 thousand for the three months ended September 30, 2013 from $31.0 thousand for the same period in 2012. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $14.9 million to $47.2 million during the three months ended September 30, 2013 from $32.3 million during the same period in 2012. For the three months ended September 30, 2013, our effective tax rate was 39.4% compared to 36.1% for the same period in 2012. The effective rate for the three months ended September 30, 2013 was higher than the effective rate for the three months ended September 30, 2012 primarily due to state tax credits included in the 2012 effective tax rate and a lower proportion of foreign income in the current year. Our annual 2013 effective tax rate is expected to be approximately 40.0% to 41.0%.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net revenues increased $320.2 million, or 24.1%, to $1,649.3 million for the nine months ended September 30, 2013 from $1,329.1 million for the same period in 2012. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2013	2012	$ Change	% Change
Apparel	$1,216,645	$980,823	$235,822	24.0%
Footwear	243,458	194,241	49,217	25.3%
Accessories	151,480	123,234	28,246	22.9%
Total net sales	1,611,583	1,298,298	313,285	24.1%
License revenues	37,712	30,760	6,952	22.6%
Total net revenues	$1,649,295	$1,329,058	$320,237	24.1%

Net sales increased $313.3 million, or 24.1%, to $1,611.6 million for the nine months ended September 30, 2013 from $1,298.3 million during the same period in 2012. The increase in net sales primarily reflects:

•	$106.2 million, or 31.5%, increase in direct to consumer sales, led by growth in our e-commerce business, along with 16 additional retail stores or 15.5% growth, since September 2012;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly our training and hunting apparel, including our new UA HEATGEAR® Sonic and UA COLDGEAR® Infrared product lines along with growth in our UA Storm and Charged Cotton® platforms, and running footwear, including UA SpineTM footwear; and

•	increased average selling prices primarily due to increased sales of our higher priced apparel products.
License revenues increased $6.9 million, or 22.6%, to $37.7 million for nine months ended September 30, 2013 from $30.8 million during the same period in 2012. This increase in license revenues was a result of increased distribution and unit volume growth of our licensed products.
Gross profit increased $161.2 million to $786.3 million for the nine months ended September 30, 2013 from $625.1 million for the same period in 2012. Gross profit as a percentage of net revenues, or gross margin, increased 70 basis points to 47.7% for the nine months ended September 30, 2013 compared to 47.0% during the same period in 2012. The increase in gross margin percentage was primarily driven by the following:

•
approximate 70 basis point increase driven primarily by lower North American apparel and accessories product input costs. We do not expect North American product input cost favorability during the fourth quarter of 2013;

•
approximate 20 basis point increase driven by sales mix. The sales mix impact was primarily driven by decreased sales mix of excess inventory through our factory house outlet stores at lower prices. We expect the favorable sales mix impact will continue through the fourth quarter of 2013; and

•	approximate 20 basis point increase driven by lower apparel sales discounts and allowances as a percentage of net revenues. We expect this trend will continue through the fourth quarter of 2013.
The above increases were partially offset by the below decreases:

•	approximate 40 basis point decrease as a result of higher duty costs on certain products previously imported, which were identified and reserved for during the third quarter of 2013.
Selling, general and administrative expenses increased $121.7 million to $619.7 million for the nine months ended September 30, 2013 from $498.0 million for the same period in 2012. As a percentage of net revenues, selling, general and administrative expenses increased to 37.6% for the nine months ended September 30, 2013 compared to 37.4% for the same period in 2012. These changes were primarily attributable to the following:

•
Marketing costs increased $29.6 million to $186.0 million for the nine months ended September 30, 2013 from $156.4 million for the same period in 2012 primarily due to key marketing campaigns, including the I WILL® innovation campaign, as well as increased sponsorship of collegiate and professional teams and athletes. As a percentage of net revenues, marketing costs decreased to 11.3% for the nine months ended September 30, 2013 from 11.8% for the same period in 2012 primarily due to decreased media costs in the current year.

•
Selling costs increased $38.8 million to $160.9 million for the nine months ended September 30, 2013 from $122.1 million for the same period in 2012. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 9.8% for the nine months ended September 30, 2013 from 9.2% for the same period in 2012 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $28.2 million to $148.2 million for the nine months ended September 30, 2013 from $120.0 million for the same period in 2012 primarily due to higher personnel and distribution facilities operating costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs remained unchanged at 9.0% for the nine months ended September 30, 2013 and 2012.

•
Corporate services costs increased $25.1 million to $124.6 million for the nine months ended September 30, 2013 from $99.5 million for the same period in 2012. This increase was primarily attributable to higher incentive compensation and personnel and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 7.5% for the nine months ended September 30, 2013 compared to 7.4% for the same period in 2012.

Income from operations increased $39.5 million, or 31.1%, to $166.6 million for the nine months ended September 30, 2013 from $127.1 million for the same period in 2012. Income from operations as a percentage of net revenues increased to 10.1% for the nine months ended September 30, 2013 from 9.6% for the same period in 2012. This increase was primarily driven by the higher gross profit percentage noted above.
Interest expense, net decreased $1.9 million to $2.1 million for the nine months ended September 30, 2013 from $4.0 million for the same period in 2012. This decrease was primarily due to the refinancing in December 2012 of the debt assumed in connection with the acquisition of our corporate headquarters.
Other income (expense), net decreased $1.3 million to $(0.7) million for the nine months ended September 30, 2013 from $0.6 million for the same period in 2012. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $20.7 million to $65.7 million during the nine months ended September 30, 2013 from $45.0 million during the same period in 2012. For the nine months ended September 30, 2013, our effective tax rate was 40.1% compared to 36.4% for the same period in 2012. The effective rate for the nine months ended September 30, 2013 was higher than the effective rate for the nine months ended September 30, 2012 primarily due to state tax credits included in the 2012 effective tax rate and a lower proportion of foreign income in the current year. Our annual 2013 effective tax rate is expected to be approximately 40.0% to 41.0%.
Segment Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Net revenues by geographic region are summarized below:

	Three months ended September 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$678,894	$543,089	$135,805	25.0%
Other foreign countries	44,252	32,107	$12,145	37.8%
Total net revenues	$723,146	$575,196	$147,950	25.7%

Net revenues in our North America operating segment increased $135.8 million to $678.9 million for the three months ended September 30, 2013 from $543.1 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $12.2 million to $44.3 million for the three months ended September 30, 2013 from $32.1 million for the same period in 2012 primarily due to unit sales growth in our EMEA and Asia operating segments.
Operating income by geographic region is summarized below:

	Three months ended September 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$117,277	$89,434	$27,843	31.1%
Other foreign countries	3,552	1,546	2,006	129.8%
Total operating income	$120,829	$90,980	$29,849	32.8%
Operating income in our North America operating segment increased $27.9 million to $117.3 million for the three months ended September 30, 2013 from $89.4 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased $2.1 million to $3.6 million for the three months ended September 30, 2013 from $1.5 million for the same period in 2012 primarily due to higher net revenues in our EMEA operating segment.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net revenues by geographic region are summarized below:

	Nine months ended September 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$1,548,621	$1,254,508	$294,113	23.4%
Other foreign countries	100,674	74,550	$26,124	35.0%
Total net revenues	$1,649,295	$1,329,058	$320,237	24.1%
Net revenues in our North America operating segment increased $294.1 million to $1,548.6 million for the nine months ended September 30, 2013 from $1,254.5 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $26.1 million to $100.7 million for the nine months ended September 30, 2013 from $74.6 million for the same period in 2012 primarily due to unit sales growth in our EMEA and Latin America operating segments.
Operating income by geographic region is summarized below:

	Nine months ended September 30,
(In thousands)	2013	2012	$ Change	% Change
North America	$166,092	$122,707	$43,385	35.4%
Other foreign countries	539	4,396	(3,857)	(87.7)%
Total operating income	$166,631	$127,103	$39,528	31.1%
Operating income in our North America operating segment increased $43.4 million to $166.1 million for the nine months ended September 30, 2013 from $122.7 million for the same period in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased $3.9 million to $0.5 million for the nine months ended September 30, 2013 from $4.4 million for the same period in 2012 primarily due to our continued investment to support international expansion in our EMEA and Asia operating segments.

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

Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new factory and brand house stores, and investment and improvements in information technology systems. In June 2013, we signed an agreement to acquire certain assets of our distributor in Mexico. The acquisition is expected to close in January 2014 and be financed through cash on hand. Following the acquisition, we will sell our products in Mexico directly rather than through a distributor. In connection with the agreement, we loaned our Mexican distributor $1.7 million in June 2013 to help fund the expansion of this business.
Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(112,341)	$(6,012)
Investing activities	(64,233)	(37,716)
Financing activities	22,285	23,922
Effect of exchange rate changes on cash and cash equivalents	(1,175)	1,469
Net decrease in cash and cash equivalents	$(155,464)	$(18,337)
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
Cash used in operating activities increased $106.3 million to $112.3 million for the nine months ended September 30, 2013 from $6.0 million during the same period in 2012. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $149.1 million, partially offset by an increase in net income of $19.5 million, and an increase in adjustments to net income for non-cash items of $23.3 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in inventory investments of $198.9 million in the current period as compared to the prior period, partially offset by an increase in accounts payable of $32.1 million. Inventory grew in the third quarter of 2013 at a rate higher than net revenue growth primarily due to delivery challenges experienced in the prior year period and early deliveries of product in the current period to manage supplier capacity. This increase was also partially offset by

•
a larger increase in accrued expenses and other liabilities of $19.8 million in the current period as compared to the prior period, primarily due to higher accruals for our performance incentive plan as compared to the prior period.

Adjustments to net income for non-cash items increased in the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to increased stock-based compensation expense in the current period as compared to the prior period.
Investing Activities
Cash used in investing activities increased $26.5 million to $64.2 million for the nine months ended September 30, 2013 from $37.7 million for the same period in 2012, primarily due to increased costs to improve and expand our distribution facilities, support our information technology initiatives, along with factory and brand house openings and expansions in the current year period as compared to the prior period.
Capital expenditures for the full year 2013 are expected to be approximately $95.0 million.
Financing Activities
Cash provided by financing activities decreased $1.6 million to $22.3 million for the nine months ended September 30, 2013 from $23.9 million for the same period in 2012. This decrease is primarily due to lower excess tax benefits from stock-based compensation arrangements.

Credit Facility
We have a credit facility with certain lending institutions. The credit facility has a term of four years through March 2015 and provides for a committed revolving credit line of up to $300.0 million. The commitment amount under the revolving credit facility may be increased by an additional $50.0 million, subject to certain conditions and approvals as set forth in the credit agreement. No balances were outstanding under the revolving credit facility during the nine months ended September 30, 2013 and 2012, respectively.
The credit facility may be used for working capital and general corporate purposes and is collateralized by substantially all of our assets and certain of our domestic subsidiaries (other than trademarks and the land, buildings and other assets comprising our corporate headquarters) and by a pledge of 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of September 30, 2013 and 2012. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of September 30, 2013, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
The credit facility included a $25.0 million term loan facility. In May 2011, we borrowed $25.0 million under the term loan facility to finance a portion of the acquisition of our headquarters and repaid it in December 2012. The interest rate on the term loan was 1.7% and 1.6% during the three and nine months ended September 30, 2012, respectively.

Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of September 30, 2013. As of September 30,

2013, December 31, 2012 and September 30, 2012, the outstanding principal balance under these agreements was $5.7 million, $11.9 million and $9.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2% and 3.6% for the three months ended September 30, 2013 and 2012, respectively, and 2.6% and 3.8% for the nine months ended September 30, 2013 and 2012, respectively.
In July 2011, in connection with the acquisition of our corporate headquarters, we assumed a $38.6 million nonrecourse loan secured by a mortgage on the acquired property. The assumed loan had an original term of approximately 10 years with a scheduled maturity date of March 2013. The loan had an interest rate of 6.73%. As of September 30, 2012, the outstanding balance on the loan was $37.6 million. In addition, in connection with this loan, we were required to set aside amounts in reserve and cash collateral accounts. As of September 30, 2012, the restricted cash balance was $5.2 million. We had no restricted cash requirements as of September 30, 2013.
In December 2012, we repaid the remaining balance of the assumed loan of $37.7 million and entered into a $50.0 million loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The new loan has a 7 year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. As of September 30, 2013, the outstanding balance on the loan was $48.5 million.
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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2012 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2012 Form 10-K. There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2013.
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We believe the adoption of this pronouncement will not have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards
In February 2013, the FASB issued an Accounting Standards Update which requires companies to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
We currently generate a majority of our consolidated net revenues in the U.S., and the reporting currency for our consolidated financial statements is the U.S. dollar. As our net revenues generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. These exposures are included in other income, net on the consolidated statements of income.
From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for our international subsidiaries. We do not enter into derivative financial instruments for speculative or trading purposes.

As of September 30, 2013, the aggregate notional value of our outstanding foreign currency forward contracts was $39.0 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts outstanding as of September 30, 2013 have weighted average contractual forward foreign currency exchange rates of 1.03 CAD per $1.00, €0.74 per $1.00 and £0.84 per €1.00. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of our foreign currency forward contracts were liabilities of $55.5 thousand and $1.3 million as of September 30, 2013 and 2012, respectively, and were included in accrued expenses on the consolidated balance sheets. The fair values of the Company’s foreign currency forward contracts were assets of $4.8 thousand as of December 31, 2012, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$596	$3,313	$(1,021)	$2,405
Realized foreign currency exchange rate gains (losses)	374	(1,266)	168	(1)
Unrealized derivative gains (losses)	(35)	27	(61)	579
Realized derivative gains (losses)	(1,048)	(2,105)	244	(2,422)
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
As of September 30, 2013, the notional value of our outstanding interest rate swap contract was $25.0 million. During the three and nine months ended September 30, 2013, we recorded a $0.1 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $0.8 million as of September 30, 2013, and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of September 30, 2013.
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
Date: November 5, 2013