Form 10-K
period 2013-12-31
Under Armour, Inc.
filed 2014-02-21
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $5,022,472,095.

As of January 31, 2014, there were 85,828,707 shares of Class A Common Stock and 20,000,000 shares of Class B Convertible Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014 are incorporated by reference in Part III of this Form 10-K.

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
Our net revenues are generated primarily from the wholesale sales of our products to national, regional, independent and specialty retailers. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and websites, and from product licensing. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers, sales to distributors and sales through our direct to consumer sales channels in over fifteen countries in Europe, Latin America, and Asia. In addition, a third party licensee sells our products in Japan and Korea. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by unaffiliated manufacturers operating primarily in 19 countries outside of the United States.
In December 2013, we acquired MapMyFitness, Inc. (“MapMyFitness”), a digital connected fitness platform with a community of over 20 million registered users. We plan to engage and grow this community through the development of innovative digital products that enable users to lead healthier lifestyles. We also believe this platform and community will increase awareness and sales of our existing product offerings through our North American wholesale and direct to consumer channels.
We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR® and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and our subsidiaries. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.
Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2013, sales of apparel, footwear and accessories represented 76%, 13% and 9% of net revenues, respectively. Licensing arrangements, primarily for the sale of our products, represented the remaining 2% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.
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
Accessories
Accessories primarily includes the sale of headwear, bags and gloves. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.
License and Other
We also have agreements with our licensees to develop Under Armour apparel and accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. During 2013, our licensees offered socks, team uniforms, baby and kids’ apparel, eyewear and inflatable footballs and basketballs that feature performance advantages and functionality similar to our other product offerings.
In December 2013, we acquired MapMyFitness, which offers digital fitness platform licenses and subscriptions, along with digital advertising. License revenues generated from the sale of apparel and accessories and the use of the MapMyFitness platform are included in our net revenues.
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
We are the official outfitter of athletic teams in several high-profile collegiate conferences. We are an official supplier of footwear and gloves to the National Football League (“NFL”) and we are the official combine scouting partner to the NFL with the right to sell combine training apparel beginning in 2012. In addition, in 2011 we became the Official Performance Footwear Supplier of Major League Baseball and became a partner with the National Basketball Association (“NBA”) which allows us to market our NBA athletes in game uniforms in connection with our basketball footwear.
Internationally, we are providing and selling our products to European soccer and rugby teams. Beginning with the 2012 season, we provide the Tottenham Hotspur Football Club with performance apparel, including training wear and playing kit for the Club’s First and Academy teams, together with replica product for the Club’s supporters around the world. We are the official technical kit supplier to the Welsh Rugby Union and have exclusive retail rights on the replica products. Beginning in 2014, we became the official kit supplier of the Chilean football club, Corporación Club Social y Deportivo Colo-Colo.
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
Sales and Distribution
The majority of our sales are generated through wholesale channels, which include national and regional sporting goods chains, independent and specialty retailers, department store chains, institutional athletic departments and leagues and teams. In addition, we sell our products to independent distributors in various countries where we generally do not have direct sales operations and through licensees.
We also sell our products directly to consumers through our own network of brand and factory house stores in our North America and Asia operating segments, and through our website operations in North America and certain countries in Europe. These factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience our brand first-hand and have broader access to our performance products. In 2013, sales through our wholesale, direct to consumer and licensing channels represented 68%, 30% and 2% of net revenues, respectively.
We believe the trend toward performance products is global and plan to continue to introduce our products and simple merchandising story to athletes throughout the world. We are introducing our performance apparel, footwear and accessories outside of North America in a manner consistent with our past brand-building strategy, including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers.
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) Europe, the Middle East and Africa (“EMEA”), (3) Asia, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. Beginning in December 2013, we also operate our acquired MapMyFitness business as a separate segment. As our international and MapMyFitness operating segments are currently not material, we combine them into other foreign countries and businesses for reporting purposes. The following table presents net revenues by segment for each of the years ending December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013		2012		2011
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$2,193,739	94.1%	$1,726,733	94.1%	$1,383,346	93.9%
Other foreign countries and businesses	138,312	5.9	108,188	5.9	89,338	6.1
Total net revenues	$2,332,051	100.0%	$1,834,921	100.0%	$1,472,684	100.0%
North America
North America accounted for 94% of our net revenues for 2013. We sell our branded apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in United States were $2,082.5 million, $1,650.4 million and $1,325.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and substantially all of our long-lived assets were located in the United States. In 2013, our two largest customers were, in alphabetical order, Dick’s Sporting Goods and The Sports Authority. These two customers accounted for a total of 22% of our total net revenues in 2013, and one of these customers individually accounted for at least 10% of our net revenues in 2013.
Our direct to consumer sales are generated primarily through our brand and factory house stores and websites. As of December 31, 2013, we had 117 factory house stores in North America, of which the majority is located in outlet centers throughout the United States. As of December 31, 2013, we had 6 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
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
We distribute the majority of our products sold to our North American wholesale customers and our brand and factory house stores from distribution facilities we lease and operate in California and Maryland. In addition, we distribute our products in North America through third-party logistics providers with primary locations in Canada, New Jersey and Florida. In some instances, we arrange to have products shipped from the independent factories that manufacture our products directly to customer-designated facilities.

Other Foreign Countries and Businesses
Approximately 6% of our net revenues were generated outside of North America and though our acquired MapMyFitness business. We plan to continue to grow our business over the long term in part through expansion in international markets.
EMEA
We sell our apparel, footwear and accessories through retailers and our websites in certain European countries. We also sell our apparel, footwear and accessories to independent distributors in various European countries where we do not have direct sales operations. In addition, we sell our branded products to various sports clubs and teams in Europe. In 2012, we began selling the United Kingdom's Tottenham Hotspur Football Club replica product for the Club’s supporters around the world.
We generally distribute our products to our retail customers and e-commerce consumers in EMEA through a third-party logistics provider based out of Venlo, The Netherlands. This agreement continues until 2015.
Asia
Since 2002 we have had a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan and Korea. We are actively involved with this licensee to develop variations of our products for the different sizes, sports interests and preferences of Japanese and Korean consumers. Our branded products are sold in Japan and Korea to independent specialty stores and large sporting goods retailers and to professional sports teams. We made a cost-based minority investment in Dome Corporation in January 2011.
We also sell our apparel, footwear and accessories to independent distributors in Australia, New Zealand and Taiwan where we do not have direct sales operations.
We sell our products in China through a limited number of brand and factory house stores we directly operate and stores operated by our franchise partners, primarily located in Shanghai and Beijing, China. We also distribute our products to our retail customers in Asia through a third-party logistics provider based out of Hong Kong.
Latin America
We sell to Latin American consumers through independent distributors in Latin American countries where we do not have direct sales operations. We generally distribute our products in this region through our distribution facilities in the United States.
In June 2013, we signed an agreement to acquire certain assets of our distributor in Mexico. Following the close of the acquisition in January 2014, we began selling our products in Mexico directly rather than through a distributor. In 2014, we will begin selling our products directly in Brazil and Chile.

MapMyFitness
In December 2013, we acquired MapMyFitness, which offers digital fitness platform licenses and subscriptions, along with digital advertising.
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
Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our CHARGED COTTON® products, which are made from natural cotton but perform like our synthetic products, drying faster and wicking away moisture from the body, and our Storm Fleece products with a unique, water-resistant finish that repels water, without stifling airflow. In 2013, we introduced ColdGear® Infrared, a ceramic print technology on the inside of our garments that provides athletes with lightweight warmth.
Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2013, approximately 50% to 55% of the fabric used in our products came from six suppliers. These fabric suppliers have primary locations in China, Malaysia, Mexico, Taiwan and Vietnam. We strengthened our relations with key strategic suppliers in 2013, while also continuing to seek new suppliers to diversify our source base. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. CHARGED COTTON® products that we introduced in 2011 continue to perform strongly in the market. This product primarily uses cotton fabrics that may also be subject to commodity price fluctuations and shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers and, in 2013, fourteen manufacturers produced approximately 65% of our products, with primary locations in Jordan, Philippines, China, Nicaragua. Malaysia, Cambodia, Indonesia, Vietnam, Mexico, El Salvador and Honduras. In 2013, our products were manufactured by 26 primary manufacturers, operating in 19 countries, with approximately 66% of our products manufactured in Asia, 14% in Central and South America, 15% in the Middle East and 5% in Mexico. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have a subsidiary in Hong Kong to support our manufacturing, quality assurance and sourcing efforts for apparel and a subsidiary in

Guangzhou, China to support our manufacturing, quality assurance and sourcing efforts for footwear and accessories. We also manufacture a limited number of apparel products, primarily for high-profile athletes and teams, on-premises in our quick turn, Special Make-Up Shop located at one of our distribution facilities in Maryland.
Inventory Management
Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
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
Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOUR39®, ARMOURBITE®, ARMOURLOFT®, ARMOURSTORM®, ARMOUR FLEECE®, and ARMOUR BRA®. We also own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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
We traditionally have had limited patent protection on much of the technology, materials and processes used in the manufacture of our products. However, as we continue to drive innovation in our products, we expect to seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to file patent applications where we deem appropriate to protect our innovations and designs, and we expect the number of applications to increase as our business grows and as we continue to innovate.
Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and adidas. We also compete with other manufacturers, including those specializing in outdoor apparel, and private label offerings of certain retailers, including some of our retail customers.
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
Employees
As of December 31, 2013, we had approximately seventy-eight hundred employees, including approximately five thousand in our brand and factory house stores and nine hundred seventy at our distribution facilities. Approximately thirty three hundred of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.
Available Information
We will make available free of charge on or through our website at www.underarmour.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission. We also post on this website our key corporate governance documents, including our board committee charters, our corporate governance guidelines and our code of conduct and ethics.

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
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to comply with trade and other regulations;

•	the availability, integration and effective operation of management information systems and other technology;

•	our ability to effectively integrate new businesses and investments into our company;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract and retain the services of our senior management and key employees.
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
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, and trends in consumer discretionary spending remain unpredictable. However, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty. A downturn in the economy in markets in which we sell our products may materially harm our sales, profitability and financial condition.
If the financial condition of our retail customers declines, our financial condition and results of operations could be adversely impacted.
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. During weak economic conditions, retail customers may be more cautious with orders. In addition, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our retail customers, which could in turn have an adverse effect on our sales, our ability to collect on receivables and our financial condition.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
In 2013, approximately 22% of our net revenues were generated from sales to our two largest customers. We currently do not enter into long term sales contracts with these or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers’ business could result in a material decrease in our net revenues and net income.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of a global business and as a result our brand image, net revenues and profitability may decline.
We have expanded our operations rapidly since our inception and our net revenues have increased to $2,332.1 million in 2013 from $856.4 million in 2009. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. In addition, as our business becomes more complex through the introduction of more new products and the expansion of our distribution channels, including additional brand and factory house stores and expanded distribution in malls and department stores, and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and a decrease in net revenues and net income.
If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. In addition, long lead times for certain of our products may make it hard for us to quickly respond to changes in consumer demands. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance or other sports products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on our financial condition.

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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. In addition, a significant portion of our net revenues are generated by at-once orders for immediate delivery to customers, particularly during our historical peak season, during the last two quarters of the year. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.
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

•
terrorism or acts of war, or the threat thereof, or political or labor instability or unrest which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which could impair our brand image and have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, as well as damage to our reputation and retailer and distributor relationships.
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
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we own a limited number of fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in outdoor apparel and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, more experience in global markets and greater economies of scale. In addition, our competitors have long term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

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
The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.
We rely on third-party suppliers and manufacturers to provide fabrics for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.
Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2013, fourteen manufacturers produced approximately 65% of our products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
Our future growth depends in part on our expansion efforts outside of the North America. During the year ended December 31, 2013, 94% of our net revenues were earned in North America. We have limited experience with regulatory environments and market practices outside of North America, and may face difficulties in expanding to and successfully operating in markets outside of North America. International expansion may place increased demands on our operational, managerial and administrative resources. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.
The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.
In 2013, our products were manufactured by 26 primary manufacturers, operating in 19 countries. Of these, fourteen manufactured approximately 65% of our products, with primary locations in Jordan, Philippines, China, Nicaragua. Malaysia, Cambodia, Indonesia, Vietnam, Mexico, El Salvador and Honduras. During 2013, approximately 66% of our products were manufactured in Asia, 14% in Central and South America, 15% in the Middle East and 5% in Mexico. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

•	political or labor unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	currency exchange fluctuations;

•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, trade restrictions and restrictions on the transfer of funds, as well as rules and regulations regarding climate change;

•	reduced protection for intellectual property rights in some countries;

•	disruptions or delays in shipments; and

•	changes in local economic conditions in countries where our manufacturers and suppliers are located.

These risks could negatively affect the ability of our manufacturers to produce or deliver our products or procure materials, hamper our ability to sell products in international markets and increase our cost of doing business generally. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, anti-dumping penalties or other charges or restrictions, any of which could have an adverse effect on our results of operations, cash flows and financial condition.
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
Our revolving credit facility also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the revolving credit facility, upon a material adverse change to our business, properties, assets, financial condition or results of operations. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations will be considered an event of default under the credit agreement. A default under the credit agreement could cause the lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would have a material adverse effect on our business, operations, financial condition and liquidity. In addition, because borrowings under the revolving credit facility bear interest at variable interest rates, which we do not anticipate hedging against, increases in interest rates would increase our cost of borrowing, resulting in a decline in our net income and cash flow. As of December 31, 2013, we had $100.0 million drawn under our revolving credit facility and $200.0 million of availability.
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
Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our Class A Common Stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased sales volume of our products during the fall season, including our higher price cold weather products. The majority of our net revenues were generated during the last two quarters in each of 2013, 2012 and 2011, respectively.
Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of marketing expenses and changes in our product mix. Variations in weather conditions may also have an adverse effect on our quarterly results of operations. For example, warmer than normal weather conditions throughout the fall or winter may reduce sales of our COLDGEAR® line, leaving us with excess inventory and operating results below our expectations.
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
We require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them. We do not control these suppliers, manufacturers or licensees or their labor practices. A violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding the production methods of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees.
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

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims or be required to recall products, which could harm our brand as well as our results of operations or our ability to conduct our business. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations. Although we have policies and procedures to address compliance with the FCPA and similar laws, there can be no assurance that all of our employees, agents and other partners will not take actions in violations of our policies. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from two nearby locations in Maryland, our operations could also be interrupted by floods, fires or other natural disasters near our distribution facilities, as well as labor or other operational difficulties or interruptions. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
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
Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. We communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. Therefore a service interruption or shutdown could negatively impact our operating activities. Furthermore, we engage in personal data collection and utilize information technology in connection with digital marketing, digital commerce, our in-store payment processing systems and our connected fitness business. We must comply with increasingly complex regulatory standards enacted to protect this business and personal data. An inability to maintain compliance with these regulatory standards could subject us to legal risks. Any breach of our network or payment processing systems may result in the loss of valuable business data, our customers’, consumers' or employees’ information or a disruption of our business, which could give rise to unwanted media attention, damage our customer or consumer relationships and reputation and result in lost sales, fines or lawsuits.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as our recent acquisition of MapMyFitness and certain assets of our distributor in Mexico. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business, including our ability to successfully integrate new businesses into our company and realize expected synergies and benefits. The failure of any significant investment to provide the returns or profitability we expect could have a material adverse effect on our financial results, including the potential impairment of goodwill and intangible assets, and divert management attention from more profitable business operations. In addition, through our purchase of MapMyFitness, we entered into a new line of business related to connected fitness. Prior to this acquisition, we had limited experience in the connected fitness business. If we are unable to successfully operate this business, we may not realize the anticipated benefits of this acquisition.

Our future success is substantially dependent on the continued service of our senior management and other key employees.
Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Kevin A. Plank, our founder, Chairman and Chief Executive Officer. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.
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
Kevin Plank, our Chairman and Chief Executive Officer controls the majority of the voting power of our common stock.
Our Class A Common Stock, or Class A Stock, has one vote per share and our Class B Convertible Common Stock, or Class B Stock, has 10 votes per share. Our Chairman and Chief Executive Officer, Kevin A. Plank, beneficially owns all outstanding shares of Class B Stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control. The Class B Stock automatically converts to Class A Stock when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B Stock outstanding. Otherwise the Class B Stock does not convert to Class A Stock until Mr. Plank's death or disability. As a result, Mr. Plank can retain his voting control even after he is no longer affiliated with the Company.
A number of our fabrics and manufacturing technology are not patented and can be imitated by our competitors.
The intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain patent protection for our products is limited and we currently own a limited number of fabric or process patents. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on certain of our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.
Our intellectual property rights could potentially conflict with the rights of others and we may be prevented from selling some of our products.
Our success depends in large part on our brand image. We believe our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments, including MapMyFitness. From time to time, we have received or brought claims relating to intellectual property rights of others, and we expect such claims will continue or increase, particularly as we expand our business and the number of products we offer. Any such claim, regardless of its merit, could be expensive and time consuming to defend or prosecute. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.

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

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we are involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Any of these proceedings could result in damages, fines or other penalties, divert financial and management resources and result in significant legal fees. Although we cannot predict the outcome of any particular proceeding, an unfavorable outcome may have an adverse impact on our business, financial condition and results of operations.  In addition, any proceeding could negatively impact our reputation among our customers and our brand image.

Our financial results could be adversely impacted by currency exchange rate fluctuations.

Although we currently generate a majority of our consolidated net revenues in the United States, as our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.  Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance.  As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The following includes a summary of the principal properties that we own or lease as of December 31, 2013.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, which includes 400 thousand square feet of office space that we own and 116 thousand square feet that we are leasing with an option to renew in December 2015. Of the space that we own, a portion of the space is currently leased to third party tenants with remaining lease terms ranging from 1 month to 12.5 years. We intend to occupy this space as it becomes available. For our European headquarters, we lease an office in Amsterdam, the Netherlands, and we maintain an international management office in Panama as well.
We lease our primary distribution facilities, which are located in Glen Burnie, Maryland and Rialto, California. Our Glen Burnie facilities include a total of 830 thousand square feet, with options to renew various portions of the facilities on dates ranging from December 2016 to September 2021. Our Rialto facility is a 1,200 thousand square foot facility with a lease term through May 2023. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. We may expand to additional distribution facilities in the future.
In addition, as of December 31, 2013, we leased 127 brand and factory house stores located in the United States, Canada and China with lease end dates in 2014 through 2028. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. We believe all current proceedings are routine in nature and incidental to the conduct of our business, and we believe no such proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are:

Name	Age	Position
Kevin A. Plank	41	Chairman and Chief Executive Officer
Brad Dickerson	49	Chief Financial Officer
Kip J. Fulks	41	Chief Operating Officer and President of Product
James H. Hardy, Jr.	54	Chief Supply Chain Officer
Karl-Heinz Maurath	52	President, International
Matthew C. Mirchin	54	Executive Vice President, Global Marketing
Adam Peake	45	Senior Vice President of Sales, North America
Henry B. Stafford	39	President, North America
Kevin A. Plank has served as our Chief Executive Officer and Chairman of the Board of Directors since 1996. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation.
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
Kip J. Fulks has been our Chief Operating Officer since September 2011 and President of Product since October 2013. Prior to that, he served as Executive Vice President of Product from January 2011 to August 2011, Senior Vice President of Outdoor and Innovation from March 2008 to December 2010, as Senior Vice President of Outdoor from October 2007 to February 2008, as Senior Vice President of Sourcing, Quality Assurance and Product Development from March 2006 to September 2007, and Vice President of Sourcing and Quality Assurance from 1997 to February 2006.
James H. Hardy, Jr. has been Chief Supply Chain Officer since April 2012. Prior to joining our Company, he served as Senior Vice President of Operations for Hospira, a leading manufacturer of pharmaceutical products, from January 2011 to April 2012 and as Corporate Vice President of Supply Chain from October 2009 to December 2010. Prior thereto, Mr. Hardy served as Senior Vice President of Supply Chain for Dial Corporation from October 2007 to October 2009, as Executive Vice President of Product Supply for ConAgra Foods, Inc. from 2005 to 2007 and held various supply chain management leadership positions at The Clorox Company and The Procter & Gamble Company.
Karl-Heinz Maurath has been President of International since September 2012. Prior to joining our Company, he served for 22 years in various leadership positions with adidas, including Senior Vice President, adidas Group Latin America, from 2003 to 2012 with overall responsibility for Latin America including the Reebok and Taylor Made businesses and Vice President, adidas Nordic, from 2000 to 2003 responsible for its business in the Nordic region and the Baltic states. Prior thereto, Mr. Maurath served in other management positions for adidas, including Managing Director of its business in Sweden and Thailand and Area Manger of sales and marketing for its distributor and licensee businesses in Scandinavia and Latin America. Mr. Maurath, in his capacity as a former director of a subsidiary of adidas, is currently named as a defendant in a criminal tax investigation by regulatory authorities in Argentina related to certain tax matters of the adidas subsidiary in 2006. In November 2013, the court ruled that there were currently no grounds upon which to indict Mr. Maurath. Although the case remains open pending a final determination, the Company believes that the matter will ultimately be dismissed. The Company believes this case in no way impacts Mr. Maurath’s integrity or ability to serve as an executive officer.
Matthew C. Mirchin has been Executive Vice President, Global Marketing since October 2013. Prior to that, he served as Senior Vice President, Global Brand and Sports Marketing from March 2012 to September 2013, Senior Vice President of Sports Marketing from January 2010 to February 2012, Senior Vice President of North American Sales from March 2008 to December 2009, Vice President of North American Sales from March 2006 to February 2008 and Vice President of U.S. Sales from May 2005 to February 2006. Prior to joining our Company, Mr. Mirchin served as President of Retail and Team Sports from 2002 to 2005 and President of Team Sports from 2001 to 2002 for Russell Athletic. Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001 and started his career with the NBA.

Adam Peake has been the principal executive in charge of North American Sales since January 2010, currently serving as Senior Vice President of Sales, North America.  Prior to that, he served as interim Vice President of Footwear from May 2009 to December 2009 and held various senior management positions in Sales for the Company from 2002 to 2009.
Henry B. Stafford has been President of North America since October 2013. Prior to that, he served as Senior Vice President of Apparel, Outdoor & Accessories from September 2011 to September 2013 and Senior Vice President of Apparel from June 2010 to August 2011. Prior to joining our company, he worked with American Eagle Outfitters as Senior Vice President and Chief Merchandising Officer of The AE Brand from April 2007 to May 2010, General Merchandise Manager and Senior Vice President of Men's and AE Canadian Division from April 2005 to March 2007 and General Merchandise Manager and Vice President of Men's from September 2003 to March 2005. Prior thereto, Mr. Stafford served in a variety of capacities for Old Navy from 1998 to 2003, including Divisional Merchandising Manager for Men's Tops from 2001 to 2003, and served as a buyer for Abercrombie and Fitch from 1996 to 1998.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2014, there were 1,104 record holders of our Class A Common Stock and 5 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer and Chairman of the Board Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2013 and 2012.

	High	Low
2013
First Quarter (January 1 – March 31)	$51.94	$44.32
Second Quarter (April 1 – June 30)	$65.55	$50.29
Third Quarter (July 1 – September 30)	$81.64	$59.45
Fourth Quarter (October 1 – December 31)	$87.92	$75.44
2012
First Quarter (January 1 – March 31)	$49.68	$35.13
Second Quarter (April 1 – June 30)	$53.93	$44.30
Third Quarter (July 1 – September 30)	$60.96	$44.07
Fourth Quarter (October 1 – December 31)	$60.20	$46.11
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
Dividends
No cash dividends were declared or paid during 2013 or 2012 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,935,598	$16.22	11,146,678
Equity compensation plans not approved by security holders	960,000	$18.50	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 2.8 million restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 9.7 million shares of our Class A Common Stock under our Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 1.5 million shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.

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
Recent Sales of Unregistered Equity Securities
On December 20, 2013, we issued 50.0 thousand shares of Class A Common Stock upon the exercise of previously granted stock options to an employee at an exercise price of $0.89 per share, for an aggregate amount of consideration of $44.5 thousand.
The issuances of securities described above were made in reliance upon Section 4(2) under the Securities Act in that any issuance did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the NYSE Market Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2008 through December 31, 2013. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2008 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Under Armour, Inc.	$100.00	$114.43	$230.03	$301.17	$407.13	$732.38
NYSE Market Index	$100.00	$128.95	$146.69	$141.46	$164.45	$207.85
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$162.72	$229.76	$285.74	$293.11	$366.17

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Net revenues	$2,332,051	$1,834,921	$1,472,684	$1,063,927	$856,411
Cost of goods sold	1,195,381	955,624	759,848	533,420	446,286
Gross profit	1,136,670	879,297	712,836	530,507	410,125
Selling, general and administrative expenses	871,572	670,602	550,069	418,152	324,852
Income from operations	265,098	208,695	162,767	112,355	85,273
Interest expense, net	(2,933)	(5,183)	(3,841)	(2,258)	(2,344)
Other expense, net	(1,172)	(73)	(2,064)	(1,178)	(511)
Income before income taxes	260,993	203,439	156,862	108,919	82,418
Provision for income taxes	98,663	74,661	59,943	40,442	35,633
Net income	$162,330	$128,778	$96,919	$68,477	$46,785
Net income available per common share
Basic	$1.54	$1.23	$0.94	$0.67	$0.47
Diluted	$1.50	$1.21	$0.92	$0.67	$0.46
Weighted average common shares outstanding
Basic	105,348	104,343	103,140	101,595	99,696
Diluted	107,979	106,380	105,052	102,563	101,301
Dividends declared	$—	$—	$—	$—	$—

	At December 31,
(In thousands)	2013	2012	2011	2010	2009
Cash and cash equivalents	$347,489	$341,841	$175,384	$203,870	$187,297
Working capital (1)	702,181	651,370	506,056	406,703	327,838
Inventories	469,006	319,286	324,409	215,355	148,488
Total assets	1,577,741	1,157,083	919,210	675,378	545,588
Total debt, including current maturities	152,923	61,889	77,724	15,942	20,223
Total stockholders’ equity	$1,053,354	$816,922	$636,432	$496,966	$399,997

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our net revenues grew to $2,332.1 million in 2013 from $856.4 million in 2009. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New offerings for 2013 include UA COLDGEAR® Infrared and UA HEATGEAR® Sonic apparel, UA SpeedFormTM and UA SpineTM Venom running footwear, and the ARMOUR39TM performance monitoring and tracking system.
A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers, sales to distributors and sales through our direct to consumer sales channels in over fifteen countries in Europe, Latin America, and Asia. In addition, a third party licensee sells our products in Japan and Korea. We hold a minority investment in our licensee in Japan.
Our operating segments include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); Asia; and MapMyFitness. Due to the insignificance of the EMEA, Latin America, Asia and MapMyFitness operating segments, they have been combined into other foreign countries and businesses for disclosure purposes.
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
Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth and a more complex global business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.
General
Net revenues comprise both net sales and license and other revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license and other revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, team uniforms, baby and kids’ apparel, eyewear, inflatable footballs and basketballs, as well as the distribution of our products in Japan.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $46.1 million, $34.8 million and $26.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of brand and factory house store leases. Product innovation and supply chain costs include our apparel, footwear and accessories product innovation, sourcing and development costs, distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.
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
Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net revenues	$2,332,051	$1,834,921	$1,472,684
Cost of goods sold	1,195,381	955,624	759,848
Gross profit	1,136,670	879,297	712,836
Selling, general and administrative expenses	871,572	670,602	550,069
Income from operations	265,098	208,695	162,767
Interest expense, net	(2,933)	(5,183)	(3,841)
Other expense, net	(1,172)	(73)	(2,064)
Income before income taxes	260,993	203,439	156,862
Provision for income taxes	98,663	74,661	59,943
Net income	$162,330	$128,778	$96,919

	Year Ended December 31,
(As a percentage of net revenues)	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.3	52.1	51.6
Gross profit	48.7	47.9	48.4
Selling, general and administrative expenses	37.3	36.5	37.3
Income from operations	11.4	11.4	11.1
Interest expense, net	(0.1)	(0.3)	(0.3)
Other expense, net	(0.1)	—	(0.1)
Income before income taxes	11.2	11.1	10.7
Provision for income taxes	4.2	4.1	4.1
Net income	7.0%	7.0%	6.6%
Consolidated Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net revenues increased $497.2 million, or 27.1%, to $2,332.1 million in 2013 from $1,834.9 million in 2012. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
Apparel	$1,762,150	$1,385,350	$376,800	27.2%
Footwear	298,825	238,955	59,870	25.1
Accessories	216,098	165,835	50,263	30.3
Total net sales	2,277,073	1,790,140	486,933	27.2
License and other revenues	54,978	44,781	10,197	22.8
Total net revenues	$2,332,051	$1,834,921	$497,130	27.1%

Net sales increased $487.0 million, or 27.2%, to $2,277.1 million in 2013 from $1,790.1 million in 2012 as noted in the table above. The increase in net sales primarily reflects:

•	$176.8 million, or 33.2%, increase in direct to consumer sales, which includes 18 additional retail stores, or a 16.5% growth, since December 31, 2012, and continued growth in our ecommerce business;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training and hunting apparel product categories, including our new UA HEATGEAR® Sonic and UA COLDGEAR® Infrared product lines along with continued growth in our UA Storm and Charged Cotton® platforms, and running apparel and footwear, including UA Spine; and

•	increased average selling prices driven primarily from our higher priced apparel products, including our mountain category and women's UA Studio line.
License and other revenues increased $10.2 million, or 22.8%, to $55.0 million in 2013 from $44.8 million in 2012. This increase in license and other revenues was primarily a result of increased distribution and continued unit volume growth by our licensees.
Gross profit increased $257.4 million to $1,136.7 million in 2013 from $879.3 million in 2012. Gross profit as a percentage of net revenues, or gross margin, increased 80 basis points to 48.7% in 2013 compared to 47.9% in 2012. The increase in gross margin percentage was primarily driven by the following:

•
approximate 60 basis point increase driven by sales mix. The sales mix impact was primarily driven by decreased sales mix of excess inventory through our factory house outlet stores at lower prices, along with a lower proportion of North American wholesale footwear sales. We expect the North American wholesale footwear proportion of sales will increase during the first half of 2014 driving a negative sales mix impact; and

•
approximate 50 basis point increase driven by lower North American apparel and accessories product input costs. We expect North American wholesale product input costs will continue to positively impact year over year margins during the first half of 2014, but on a more limited basis.

The above increases were partially offset by the below decrease:

•
approximate 20 basis point decrease as a result of higher duty costs on certain products previously imported, which were identified and reserved for during the third quarter of 2013. We do not expect this negative impact will continue in 2014.

Selling, general and administrative expenses increased $201.0 million to $871.6 million in 2013 from $670.6 million in 2012. As a percentage of net revenues, selling, general and administrative expenses increased to 37.3% in 2013 from 36.5% in 2012. These changes were primarily attributable to the following:

•
Marketing costs increased $41.1 million to $246.5 million in 2013 from $205.4 million in 2012 primarily due to increased sponsorship of collegiate and professional teams and athletes and marketing to support our international expansion. As a percentage of net revenues, marketing costs decreased to 10.5% in 2013 from 11.2% in 2012.

•
Selling costs increased $63.9 million to $239.9 million in 2013 from $176.0 million in 2012. This increase was primarily due to higher personnel and other costs incurred primarily for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased to 10.3% in 2013 from 9.6% in 2012.

•
Product innovation and supply chain costs increased $50.7 million to $209.2 million in 2013 from $158.5 million in 2012 primarily due to higher incentive compensation as well as higher personnel costs to support our growth in net revenues. As a percentage of net revenues, product innovation and supply chain costs increased to 9.0% in 2013 from 8.6% in 2012.

•
Corporate services costs increased $45.3 million to $176.0 million in 2013 from $130.7 million in 2012. This increase was primarily attributable to higher incentive compensation as well as higher corporate personnel costs necessary to support our growth. As a percentage of net revenues, corporate services costs increased to 7.5% in 2013 from 7.1% in 2012.

Income from operations increased $56.4 million, or 27.0%, to $265.1 million in 2013 from $208.7 million in 2012. Income from operations as a percentage of net revenues remained unchanged at 11.4% in 2013 and 2012.
Interest expense, net decreased $2.3 million to $2.9 million in 2013 from $5.2 million in 2012. This decrease was primarily due to the refinancing in December 2012 of the debt assumed in connection with the acquisition of our corporate headquarters.
Other expense, net increased $1.1 million to $1.2 million in 2013 from $0.1 million in 2012. This increase was due to higher net losses in 2013 on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our foreign currency derivative financial instruments as compared to 2012.
Provision for income taxes increased $24.0 million to $98.7 million in 2013 from $74.7 million in 2012. Our effective tax rate was 37.8% in 2013 compared to 36.7% in 2012. Our effective tax rate for 2013 was higher than the effective tax rate for 2012 primarily due to increased foreign investments driving a lower proportion of foreign taxable income, along with increased non-deductible expenses, including acquisition related expenses, in the current year.
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
Gross profit increased $166.5 million to $879.3 million in 2012 from $712.8 million in 2011. Gross profit as a percentage of net revenues, or gross margin, decreased 50 basis points to 47.9% in 2012 compared to 48.4% in 2011. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 35 basis point decrease driven by sales mix. The sales mix impact was partially driven by increased sales of excess inventory through our factory house stores at lower prices, along with a larger proportion of footwear sales, primarily due to new 2012 running styles and growth within our cleated shoe sales; and

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
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to other foreign countries and businesses. Certain corporate services costs, previously included within North America, have been allocated to other foreign countries and businesses. Prior period segment data has been recast within the tables to conform to current year presentation.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
North America	$2,193,739	$1,726,733	$467,006	27.0%
Other foreign countries and businesses	138,312	108,188	30,124	27.8
Total net revenues	$2,332,051	$1,834,921	$497,130	27.1%

Net revenues in our North American operating segment increased $467.0 million to $2,193.7 million in 2013 from $1,726.7 million in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased by $30.1 million to $138.3 million in 2013 from $108.2 million in 2012 primarily due to unit sales growth in our EMEA and Asia operating segments and to distributors in our Latin American operating segment.
Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2013	2012	$ Change	% Change
North America	$271,338	$200,084	$71,254	35.6%
Other foreign countries and businesses	(6,240)	8,611	(14,851)	(172.5)
Total operating income	$265,098	$208,695	$56,403	27.0%
Operating income in our North American operating segment increased $71.2 million to $271.3 million in 2013 from $200.1 million in 2012 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income (loss) in other foreign countries and businesses decreased by $14.8 million to $(6.2) million in 2013 from $8.6 million in 2012 primarily due to our continued investment to support our international expansion in our EMEA, Asia and Latin American operating segments. Investments in 2013 primarily include the opening of brand and factory house stores in China and offices and distribution facilities in Brazil and Chile, along with higher personnel costs and incentive compensation.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net revenues by segment are summarized below:

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

Operating income by segment is summarized below:

	Year Ended December 31,
(In thousands)	2012	2011	$ Change	% Change
North America	$200,084	$150,559	$49,525	32.9%
Other foreign countries	8,611	12,208	(3,597)	(29.5)
Total operating income	$208,695	$162,767	$45,928	28.2%
Operating income in our North American operating segment increased $49.5 million to $200.1 million in 2012 from $150.6 million in 2011 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries decreased by $3.6 million to $8.6 million in 2012 from $12.2 million in 2011 primarily due to higher costs associated with our continued investment to support our international expansion in our EMEA and Latin American operating segment, partially offset by unit sales growth and increased license revenues from our Japanese licensee as discussed above.
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

	Quarter Ended
(In thousands)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012
Net revenues	$471,608	$454,541	$723,146	$682,756	$384,389	$369,473	$575,196	$505,863
Gross profit	216,551	219,631	350,135	350,353	175,204	169,467	280,391	254,235
Marketing SG&A expenses	62,841	48,952	74,175	60,521	44,167	46,651	65,629	48,929
Other SG&A expenses	140,218	138,369	155,131	191,365	106,634	111,096	123,782	123,714
Income from operations	13,492	32,310	120,829	98,467	24,403	11,720	90,980	81,592
(As a percentage of annual totals)
Net revenues	20.2%	19.5%	31.0%	29.3%	20.9%	20.1%	31.4%	27.6%
Gross profit	19.1%	19.3%	30.8%	30.8%	19.9%	19.3%	31.9%	28.9%
Marketing SG&A expenses	25.4%	19.9%	30.1%	24.6%	21.5%	22.7%	32.0%	23.8%
Other SG&A expenses	22.4%	22.2%	24.8%	30.6%	22.9%	23.9%	26.6%	26.6%
Income from operations	5.1%	12.2%	45.6%	37.1%	11.7%	5.6%	43.6%	39.1%
Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new brand and factory house stores, and investment and improvements in information technology systems.
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
In December 2013, we completed the acquisition of MapMyFitness. The purchase price was initially funded through $50.0 million cash on hand and $100.0 million borrowings available under our existing credit facility.
We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our credit and long term debt facilities are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. We continue to evaluate longer term funding options for our acquisition of MapMyFitness, as well as potential sources of liquidity to support future growth needs. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity (refer to the “Risk Factors” section included in Item 1A). In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$120,070	$199,761	$15,218
Investing activities	(238,102)	(46,931)	(89,436)
Financing activities	126,795	12,297	45,807
Effect of exchange rate changes on cash and cash equivalents	(3,115)	1,330	(75)
Net increase (decrease) in cash and cash equivalents	$5,648	$166,457	$(28,486)
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
Cash provided by operating activities decreased $79.7 million to $120.1 million in 2013 from $199.8 million in 2012. The decrease in cash provided by operating activities was due to decreased net cash flows from operating assets and liabilities of $142.4 million, partially offset by an increase in net income of $33.6 million and adjustments to net income for non-cash items, which increased $29.1 million year over year. The increase in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
an increase in inventory investments of $161.6 million. Inventory grew in 2013 at a rate higher than revenue growth primarily due to supplier delivery challenges experienced in the prior year period, early deliveries of product in the current period to manage supplier capacity and improve fill rates, along with incremental inventory investments to support our growing international and direct to consumer businesses.

This increase was also partially offset by:

•
a larger increase in accrued expenses and other liabilities of $34.5 million in 2013 as compared to 2012, primarily due to higher accruals for our performance incentive plan as compared to the prior period.

Adjustments to net income for non-cash items increased in 2013 as compared to 2012 primarily due to an increase in stock-based compensation and higher depreciation and amortization in 2013 as compared to 2012.
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
Investing Activities
Cash used in investing activities increased $191.2 million to $238.1 million in 2013 from $46.9 million in 2012. This increase in cash used in investing activities was primarily related to the purchase of MapMyFitness in December 2013 and increased capital expenditures to improve and expand our offices and distribution facilities, along with brand and factory house openings and expansions in 2013, as compared to 2012.
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
Total capital expenditures were $91.6 million, $62.8 million and $115.4 million in 2013, 2012 and 2011, respectively, which includes the acquisition of our corporate headquarters and other related expenditures in 2011. Capital expenditures for 2014 are expected to be in the range of $140 million to $150 million, primarily driven by incremental investments to support our direct to consumer and international businesses and further develop and expand our global office footprint.
Financing Activities
Cash provided by financing activities increased $114.5 million to $126.8 million in 2013 from $12.3 million in 2012. This increase was primarily due to $100.0 million borrowed under our revolving credit facility to partially fund the acquisition of MapMyFitness.
Cash provided by financing activities decreased $33.5 million to $12.3 million in 2012 from $45.8 million in 2011. This decrease was primarily due to the repayment of the loan assumed in connection with the acquisition of our corporate headquarters in 2011 and the repayment of the term loan under the credit facility, partially offset by the $50.0 million loan borrowed in December 2012.
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
The credit facility may be used for working capital and general corporate purposes and is secured by a first priority lien on substantially all of our assets and the assets of certain of our domestic subsidiaries (other than trademarks and the land and buildings comprising our corporate headquarters) and by a pledge of the equity interests of certain of our domestic subsidiaries and 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of December 31, 2013. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of December 31, 2013, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.

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
During the three months ended December 31, 2013, we borrowed $100.0 million under the revolving credit facility to partially fund the acquisition of MapMyFitness. The interest rate under the revolving credit facility was 1.5% during the three months ended December 31, 2013. No balance was outstanding under the revolving credit facility as of December 31, 2012.
Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of December 31, 2013. At December 31, 2013 and 2012, the outstanding principal balance under these agreements was $4.9 million and $11.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.3%, 3.7% and 3.5% for the years ended December 31, 2013, 2012 and 2011, respectively.
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
In December 2012, we repaid the remaining balance of the assumed nonrecourse loan of $37.7 million and entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. We are required to maintain the same leverage ratio and interest coverage ratio as set forth in our credit facility. As of December 31, 2013, we were in compliance with these ratios. The loan contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as a security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. The loan requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. In addition, the loan includes a cross default provision similar to the cross default provision in the credit facility discussed above. As of December 31, 2013 and 2012, the outstanding balance on the loan was $48.0 million and $50.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the years ended December 31, 2013 and 2012.
We monitor the financial health and stability of the lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
Acquisitions
MapMyFitness
On December 6, 2013, we acquired 100% of the outstanding equity of MapMyFitness, Inc., a digital connected fitness platform, for $150.0 million in cash, subject to adjustment for final working capital. The purchase price was financed through $100.0 million in debt under our existing revolving credit facility and cash on hand. Through this acquisition, we expect to engage and grow the acquired connected fitness community, while also increasing awareness and sales of our existing product offerings through our North American wholesale and direct to consumer channels.
Corporate Headquarters
In July 2011, we acquired approximately 400 thousand square feet of office space comprising our corporate headquarters for $60.5 million. The acquisition included land, buildings, tenant improvements and third party lease-related intangible assets. As of December 31, 2013, 116 thousand square feet of the 400 thousand square feet acquired was leased to third party tenants with remaining lease terms ranging from 1 month to 12.5 years. We intend to occupy additional space as it becomes available.
Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2028, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2013. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2013 as well as significant agreements entered into during the period after December 31, 2013 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$52,923	$4,972	$5,951	$4,000	$38,000
Operating lease obligations (2)	323,924	44,292	81,424	61,879	136,329
Product purchase obligations (3)	703,447	703,447	—	—	—
Sponsorships and other (4)	272,689	80,875	94,572	46,546	50,696
Total	$1,352,983	$833,586	$181,947	$112,425	$225,025

(1)	Excludes $100.0 borrowings under the revolving credit facility, expected to be repaid in less than a year and a total of $0.1 million of fixed interest payments on long term debt obligations.

(2)
Includes the minimum payments for operating lease obligations. The operating lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $7.8 million for the year ended December 31, 2013.

(3)
We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2013.

(4)
Includes sponsorships with professional teams, professional leagues, colleges and universities, individual athletes, athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, it is not possible to determine the performance incentive amounts we may be required to pay under these agreements as they are primarily subject to certain performance based and other variables. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.

The table above excludes a liability of $24.1 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
Revenue Recognition
Net revenues consist of both net sales and license and other revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss take place at the point of sale, for example at our brand and factory house stores. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License and other revenues are primarily recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold.
We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2013 and 2012, there were $43.8 million and $40.7 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $2.9 million and $3.3 million, respectively.
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

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, we perform a quantitative assessment over relevant reporting units, analyzing the expected present value of future cash flows and quantifies the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year.
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
No material impairments were recorded related to goodwill, intangible assets or long-lived assets during the years ended December 31, 2013, 2012 and 2011.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2013, we had $20.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.2 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units for which the performance targets have not been achieved as of December 31, 2013.
Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards, stock price volatility and estimated forfeiture rates. We use the Black-Scholes option-pricing model to determine the fair value of stock option awards. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets are deemed probable, which requires management judgment. For example, the achievement of certain operating income targets related to the performance-based restricted stock units granted in 2012 and 2013 were not deemed probable as of December 31, 2013. Additional stock-based compensation of up to $5.6 million would have been recorded in 2013 for these performance-based restricted stock units had the full achievement of all operating targets been deemed probable. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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
Foreign Currency Risk
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our consolidated financial statements is the U.S. dollar. As our net revenues and certain expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. These exposures are included in other expense, net on the consolidated statements of income.
From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for our international subsidiaries. We do not enter into derivative financial instruments for speculative or trading purposes.
As of December 31, 2013, the aggregate notional value of our outstanding foreign currency forward contracts was $20.6 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts outstanding as of December 31, 2013 have weighted average contractual forward foreign currency exchange rates of 1.07 CAD per $1.00, €0.73 per $1.00, and £0.83 per €1.00. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were assets of $12.1 thousand and $4.8 thousand as of December 31, 2013 and 2012, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Unrealized foreign currency exchange rate gains (losses)	$(1,905)	$2,464	$(4,027)
Realized foreign currency exchange rate gains (losses)	477	(182)	298
Unrealized derivative gains (losses)	13	675	(31)
Realized derivative gains (losses)	243	(3,030)	1,696

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
As of December 31, 2013, the notional value of our outstanding interest rate swap contract was $25.0 million. During the years ended December 31, 2013 and 2012, we recorded a $317.6 thousand and $21.1 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $1.1 million as of December 31, 2013, and was included in other long term assets on the consolidated balance sheet. The fair value of the interest rate swap contract was a liability of $0.1 million as of December 31, 2012, and was included in other long term liabilities on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2013.
Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer
Kevin A. Plank

/s/ BRAD DICKERSON	Chief Financial Officer
Brad Dickerson
Dated: February 21, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/    PricewaterhouseCoopers LLP
Baltimore, Maryland
February 21, 2014

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$347,489	$341,841
Accounts receivable, net	209,952	175,524
Inventories	469,006	319,286
Prepaid expenses and other current assets	63,987	43,896
Deferred income taxes	38,377	23,051
Total current assets	1,128,811	903,598
Property and equipment, net	223,952	180,850
Goodwill	122,244	—
Intangible assets, net	24,097	4,483
Deferred income taxes	31,094	22,606
Other long term assets	47,543	45,546
Total assets	$1,577,741	$1,157,083
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$100,000	$—
Accounts payable	165,456	143,689
Accrued expenses	133,729	85,077
Current maturities of long term debt	4,972	9,132
Other current liabilities	22,473	14,330
Total current liabilities	426,630	252,228
Long term debt, net of current maturities	47,951	52,757
Other long term liabilities	49,806	35,176
Total liabilities	524,387	340,161
Commitments and contingencies (see Note 7)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 200,000,000 shares authorized as of December 31, 2013 and 2012; 85,814,354 shares issued and outstanding as of December 31, 2013 and 83,461,106 shares issued and outstanding as of December 31, 2012.	28	28
Class B Convertible Common Stock, $0.0003 1/3 par value; 20,000,000 shares authorized, issued and outstanding as of December 31, 2013 and 21,300,000 shares authorized, issued and outstanding as of December 31, 2012.	7	7
Additional paid-in capital	397,283	321,338
Retained earnings	653,842	493,181
Accumulated other comprehensive income	2,194	2,368
Total stockholders’ equity	1,053,354	816,922
Total liabilities and stockholders’ equity	$1,577,741	$1,157,083

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$2,332,051	$1,834,921	$1,472,684
Cost of goods sold	1,195,381	955,624	759,848
Gross profit	1,136,670	879,297	712,836
Selling, general and administrative expenses	871,572	670,602	550,069
Income from operations	265,098	208,695	162,767
Interest expense, net	(2,933)	(5,183)	(3,841)
Other expense, net	(1,172)	(73)	(2,064)
Income before income taxes	260,993	203,439	156,862
Provision for income taxes	98,663	74,661	59,943
Net income	$162,330	$128,778	$96,919
Net income available per common share
Basic	$1.54	$1.23	$0.94
Diluted	$1.50	$1.21	$0.92
Weighted average common shares outstanding
Basic	105,348	104,343	103,140
Diluted	107,979	106,380	105,052

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$162,330	$128,778	$96,919
Other comprehensive income (loss):
Foreign currency translation adjustment	(897)	423	(13)
Unrealized gain (loss) on cash flow hedge, net of tax of $505 and $58 for the year ended December 31, 2013 and 2012, respectively	723	(83)	—
Total other comprehensive income (loss)	(174)	340	(13)
Comprehensive income	$162,156	$129,118	$96,906

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	77,320	$26	25,000	$8	$224,870	$270,021	$2,041	$496,966
Exercise of stock options	1,126	—	—	—	12,853	—	—	12,853
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	—	(776)	—	(776)
Issuance of Class A Common Stock, net of forfeitures	69	—	—	—	2,041	—	—	2,041
Class B Convertible Common Stock converted to Class A Common Stock	2,500	1	(2,500)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	18,063	—	—	18,063
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	10,379	—	—	10,379
Comprehensive income	—	—	—	—	—	96,919	(13)	96,906
Balance as of December 31, 2011	80,992	27	22,500	7	268,206	366,164	2,028	636,432
Exercise of stock options	1,218	1	—	—	12,370	—	—	12,371
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(38)	—	—	—	—	(1,761)	—	(1,761)
Issuance of Class A Common Stock, net of forfeitures	89	—	—	—	3,247	—	—	3,247
Class B Convertible Common Stock converted to Class A Common Stock	1,200	—	(1,200)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,845	—	—	19,845
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	17,670	—	—	17,670
Comprehensive income	—	—	—	—	—	128,778	340	129,118
Balance as of December 31, 2012	83,461	28	21,300	7	321,338	493,181	2,368	816,922
Exercise of stock options	911	—	—	—	12,159	—	—	12,159
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(24)	—	—	—	—	(1,669)	—	(1,669)
Issuance of Class A Common Stock, net of forfeitures	166	—	—	—	3,439	—	—	3,439
Class B Convertible Common Stock converted to Class A Common Stock	1,300	—	(1,300)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	43,184	—	—	43,184
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	17,163	—	—	17,163
Comprehensive income (loss)	—	—	—	—	—	162,330	(174)	162,156
Balance as of December 31, 2013	85,814	$28	20,000	$7	$397,283	$653,842	$2,194	$1,053,354

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$162,330	$128,778	$96,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,549	43,082	36,301
Unrealized foreign currency exchange rate (gains) losses	1,905	(2,464)	4,027
Loss on disposal of property and equipment	332	524	36
Stock-based compensation	43,184	19,845	18,063
Gain on bargain purchase of corporate headquarters (excludes transaction costs of $1.9 million)	—	—	(3,300)
Deferred income taxes	(18,832)	(12,973)	3,620
Changes in reserves and allowances	13,945	13,916	5,536
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(35,960)	(53,433)	(33,923)
Inventories	(156,900)	4,699	(114,646)
Prepaid expenses and other assets	(19,049)	(4,060)	(42,633)
Accounts payable	14,642	35,370	17,209
Accrued expenses and other liabilities	56,481	21,966	23,442
Income taxes payable and receivable	7,443	4,511	4,567
Net cash provided by operating activities	120,070	199,761	15,218
Cash flows from investing activities
Purchases of property and equipment	(87,830)	(50,650)	(56,228)
Purchases of businesses, net of cash acquired	(148,097)	—	(23,164)
Purchases of other assets	(475)	(1,310)	(1,153)
Purchase of long term investment	—	—	(3,862)
Change in loans receivable	(1,700)	—	—
Change in restricted cash	—	5,029	(5,029)
Net cash used in investing activities	(238,102)	(46,931)	(89,436)
Cash flows from financing activities
Proceeds from revolving credit facility	100,000	—	30,000
Payments on revolving credit facility	—	—	(30,000)
Proceeds from term loan	—	—	25,000
Payments on term loan	—	(25,000)	—
Proceeds from long term debt	—	50,000	5,644
Payments on long term debt	(5,471)	(44,330)	(7,418)
Excess tax benefits from stock-based compensation arrangements	17,167	17,868	10,260
Proceeds from exercise of stock options and other stock issuances	15,099	14,776	14,645
Payments of debt financing costs	—	(1,017)	(2,324)
Net cash provided by financing activities	126,795	12,297	45,807
Effect of exchange rate changes on cash and cash equivalents	(3,115)	1,330	(75)
Net increase in cash and cash equivalents	5,648	166,457	(28,486)
Cash and cash equivalents
Beginning of period	341,841	175,384	203,870
End of period	$347,489	$341,841	$175,384

Non-cash investing and financing activities
Debt assumed and property and equipment acquired in connection with purchase of corporate headquarters	$—	$—	$38,556
Increase in accrual for property and equipment	3,786	12,137	157

Other supplemental information
Cash paid for income taxes	85,570	57,739	56,940
Cash paid for interest	1,505	3,306	2,305
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2013, 2012 and 2011 was interest income of $23.7 thousand, $25.2 thousand and $30.0 thousand, respectively, related to cash and cash equivalents.
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

	Customer A	Customer B	Customer C
Net revenues
2013	16.6%	5.3%	4.8%
2012	16.6%	5.8%	5.2%
2011	18.2%	7.4%	5.6%
Accounts receivable
2013	27.1%	9.1%	5.1%
2012	26.4%	8.8%	7.0%
2011	25.4%	8.6%	5.5%
Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $2.9 million and $3.3 million, respectively.

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
Property and Equipment
Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets: 3 to 10 years for furniture, office equipment, software and plant equipment and 10 to 35 years for site improvements, buildings and building equipment. Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture, fixtures and displays, and depreciated over 3 years. The Company periodically reviews assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.4 million and $0.5 million as of December 31, 2013 and 2012, respectively.
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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs a quantitative assessment over relevant reporting units, analyzing the expected present value of future cash flows and quantifies the amount of impairment, if any. The Company performs its annual impairment tests in the fourth quarter of each fiscal year.

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
No material impairments were recorded related to goodwill, intangible assets or long-lived assets during the years ended December 31, 2013, 2012 and 2011.
Accrued Expenses
At December 31, 2013, accrued expenses primarily included $56.7 million and $11.9 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2012, accrued expenses primarily included $37.9 million and $13.6 million of accrued compensation and benefits and marketing expenses, respectively.
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
Currently, the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are included in other expense, net on the consolidated statements of income. The Company has designated its interest rate swap contract as a cash flow hedge and accordingly, the effective portion of changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. The ineffective portion, if any, is recognized in current period earnings. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Revenue Recognition
The Company recognizes revenue pursuant to applicable accounting standards. Net revenues consist of both net sales and license and other revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale, for example, at the Company’s brand and factory house stores. The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License and other revenues are primarily recognized based upon shipment of licensed products sold by the Company’s licensees. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2013 and 2012, there were $43.8 million and $40.7 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $246.5 million, $205.4 million and $167.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, prepaid advertising costs were $22.0 million and $17.5 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $46.1 million, $34.8 million and $26.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Minority Investment
The Company holds a minority investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2013 and 2012, the carrying value of the Company’s investment was $15.2 million and $14.6 million, respectively, and was included in other long term assets on the consolidated balance sheet. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.
The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the year ended December 31, 2013 that may have a significant adverse effect on the fair value of the investment.
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
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock-based compensation awards. The Company uses the “simplified method” to estimate the expected life of options, as permitted by accounting guidance. The “simplified method” calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable. The forfeiture rate is estimated at the date of grant based on historical rates.
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
3. Acquisitions
MapMyFitness
On December 6, 2013, the Company acquired 100% of the outstanding equity of MapMyFitness, Inc., a digital connected fitness platform, for $150.0 million in cash, subject to adjustment for final working capital. The purchase price was financed through $100.0 million in debt under the Company's existing revolving credit facility and cash on hand. Through this acquisition, the Company expects to engage and grow the acquired connected fitness community, while also increasing awareness and sales of the Company's existing product offerings through our North American wholesale and direct to consumer channels.

The acquisition was accounted for as a business combination. The Company allocated the total purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As a result of the initial purchase price allocation, the Company recorded intangible assets of $20.6 million, goodwill of $122.2 million, and other net assets of $6.6 million, primarily consisting of $4.7 million of net deferred tax assets. The purchase price allocation is preliminary, pending the settlement of working capital.
Intangible assets consist of $12.0 million of technology, $5.0 million of trade name, and $3.6 million of customer relationships. The Company estimated the acquisition date fair values of the intangible assets based on income based discounted cash flow models using estimates and assumptions regarding future operations. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of two to seven years.
The goodwill recorded as a result of the acquisition primarily reflects unidentified intangible assets acquired, including the value of integrating and innovating acquired technologies and engaging and growing the digital community. The acquired goodwill has been allocated primarily within the Company's North America operating segment as well as the MapMyFitness operating segment. The goodwill associated with this acquisition is not deductible for tax purposes.
In connection with this acquisition, the Company incurred acquisition related expenses of approximately $2.5 million. These expenses were included in selling, general and administrative expenses on the consolidated statements of income during the year ended December 31, 2013. This acquisition did not have a material impact to the Company’s consolidated statements of income during the year ended December 31, 2013. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.
Corporate Headquarters
In July 2011, the Company acquired approximately 400 thousand square feet of office space comprising its corporate headquarters for $60.5 million. The acquisition included land, buildings, tenant improvements and third party lease-related intangible assets. As of December 31, 2013, 116 thousand square feet of the 400 thousand square feet acquired was leased to third party tenants with remaining lease terms ranging from 1 month to 12.5 years. The Company intends to occupy additional space as it becomes available.
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
In connection with this acquisition, the Company incurred acquisition related expenses of approximately $1.9 million. Both the acquisition related expenses and pre-tax bargain purchase gain were included in selling, general and administrative expenses on the consolidated statements of income during the year ended December 31, 2011. This transaction did not have a material impact to the Company’s consolidated statements of income during the year ended December 31, 2013.

4. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(In thousands)	2013	2012
Leasehold and tenant improvements	$97,776	$75,058
Furniture, fixtures and displays	68,045	59,849
Buildings	45,903	42,533
Software	51,984	40,836
Office equipment	39,551	35,752
Plant equipment	45,509	30,214
Land	17,628	17,628
Construction in progress	28,471	23,005
Other	1,219	1,246
Subtotal property and equipment	396,086	326,121
Accumulated depreciation	(172,134)	(145,271)
Property and equipment, net	$223,952	$180,850
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $48.3 million, $39.8 million and $32.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5. Goodwill and Intangible Assets, Net
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	Other foreign countries and businesses	Total
Balance as of December 31, 2012	$—	$—	$—
Goodwill acquired	119,799	2,445	122,244
Balance as of December 31, 2013	$119,799	$2,445	$122,244

 The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	$12,000	$(126)	$11,874	$—	$—	$—
Trade name	5,000	(53)	4,947	—	—	—
Customer relationships	3,600	(38)	3,562	—	—	—
Lease-related intangible assets	3,896	(2,605)	1,291	3,896	(1,974)	1,922
Other	3,648	(2,914)	734	3,087	(2,215)	872
Total	$28,144	$(5,736)	$22,408	$6,983	$(4,189)	$2,794
Indefinite-lived intangible assets			1,689			1,689
Intangible assets, net			$24,097			$4,483
Technology, trade-name and customer relationship intangible assets were acquired with the purchase of MapMyFitness and are amortized on a straight-line basis over 84 months, 48 months and 24 months. respectively. Lease-related intangible assets were acquired with the purchase of the Company’s corporate headquarters and are amortized over the remaining third party lease terms, which ranged from 9 months to 15 years on the date of purchase. Other intangible assets are amortized using estimated useful lives of 55 months to 120 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $1.6 million, $2.2 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated amortization expense of the Company’s intangible assets is $5.4 million, $5.0 million, $3.3 million, $3.1 million and $1.9 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

6. Credit Facility and Long Term Debt
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
The credit facility may be used for working capital and general corporate purposes and is secured by a first priority lien on substantially all of the assets of the Company and the assets of certain of its domestic subsidiaries (other than trademarks and the land and buildings comprising the Company’s corporate headquarters) and by a pledge of the equity interests of certain of its domestic subsidiaries and 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of December 31, 2013. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of December 31, 2013, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the borrowing base, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
During the three months ended December 31, 2013, the Company borrowed $100.0 million under the revolving credit facility to partially fund the acquisition of MapMyFitness. The interest rate under the revolving credit facility was 1.5% during the three months ended December 31, 2013. No balance was outstanding under the revolving credit facility as of December 31, 2012.
Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of December 31, 2013. At December 31, 2013 and 2012, the outstanding principal balance under these agreements was $4.9 million and $11.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.3%, 3.7% and 3.5% for the years ended December 31, 2013, 2012 and 2011, respectively.
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
In December 2012, the Company repaid the remaining balance of the assumed nonrecourse loan of $37.7 million and entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The Company is required to maintain the same leverage ratio and interest coverage ratio as set forth in the credit facility. As of December 31, 2013, the Company was in compliance with these ratios. The loan contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as a security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. The loan requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. In addition, the loan includes a cross default provision similar to the cross default provision in the credit facility discussed above. As of December 31, 2013 and 2012, the outstanding balance on the loan was $48.0 million and $50.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the years ended December 31, 2013 and 2012.
The following are the scheduled maturities of long term debt as of December 31, 2013:

(In thousands)
2014	$4,972
2015	3,951
2016	2,000
2017	2,000
2018	2,000
2019 and thereafter	38,000
Total scheduled maturities of long term debt	52,923
Less current maturities of long term debt	(4,972)
Long term debt obligations	$47,951
Interest expense was $2.9 million, $5.2 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities, as well as the assumed loan discussed above.
The Company monitors the financial health and stability of the lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

7. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2028, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for brand and factory house stores that the Company did not yet occupy as of December 31, 2013 and does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2013 as well as significant operating lease agreements entered into during the period after December 31, 2013 through the date of this report:

(In thousands)
2014	$44,292
2015	44,116
2016	37,308
2017	32,532
2018	29,347
2019 and thereafter	136,329
Total future minimum lease payments	$323,924
Included in selling, general and administrative expense was rent expense of $41.8 million, $31.1 million and $26.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $7.8 million, $6.2 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Sponsorships and Other Marketing Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2013, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2013 through the date of this report:

(In thousands)
2014	$80,875
2015	59,132
2016	35,440
2017	25,195
2018	21,351
2019 and thereafter	50,696
Total future minimum sponsorship and other marketing payments	$272,689
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
Other
From time to time, the Company is involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to its business. The Company believes that all current proceedings are routine in nature and incidental to the conduct of its business, and that the ultimate resolution of any such proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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

8. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2013 of 200.0 million shares and 20.0 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
During the year ended December 31, 2013, 1.3 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with stock sales.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2013			December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 14)	$—	$12	$—	$—	$5	$—
Interest rate swap contract (see Note 14)	—	1,087	—	—	(141)	—
TOLI policies held by the Rabbi Trust (see Note 13)	—	4,625	—	—	4,250	—
Deferred Compensation Plan obligations (see Note 13)	—	(3,338)	—	—	(2,837)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The interest rate swap contract represents gains and losses on the derivative contract, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
The carrying value of the Company's long term debt approximated its fair value as of December 31, 2013 and 2012. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

10. Provision for Income Taxes
Income before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Income before income taxes:
United States	$196,558	$155,514	$122,774
Foreign	64,435	47,925	34,088
Total	$260,993	$203,439	$156,862

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current
Federal	$85,542	$66,533	$38,209
State	19,130	12,962	10,823
Other foreign countries	13,295	8,139	7,291
	117,967	87,634	56,323
Deferred
Federal	(14,722)	(9,606)	5,604
State	(5,541)	(3,563)	548
Other foreign countries	959	196	(2,532)
	(19,304)	(12,973)	3,620
Provision for income taxes	$98,663	$74,661	$59,943
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	2.4	2.1	4.1
Unrecognized tax benefits	2.5	2.7	3.1
Nondeductible expenses	1.1	0.6	0.8
Foreign rate differential	(3.3)	(4.1)	(4.8)
Other	0.1	0.4	—
Effective income tax rate	37.8%	36.7%	38.2%
The increase in the 2013 full year effective income tax rate, as compared to 2012, is primarily due to increased foreign investments driving a lower proportion of foreign taxable income, along with increased non-deductible expenses, including acquisition related expenses, in the current year.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2013	2012
Deferred tax asset
Stock-based compensation	$25,472	$13,157
Allowance for doubtful accounts and other reserves	16,262	14,000
Foreign net operating loss carryforward	13,829	12,416
U. S. net operating loss carryforward	10,119	—
Deferred rent	8,980	6,007
Inventory obsolescence reserves	6,269	4,138
Tax basis inventory adjustment	5,633	3,581
State tax credits, net of federal tax impact	5,342	2,856
Foreign tax credits	3,807	2,210
Accrued expenses	3,403	1,266
Deferred compensation	1,372	1,170
Other	5,889	3,652
Total deferred tax assets	106,377	64,453
Less: valuation allowance	(8,091)	(3,966)
Total net deferred tax assets	98,286	60,487
Deferred tax liability
Property, plant and equipment	(13,375)	(10,116)
Intangible assets	(8,627)	(610)
Prepaid expenses	(6,380)	(4,153)
Other	(447)	—
Total deferred tax liabilities	(28,829)	(14,879)
Total deferred tax assets, net	$69,457	$45,608
In connection with the Company's acquisition of MapMyFitness (see Note 3), the Company acquired $10.5 million in deferred tax assets associated with approximately $42.5 million in federal and state net operating loss (“NOLs”) carryforwards. The acquisition resulted in a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, and, as a result, such NOLs are subject to an annual limitation. Based upon the historical taxable income and projections of future taxable income over periods in which these NOLs will be deductible, the Company believes that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods expire beginning 2029 through 2033, and therefore a valuation allowance is not required.
As of December 31, 2013, the Company had $13.8 million in deferred tax assets associated with approximately $55.2 million in foreign net operating loss carryforwards which will begin to expire in 2 to 9 years. As of December 31, 2013, the Company believes certain deferred tax assets associated with foreign net operating loss carryforwards will expire unused based on the Company's projections. Therefore, a valuation allowance of $2.5 million was recorded against the Company's net deferred tax assets in 2013.
As of December 31, 2013, the Company had $3.8 million in deferred tax assets associated with foreign tax credits. As of December 31, 2013 the Company believes that a portion of the foreign taxes paid would not be creditable against its future income taxes. Therefore, a valuation allowance of $1.6 million was recorded against the Company's net deferred tax assets in 2013.
As of December 31, 2013, approximately $95.2 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $102.5 million. Withholding and U.S. taxes have not been provided on the undistributed earnings as the earnings are being permanently reinvested in its non-U.S. subsidiaries. Determining the tax liability that would arise if these earnings were repatriated is not practical.
As of December 31, 2013 and 2012, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $24.1 million and $17.1 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Beginning of year	$15,297	$9,783	$5,165
Increases as a result of tax positions taken in a prior period	—	—	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	7,526	5,702	4,959
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(1,111)	(188)	(341)
End of year	$21,712	$15,297	$9,783
As of December 31, 2013, $20.1 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2013, 2012 and 2011, the liability for unrecognized tax benefits included $2.4 million, $1.8 million and $1.4 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2013, 2012 and 2011, the Company recorded $1.0 million, $0.7 million and $0.4 million, respectively, for the accrual of interest and penalties in its consolidated statements of income. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The majority of the Company's returns for years before 2010 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities. The Company does not expect any material changes to the total unrecognized tax benefits within the next twelve months.

11. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Numerator
Net income	$162,330	$128,778	$96,919
Net income attributable to participating securities	(162)	(386)	(582)
Net income available to common shareholders (1)	$162,168	$128,392	$96,337
Denominator
Weighted average common shares outstanding	105,267	104,055	102,454
Effect of dilutive securities	2,631	2,037	1,912
Weighted average common shares and dilutive securities outstanding	107,898	106,092	104,366
Earnings per share—basic	$1.54	$1.23	$0.94
Earnings per share—diluted	$1.50	$1.21	$0.92
(1) Basic weighted average common shares outstanding	105,267	104,055	102,454
Basic weighted average common shares outstanding and participating securities	105,348	104,343	103,140
Percentage allocated to common stockholders	99.9%	99.7%	99.4%
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 0.1 million shares of common stock were outstanding for each of the years ended December 31, 2013, 2012 and 2011, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to four year period. The contractual term for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2015. As of December 31, 2013, 9.7 million shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $43.2 million, $19.8 million and $18.1 million, respectively. As of December 31, 2013, the Company had $20.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.2 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units for which the performance targets have not been achieved as of December 31, 2013. Refer to “Restricted Stock and Restricted Stock Units” below for further information on these awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2013, 1.5 million shares are available for future purchases under the ESPP. During the years ended December 31, 2013, 2012 and 2011, 54.2 thousand, 56.9 thousand and 59.9 thousand shares were purchased under the ESPP, respectively.
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
Stock Options
The weighted average fair value of a stock option granted for the years ended December 31, 2013 and 2011 was $25.82 and $19.28, respectively. There were no stock options granted during the year ended December 31, 2012. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.2%	—	1.2% - 2.6%
Average expected life in years	6.25	—	6.25
Expected volatility	55.4%	—	54.4% - 56.1%
Expected dividend yield	—%	—%	—%

A summary of the Company’s stock options as of December 31, 2013, 2012 and 2011, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2013		2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,149	$15.31	4,808	$13.99	5,948	$12.66
Granted, at fair market value	10	48.70	—	—	220	36.05
Exercised	(911)	13.35	(1,218)	10.17	(1,126)	11.42
Expired	—	—	—	—	(26)	9.47
Forfeited	(112)	16.82	(441)	15.19	(208)	13.41
Outstanding, end of year	2,136	$16.22	3,149	$15.31	4,808	$13.99
Options exercisable, end of year	1,173	$15.59	968	$13.10	846	$12.71
The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $44.1 million, $44.5 million and $27.4 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
2,136	$16.22	5.9	$151,835	1,173	$15.59	5.6	$84,140
Included in the tables above are 2.3 million and 2.5 million performance-based stock options granted to officers and key employees under the 2005 Plan during the years ended December 31, 2010 and 2009. These performance-based stock options have a weighted average exercise price of $10.38, and a term of ten years. These performance-based options had vestings that were tied to the achievement of certain combined annual operating income targets. Upon the achievement of each of the combined operating income targets, 50% of the options vest and the remaining 50% vest one year later. As of December 31, 2013, the combined operating income targets related to all performance-based stock options were met. For performance-based stock options granted in 2009, 50% of the options vested in February 2011, and the remaining 50% vested in February 2012. For the stock options granted in 2010, 50% of the options vested in February 2013 and the remaining 50% will vest in February 2014, subject to continued employment.
The weighted average fair value of these performance-based stock options is $5.83, and was estimated using the Black-Scholes option-pricing model consistent with the weighted average assumptions included in the table above. During the years ended December 31, 2013 and 2012, the Company recorded $1.4 million and $3.9 million, respectively, in stock-based compensation expense for these performance-based stock options.

Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2013, 2012 and 2011, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2013		2012		2011
	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	2,257	$39.02	1,646	$29.11	824	$18.02
Granted	841	52.70	1,329	45.84	1,576	33.10
Forfeited	(205)	34.74	(379)	33.45	(454)	29.76
Vested	(271)	33.51	(339)	23.31	(300)	18.59
Outstanding, end of year	2,622	$44.38	2,257	$39.02	1,646	$29.11
Included in the table above are 0.7 million, 1.0 million and 0.8 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2013, 2012 and 2011, respectively. These performance-based restricted stock units have a weighted average fair value of $42.81 and have vesting that is tied to the achievement of certain combined annual operating income targets.
As of December 31, 2013, a portion of the combined operating income targets related to the 2011 performance-based restricted stock units were achieved. For performance-based restricted stock units granted in 2011, 50% of the awards will vest in February 2014, and the remaining 50% will vest in February 2015, subject to continued employment. Upon the achievement of the combined operating income targets for the 2012 awards, 50% of the restricted stock units will vest in February 2015 and the remaining 50% will vest in February 2016. Upon the achievement of the combined operating income targets for the 2013 awards, one third of the restricted stock units will vest in February 2015, one third will vest in February 2016 and the remaining one third will vest in February 2017. If certain lower levels of combined operating income are achieved, fewer or no restricted stock units will vest, and the remaining restricted stock units will be forfeited.
During the year ended December 31, 2013, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2013, 2012 and 2011, and recorded $30.8 million for a portion of these awards, including cumulative adjustments of $9.0 million during the three months ended March 31, 2013 and $11.3 million during the three months ended December 31, 2013. During the year ended December 31, 2012, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2011, and recorded $4.1 million for a portion of these awards, including a cumulative adjustment of $2.4 million during the three months ended March 31, 2012. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $5.6 million would have been recorded through December 31, 2013 for all performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.
Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 960.0 thousand shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $18.50 per share, which is the adjusted closing price of the Company’s Class A Common Stock on the date of issuance. As of December 31, 2013, all outstanding warrants were exercisable, and no warrants were exercised.

13. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $2.7 million, $2.3 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.

In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2013 and 2012, the Deferred Compensation Plan obligations were $3.3 million and $2.8 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2013 and 2012, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $4.6 million and $4.3 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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
As of December 31, 2013, the aggregate notional value of our outstanding foreign currency forward contracts was $20.6 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company’s foreign currency forward contracts were assets of $12.1 thousand and $4.8 thousand as of December 31, 2013 and 2012, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Unrealized foreign currency exchange rate gains (losses)	$(1,905)	$2,464	$(4,027)
Realized foreign currency exchange rate gains (losses)	477	(182)	298
Unrealized derivative gains (losses)	13	675	(31)
Realized derivative gains (losses)	243	(3,030)	1,696
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
As of December 31, 2013, the notional value of the Company's outstanding interest rate swap contract was $25.0 million. During the years ended December 31, 2013 and 2012, the Company recorded a $317.6 thousand and $21.1 thousand increase in interest expense, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $1.1 million as of December 31, 2013, and was included in other long term assets on the consolidated balance sheet. The fair value of the interest rate swap contract was a liability of $0.1 million as of December 31, 2012, and was included in other long term liabilities on the consolidated balance sheet.
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

15. Related Party Transactions
The Company has an agreement to license a software system with a vendor whose Co-CEO is a director of the Company. During the years ended December 31, 2013, 2012 and 2011, the Company paid $3.7 million, $1.9 million and $1.8 million, respectively, in licensing fees and related support services to this vendor. There were no amounts payable to this related party as of December 31, 2013 and 2012.
The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $1.0 million, $0.8 million and $0.7 million in lease payments to the entity for its use of the aircraft during the years ended December 31, 2013, 2012 and 2011, respectively. No amounts were payable to this related party as of December 31, 2013 and 2012. The Company determined the lease payments charged are at or below fair market lease rates.

16. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Beginning in 2013, the CODM also receives discrete financial information for the Company's acquired MapMyFitness business. Due to the insignificance of the EMEA, Latin America, Asia and MapMyFitness operating segments, they have been combined into other foreign countries and businesses for disclosure purposes.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income (loss) is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure and the majority of corporate expenses within North America have not been allocated to other foreign countries and businesses. Certain corporate services costs, previously included within North America, have been allocated to other foreign countries and businesses. Prior period segment data has been recast within the tables below to conform to current year presentation.

(In thousands)	Year Ended December 31,
	2013	2012	2011
Net revenues
North America	$2,193,739	$1,726,733	$1,383,346
Other foreign countries and businesses	138,312	108,188	89,338
Total net revenues	$2,332,051	$1,834,921	$1,472,684

(In thousands)	Year Ended December 31,
	2013	2012	2011
Operating income (loss)
North America	$271,338	$200,084	$150,559
Other foreign countries and businesses	(6,240)	8,611	12,208
Total operating income	265,098	208,695	162,767
Interest expense, net	(2,933)	(5,183)	(3,841)
Other expense, net	(1,172)	(73)	(2,064)
Income before income taxes	$260,993	$203,439	$156,862

Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Apparel	$1,762,150	$1,385,350	$1,122,031
Footwear	298,825	238,955	181,684
Accessories	216,098	165,835	132,400
Total net sales	2,277,073	1,790,140	1,436,115
Licensing and other revenues	54,978	44,781	36,569
Total net revenues	$2,332,051	$1,834,921	$1,472,684
As of December 31, 2013 and 2012, substantially all of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $2,082.5 million, $1,650.4 million and $1,325.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2013
Net revenues	$471,608	$454,541	$723,146	$682,756	$2,332,051
Gross profit	216,551	219,631	350,135	350,353	1,136,670
Income from operations	13,492	32,310	120,829	98,467	265,098
Net income	7,814	17,566	72,784	64,166	162,330
Earnings per share-basic	$0.07	$0.17	$0.69	$0.61	$1.54
Earnings per share-diluted	$0.07	$0.16	$0.68	$0.59	$1.50
2012
Net revenues	$384,389	$369,473	$575,196	$505,863	$1,834,921
Gross profit	175,204	169,467	280,391	254,235	879,297
Income from operations	24,403	11,720	90,980	81,592	208,695
Net income	14,661	6,668	57,317	50,132	128,778
Earnings per share-basic	$0.14	$0.06	$0.55	$0.48	$1.23
Earnings per share-diluted	$0.14	$0.06	$0.54	$0.47	$1.21

18. Subsequent Events
Acquisitions
On January 2, 2014, the Company acquired certain assets of its distributor in Mexico. Following the acquisition, the Company has begun selling its products in Mexico directly rather than through a distributor. The operating results for this acquisition will be included in the Company’s consolidated statements of income from the date of acquisition. The Company is currently in the process of assessing the fair value of the assets acquired and liabilities assumed, which is expected to be final during the first quarter of 2014. This acquisition is not material to the Company.
Stockholders’ Equity
In February 2014, 0.3 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with a stock sale.
Stock-Based Compensation
In February 2014, 0.4 million performance-based restricted stock units were awarded to certain officers and key employees under the 2005 Plan. The performance-based restricted stock units have vesting that is tied to the achievement of certain combined annual operating income targets for 2014 and 2015. Upon the achievement of the combined operating income target, one third of the restricted stock units will vest in February 2016, one third will vest in February 2017 and the remaining one third will vest in February 2018. If certain lower levels of combined operating income for 2014 and 2015 are achieved, fewer or no restricted stock units will vest at each vest date, and the remaining restricted stock units will be forfeited.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2014 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
Code of Ethics
We have a written code of ethics in place that applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of our code of ethics policy is available on our website: www.underarmour.com. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2014 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2014 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2014 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2014 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2010 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010. References to the Company’s 2011 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. References to the Company’s 2012 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No.

2.01
Agreement and Plan of Merger, dated as of November 8, 2013, among Under Armour, Inc., MMF Merger Sub, Inc., MapMyFitness, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 14, 2013).

3.01	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.01 of the Company's Form 10-Q for the quarterly period ended June 30, 2012).

3.02	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed February 21, 2013).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

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

10.03	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 6, 2013).*

10.04
Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K) and Amendment One to this plan (incorporated by reference to Exhibit 10.14 of the Company’s 2010 Form 10-K).*

10.05	Form of Change in Control Severance Agreement.*

10.06
Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan and Amendment One to the Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending June 30, 2012).*

10.07
Restricted Stock Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan between Henry Stafford and the Company (incorporated by reference to Exhibit 10.07a of the Company's 2011 Form 10-K).*

10.08
Forms of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2007 Form 10-K and Exhibit 10.08 of the Company's 2011 Form 10-K).*

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

Exhibit No.
10.12
Forms of Performance-Based Restricted Stock Unit Grant Agreement for U.S. Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.12 of the Company's 2012 Form 10-K, Exhibit 10.05 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011 and Exhibit 10.12 of the Company's 2011 Form 10-K).*

10.13	Form of Performance-Based Restricted Stock Unit Grant Agreement for International Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan.*

10.14	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company.*

10.15
Employment Agreement by and between Karl-Heinz Maurath and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of the Company's 2012 Form 10-K).*

10.16
Under Armour, Inc. 2013 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended March 31, 2013), Form of Initial Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006), Form of Annual Stock Option Award (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006) and Form of Annual Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.17
Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010) and Amendment One to this plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*

10.18	Change in Control Severance Agreement between Karl-Heinz Maurath and the Company.*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

Exhibit No.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chairman of the Board of Directors and Chief Executive Officer
Dated: February 21, 2014
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/S/ BRAD DICKERSON	Chief Financial Officer (principal accounting and financial officer)
Brad Dickerson

/S/ BYRON K. ADAMS, JR.	Director
Byron K. Adams, Jr.

/S/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/S/ ANTHONY W. DEERING	Director
Anthony W. Deering

/S/ A.B. KRONGARD	Director
A.B. Krongard

/S/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/S/ ERIC T. OLSON	Director
Eric T. Olson

/S/ HARVEY L. SANDERS	Director
Harvey L. Sanders

/S/ THOMAS J. SIPPEL	Director
Thomas J. Sippel
Dated: February 21, 2014

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2013	$3,286	$210	$(558)	$2,938
For the year ended December 31, 2012	4,070	(108)	(676)	3,286
For the year ended December 31, 2011	4,869	699	(1,498)	4,070
Sales returns and allowances
For the year ended December 31, 2013	$32,919	$135,739	$(134,556)	$34,102
For the year ended December 31, 2012	20,600	107,536	(95,217)	32,919
For the year ended December 31, 2011	16,827	74,245	(70,472)	20,600
Deferred tax asset valuation allowance
For the year ended December 31, 2013	$3,996	$4,095	$—	$8,091
For the year ended December 31, 2012	1,784	2,855	(643)	3,996
For the year ended December 31, 2011	1,765	1,784	(1,765)	1,784