Form 10-Q
period 2014-03-31
Under Armour, Inc.
filed 2014-05-07
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2014, there were 173,959,046 shares of Class A Common Stock and 39,155,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2014	December 31, 2013	March 31, 2013
Assets
Current assets
Cash and cash equivalents	$179,926	$347,489	$255,722
Accounts receivable, net	331,299	209,952	246,218
Inventories	472,244	469,006	323,509
Prepaid expenses and other current assets	100,857	63,987	37,227
Deferred income taxes	40,831	38,377	24,765
Total current assets	1,125,157	1,128,811	887,441
Property and equipment, net	240,721	223,952	180,591
Goodwill	123,388	122,244	—
Intangible assets, net	31,571	24,097	3,842
Deferred income taxes	35,538	31,094	26,281
Other long term assets	42,641	47,543	42,333
Total assets	$1,599,016	$1,577,741	$1,140,488
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$100,000	$100,000	$—
Accounts payable	166,920	165,456	127,327
Accrued expenses	103,844	133,729	66,969
Current maturities of long term debt	4,812	4,972	8,787
Other current liabilities	11,676	22,473	3,246
Total current liabilities	387,252	426,630	206,329
Long term debt, net of current maturities	46,846	47,951	51,658
Other long term liabilities	56,341	49,806	39,343
Total liabilities	490,439	524,387	297,330
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2014, December 31, 2013 and March 31, 2013; 173,730,570 shares issued and outstanding as of March 31, 2014, 171,628,708 shares issued and outstanding as of December 31, 2013 and 168,185,546 shares issued and outstanding as of March 31, 2013	58	57	56
Class B Convertible Common Stock, $0.0003 1/3 par value; 39,375,000 shares authorized, issued and outstanding as of March 31, 2014, 40,000,000 shares authorized, issued and outstanding as of December 31, 2013 and 41,950,000 shares authorized, issued and outstanding as of March 31, 2013	13	13	14
Additional paid-in capital	443,132	397,248	342,118
Retained earnings	664,870	653,842	500,946
Accumulated other comprehensive income	504	2,194	24
Total stockholders’ equity	1,108,577	1,053,354	843,158
Total liabilities and stockholders’ equity	$1,599,016	$1,577,741	$1,140,488
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net revenues	$641,607	$471,608
Cost of goods sold	340,917	255,057
Gross profit	300,690	216,551
Selling, general and administrative expenses	273,834	203,059
Income from operations	26,856	13,492
Interest expense, net	(846)	(725)
Other income (expense), net	(874)	240
Income before income taxes	25,136	13,007
Provision for income taxes	11,598	5,193
Net income	$13,538	$7,814
Net income available per common share
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average common shares outstanding
Basic	212,383	209,796
Diluted	216,912	214,192
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$13,538	$7,814
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,577)	(2,440)
Unrealized gain (loss) on cash flow hedge, net of tax of ($78) and $68 for the three months ended March 31, 2014 and 2013, respectively	(113)	96
Total other comprehensive loss	(1,690)	(2,344)
Comprehensive income	$11,848	$5,470
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$13,538	$7,814
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	17,320	11,842
Unrealized foreign currency exchange rate losses	655	606
Loss on disposal of property and equipment	52	56
Stock-based compensation	13,220	11,908
Deferred income taxes	(6,913)	(5,668)
Changes in reserves and allowances	2,282	3,617
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(121,091)	(76,018)
Inventories	(3,915)	(4,323)
Prepaid expenses and other assets	(15,479)	9,559
Accounts payable	7,141	(10,558)
Accrued expenses and other liabilities	(25,841)	(11,780)
Income taxes payable and receivable	(28,505)	(11,591)
Net cash used in operating activities	(147,536)	(74,536)
Cash flows from investing activities
Purchases of property and equipment	(39,715)	(18,329)
Purchase of business	(10,924)	—
Purchases of other assets	(261)	—
Net cash used in investing activities	(50,900)	(18,329)
Cash flows from financing activities
Payments on long term debt	(1,265)	(1,443)
Excess tax benefits from stock-based compensation arrangements	24,038	4,222
Proceeds from exercise of stock options and other stock issuances	8,627	4,670
Net cash provided by financing activities	31,400	7,449
Effect of exchange rate changes on cash and cash equivalents	(527)	(703)
Net decrease in cash and cash equivalents	(167,563)	(86,119)
Cash and cash equivalents
Beginning of period	347,489	341,841
End of period	$179,926	$255,722

Non-cash investing and financing activities
Decrease in accrual for property and equipment	$(8,650)	$(7,380)
Non-cash acquisition of business	11,233	—
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (the “2013 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other portions thereof.
On December 6, 2013, the Company acquired 100% of the outstanding equity of MapMyFitness, Inc. ("MapMyFitness"), a digital connected fitness platform, for $150.0 million. During the three months ended March 31, 2014, the Company finalized its valuation of the assets acquired and liabilities assumed as of the acquisition date and no adjustments were made to the preliminary purchase price allocation.
On March 17, 2014 the Board of Directors declared a two-for-one stock split of the Company’s Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on April 14, 2014. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.
Concentration of Credit Risk
Financial instruments that subject the Company to a significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable are due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. The most significant customers that accounted for a large portion of net revenues and accounts receivable were as follows:

	Customer A	Customer B	Customer C
Net revenues
Three months ended March 31, 2014	16.7%	5.4%	5.2%
Three months ended March 31, 2013	17.6%	5.8%	5.4%
Accounts receivable
As of March 31, 2014	30.9%	8.8%	6.2%
As of December 31, 2013	27.1%	9.1%	5.1%
As of March 31, 2013	27.4%	8.5%	7.5%
Allowance for Doubtful Accounts
As of March 31, 2014, December 31, 2013 and March 31, 2013, the allowance for doubtful accounts was $3.4 million, $2.9 million and $3.3 million, respectively.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $11.3 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
The credit facility may be used for working capital and general corporate purposes and is secured by a first priority lien on substantially all of the assets of the Company and the assets of certain of its domestic subsidiaries (other than trademarks and the land and buildings comprising the Company’s corporate headquarters) and by a pledge of the equity interests of certain of its domestic subsidiaries and 65% of the equity interests of certain of the Company’s foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2014 and 2013. The Company is required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of March 31, 2014, the Company was in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if the Company is in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. The credit agreement contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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

In December 2013, the Company borrowed $100.0 million under the revolving credit facility to partially fund the acquisition of MapMyFitness, Inc. The interest rate under the revolving credit facility was 1.5% during the three months ended March 31, 2014. No balance was outstanding under the revolving credit facility as of March 31, 2013.
Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to $40.0 million, of which $18.0 million was available for additional financing as of March 31, 2014. At March 31, 2014, December 31, 2013 and March 31, 2013, the outstanding principal balance under these agreements was $4.2 million, $4.9 million and $10.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2% and 2.3% for the three months ended March 31, 2014 and 2013, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The Company is required to maintain the same leverage ratio and interest coverage ratio as set forth in the credit facility. As of March 31, 2014, the Company was in compliance with these ratios. The loan contains a number of restrictions that limit the Company’s ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge its assets as a security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change its line of business. The loan requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. In addition, the loan includes a cross default provision similar to the cross default provision in the credit facility discussed above. As of March 31, 2014, December 31, 2013 and March 31, 2013, the outstanding balance on the loan was $47.5 million, $48.0 million and $49.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three months ended March 31, 2014 and 2013.
Interest expense, net was $0.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
The Company monitors the financial health and stability of its lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

4. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2013 Form 10-K other than those which occur in the normal course of business.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	March 31, 2014			March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 7)	$—	$62	$—	$—	$(16)	$—
Interest rate swap contract (see Note 7)	—	896	—	—	23	—
TOLI policies held by the Rabbi Trust	—	4,638	—	—	4,375	—
Deferred Compensation Plan obligations	—	(3,995)	—	—	(3,013)	—
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
The carrying value of the Company's long term debt approximated its fair value as of March 31, 2014 and 2013. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
In February 2014, 0.4 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2014 and 2015. Upon the achievement of the targets, one third of the restricted stock units will vest each in February 2016, February 2017 and February 2018. If certain lower levels of combined operating income for 2014 and 2015 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain combined operating income targets for 2014 and 2015 probable during the three months ended March 31, 2014. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $1.1 million would have been recorded during the three months ended March 31, 2014, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2012 and 2013, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. As of March 31, 2014 and 2013, the Company deemed the achievement of certain combined operating income targets for 2013 and 2014 probable and recorded cumulative adjustments of $6.6 million and $4.8 million for a portion of these awards during the three months ended March 31, 2014 and 2013, respectively.
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

7. Risk Management and Derivatives
Foreign Currency Risk Management
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. From time to time, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its international subsidiaries. As the Company continues to grow internationally, it may expand the current hedging program to include additional currency pairs and instruments.
As of March 31, 2014, the aggregate notional value of the Company's outstanding foreign currency forward contracts was $37.8 million, which was comprised of Euro/U.S. Dollar and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company's foreign currency forward contracts were assets of $62.0 thousand and $12.1 thousand as of March 31, 2014 and December 31, 2013, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair values of the Company's foreign currency forward contracts were liabilities of $16.3 thousand as of March 31, 2013, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$(655)	$(606)
Realized foreign currency exchange rate gains (losses)	451	(594)
Unrealized derivative gains (losses)	70	(21)
Realized derivative gains (losses)	(740)	1,461
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
As of March 31, 2014, the notional value of the Company's outstanding interest rate swap contract was $25.0 million. During the three months ended March 31, 2014 and 2013, the Company recorded a $68.9 thousand and $66.4 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $0.9 million, $1.1 million and $22.6 thousand as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, and was included in other long term assets on the consolidated balance sheets.
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

8. Provision for Income Taxes
The effective rates for income taxes were 46.1% and 39.9% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate for the three months ended March 31, 2014 was higher than the effective tax rate for the three months ended March 31, 2013 due to a research and development tax credit recorded in the first quarter of 2013, along with increased international investments in 2014 primarily associated with our market entries in Brazil and Chile. The Company’s annual 2014 effective tax rate is expected to be approximately 40.0%.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Numerator
Net income	$13,538	$7,814
Denominator
Weighted average common shares outstanding	212,383	209,796
Effect of dilutive securities	4,529	4,396
Weighted average common shares and dilutive securities outstanding	216,912	214,192
Earnings per share - basic	$0.06	$0.04
Earnings per share - diluted	$0.06	$0.04

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 16.8 thousand and 248.1 thousand shares of common stock outstanding for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Beginning in the fourth quarter of 2013, the CODM also receives discrete financial information for the Company's acquired MapMyFitness business. Due to the insignificance of the Latin America, EMEA, Asia-Pacific and MapMyFitness operating segments, they have been combined into other foreign countries and businesses for disclosure purposes.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income (loss) is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure. The majority of corporate services costs within North America have not been allocated to other foreign countries and businesses; however, certain corporate services costs, included within North America in the prior periode, have been allocated to other foreign countries and businesses in the current period. Prior period segment data has been recast within the tables below to conform to current period presentation.

	Three Months Ended March 31,
(In thousands)	2014	2013
Net revenues
North America	$582,552	$440,868
Other foreign countries and businesses	59,055	30,740
Total net revenues	$641,607	$471,608

	Three Months Ended March 31,
(In thousands)	2014	2013
Operating income (loss)
North America	$31,145	$14,666
Other foreign countries and businesses	(4,289)	(1,174)
Total operating income	26,856	13,492
Interest expense, net	(846)	(725)
Other income (expense), net	(874)	240
Income before income taxes	$25,136	$13,007

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Apparel	$459,249	$345,526
Footwear	114,044	80,783
Accessories	51,553	36,082
Total net sales	624,846	462,391
License and other revenues	16,761	9,217
Total net revenues	$641,607	$471,608

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) (our “2013 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

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
Our net revenues grew to $2,332.1 million in 2013 from $856.4 million in 2009. We reported net revenues of $641.6 million for the first three months of 2014, which represented a 36.0% increase from the first three months of 2013. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2014 include ArmourVent® apparel and the SpeedformTM Apollo running shoe.
Our operating segments include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); Asia-Pacific; and MapMyFitness. We acquired the MapMyFitness business in December 2013. Due to the insignificance of the Latin America, EMEA, Asia-Pacific and MapMyFitness operating segments, they have been combined into other foreign countries and businesses for disclosure purposes.
Segment operating income consists of the revenues generated by that segment, less the cost of goods sold and selling, general and administrative costs that are incurred directly by that segment, as well as an allocation of certain centrally managed costs. Corporate services costs, which are generally included in our North America operating segment, include company-wide administrative costs.

General
Net revenues comprise both net sales and license and other revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license and other revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products, such as socks, team uniforms, baby and kids’ apparel, eyewear, inflatable footballs and basketballs, as well as the distribution of our products in Japan. Beginning in December 2013, license and other revenues includes platform license, subscription and digital advertising revenues generated from our MapMyFitness business.
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made primarily of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with license and other revenues, primarily website hosting and other costs related to our MapMyFitness business.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $11.3 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of brand and factory house store leases. Product innovation and supply chain costs include development and innovation costs associated with our apparel, footwear and accessories products and our MapMyFitness business, along with our sourcing and distribution facility operating costs. Costs relating to our Jakarta, Indonesia and Hong Kong and Guangzhou, China offices which help support product design, manufacturing, quality assurance and sourcing efforts are also included in product innovation and supply chain costs. Corporate services costs primarily consist of company-wide administrative expenses.

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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net revenues	$641,607	$471,608
Cost of goods sold	340,917	255,057
Gross profit	300,690	216,551
Selling, general and administrative expenses	273,834	203,059
Income from operations	26,856	13,492
Interest expense, net	(846)	(725)
Other income (expense), net	(874)	240
Income before income taxes	25,136	13,007
Provision for income taxes	11,598	5,193
Net income	$13,538	$7,814

	Three Months Ended March 31,
(As a percentage of net revenues)	2014	2013
Net revenues	100.0%	100.0%
Cost of goods sold	53.1%	54.1%
Gross profit	46.9%	45.9%
Selling, general and administrative expenses	42.7%	43.1%
Income from operations	4.2%	2.9%
Interest expense, net	(0.1)%	(0.2)%
Other income (expense), net	(0.2)%	0.1%
Income before income taxes	3.9%	2.8%
Provision for income taxes	1.8%	1.1%
Net income	2.1%	1.7%
Consolidated Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net revenues increased $170.0 million, or 36.0%, to $641.6 million for the three months ended March 31, 2014 from $471.6 million for the same period in 2013. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$459,249	$345,526	$113,723	32.9%
Footwear	114,044	80,783	33,261	41.2%
Accessories	51,553	36,082	15,471	42.9%
Total net sales	624,846	462,391	162,455	35.1%
License and other revenues	16,761	9,217	7,544	81.8%
Total net revenues	$641,607	$471,608	$169,999	36.0%

Net sales increased $162.4 million, or 35.1%, to $624.8 million for the three months ended March 31, 2014 from $462.4 million during the same period in 2013. The increase in net sales primarily reflects:

•	$41.5 million, or 33.4%, increase in direct to consumer sales, which includes 21 additional retail stores or 19.1% growth since March 2013, and continued growth in our e-commerce business;

•
unit growth driven by increased distribution and new offerings in multiple product categories, most significantly in our training, outdoor and golf apparel, including new ColdGear® Infrared and ArmourVentTM product lines, and a broader assortment of running footwear, including new UA SpeedformTM Apollo; and

•	increased average selling prices primarily due to increased sales of our higher priced apparel products.
License and other revenues increased $7.6 million, or 81.8%, to $16.8 million for the three months ended March 31, 2014 from $9.2 million during the same period in 2013. This increase in license and other revenues was primarily due to $4.0 million of revenues generated through our MapMyFitness business, which was acquired in December 2013, along with increased distribution and unit volume growth of our licensed products.
Gross profit increased $84.1 million to $300.7 million for the three months ended March 31, 2014 from $216.6 million for the same period in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 100 basis points to 46.9% for the three months ended March 31, 2014 compared to 45.9% during the same period in 2013. The increase in gross margin percentage was primarily driven by the following:

•
approximate 40 basis point increase driven by sales mix. The sales mix impact was primarily driven by decreased sales mix of excess inventory through our factory house outlet stores at lower prices. We do not expect the favorable factory house outlet store sales mix impact to continue through the remainder of 2014;

•
approximate 30 basis point increase driven by lower inbound air freight, partially due to improvements in our supply chain since the first quarter of 2013. We do not expect this year over year favorability to continue through the remainder of 2014; and

•
approximate 20 basis point increase driven primarily by lower North American accessories product input costs. We expect the North American accessories product input cost favorability to decrease through the remainder of 2014.

Selling, general and administrative expenses increased $70.7 million to $273.8 million for the three months ended March 31, 2014 from $203.1 million for the same period in 2013. As a percentage of net revenues, selling, general and administrative expenses decreased to 42.7% for the three months ended March 31, 2014 compared to 43.1% for the same period in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $25.2 million to $88.0 million for the three months ended March 31, 2014 from $62.8 million for the same period in 2013 primarily due to key marketing campaigns and increased marketing with our North American wholesale customers to support key apparel and footwear launches. As a percentage of net revenues, marketing costs increased to 13.7% for the three months ended March 31, 2014 from 13.3% for the same period in 2013.

•
Selling costs $18.8 million to $69.4 million for the three months ended March 31, 2014 from $50.6 million for the same period in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel. As a percentage of net revenues, selling costs increased slightly to 10.8% for the three months ended March 31, 2014 from 10.7% for the same period in 2013.

•
Product innovation and supply chain costs increased $17.0 million to $66.3 million for the three months ended March 31, 2014 from $49.3 million for the same period in 2013 primarily due to higher personnel costs to support our growth in net revenues, along with costs related to our MapMyFitness business. As a percentage of net revenues, product innovation and supply chain costs decreased slightly to 10.4% for the three months ended March 31, 2014 compared to 10.5% for the same period in 2013.

•
Corporate services costs increased $9.7 million to $50.1 million for the three months ended March 31, 2014 from $40.4 million for the same period in 2013. This increase was primarily attributable to higher personnel costs and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 7.8% for the three months ended March 31, 2014 compared to 8.6% for the same period in 2013 primarily due to lower incentive compensation costs as a percentage of net revenues.

Income from operations increased $13.4 million, or 99.1%, to $26.9 million for the three months ended March 31, 2014 from $13.5 million for the same period in 2013. Income from operations as a percentage of net revenues increased to 4.2% for the three months ended March 31, 2014 from 2.9% for the same period in 2013. This increase was primarily driven by the higher gross profit percentage noted above.

Interest expense, net increased $0.1 million to $0.8 million for the three months ended March 31, 2014 from $0.7 million for the same period in 2013. This increase was primarily due to interest on the $100 million in debt outstanding under the revolving credit facility during the three months ended March 31, 2014.
Other income (expense), net decreased $1.1 million to $(0.9) million for the three months ended March 31, 2014 from $0.2 million for the same period in 2013. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $6.4 million to $11.6 million during the three months ended March 31, 2014 from $5.2 million during the same period in 2013. For the three months ended March 31, 2014, our effective tax rate was 46.1% compared to 39.9% for the same period in 2013. The effective rate for the three months ended March 31, 2014 was higher than the effective rate for the three months ended March 31, 2013 primarily due to a research and development tax credit recorded in the first quarter of 2013, along with increased international investments in 2014 primarily associated with our market entries in Brazil and Chile. Our annual 2014 effective tax rate is expected to be approximately 40.0%.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate services costs within North America have not been allocated to other foreign countries and businesses; however, certain corporate services costs, included within North America in the prior period, have been allocated to other foreign countries and businesses in the current period. Prior period segment data has been recast within the tables to conform to the current period presentation.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net revenues by segment are summarized below:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Change	% Change
North America	$582,552	$440,868	$141,684	32.1%
Other foreign countries and businesses	59,055	30,740	28,315	92.1%
Total net revenues	$641,607	$471,608	$169,999	36.0%
Net revenues in our North America operating segment increased $141.7 million to $582.6 million for the three months ended March 31, 2014 from $440.9 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased $28.4 million to $59.1 million for the three months ended March 31, 2014 from $30.7 million for the same period in 2013 primarily due to unit sales growth in our EMEA and Asia-Pacific operating segments. Our Latin America, EMEA and Asia-Pacific operating segments in aggregate increased $24.4 million, or 79.3%, to $55.1 million for the three months ended March 31, 2014, as compared to the same period in 2013.
Operating income (loss) by segment is summarized below:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Change	% Change
North America	$31,145	$14,666	$16,479	112.4%
Other foreign countries and businesses	(4,289)	(1,174)	(3,115)	265.3%
Total operating income	$26,856	$13,492	$13,364	99.1%
Operating income in our North America operating segment increased $16.4 million to $31.1 million for the three months ended March 31, 2014 from $14.7 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries and businesses increased $3.1 million to $4.3 million for the three months ended March 31, 2014 from $1.2 million for the same period in 2013 primarily due to investments to support growth in our Latin America and MapMyFitness operating segments.

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

Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the last two quarters of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new brand and factory house stores, and investment and improvements in information technology systems.
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
In December 2013, we completed our acquisition of MapMyFitness. The purchase price was initially funded through $50.0 million cash on hand and $100.0 million in debt under our existing credit facility.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(147,536)	$(74,536)
Investing activities	(50,900)	(18,329)
Financing activities	31,400	7,449
Effect of exchange rate changes on cash and cash equivalents	(527)	(703)
Net decrease in cash and cash equivalents	$(167,563)	$(86,119)
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
Cash used in operating activities increased $73.0 million to $147.5 million for the three months ended March 31, 2014 from $74.5 million during the same period in 2013. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $83.0 million, partially offset by an increase in net income of $5.7 million and an increase in adjustments to net income for non-cash items of $4.3 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a larger increase in accounts receivable of $45.1 million in the current period as compared to the prior period primarily due to a 35.1% increase in net sales during the first quarter of 2014; and

•
an increase in prepaid expenses and other assets of $25.0 million primarily driven by a higher increase in income taxes receivable of $15.0 million in the current period as compared to the prior period.

Adjustments to net income for non-cash items increased in the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to increased depreciation and amortization expense in the current period as compared to the prior period related to the expansion of our distribution and corporate facilities.
Investing Activities
Cash used in investing activities increased $32.6 million to $50.9 million for the three months ended March 31, 2014 from $18.3 million for the same period in 2013, primarily due to increased costs to improve and expand our distribution facilities and the acquisition of certain assets of our former distributor in Mexico during the first quarter of 2014.
Capital expenditures for the full year 2014 are expected to be in the range of $140 million to $150 million.
Financing Activities
Cash provided by financing activities increased $24.0 million to $31.4 million for the three months ended March 31, 2014 from $7.4 million for the same period in 2013. This increase is primarily due to higher excess tax benefits from stock-based compensation arrangements.

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
The credit facility may be used for working capital and general corporate purposes and is secured by a first priority lien on substantially all of our assets and the assets of certain of our domestic subsidiaries (other than trademarks and the land and buildings comprising our corporate headquarters) and by a pledge of the equity interests of certain of our domestic subsidiaries and 65% of the equity interests of certain of our foreign subsidiaries. Up to $5.0 million of the facility may be used to support letters of credit, of which none were outstanding as of March 31, 2014 and 2013. We are required to maintain a certain leverage ratio and interest coverage ratio as set forth in the credit agreement. As of March 31, 2014, we were in compliance with these ratios. The credit agreement also provides the lenders with the ability to reduce the credit line amount, even if we are in compliance with all conditions of the credit agreement, upon a material adverse change to the business, properties, assets, financial condition or results of operations. The credit agreement contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. In addition, the credit agreement includes a cross default provision whereby an event of default under other debt obligations, as defined in the credit agreement, will be considered an event of default under the credit agreement.
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
In December 2013, the Company borrowed $100.0 million under the revolving credit facility to partially fund the acquisition of MapMyFitness. The interest rate under the revolving credit facility was 1.5% during the three months ended March 31, 2014. No balance was outstanding under the revolving credit facility as of March 31, 2013.

Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. The terms of the credit facility limit the total amount of additional financing under these agreements to

$40.0 million, of which $18.0 million was available for additional financing as of March 31, 2014. At March 31, 2014, December 31, 2013 and March 31, 2013, the outstanding principal balance under these agreements was $4.2 million, $4.9 million and $10.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2% and 2.3% for the three months ended March 31, 2014 and 2013, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. We are required to maintain the same leverage ratio and interest coverage ratio as set forth in the credit facility. As of March 31, 2014, we were in compliance with these ratios. The loan contains a number of restrictions that limit our ability, among other things, and subject to certain limited exceptions, to incur additional indebtedness, pledge our assets as a security, guaranty obligations of third parties, make investments, undergo a merger or consolidation, dispose of assets, or materially change our line of business. The loan requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. In addition, the loan includes a cross default provision similar to the cross default provision in the credit facility discussed above. As of March 31, 2014, December 31, 2013 and March 31, 2013, the outstanding balance on the loan was $47.5 million, $48.0 million and $49.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three months ended March 31, 2014 and 2013.
We monitor the financial health and stability of our lenders under the revolving credit and long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
There were no significant changes to the contractual obligations reported in our 2013 Form 10-K other than those which occur in the normal course of business.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2013 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2013 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2014.
Recently Adopted Accounting Standards
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for our international subsidiaries. As we continue to grow internationally, we anticipate expanding our current hedging program to include additional currency pairs and instruments. We do not enter into derivative financial instruments for speculative or trading purposes.
As of March 31, 2014, the aggregate notional value of our outstanding foreign currency forward contracts was $37.8 million, which was comprised of Euro/U.S. Dollar and Pound Sterling/Euro currency pairs with contract maturities of 1 month. The foreign currency forward contracts outstanding as of March 31, 2014 have weighted average contractual forward foreign currency exchange rates of €0.72 per $1.00 and £0.83 per €1.00. The foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The fair values of the Company's foreign currency forward contracts were assets of $62.0 thousand and $12.1 thousand as of March 31, 2014 and December 31, 2013, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair values of the Company’s foreign currency forward contracts were liabilities of $16.3 thousand as of March 31, 2013, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended March 31,
(In thousands)	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$(655)	$(606)
Realized foreign currency exchange rate gains (losses)	451	(594)
Unrealized derivative gains (losses)	70	(21)
Realized derivative gains (losses)	(740)	1,461
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
As of March 31, 2014, the notional value of our outstanding interest rate swap contract was $25.0 million. During the three months ended March 31, 2014 and 2013, we recorded a $68.9 thousand and $66.4 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contract was an asset of $0.9 million, $1.1 million and $22.6 thousand as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, and was included in other long term assets on the consolidated balance sheets.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2014.
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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 have not materially changed.

ITEM 6. EXHIBITS

Exhibit No.

3.01	Amended and Restated Articles of Incorporation (filed to incorporate the previously filed amendment effective March 17, 2014).

10.01	Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed to reflect adjusted numbers for the stock split effective April 14, 2014).

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ BRAD DICKERSON
Brad Dickerson
Chief Financial Officer
Date: May 6, 2014