Form 10-Q
period 2014-06-30
Under Armour, Inc.
filed 2014-08-05
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2014 there were 174,528,423 shares of Class A Common Stock and 38,750,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2014	December 31, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$300,434	$347,489	$223,842
Accounts receivable, net	269,133	209,952	212,836
Inventories	662,388	469,006	490,943
Prepaid expenses and other current assets	97,190	63,987	52,291
Deferred income taxes	39,174	38,377	32,043
Total current assets	1,368,319	1,128,811	1,011,955
Property and equipment, net	255,018	223,952	190,924
Goodwill	123,395	122,244	—
Intangible assets, net	30,776	24,097	3,798
Deferred income taxes	37,706	31,094	26,642
Other long term assets	48,731	47,543	42,069
Total assets	$1,863,945	$1,577,741	$1,275,388
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$100,000	$—
Accounts payable	334,001	165,456	217,925
Accrued expenses	110,649	133,729	77,935
Current maturities of long term debt	19,650	4,972	5,112
Other current liabilities	15,945	22,473	2,923
Total current liabilities	480,245	426,630	303,895
Long term debt, net of current maturities	176,987	47,951	50,387
Other long term liabilities	65,954	49,806	44,099
Total liabilities	723,186	524,387	398,381
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2014, December 31, 2013 and June 30, 2013; 174,528,423 shares issued and outstanding as of June 30, 2014, 171,628,708 shares issued and outstanding as of December 31, 2013 and 169,488,162 shares issued and outstanding as of June 30, 2013	58	57	56
Class B Convertible Common Stock, $0.0003 1/3 par value; 38,750,000 shares authorized, issued and outstanding as of June 30, 2014, 40,000,000 shares authorized, issued and outstanding as of December 31, 2013 and 41,300,000 shares authorized, issued and outstanding as of June 30, 2013	13	13	14
Additional paid-in capital	458,854	397,248	359,369
Retained earnings	681,380	653,842	517,798
Accumulated other comprehensive income	454	2,194	(230)
Total stockholders’ equity	1,140,759	1,053,354	877,007
Total liabilities and stockholders’ equity	$1,863,945	$1,577,741	$1,275,388
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$609,654	$454,541	$1,251,261	$926,149
Cost of goods sold	309,702	234,910	650,619	489,967
Gross profit	299,952	219,631	600,642	436,182
Selling, general and administrative expenses	265,258	187,321	539,092	390,380
Income from operations	34,694	32,310	61,550	45,802
Interest expense, net	(1,227)	(711)	(2,073)	(1,436)
Other income (expense), net	247	(797)	(627)	(557)
Income before income taxes	33,714	30,802	58,850	43,809
Provision for income taxes	16,024	13,236	27,622	18,429
Net income	$17,690	$17,566	$31,228	$25,380
Net income available per common share
Basic	$0.08	$0.08	$0.15	$0.12
Diluted	$0.08	$0.08	$0.14	$0.12
Weighted average common shares outstanding
Basic	213,188	210,530	212,788	210,162
Diluted	217,294	214,834	217,134	214,512
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,690	$17,566	$31,228	$25,380
Other comprehensive income (loss):
Foreign currency translation adjustment	359	(662)	(1,218)	(3,102)
Unrealized gain (loss) on cash flow hedge, net of tax of ($287) and $287 for the three months ended June 30, 2014 and 2013, respectively, and ($365) and $345 for the six months ended June 30, 2014 and 2013, respectively	(409)	408	(522)	504
Total other comprehensive loss	(50)	(254)	(1,740)	(2,598)
Comprehensive income	$17,640	$17,312	$29,488	$22,782
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$31,228	$25,380
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	34,347	23,618
Unrealized foreign currency exchange rate (gains) losses	(100)	1,617
Loss on disposal of property and equipment	73	466
Stock-based compensation	23,860	18,878
Deferred income taxes	(7,388)	(13,228)
Changes in reserves and allowances	1	932
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(53,090)	(37,594)
Inventories	(195,406)	(175,549)
Prepaid expenses and other assets	(16,514)	(4,066)
Accounts payable	175,674	77,644
Accrued expenses and other liabilities	(14,286)	2,812
Income taxes payable and receivable	(24,065)	(11,386)
Net cash used in operating activities	(45,666)	(90,476)
Cash flows from investing activities
Purchases of property and equipment	(68,901)	(39,696)
Purchase of business	(10,924)	—
Purchases of other assets	(260)	(475)
Change in loans receivable	—	(1,700)
Net cash used in investing activities	(80,085)	(41,871)
Cash flows from financing activities
Payments on revolving credit facility	(100,000)	—
Proceeds from term loan	150,000	—
Payments on long term debt	(6,286)	(2,895)
Excess tax benefits from stock-based compensation arrangements	26,301	9,455
Proceeds from exercise of stock options and other stock issuances	10,196	9,738
Payments of debt financing costs	(1,714)	—
Net cash provided by financing activities	78,497	16,298
Effect of exchange rate changes on cash and cash equivalents	199	(1,950)
Net decrease in cash and cash equivalents	(47,055)	(117,999)
Cash and cash equivalents
Beginning of period	347,489	341,841
End of period	$300,434	$223,842

Non-cash investing and financing activities
Decrease in accrual for property and equipment	$(9,100)	$(7,200)
Non-cash acquisition of business	11,233	—
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (the “2013 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other portions thereof.
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

	Customer A	Customer B	Customer C
Net revenues
Six months ended June 30, 2014	15.5%	4.9%	5.0%
Six months ended June 30, 2013	16.9%	5.8%	5.5%
Accounts receivable
As of June 30, 2014	25.5%	7.7%	6.4%
As of December 31, 2013	27.1%	9.1%	5.1%
As of June 30, 2013	26.3%	9.9%	7.5%
Allowance for Doubtful Accounts
As of June 30, 2014, December 31, 2013 and June 30, 2013, the allowance for doubtful accounts was $3.3 million, $2.9 million and $3.3 million, respectively.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $11.7 million and $10.4 million for the three months ended June 30, 2014 and 2013, respectively, and $23.0 million and $19.4 million for the six months ended June 30, 2014 and 2013, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.
Recently Adopted Accounting Standards
In July 2013, the FASB issued an Accounting Standards Update which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

3. Credit Facility and Other Long Term Debt
Credit Facility
In May 2014, the Company entered into a new unsecured $650.0 million credit facility and terminated its prior $325.0 million secured revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement provides for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million initial term loan, which was drawn in full at the closing of the credit agreement, and $100.0 million of delayed draw term loans available to be borrowed prior to November 28, 2014. At the Company's request and the lenders' consent, the revolving credit facility or term loans may be increased by up to an additional $150.0 million. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the revolving credit facility may be used for the issuance of swingline loans. There were no letters of credit or swingline loans outstanding as of June 30, 2014.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2014, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The interest rate under the initial term loan was 1.2% during the three months ended June 30, 2014. No balance was outstanding under the Company’s revolving credit facility as of June 30, 2014. Additionally, the Company pays a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of June 30, 2014, the commitment fee was 12.5 basis points.
The Company used $100.0 million of the proceeds from the initial term loan to repay the $100.0 million outstanding under the Company's prior revolving credit facility. The Company incurred and capitalized $1.7 million in deferred financing costs in connection with the credit facility. No penalties or other early termination fees were incurred in connection with the termination of the prior revolving credit facility.
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. At June 30, 2014, December 31, 2013 and June 30, 2013, the outstanding principal balance under these agreements was $3.4 million, $4.9 million and $6.5 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1% and 2.5% for the three months ended June 30, 2014 and 2013, respectively, and 3.2% and 2.4% for the six months ended June 30, 2014 and 2013, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2014, December 31, 2013 and June 30, 2013, the outstanding balance on the loan was $47.0 million, $48.0 million and $49.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and six months ended June 30, 2014 and 2013.
Interest expense, net was $1.2 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	June 30, 2014			June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 7)	$—	$(531)	$—	$—	$(22)	$—
Interest rate swap contracts (see Note 7)	—	201	—	—	947	—
TOLI policies held by the Rabbi Trust	—	4,751	—	—	4,349	—
Deferred Compensation Plan obligations	—	(4,298)	—	—	(2,882)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency forward contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current forward exchange rate. The interest rate swap contracts represent gains and losses on the derivative contracts, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
The carrying value of the Company's long term debt approximated its fair value as of June 30, 2014 and 2013. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During the six months ended June 30, 2014, 0.9 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2014 and 2015. Upon the achievement of the targets, one third of the restricted stock units will vest each in February 2016, February 2017 and February 2018. If certain lower levels of combined operating income for 2014 and 2015 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain combined operating income targets for 2014 and 2015 probable during the three months ended March 31, 2014. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $3.3 million would have been recorded during the six months ended June 30, 2014, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2012 and 2013, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. During the three months ended March 31, 2013, the Company deemed the achievement of certain combined operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $4.8 million. During the three months ended March 31, 2014, the Company deemed the achievement of the remaining combined operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $6.6 million.
During 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. During the three months ended March 31, 2013, the Company deemed the achievement of certain combined operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $4.6 million for a portion of these awards.

7. Risk Management and Derivatives
Foreign Currency Risk Management
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions. From time to time, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its international subsidiaries. As the Company expands its international business, it may expand the current hedging program to include additional currency pairs and instruments.
As of June 30, 2014, the aggregate notional value of the Company's outstanding foreign currency forward contracts was $32.7 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of one month. The majority of the Company's foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. In May 2014, the Company began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. No amounts related to foreign currency forward contracts designated as cash flow hedges were reclassified from other comprehensive income to income during the three months ended June 30, 2014. The fair values of the Company's foreign currency forward contracts were liabilities of $531.4 thousand and $21.6 thousand as of June 30, 2014 and 2013, respectively, and were included in accrued expenses on the consolidated balance sheet. The fair values of the Company's foreign currency forward contracts were assets of $12.1 thousand as of December 31, 2013, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$755	$(1,011)	$100	$(1,617)
Realized foreign currency exchange rate gains (losses)	(229)	388	222	(206)
Unrealized derivative gains (losses)	(88)	(5)	(18)	(26)
Realized derivative gains (losses)	(191)	(169)	(931)	1,292
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 3 for a discussion of long term debt.
As of June 30, 2014, the notional value of the Company's outstanding interest rate swap contracts was $171.3 million. During the three months ended June 30, 2014 and 2013, the Company recorded a $286.7 thousand and $89.5 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2014 and 2013, the Company recorded a $355.6 thousand and $155.9 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $0.2 million, $1.1 million and $0.9 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, and was included in other long term assets on the consolidated balance sheets.
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

8. Provision for Income Taxes
The effective rates for income taxes were 46.9% and 42.1% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate for the six months ended June 30, 2014 was higher than the effective tax rate for the six months ended June 30, 2013 primarily due to a research and development tax credit recorded in the first quarter of 2013, along with increased international investments in 2014 primarily associated with our market entries in Brazil and Chile. The Company’s annual 2014 effective tax rate is expected to be approximately 40.5%.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income	$17,690	$17,566	$31,228	$25,380
Denominator
Weighted average common shares outstanding	213,188	210,530	212,788	210,162
Effect of dilutive securities	4,106	4,304	4,346	4,350
Weighted average common shares and dilutive securities outstanding	217,294	214,834	217,134	214,512
Earnings per share - basic	$0.08	$0.08	$0.15	$0.12
Earnings per share - diluted	$0.08	$0.08	$0.14	$0.12

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 48.6 thousand and 101.6 thousand shares of common stock outstanding for the three months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 86.2 thousand and 174.8 thousand shares of common stock outstanding for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net revenues
North America	$558,041	$428,859	$1,140,593	$869,727
Other foreign countries and businesses	51,613	25,682	110,668	56,422
Total net revenues	$609,654	$454,541	$1,251,261	$926,149

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Operating income (loss)
North America	$44,232	$35,405	$75,377	$50,072
Other foreign countries and businesses	(9,538)	(3,095)	(13,827)	(4,270)
Total operating income	34,694	32,310	61,550	45,802
Interest expense, net	(1,227)	(711)	(2,073)	(1,436)
Other income (expense), net	247	(797)	(627)	(557)
Income before income taxes	$33,714	$30,802	$58,850	$43,809

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Apparel	$420,028	$310,221	$879,277	$655,747
Footwear	109,536	81,651	223,580	162,434
Accessories	59,932	51,024	111,485	87,106
Total net sales	589,496	442,896	1,214,342	905,287
License and other revenues	20,158	11,645	36,919	20,862
Total net revenues	$609,654	$454,541	$1,251,261	$926,149

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
Our net revenues grew to $2,332.1 million in 2013 from $856.4 million in 2009. We reported net revenues of $1,251.3 million for the first six months of 2014, which represented a 35.1% increase from the first six months of 2013. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2014 include ArmourVent® apparel and the SpeedFormTM Apollo running shoe.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $11.7 million and $10.4 million for the three months ended June 30, 2014 and 2013, respectively, and $23.0 million and $19.4 million for the six months ended June 30, 2014 and 2013, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits and incentive and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of brand and factory house store leases. Product innovation and supply chain costs include development and innovation costs associated with our apparel, footwear and accessories products and our MapMyFitness business, along with our sourcing and distribution facility operating costs. Costs relating to our Jakarta, Indonesia and Hong Kong and Guangzhou, China offices which help support product design, manufacturing, quality assurance and sourcing efforts are also included in product innovation and supply chain costs. Corporate services costs primarily consist of company-wide administrative expenses.

Other income (expense), net consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments not designated as cash flow hedges and unrealized and realized gains and losses that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net revenues	$609,654	$454,541	$1,251,261	$926,149
Cost of goods sold	309,702	234,910	650,619	489,967
Gross profit	299,952	219,631	600,642	436,182
Selling, general and administrative expenses	265,258	187,321	539,092	390,380
Income from operations	34,694	32,310	61,550	45,802
Interest expense, net	(1,227)	(711)	(2,073)	(1,436)
Other income (expense), net	247	(797)	(627)	(557)
Income before income taxes	33,714	30,802	58,850	43,809
Provision for income taxes	16,024	13,236	27,622	18,429
Net income	$17,690	$17,566	$31,228	$25,380

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.8%	51.7%	52.0%	52.9%
Gross profit	49.2%	48.3%	48.0%	47.1%
Selling, general and administrative expenses	43.5%	41.2%	43.1%	42.2%
Income from operations	5.7%	7.1%	4.9%	4.9%
Interest expense, net	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Other income (expense), net	—%	(0.2)%	—%	(0.1)%
Income before income taxes	5.5%	6.8%	4.7%	4.7%
Provision for income taxes	2.6%	2.9%	2.2%	2.0%
Net income	2.9%	3.9%	2.5%	2.7%
Consolidated Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net revenues increased $155.2 million, or 34.1%, to $609.7 million for the three months ended June 30, 2014 from $454.5 million for the same period in 2013. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$420,028	$310,221	$109,807	35.4%
Footwear	109,536	81,651	27,885	34.2%
Accessories	59,932	51,024	8,908	17.5%
Total net sales	589,496	442,896	146,600	33.1%
License and other revenues	20,158	11,645	8,513	73.1%
Total net revenues	$609,654	$454,541	$155,113	34.1%

Net sales increased $146.6 million, or 33.1%, to $589.5 million for the three months ended June 30, 2014 from $442.9 million during the same period in 2013. The increase in net sales primarily reflects:

•	$51.9 million, or 38.0%, increase in direct to consumer sales, which includes 21 additional retail stores or 18.6% growth since June 2013, and continued growth in our e-commerce business;

•	$19.2 million, or 88.4% increase in net sales in other foreign countries, led by increased distribution and unit volume growth in our Asia-Pacific and EMEA operating segments;

•
unit growth driven by increased distribution and new offerings in multiple product categories, including continued growth of our training, golf and outdoor apparel product lines, including new ArmourVentTM, and a broader assortment of running footwear, including the new UA SpeedFormTM Apollo; and

•	increased average selling prices primarily due to increased sales of our higher priced training apparel products and cleated footwear.
License and other revenues increased $8.6 million, or 73.1%, to $20.2 million for the three months ended June 30, 2014 from $11.6 million during the same period in 2013. This increase in license and other revenues was primarily due to $5.4 million of revenues generated through our MapMyFitness business, which was acquired in December 2013, along with increased distribution and unit volume growth of our licensed products.
Gross profit increased $80.4 million to $300.0 million for the three months ended June 30, 2014 from $219.6 million for the same period in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 90 basis points to 49.2% for the three months ended June 30, 2014 compared to 48.3% during the same period in 2013. The increase in gross margin percentage was primarily driven by the following:

•
approximate 40 basis point increase driven by decreased liquidation sales of excess footwear. We do not expect this favorable footwear liquidation sales impact to continue through the remainder of 2014;

•
approximate 30 basis point increase driven primarily by improved North American footwear product margins. We expect the North American footwear product margin favorability to continue through the remainder of 2014, but on a more limited basis; and

•	approximate 20 basis point increase driven by lower outbound freight to our customers. We do not expect this year over year favorability to continue through the remainder of 2014.
Selling, general and administrative expenses increased $78.0 million to $265.3 million for the three months ended June 30, 2014 from $187.3 million for the same period in 2013. As a percentage of net revenues, selling, general and administrative expenses increased to 43.5% for the three months ended June 30, 2014 compared to 41.2% for the same period in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $21.9 million to $70.9 million for the three months ended June 30, 2014 from $49.0 million for the same period in 2013 primarily due to increased sponsorship of collegiate and professional teams and athletes in North America and other foreign countries. As a percentage of net revenues, marketing costs increased to 11.6% for the three months ended June 30, 2014 from 10.7% for the same period in 2013 primarily due to the items noted above.

•
Selling costs increased $18.8 million to $70.2 million for the three months ended June 30, 2014 from $51.4 million for the same period in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment in our Factory House and Brand House store strategies. As a percentage of net revenues, selling costs increased to 11.5% for the three months ended June 30, 2014 from 11.3% for the same period in 2013.

•
Product innovation and supply chain costs increased $23.5 million to $69.6 million for the three months ended June 30, 2014 from $46.1 million for the same period in 2013 primarily due to higher personnel costs to support our growth in net revenues, along with costs related to our MapMyFitness business. As a percentage of net revenues, product innovation and supply chain costs increased to 11.4% for the three months ended June 30, 2014 compared to 10.2% for the same period in 2013 primarily due to the items noted above.

•
Corporate services costs increased $13.8 million to $54.6 million for the three months ended June 30, 2014 from $40.8 million for the same period in 2013. This increase was primarily attributable to higher personnel costs and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs remained unchanged at 9.0% for the three months ended June 30, 2014 and 2013.

Income from operations increased $2.4 million, or 7.4%, to $34.7 million for the three months ended June 30, 2014 from $32.3 million for the same period in 2013. Income from operations as a percentage of net revenues decreased to 5.7% for the three months ended June 30, 2014 from 7.1% for the same period in 2013. This decrease was primarily driven by the increased investments in product innovation and marketing discussed above.

Interest expense, net increased $0.5 million to $1.2 million for the three months ended June 30, 2014 from $0.7 million for the same period in 2013. This increase was primarily due to interest on the $100 million of debt outstanding under the former revolving credit facility and interest on the new $150 million term loan during the three months ended June 30, 2014.
Other income (expense), net increased $1.0 million to $0.2 million for the three months ended June 30, 2014 from $(0.8) million for the same period in 2013. This increase was due to gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to losses in the prior period.
Provision for income taxes increased $2.8 million to $16.0 million during the three months ended June 30, 2014 from $13.2 million during the same period in 2013. For the three months ended June 30, 2014, our effective tax rate was 47.5% compared to 43.0% for the same period in 2013. The effective rate for the three months ended June 30, 2014 was higher than the effective rate for the three months ended June 30, 2013 due to increased international investments in 2014 primarily associated with our market entries in Brazil and Chile. Our annual 2014 effective tax rate is expected to be approximately 40.5%.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net revenues increased $325.2 million, or 35.1%, to $1,251.3 million for the six months ended June 30, 2014 from $926.1 million for the same period in 2013. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$879,277	$655,747	$223,530	34.1%
Footwear	223,580	162,434	61,146	37.6%
Accessories	111,485	87,106	24,379	28.0%
Total net sales	1,214,342	905,287	309,055	34.1%
License and other revenues	36,919	20,862	16,057	77.0%
Total net revenues	$1,251,261	$926,149	$325,112	35.1%

Net sales increased $309.0 million, or 34.1%, to $1,214.3 million for the six months ended June 30, 2014 from $905.3 million during the same period in 2013. The increase in net sales primarily reflects:

•	$93.4 million, or 35.8%, increase in direct to consumer sales, which includes 21 additional retail stores or 18.6% growth since June 2013, and continued growth in our e-commerce business;

•	$42.3 million, or 84.3% increase in net sales in other foreign countries, led by increased distribution and unit volume growth in our EMEA and Asia-Pacific operating segments;

•
unit growth driven by increased distribution and new offerings in multiple product categories, including continued growth of our training, golf and outdoor apparel product lines, including new ArmourVentTM, and a broader assortment of running footwear, including the new UA SpeedFormTM Apollo; and

•	increased average selling prices primarily due to increased sales of our higher priced training apparel products.
License revenues increased $16.0 million, or 77.0%, to $36.9 million for six months ended June 30, 2014 from $20.9 million during the same period in 2013. This increase in license and other revenues was primarily due to $9.4 million of revenues generated through our MapMyFitness business, which was acquired in December 2013, along with increased distribution and unit volume growth of our licensed products.
Gross profit increased $164.4 million to $600.6 million for the six months ended June 30, 2014 from $436.2 million for the same period in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 90 basis points to 48.0% for the six months ended June 30, 2014 compared to 47.1% during the same period in 2013. The increase in gross margin percentage was primarily driven by the following:

•
approximate 30 basis point increase driven by lower inbound airfreight and outbound freight costs, partially due to improvements in our supply chain and carrier rates. We do not expect this year over year freight cost favorability to continue through the remainder of 2014;

•
approximate 20 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house outlet stores. We do not expect the favorable factory house outlet store sales mix impact to continue through the remainder of 2014;

•
approximate 20 basis point increase driven primarily by higher North American footwear and accessories product margins. We expect the North American footwear product margin favorability to continue during the remainder of 2014, but on a more limited basis; and

•
approximate 20 basis point increase driven by decreased liquidation sales of excess footwear during the second quarter of 2014. We do not expect this favorable footwear liquidation sales impact to continue through the remainder of 2014.

Selling, general and administrative expenses increased $148.7 million to $539.1 million for the six months ended June 30, 2014 from $390.4 million for the same period in 2013. As a percentage of net revenues, selling, general and administrative expenses increased to 43.1% for the six months ended June 30, 2014 compared to 42.2% for the same period in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $47.0 million to $158.8 million for the six months ended June 30, 2014 from $111.8 million for the same period in 2013 primarily due to increased sponsorship of collegiate and professional teams and athletes along with higher personnel costs. As a percentage of net revenues, marketing costs increased to 12.7% for the six months ended June 30, 2014 from 12.1% for the same period in 2013.

•
Selling costs increased $37.2 million to $139.2 million for the six months ended June 30, 2014 from $102.0 million for the same period in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment in our Factory House and Brand House store strategies. As a percentage of net revenues, selling costs increased slightly to 11.1% for the six months ended June 30, 2014 from 11.0% for the same period in 2013 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $40.7 million to $135.9 million for the six months ended June 30, 2014 from $95.2 million for the same period in 2013 primarily due to higher personnel costs to support our growth in net revenues, along with costs related to our MapMyFitness business. As a percentage of net revenues, product innovation and supply chain costs increased to 10.9% for the six months ended June 30, 2014 compared to 10.3% for the same period in 2013 primarily due to the items noted above.

•
Corporate services costs increased $23.8 million to $105.2 million for the six months ended June 30, 2014 from $81.4 million for the same period in 2013 primarily due to higher personnel and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 8.4% for the six months ended June 30, 2014 compared to 8.8% for the same period in 2013.

Income from operations increased $15.8 million, or 34.4%, to $61.6 million for the six months ended June 30, 2014 from $45.8 million for the same period in 2013. Income from operations as a percentage of net revenues remained unchanged at 4.9% for the six months ended June 30, 2014 and 2013.
Interest expense, net increased $0.7 million to $2.1 million for the six months ended June 30, 2014 from $1.4 million for the same period in 2013. This increase was primarily due to interest on the $100 million of debt outstanding under the former revolving credit facility and interest on the new $150 million term loan during the six months ended June 30, 2014.
Other income (expense), net remained unchanged at $(0.6) million for the six months ended June 30, 2014 and 2013.
Provision for income taxes increased $9.2 million to $27.6 million during the six months ended June 30, 2014 from $18.4 million during the same period in 2013. For the six months ended June 30, 2014, our effective tax rate was 46.9% compared to 42.1% for the same period in 2013. The effective rate for the six months ended June 30, 2014 was higher than the effective rate for the six months ended June 30, 2013 primarily due to a research and development tax credit, recorded in the first quarter of 2013, along with increased international investments in 2014 primarily associated with our market entries in Brazil and Chile. Our annual 2014 effective tax rate is expected to be approximately 40.5%.
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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net revenues by segment are summarized below:

	Three Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$558,041	$428,859	$129,182	30.1%
Other foreign countries and businesses	51,613	25,682	25,931	101.0%
Total net revenues	$609,654	$454,541	$155,113	34.1%
Net revenues in our North America operating segment increased $129.1 million to $558.0 million for the three months ended June 30, 2014 from $428.9 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased $25.9 million to $51.6 million for the three months ended June 30, 2014 from $25.7 million for the same period in 2013 primarily due to unit sales growth in our Asia-Pacific and EMEA operating segments. Our Latin America, EMEA and Asia-Pacific operating segments in aggregate increased $20.5 million, or 79.7%, to $46.1 million for the three months ended June 30, 2014, as compared to the same period in 2013.
Operating income (loss) by segment is summarized below:

	Three Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$44,232	$35,405	$8,827	24.9%
Other foreign countries and businesses	(9,538)	(3,095)	(6,443)	208.2%
Total operating income	$34,694	$32,310	$2,384	7.4%
Operating income in our North America operating segment increased $8.8 million to $44.2 million for the three months ended June 30, 2014 from $35.4 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries and businesses increased $6.4 million to $9.5 million for the three months ended June 30, 2014 from $3.1 million for the same period in 2013 primarily due to investments to support growth in our Latin America and MapMyFitness operating segments.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$1,140,593	$869,727	$270,866	31.1%
Other foreign countries and businesses	110,668	56,422	$54,246	96.1%
Total net revenues	$1,251,261	$926,149	$325,112	35.1%
Net revenues in our North America operating segment increased $270.9 million to $1,140.6 million for the six months ended June 30, 2014 from $869.7 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased $54.3 million to $110.7 million for the six months ended June 30, 2014 from $56.4 million for the same period in 2013 primarily due to unit sales growth in our Asia-Pacific and EMEA operating segments. Our Latin America, EMEA and Asia-Pacific operating segments in aggregate increased $44.8 million, or 79.4%, to $101.2 million for the six months ended June 30, 2014, as compared to the same period in 2013.
Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$75,377	$50,072	$25,305	50.5%
Other foreign countries and businesses	(13,827)	(4,270)	(9,557)	223.8%
Total operating income	$61,550	$45,802	$15,748	34.4%

Operating income in our North America operating segment increased $25.3 million to $75.4 million for the six months ended June 30, 2014 from $50.1 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries and businesses increased $9.5 million to $13.8 million for the six months ended June 30, 2014 from $4.3 million for the same period in 2013 primarily due to investments to support growth in our Latin America and MapMyFitness operating segments.

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

Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the last two quarters of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our brand and factory house stores, and investment and improvements in information technology systems.
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
In December 2013, we completed our acquisition of MapMyFitness. The purchase price was initially funded through $50.0 million cash on hand and $100.0 million in debt under our prior revolving credit facility. In May 2014, we repaid the $100.0 million with a portion of the $150.0 million proceeds from the initial term loan under our new credit facility.
We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(45,666)	$(90,476)
Investing activities	(80,085)	(41,871)
Financing activities	78,497	16,298
Effect of exchange rate changes on cash and cash equivalents	199	(1,950)
Net decrease in cash and cash equivalents	$(47,055)	$(117,999)
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
Cash used in operating activities decreased $44.8 million to $45.7 million for the six months ended June 30, 2014 from $90.5 million during the same period in 2013. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $20.5 million, an increase in adjustments to net income for non-cash items of $18.5 million, and an increase in net income of $5.8 million . The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in accounts payable of $98.0 million in the current period as compared to the prior period, partially offset by a larger increase in inventory investments of $19.9 million, due to the timing of payments;

•
a larger decrease in accrued expenses and other liabilities of $17.1 million in the current period compared to the prior period, primarily due to lower accruals for our performance incentive plan as compared to the prior period; and

•	a larger increase in accounts receivable of $15.5 million in the current period as compared to the prior period primarily due to a 34.1% increase in net sales during the first six months of 2014.
Adjustments to net income for non-cash items increased in the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to increased depreciation and amortization expense in the current period as compared to the prior period related to the expansion of our distribution and corporate facilities.
Investing Activities
Cash used in investing activities increased $38.2 million to $80.1 million for the six months ended June 30, 2014 from $41.9 million for the same period in 2013, primarily due to increased costs to improve and expand our distribution facilities, along with brand and factory house openings and expansions and the acquisition of certain assets of our former distributor in Mexico during the first quarter of 2014.
Capital expenditures for the full year 2014 are expected to be approximately $150 million.
Financing Activities
Cash provided by financing activities increased $62.2 million to $78.5 million for the six months ended June 30, 2014 from $16.3 million for the same period in 2013. This increase was primarily due to the $150.0 million proceeds from our new term loan, partially offset by the payment of the $100.0 million outstanding under our prior revolving credit facility.

Credit Facility
In May 2014 we entered into a new unsecured $650.0 million credit agreement and terminated our prior $325.0 million revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement provides for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million initial term loan, which was drawn in full at the closing of the credit agreement, and $100.0 million of delayed draw term loans available to be borrowed prior to November 28, 2014. At our request and the lenders’ consent, the revolving credit facility or term loans may be increased by up to an additional $150.0 million. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used to support letters of credit and up to $50.0 million of the facility may be used to support swingline loans. There were no letters of credit or swingline loans outstanding as of June 30, 2014.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of June 30, 2014, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The interest rate under the initial term loan was

1.2% during the three months ended June 30, 2014. No balance was outstanding under our revolving credit facility as of June 30, 2014. Additionally, we pay a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of June 30, 2014, the commitment fee was 12.5 basis points.
We used $100.0 million of the proceeds from the initial term loan to repay the $100.0 million outstanding under our prior revolving credit facility. We incurred and capitalized $1.7 million in deferred financing costs in connection with the credit facility. No penalties or other early termination fees were incurred in connection with the termination of the prior revolving credit facility.

Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. At June 30, 2014, December 31, 2013 and June 30, 2013, the outstanding principal balance under these agreements was $3.4 million, $4.9 million and $6.5 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1% and 2.5% for the three months ended June 30, 2014 and 2013, respectively, and 3.2% and 2.4% for the six months ended June 30, 2014 and 2013, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2014, December 31, 2013 and June 30, 2013, the outstanding balance on the loan was $47.0 million, $48.0 million and $49.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and six months ended June 30, 2014 and 2013.
Interest expense, net was $1.2 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2013 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2013 Form 10-K. There were no significant changes to our critical accounting policies during the six months ended June 30, 2014.

Recently Issued Accounting Standards
In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.
Recently Adopted Accounting Standards
In July 2013, the FASB issued an Accounting Standards Update which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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
From time to time, we may elect to use foreign currency forward contracts to reduce the risk from exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for our international subsidiaries. As we expand our international business, we anticipate expanding our current hedging program to include additional currency pairs and instruments. We do not enter into derivative financial instruments for speculative or trading purposes.
As of June 30, 2014, the aggregate notional value of our outstanding foreign currency forward contracts was $32.7 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of one month. The foreign currency forward contracts outstanding as of June 30, 2014 have weighted average contractual forward foreign currency exchange rates of 1.10 CAD per $1.00, €0.73 per $1.00 and £0.80 per €1.00. The majority of our foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During the second quarter of 2014, we began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. No amounts related to foreign currency forward contracts designated as cash flow hedges were reclassified from other comprehensive income to income during the three months ended June 30, 2014. The fair values of the Company’s foreign currency forward contracts were liabilities of $531.4 thousand and $21.6 thousand as of June 30, 2014 and 2013, respectively, and were included in accrued expenses on the consolidated balance sheet. The fair values of the Company's foreign currency forward contracts were assets of $12.1 thousand as of December 31, 2013, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$755	$(1,011)	$100	$(1,617)
Realized foreign currency exchange rate gains (losses)	(229)	388	222	(206)
Unrealized derivative gains (losses)	(88)	(5)	(18)	(26)
Realized derivative gains (losses)	(191)	(169)	(931)	1,292
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
Interest Rate Risk
In order to maintain liquidity and fund business operations, we enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. We utilize interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation.
As of June 30, 2014, the notional value of our outstanding interest rate swap contracts was $171.3 million. During the three months ended June 30, 2014 and 2013, we recorded a $286.7 thousand and $89.5 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2014 and 2013, we recorded a $355.6 thousand and $155.9 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $0.2 million, $1.1 million and $0.9 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, and was included in other long term assets on the consolidated balance sheets.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of June 30, 2014.
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

ITEM 6. EXHIBITS

Exhibit No.

10.01
Credit Agreement, dated May 29, 2014, by and among Under Armour, Inc., as borrower, JP Morgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A., Sun Trust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on June 2, 2014).

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
Date: August 4, 2014