Form 10-Q
period 2014-09-30
Under Armour, Inc.
filed 2014-11-05
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2014 there were 176,021,944 shares of Class A Common Stock and 37,675,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Current assets
Cash and cash equivalents	$249,469	$347,489	$186,377
Accounts receivable, net	449,221	209,952	353,257
Inventories	637,459	469,006	497,406
Prepaid expenses and other current assets	86,914	63,987	56,064
Deferred income taxes	40,840	38,377	29,811
Total current assets	1,463,903	1,128,811	1,122,915
Property and equipment, net	264,629	223,952	201,603
Goodwill	123,356	122,244	—
Intangible assets, net	28,850	24,097	3,721
Deferred income taxes	47,602	31,094	26,766
Other long term assets	49,770	47,543	41,985
Total assets	$1,978,110	$1,577,741	$1,396,990
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$100,000	$—
Accounts payable	273,687	165,456	184,405
Accrued expenses	143,299	133,729	109,344
Current maturities of long term debt	19,524	4,972	5,034
Other current liabilities	53,969	22,473	34,201
Total current liabilities	490,479	426,630	332,984
Long term debt, net of current maturities	172,124	47,951	49,148
Other long term liabilities	61,366	49,806	48,403
Total liabilities	723,969	524,387	430,535
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2014, December 31, 2013 and September 30, 2013; 176,021,944 shares issued and outstanding as of September 30, 2014, 171,628,708 shares issued and outstanding as of December 31, 2013 and 170,605,598 shares issued and outstanding as of September 30, 2013	59	57	56
Class B Convertible Common Stock, $0.0003 1/3 par value; 37,675,000 shares authorized, issued and outstanding as of September 30, 2014, 40,000,000 shares authorized, issued and outstanding as of December 31, 2013 and 40,650,000 shares authorized, issued and outstanding as of September 30, 2013	13	13	14
Additional paid-in capital	490,578	397,248	373,381
Retained earnings	770,484	653,842	590,582
Accumulated other comprehensive income (loss)	(6,993)	2,194	2,422
Total stockholders’ equity	1,254,141	1,053,354	966,455
Total liabilities and stockholders’ equity	$1,978,110	$1,577,741	$1,396,990
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$937,908	$723,146	$2,189,169	$1,649,295
Cost of goods sold	472,608	373,011	1,123,227	862,978
Gross profit	465,300	350,135	1,065,942	786,317
Selling, general and administrative expenses	319,194	229,306	858,286	619,686
Income from operations	146,106	120,829	207,656	166,631
Interest expense, net	(1,535)	(691)	(3,608)	(2,127)
Other expense, net	(3,355)	(113)	(3,982)	(670)
Income before income taxes	141,216	120,025	200,066	163,834
Provision for income taxes	52,111	47,241	79,733	65,670
Net income	$89,105	$72,784	$120,333	$98,164
Net income available per common share
Basic	$0.42	$0.34	$0.56	$0.47
Diluted	$0.41	$0.34	$0.55	$0.46
Weighted average common shares outstanding
Basic	213,522	211,054	213,035	210,458
Diluted	217,982	215,536	217,601	214,852
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$89,105	$72,784	$120,333	$98,164
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,218)	2,717	(9,436)	(385)
Unrealized gain (loss) on cash flow hedge, net of tax of $404 and ($37) for the three months ended September 30, 2014 and 2013, respectively, and $39 and $308 for the nine months ended September 30, 2014 and 2013, respectively.	771	(65)	249	439
Total other comprehensive income (loss)	(7,447)	2,652	(9,187)	54
Comprehensive income	$81,658	$75,436	$111,146	$98,218
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$120,333	$98,164
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	52,391	36,052
Unrealized foreign currency exchange rate losses	4,881	1,021
Loss on disposal of property and equipment	78	598
Stock-based compensation	38,965	25,586
Deferred income taxes	(19,783)	(10,691)
Changes in reserves and allowances	10,794	12,007
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(248,256)	(181,100)
Inventories	(176,770)	(186,276)
Prepaid expenses and other assets	(20,282)	(7,027)
Accounts payable	118,236	42,344
Accrued expenses and other liabilities	20,180	37,404
Income taxes payable and receivable	26,737	19,577
Net cash used in operating activities	(72,496)	(112,341)
Cash flows from investing activities
Purchases of property and equipment	(96,596)	(62,058)
Purchase of business	(10,924)	—
Purchases of other assets	(724)	(475)
Change in loans receivable	—	(1,700)
Net cash used in investing activities	(108,244)	(64,233)
Cash flows from financing activities
Payments on revolving credit facility	(100,000)	—
Proceeds from term loan	150,000	—
Payments on long term debt	(11,275)	(4,212)
Excess tax benefits from stock-based compensation arrangements	33,056	13,770
Proceeds from exercise of stock options and other stock issuances	14,060	12,727
Payments of debt financing costs	(1,714)	—
Net cash provided by financing activities	84,127	22,285
Effect of exchange rate changes on cash and cash equivalents	(1,407)	(1,175)
Net decrease in cash and cash equivalents	(98,020)	(155,464)
Cash and cash equivalents
Beginning of period	347,489	341,841
End of period	$249,469	$186,377

Non-cash investing and financing activities
Decrease in accrual for property and equipment	$(10,601)	$(6,289)
Non-cash acquisition of business	11,233	—
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (the “2013 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other portions thereof.
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

	Customer A	Customer B	Customer C
Net revenues
Nine months ended September 30, 2014	15.0%	4.7%	4.8%
Nine months ended September 30, 2013	17.2%	5.5%	5.2%
Accounts receivable
As of September 30, 2014	24.7%	7.1%	6.2%
As of December 31, 2013	27.1%	9.1%	5.1%
As of September 30, 2013	27.5%	8.3%	5.5%
Allowance for Doubtful Accounts
As of September 30, 2014, December 31, 2013 and September 30, 2013, the allowance for doubtful accounts was $3.5 million, $2.9 million and $2.9 million, respectively.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $16.7 million and $13.8 million for the three months ended September 30, 2014 and 2013, respectively, and $39.7 million and $33.3 million for the nine months ended September 30, 2014 and 2013, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the standard to determine the impact of its adoption on the Company's consolidated financial statements.

3. Credit Facility and Other Long Term Debt
Credit Facility
In May 2014, the Company entered into a new unsecured $650.0 million credit facility and terminated its prior $325.0 million secured revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement provides for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million initial term loan, which was drawn in full at the closing of the credit agreement, and $100.0 million of delayed draw term loans available to be borrowed prior to November 28, 2014. The Company plans to draw the $100.0 million delayed draw term loan in full in November 2014 for general corporate purposes. At the Company's request and the lenders' consent, the revolving credit facility or term loans may be increased by up to an additional $150.0 million. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were no letters of credit or swingline loans outstanding as of September 30, 2014.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of September 30, 2014, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The interest rate under the initial term loan was 1.2% during the three months ended September 30, 2014. No balance was outstanding under the Company’s revolving credit facility as of September 30, 2014. Additionally, the Company pays a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of September 30, 2014, the commitment fee was 12.5 basis points.

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
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. At September 30, 2014, December 31, 2013 and September 30, 2013, the outstanding principal balance under these agreements was $2.6 million, $4.9 million and $5.7 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.0% and 3.2% for the three months ended September 30, 2014 and 2013, respectively, and 3.2% and 2.6% for the nine months ended September 30, 2014 and 2013, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2014, December 31, 2013 and September 30, 2013, the outstanding balance on the loan was $46.5 million, $48.0 million and $48.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and nine months ended September 30, 2014 and 2013.
Interest expense, net was $1.5 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $3.6 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and other long term debt facilities.
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
From time to time, the Company is involved in litigation and other proceedings, including matters related to commercial and intellectual property disputes, as well as trade, regulatory and other claims related to its business. The Company believes that all current proceedings are routine in nature and incidental to the conduct of its business, and that the ultimate resolution of any such proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	September 30, 2014			September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 7)	$—	$8	$—	$—	$(55)	$—
Interest rate swap contracts (see Note 7)	—	1,182	—	—	835	—
TOLI policies held by the Rabbi Trust	—	4,665	—	—	4,469	—
Deferred Compensation Plan obligations	—	(4,252)	—	—	(3,112)	—
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
The carrying value of the Company's long term debt approximated its fair value as of September 30, 2014 and 2013. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During the nine months ended September 30, 2014, 1.0 million performance-based restricted stock units were awarded to certain officers and key employees under the Company's Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2014 and 2015. Upon the achievement of the targets, one third of the restricted stock units will vest each in February 2016, February 2017 and February 2018. If certain lower levels of combined annual operating income for 2014 and 2015 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain operating income targets for 2014 and 2015 probable during the three months ended March 31, 2014. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. During the three months ended September 30, 2014, the Company deemed the achievement of certain additional operating income targets for 2014 and 2015 probable and recorded a cumulative adjustment of $3.8 million. Additional stock based compensation of up to $1.9 million would have been recorded during the nine months ended September 30, 2014, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
During 2012 and 2013, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2013 and 2014. During the three months ended March 31, 2013, the Company deemed the achievement of certain operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $4.8 million. During the three months ended March 31, 2014, the Company deemed the achievement of the remaining operating income targets for 2013 and 2014 probable and recorded a cumulative adjustment of $6.6 million.
During 2011, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2012 and 2013. During the three months ended March 31, 2013, the Company deemed the achievement of certain operating income targets for 2012 and 2013 probable and recorded a cumulative adjustment of $4.6 million for a portion of these awards.

7. Risk Management and Derivatives
Foreign Currency Risk Management
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. From time to time, the Company may elect to enter into foreign currency forward contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its international subsidiaries. As the Company expands its international business, it may expand the current hedging program to include additional currency pairs and instruments.
As of September 30, 2014, the aggregate notional value of the Company's outstanding foreign currency forward contracts was $70.4 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities ranging from one to two months. The majority of the Company's foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During the second quarter of 2014, the Company began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and nine months ended September 30, 2014, the Company reclassified $0.2 million from other comprehensive income to cost of goods sold related to foreign currency forward contracts designated as cash flow hedges. The fair values of the Company's foreign currency forward contracts were assets of $8.0 thousand and $12.1 thousand as of September 30, 2014 and December 31, 2013, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair value of the Company's foreign currency forward contracts were liabilities of $55.5 thousand as of September 30, 2013, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$(4,981)	$596	$(4,881)	$(1,021)
Realized foreign currency exchange rate gains (losses)	81	374	303	168
Unrealized derivative gains (losses)	(134)	(35)	(152)	(61)
Realized derivative gains (losses)	1,679	(1,048)	748	244
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
As of September 30, 2014, the notional value of the Company's outstanding interest rate swap contracts was $167.5 million. During the three months ended September 30, 2014 and 2013, the Company recorded a $0.6 million and $0.1 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2014 and 2013, the Company recorded a $1.0 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $1.2 million, $1.1 million and $0.8 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, and was included in other long term assets on the consolidated balance sheets.
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

8. Provision for Income Taxes
The effective rates for income taxes were 39.9% and 40.1% for the nine months ended September 30, 2014 and 2013, respectively. The Company’s annual 2014 effective tax rate is expected to be approximately 40.0%.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income	$89,105	$72,784	$120,333	$98,164
Denominator
Weighted average common shares outstanding	213,522	211,054	213,035	210,458
Effect of dilutive securities	4,460	4,482	4,566	4,394
Weighted average common shares and dilutive securities outstanding	217,982	215,536	217,601	214,852
Earnings per share - basic	$0.42	$0.34	$0.56	$0.47
Earnings per share - diluted	$0.41	$0.34	$0.55	$0.46

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 5.2 thousand and 5.6 thousand shares of common stock outstanding for the three months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 27.0 thousand and 95.8 thousand shares of common stock outstanding for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net revenues
North America	$847,563	$678,894	$1,988,156	$1,548,621
Other foreign countries and businesses	90,345	44,252	201,013	100,674
Total net revenues	$937,908	$723,146	$2,189,169	$1,649,295

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Operating income (loss)
North America	$146,034	$117,978	$221,411	$168,050
Other foreign countries and businesses	72	2,851	(13,755)	(1,419)
Total operating income	146,106	120,829	207,656	166,631
Interest expense, net	(1,535)	(691)	(3,608)	(2,127)
Other expense, net	(3,355)	(113)	(3,982)	(670)
Income before income taxes	$141,216	$120,025	$200,066	$163,834

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Apparel	$704,557	$560,899	$1,583,834	$1,216,645
Footwear	121,597	81,024	345,177	243,458
Accessories	84,949	64,373	196,434	151,480
Total net sales	911,103	706,296	2,125,445	1,611,583
License and other revenues	26,805	16,850	63,724	37,712
Total net revenues	$937,908	$723,146	$2,189,169	$1,649,295

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) (our “2013 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to comply with trade and other regulations;

•	the availability, integration and effective operation of management information systems and other technology, as well as any potential interruption or security lapse in such systems or technology;

•	our ability to effectively integrate new businesses and investments into our company;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract and retain the services of our senior management and key employees.
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
Our net revenues grew to $2,332.1 million in 2013 from $856.4 million in 2009. We reported net revenues of $2,189.2 million for the first nine months of 2014, which represented a 32.7% increase from the first nine months of 2013. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2014 include ArmourVent® apparel, the SpeedFormTM Apollo running shoe, and ClutchFitTM Drive basketball shoe.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $16.7 million and $13.8 million for the three months ended September 30, 2014 and 2013, respectively, and $39.7 million and $33.3 million for the nine months ended September 30, 2014 and 2013, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net revenues	$937,908	$723,146	$2,189,169	$1,649,295
Cost of goods sold	472,608	373,011	1,123,227	862,978
Gross profit	465,300	350,135	1,065,942	786,317
Selling, general and administrative expenses	319,194	229,306	858,286	619,686
Income from operations	146,106	120,829	207,656	166,631
Interest expense, net	(1,535)	(691)	(3,608)	(2,127)
Other expense, net	(3,355)	(113)	(3,982)	(670)
Income before income taxes	141,216	120,025	200,066	163,834
Provision for income taxes	52,111	47,241	79,733	65,670
Net income	$89,105	$72,784	$120,333	$98,164

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.4%	51.6%	51.3%	52.3%
Gross profit	49.6%	48.4%	48.7%	47.7%
Selling, general and administrative expenses	34.0%	31.7%	39.2%	37.6%
Income from operations	15.6%	16.7%	9.5%	10.1%
Interest expense, net	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Other expense, net	(0.3)%	—%	(0.2)%	—%
Income before income taxes	15.1%	16.6%	9.1%	9.9%
Provision for income taxes	5.6%	6.5%	3.6%	3.9%
Net income	9.5%	10.1%	5.5%	6.0%
Consolidated Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net revenues increased $214.8 million, or 29.7%, to $937.9 million for the three months ended September 30, 2014 from $723.1 million for the same period in 2013. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$704,557	$560,899	$143,658	25.6%
Footwear	121,597	81,024	40,573	50.1%
Accessories	84,949	64,373	20,576	32.0%
Total net sales	911,103	706,296	204,807	29.0%
License and other revenues	26,805	16,850	9,955	59.1%
Total net revenues	$937,908	$723,146	$214,762	29.7%

Net sales increased $204.8 million, or 29.0%, to $911.1 million for the three months ended September 30, 2014 from $706.3 million during the same period in 2013. The increase in net sales primarily reflects:

•
$61.9 million, or 34.4%, increase in North America direct to consumer sales driven by an 18% increase in square footage in our factory house stores, including a 9% increase in new stores, since September 2013, along with continued growth in our e-commerce business;

•	$39.1 million, or 98.2% increase in net sales in other foreign countries, due to increased distribution and unit volume growth in our EMEA and Latin America operating segments; and

•
unit growth driven by increased distribution and new offerings in multiple product categories, including continued growth of our training, outdoor and golf apparel product lines, along with growth in footwear due to a broader assortment of running and basketball shoes, including our new UA SpeedFormTM and ClutchFitTM Drive footwear.

License and other revenues increased $9.9 million, or 59.1%, to $26.8 million for the three months ended September 30, 2014 from $16.9 million during the same period in 2013. This increase in license and other revenues was primarily due to $4.5 million of revenues generated through our MapMyFitness business, which was acquired in December 2013, along with increased distribution and unit volume growth of our licensed products.
Gross profit increased $115.2 million to $465.3 million for the three months ended September 30, 2014 from $350.1 million for the same period in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 120 basis points to 49.6% for the three months ended September 30, 2014 compared to 48.4% during the same period in 2013. The increase in gross margin percentage was primarily driven by the following:

•
approximate 90 basis point increase as a result of higher duty costs recorded during the prior year period on certain products imported in previous periods. We do not expect this favorable impact to continue during the remainder of 2014; and

•
approximate 70 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house outlet stores. We expect the favorable factory house outlet store sales mix impact will continue through the remainder of 2014, but on a more limited basis.

The above increases were partially offset by:

•
approximate 40 basis point decrease driven by increased liquidation sales of excess apparel and footwear during the third quarter.  We expect this unfavorable liquidation sales impact will continue through the remainder of 2014, but on a more limited basis.

Selling, general and administrative expenses increased $89.9 million to $319.2 million for the three months ended September 30, 2014 from $229.3 million for the same period in 2013. As a percentage of net revenues, selling, general and administrative expenses increased to 34.0% for the three months ended September 30, 2014 compared to 31.7% for the same period in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $25.6 million to $99.8 million for the three months ended September 30, 2014 from $74.2 million for the same period in 2013 primarily due to increased sponsorship of collegiate and professional teams and athletes. As a percentage of net revenues, marketing costs increased to 10.6% for the three months ended September 30, 2014 from 10.3% for the same period in 2013 primarily due to increased sponsorships in other foreign countries.

•
Selling costs increased $24.2 million to $83.1 million for the three months ended September 30, 2014 from $58.9 million for the same period in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment in our factory house and brand house store strategies. As a percentage of net revenues, selling costs increased to 8.9% for the three months ended September 30, 2014 from 8.1% for the same period in 2013 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $27.1 million to $80.0 million for the three months ended September 30, 2014 from $52.9 million for the same period in 2013 primarily due to higher personnel costs to support our growth in net revenues, along with costs related to our MapMyFitness business. As a percentage of net revenues, product innovation and supply chain costs increased to 8.5% for the three months ended September 30, 2014 compared to 7.3% for the same period in 2013 primarily due to the items noted above.

•
Corporate services costs increased $13.0 million to $56.3 million for the three months ended September 30, 2014 from $43.3 million for the same period in 2013. This increase was primarily attributable to higher incentive compensation and other personnel costs necessary to support our growth. As a percentage of net revenues, corporate services costs remained unchanged at 6.0% for the three months ended September 30, 2014 and 2013.

Income from operations increased $25.3 million, or 20.9%, to $146.1 million for the three months ended September 30, 2014 from $120.8 million for the same period in 2013. Income from operations as a percentage of net revenues decreased to 15.6% for the three months ended September 30, 2014 from 16.7% for the same period in 2013. This decrease was primarily driven by the increased investments in product innovation and supply chain discussed above.

Interest expense, net increased $0.8 million to $1.5 million for the three months ended September 30, 2014 from $0.7 million for the same period in 2013. This increase was primarily due to interest on the new $150.0 million term loan during the three months ended September 30, 2014.
Other expense, net increased $3.3 million to $3.4 million for the three months ended September 30, 2014 from $0.1 million for the same period in 2013. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $4.9 million to $52.1 million during the three months ended September 30, 2014 from $47.2 million during the same period in 2013. For the three months ended September 30, 2014, our effective tax rate was 36.9% compared to 39.4% for the same period in 2013. The effective rate for the three months ended September 30, 2014 was lower than the effective rate for the three months ended September 30, 2013 due to increased profitability in Asia-Pacific, partially offset by increased investments in Latin America associated with our market entries in Brazil and Chile. Our annual 2014 effective tax rate is expected to be approximately 40.0%.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net revenues increased $539.9 million, or 32.7%, to $2,189.2 million for the nine months ended September 30, 2014 from $1,649.3 million for the same period in 2013. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$1,583,834	$1,216,645	$367,189	30.2%
Footwear	345,177	243,458	101,719	41.8%
Accessories	196,434	151,480	44,954	29.7%
Total net sales	2,125,445	1,611,583	513,862	31.9%
License and other revenues	63,724	37,712	26,012	69.0%
Total net revenues	$2,189,169	$1,649,295	$539,874	32.7%

Net sales increased $513.8 million, or 31.9%, to $2,125.4 million for the nine months ended September 30, 2014 from $1,611.6 million during the same period in 2013. The increase in net sales primarily reflects:

•
$152.5 million, or 34.8%, increase in North America direct to consumer sales driven by an 18% increase in square footage in our factory house stores, including a 9% increase in new stores, since September 2013, along with continued growth in our e-commerce business;

•	$81.4 million, or 90.5% increase in net sales in other foreign countries, due to increased distribution and unit volume growth in our EMEA and Asia-Pacific operating segments; and

•
unit growth driven by increased distribution and new offerings in multiple product categories, including continued growth of our training, outdoor and golf apparel product lines, along with growth in footwear due to a broader assortment of running and basketball shoes, including our new UA SpeedFormTM and ClutchFitTM Drive footwear.

License and other revenues increased $26.0 million, or 69.0%, to $63.7 million for nine months ended September 30, 2014 from $37.7 million during the same period in 2013. This increase in license and other revenues was primarily due to $13.9 million of revenues generated through our MapMyFitness business, which was acquired in December 2013, along with increased distribution and unit volume growth of our licensed products.
Gross profit increased $279.6 million to $1,065.9 million for the nine months ended September 30, 2014 from $786.3 million for the same period in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 100 basis points to 48.7% for the nine months ended September 30, 2014 compared to 47.7% during the same period in 2013. The increase in gross margin percentage was primarily driven by the following:

•
approximate 40 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house outlet stores. We expect the favorable factory house outlet store sales mix impact will continue through the remainder of 2014, but on a more limited basis;

•
approximate 40 basis point increase as a result of higher duty costs recorded during the prior year period on certain products imported in previous periods. We do not expect this favorable impact to continue during the remainder of 2014; and

•	approximate 20 basis point increase driven by lower outbound freight to our customers. We do not expect this year over year favorability will continue through the remainder of 2014.

Selling, general and administrative expenses increased $238.6 million to $858.3 million for the nine months ended September 30, 2014 from $619.7 million for the same period in 2013. As a percentage of net revenues, selling, general and administrative expenses increased to 39.2% for the nine months ended September 30, 2014 compared to 37.6% for the same period in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $72.3 million to $258.3 million for the nine months ended September 30, 2014 from $186.0 million for the same period in 2013 primarily due to increased sponsorship of collegiate and professional teams and athletes. As a percentage of net revenues, marketing costs increased to 11.8% for the nine months ended September 30, 2014 from 11.3% for the same period in 2013 primarily due to increased media spend in North America and sponsorships in other foreign countries.

•
Selling costs increased $61.4 million to $222.3 million for the nine months ended September 30, 2014 from $160.9 million for the same period in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment in our factory house and brand house store strategies. As a percentage of net revenues, selling costs increased to 10.2% for the nine months ended September 30, 2014 from 9.8% for the same period in 2013 primarily due to the items noted above.

•
Product innovation and supply chain costs increased $68.8 million to $217.0 million for the nine months ended September 30, 2014 from $148.2 million for the same period in 2013 primarily due to higher personnel costs to support our growth in net revenues, along with costs related to our MapMyFitness business. As a percentage of net revenues, product innovation and supply chain costs increased to 9.9% for the nine months ended September 30, 2014 compared to 9.0% for the same period in 2013 primarily due to the items noted above.

•
Corporate services costs increased $36.1 million to $160.7 million for the nine months ended September 30, 2014 from $124.6 million for the same period in 2013 primarily due to higher personnel and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 7.3% for the nine months ended September 30, 2014 compared to 7.5% for the same period in 2013.

Income from operations increased $41.1 million, or 24.6%, to $207.7 million for the nine months ended September 30, 2014 from $166.6 million for the same period in 2013. Income from operations as a percentage of net revenues decreased to 9.5% for the nine months ended September 30, 2014 from 10.1% for the same period in 2013. This decrease was primarily driven by the increased investments in product innovation and supply chain discussed above.
Interest expense, net increased $1.5 million to $3.6 million for the nine months ended September 30, 2014 from $2.1 million for the same period in 2013. This increase was primarily due to interest on the $100.0 million of debt outstanding under the revolving credit facility and interest on the $150.0 million term loan during the nine months ended September 30, 2014.
Other expense, net increased $3.3 million to $4.0 million for the nine months ended September 30, 2014 from $0.7 million for the same period in 2013. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $14.0 million to $79.7 million during the nine months ended September 30, 2014 from $65.7 million during the same period in 2013. For the nine months ended September 30, 2014, our effective tax rate was 39.9% compared to 40.1% for the same period in 2013. Our annual 2014 effective tax rate is expected to be approximately 40.0%.
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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net revenues by segment are summarized below:

	Three Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$847,563	$678,894	$168,669	24.8%
Other foreign countries and businesses	90,345	44,252	46,093	104.2%
Total net revenues	$937,908	$723,146	$214,762	29.7%
Net revenues in our North America operating segment increased $168.7 million to $847.6 million for the three months ended September 30, 2014 from $678.9 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased $46.0 million to $90.3 million for the three months ended September 30, 2014 from $44.3 million for the same period in 2013 primarily due to unit sales growth in our EMEA and Latin America operating segments, along with revenues generated through our MapMyFitness business, which was acquired in December 2013. Our Latin America, EMEA and Asia-Pacific operating segments in aggregate increased $41.6 million, or 94.0%, to $85.8 million for the three months ended September 30, 2014, as compared to the same period in 2013.
Operating income by segment is summarized below:

	Three Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$146,034	$117,978	$28,056	23.8%
Other foreign countries and businesses	72	2,851	(2,779)	(97.5)%
Total operating income	$146,106	$120,829	$25,277	20.9%
Operating income in our North America operating segment increased $28.0 million to $146.0 million for the three months ended September 30, 2014 from $118.0 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries and businesses decreased $2.8 million to $0.1 million for the three months ended September 30, 2014 from $2.9 million for the same period in 2013 primarily due to investments to support growth in our Latin America and MapMyFitness operating segments.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net revenues by segment are summarized below:

	Nine Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$1,988,156	$1,548,621	$439,535	28.4%
Other foreign countries and businesses	201,013	100,674	100,339	99.7%
Total net revenues	$2,189,169	$1,649,295	$539,874	32.7%
Net revenues in our North America operating segment increased $439.6 million to $1,988.2 million for the nine months ended September 30, 2014 from $1,548.6 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased $100.3 million to $201.0 million for the nine months ended September 30, 2014 from $100.7 million for the same period in 2013 primarily due to unit sales growth in our EMEA and Asia-Pacific operating segments, along with revenues generated through our MapMyFitness business, which was acquired in December 2013. Our Latin America, EMEA and Asia-Pacific operating segments in aggregate increased $86.4 million, or 85.8%, to $187.1 million for the nine months ended September 30, 2014, as compared to the same period in 2013.
Operating income (loss) by segment is summarized below

	Nine Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change
North America	$221,411	$168,050	$53,361	31.8%
Other foreign countries and businesses	(13,755)	(1,419)	(12,336)	(869.3)%
Total operating income	$207,656	$166,631	$41,025	24.6%

Operating income in our North America operating segment increased $53.3 million to $221.4 million for the nine months ended September 30, 2014 from $168.1 million for the same period in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries and businesses increased $12.4 million to $13.8 million for the nine months ended September 30, 2014 from $1.4 million for the same period in 2013 primarily due to investments to support growth in our Latin America and MapMyFitness operating segments.

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
In December 2013, we completed our acquisition of MapMyFitness. The purchase price was initially funded through $50.0 million cash on hand and $100.0 million in debt under our revolving credit facility. In May 2014, we repaid the $100.0 million with a portion of the $150.0 million proceeds from the initial term loan under our credit facility.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(72,496)	$(112,341)
Investing activities	(108,244)	(64,233)
Financing activities	84,127	22,285
Effect of exchange rate changes on cash and cash equivalents	(1,407)	(1,175)
Net decrease in cash and cash equivalents	$(98,020)	$(155,464)
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
Cash used in operating activities decreased $39.8 million to $72.5 million for the nine months ended September 30, 2014 from $112.3 million during the same period in 2013. The decrease in cash used in operating activities was due to an increase in adjustments to net income for non-cash items of $22.7 million and an increase in net income of $22.2 million, partially offset by an increase in net cash outflows from operating assets and liabilities of $5.1 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a larger increase in accounts receivable of $67.2 million in the current period as compared to the prior period primarily due to a 31.9% increase in net sales during the first nine months of 2014; and

•
a smaller decrease in accrued expenses and other liabilities of $17.2 million in the current period compared to the prior period, primarily due to a larger increase in accrual for our performance incentive plan in the prior period; partially offset by

•	a larger increase in accounts payable of $75.9 million in the current period as compared to the prior period, due to the timing of payments.
Adjustments to net income for non-cash items increased in the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to increased depreciation and amortization expense in the current period as compared to the prior period related to the expansion of our distribution and corporate facilities, along with increased stock-based compensation expense.
Investing Activities
Cash used in investing activities increased $44.0 million to $108.2 million for the nine months ended September 30, 2014 from $64.2 million for the same period in 2013, primarily due to brand and factory house openings and increased costs to improve and expand our distribution facilities, along with the acquisition of certain assets of our former distributor in Mexico during the first quarter of 2014.
Capital expenditures for the full year 2014 are expected to be approximately $150.0 million.
Financing Activities
Cash provided by financing activities increased $61.8 million to $84.1 million for the nine months ended September 30, 2014 from $22.3 million for the same period in 2013. This increase was primarily due to the $150.0 million proceeds from our new term loan, partially offset by the payment of the $100.0 million outstanding under our revolving credit facility.

Credit Facility
In May 2014 we entered into a new unsecured $650.0 million credit agreement and terminated our prior $325.0 million revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement provides for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million initial term loan, which was drawn in full at the closing of the credit agreement, and $100.0 million of delayed draw term loans available to be borrowed prior to November 28, 2014. We plan to draw the $100.0 million delayed draw term loan in full in November 2014 for general corporate purposes. At our request and the lenders’ consent, the revolving credit facility or term loans may be increased by up to an additional $150.0 million. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used to support letters of credit and up to $50.0 million of the facility may be used to support swingline loans. There were no letters of credit or swingline loans outstanding as of September 30, 2014.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of September 30, 2014, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The interest rate under the initial term loan was 1.2% during the three months ended September 30, 2014. No balance was outstanding under our revolving credit facility as of September 30, 2014. Additionally, we pay a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of September 30, 2014, the commitment fee was 12.5 basis points.
We used $100.0 million of the proceeds from the initial term loan to repay the $100.0 million outstanding under our revolving credit facility. We incurred and capitalized $1.7 million in deferred financing costs in connection with the credit facility.

Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. At September 30, 2014, December 31, 2013 and September 30, 2013, the outstanding principal balance under these agreements was $2.6 million, $4.9 million and $5.7 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.0% and 3.2% for the three months ended September 30, 2014 and 2013, respectively, and 3.2% and 2.6% for the nine months ended September 30, 2014 and 2013, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2014, December 31, 2013 and September 30, 2013, the outstanding balance on the loan was $46.5 million, $48.0 million and $48.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and nine months ended September 30, 2014 and 2013.
Interest expense, net was $1.5 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $3.6 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2013 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2013 Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our consolidated financial statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in other expense, net on the consolidated statements of income.
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
As of September 30, 2014, the aggregate notional value of our outstanding foreign currency forward contracts was $70.4 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, and Pound Sterling/Euro currency pairs with contract maturities of one to two months. The foreign currency forward contracts outstanding as of September 30, 2014 have weighted average contractual forward foreign currency exchange rates of 1.11 CAD per $1.00, €0.79 per $1.00 and £0.78 per €1.00. The majority of our foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During the second quarter of 2014, we began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and nine months ended September 30, 2014, we reclassified $0.2 million from other comprehensive income to cost of goods sold related to foreign currency forward contracts designated as cash flow hedges. The fair values of our foreign currency forward contracts were assets of $8.0 thousand and $12.1 thousand as of September 30, 2014 and December 31, 2013, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair value of our foreign currency forward contracts were liabilities of $55.5 thousand as of September 30, 2013, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 5 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$(4,981)	$596	$(4,881)	$(1,021)
Realized foreign currency exchange rate gains (losses)	81	374	303	168
Unrealized derivative gains (losses)	(134)	(35)	(152)	(61)
Realized derivative gains (losses)	1,679	(1,048)	748	244
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
As of September 30, 2014, the notional value of our outstanding interest rate swap contracts was $167.5 million. During the three months ended September 30, 2014 and 2013, we recorded a $0.6 million and $0.1 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2014 and 2013, we recorded a $1.0 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $1.2 million, $1.1 million and $0.8 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, and was included in other long term assets on the consolidated balance sheets.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of September 30, 2014.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From July 1, 2014 through September 30, 2014, we entered into contractual arrangements to issue 97,578 deferred stock units automatically exchangeable for shares of Class A Common Stock on a one-for-one basis to one or more of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. These offers of our securities were made in reliance upon Section 4(2) under the Securities Act and did not involve any public offering.   We did not receive any cash consideration in connection with these arrangements.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Supplement to Restricted Stock Unit Grant Agreement for U.S. Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ BRAD DICKERSON
Brad Dickerson
Chief Financial Officer
Date: November 5, 2014