Form 10-K
period 2014-12-31
Under Armour, Inc.
filed 2015-02-20
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $10,314,358,804.

As of January 31, 2015, there were 177,312,580 shares of Class A Common Stock and 36,600,000 shares of Class B Convertible Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015 are incorporated by reference in Part III of this Form 10-K.

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
Our net revenues are generated primarily from the wholesale sales of our products to national, regional, independent and specialty retailers. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and websites, and from product licensing. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers and distributors and sales through our direct to consumer sales channels, and license revenue from sales by our third party licensee. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by our unaffiliated primary manufacturers operating in 13 countries outside of the United States.
In December 2013, we acquired MapMyFitness, Inc. (“MapMyFitness”), a digital connected fitness company with users primarily in the U.S., and in January 2015, we acquired Endomondo, ApS. ("Endomondo") a digital connected fitness company with over 20 million registered users primarily in Europe and other regions outside the U.S. In February 2015, we entered into an agreement to acquire MyFitnessPal, Inc. ("MyFitnessPal"), a digital nutrition and connected fitness company with over 80 million registered users. Combined with the growth of MapMyFitness, these acquisitions will expand our Connected Fitness Community to include more than 120 million registered users. The acquisition is expected to close in the first quarter of 2015, subject to regulatory approval. These businesses will form the core of our Connected Fitness business and strategy.
Our Connected Fitness strategy is focused on connecting with our consumers and increasing awareness and sales of our existing product offerings through our global wholesale and direct to consumer channels. We plan to engage and grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.
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
Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2014, sales of apparel, footwear and accessories represented 74%, 14% and 9% of net revenues, respectively. Licensing arrangements, primarily for the sale of our products, and other revenue represented the remaining 3% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.
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
Footwear
Our footwear offerings include football, baseball, lacrosse, softball and soccer cleats, slides and performance training, running, basketball and outdoor footwear. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control.
Accessories
Accessories primarily includes the sale of headwear, bags and gloves. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.
License and Other
We have agreements with our licensees to develop Under Armour apparel and accessories. Our product, marketing and sales teams are actively involved in all steps of the design process in order to maintain brand standards and consistency. During 2014, our licensees offered socks, team uniforms, baby and kids’ apparel, eyewear and inflatable footballs and basketballs that feature performance advantages and functionality similar to our other product offerings.
We also offer digital fitness platform licenses and subscriptions, along with digital advertising through our MapMyFitness business. License and other revenues generated from the sale of apparel and accessories and the use of our MapMyFitness platforms are included in our net revenues.
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
We are the official outfitter of athletic teams in several high-profile collegiate conferences. We are an official supplier of footwear and gloves to the National Football League (“NFL”) and we are the official combine scouting partner to the NFL with the right to sell combine training apparel. We are the Official Performance Footwear Supplier of Major League Baseball and a partner with the National Basketball Association (“NBA”) which allows us to market our NBA athletes in game uniforms in connection with our basketball footwear.
Internationally, we sponsor and sell our products to European and Latin America soccer and rugby teams. We provide the Tottenham Hotspur Football Club with performance apparel, including training wear and playing kit for the Club’s First and Academy teams, together with replica product for the Club’s supporters around the world. We are the official technical kit supplier to the Welsh Rugby Union and have exclusive retail rights on the replica products. Beginning in 2014, we became the official kit supplier of the Chilean football club, Corporación Club Social y Deportivo Colo-Colo, along with Cruz Azul Futbol Club, A.C. and Deportivo Toluca F.C. in Mexico.
We also seek to sponsor events to drive awareness and brand authenticity from a grassroots level. We host combines, camps and clinics for athletes in many sports at regional sites across the country. These events, along with the products we make, are designed to help young athletes improve their training methods and their overall performance. We are also the title sponsor of a collection of high school All-America Games that create significant on-field product and brand exposure that contributes to our on-field authenticity.
Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social and mobile media to engage consumers and promote conversation around our brand and our products.
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
We also sell our products directly to consumers through our own network of brand and factory house stores in our North America, Latin America and Asia-Pacific operating segments, and through websites globally. These factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience our brand first-hand and have broader access to our performance products. In 2014, sales through our wholesale, direct to consumer and licensing channels represented 67%, 30% and 3% of net revenues, respectively.
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
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) Europe, the Middle East and Africa (“EMEA”), (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. We also operate our MapMyFitness business as a separate segment. As our international and MapMyFitness operating segments are currently not material, we combine them into other foreign countries and businesses for reporting purposes. The following table presents net revenues by segment for each of the years ending December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014		2013		2012
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$2,796,390	90.7%	$2,193,739	94.1%	$1,726,733	94.1%
Other foreign countries and businesses	287,980	9.3	138,312	5.9	108,188	5.9
Total net revenues	$3,084,370	100.0%	$2,332,051	100.0%	$1,834,921	100.0%

North America
North America accounted for approximately 91% of our net revenues for 2014. We sell our branded apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in the United States were $2,651.1 million, $2,082.5 million and $1,650.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and the majority of our long-lived assets were located in the United States. Our largest customer, Dick’s Sporting Goods, accounted for 14.4% of our net revenues in 2014. No other customers accounted for more than 10% of our net revenues.
Our direct to consumer sales are generated through our brand and factory house stores, along with internet websites. As of December 31, 2014, we had 125 factory house stores in North America, of which the majority are located in outlet centers throughout the United States. As of December 31, 2014, we had 5 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
In addition, we earn licensing revenue in North America based on our licensees’ sale of socks, team uniforms, baby and kids’ apparel, eyewear and inflatable footballs and basketballs. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly.
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

Other Foreign Countries and Businesses
Approximately 9% of our net revenues were generated outside of North America and through our MapMyFitness business in 2014. We plan to continue to grow our business over the long term in part through expansion in international markets. We also plan to expand our MapMyFitness business to reach more users and continue to develop new services and solutions.
EMEA
We sell our apparel, footwear and accessories through retailers and websites and independent distributors in certain European countries. We sell our branded products to various sports clubs and teams in Europe. We continue to sell the United Kingdom's Tottenham Hotspur Football Club replica product for the club’s supporters around the world.
We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider based out of Venlo, The Netherlands. This agreement continues through April 2017.
Asia-Pacific
We sell our apparel, footwear and accessories products in China through seven brand and two factory house stores we operate, along with stores operated by our distribution partners. We also sell our products to independent distributors in Australia, New Zealand, Taiwan and Hong Kong where we do not have direct sales operations. We distribute our products in Asia-Pacific primarily through a third-party logistics provider based out of Hong Kong.
We have a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan and Korea. We are actively involved with this licensee to develop variations of our products for the different sizes, sports interests and preferences of Japanese and Korean consumers. Our branded products are sold in Japan and Korea to large sporting goods retailers, independent specialty stores and professional sports teams, and through Dome-owned retail stores. We hold a cost-based minority investment in Dome Corporation.
Latin America
We sell our products in Chile, Mexico and Brazil through wholesale distributors, website operations and two brand and six factory house stores. In these countries we operate through third-party distribution facilities. In other Latin American countries we sell our products through independent distributors which are sourced through our international distribution hubs in Hong Kong, Jordan and the United States. Prior to 2014, we primarily sold our products in Latin America through an independent distributor in Mexico.

MapMyFitness
In 2013, we began offering digital fitness subscriptions and licenses, along with digital advertising through our MapMyFitness platform. Our MapMyFitness strategy is focused on connecting with our consumers and increasing awareness and sales of our existing product offerings through our global wholesale and direct to consumer channels. We plan to engage and grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.
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
Product Design and Development
Our products are manufactured with technical fabrications produced by third parties and developed in collaboration with our product development teams. This approach enables us to select and create superior, technically advanced fabrics, produced to our specifications, while focusing our product development efforts on design, fit, climate and product end use.
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
Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2014, approximately 65% of the fabric used in our products came from five suppliers. These fabric suppliers have primary locations in Taiwan, Singapore, Mexico and El Salvador. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in our products, as blended fabric and also in our CHARGED COTTON® line.  Cotton is a commodity that is subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In 2014, our products were manufactured by 29 primary manufacturers, operating in 14 countries, with approximately 65% of our products manufactured in China, Jordan, Vietnam and Indonesia. Of our 29 primary manufacturing partners, ten produced approximately 52% of our products. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have subsidiaries in Hong Kong, Panama, Vietnam and China to support our manufacturing, quality assurance and sourcing efforts for our products. We also manufacture a limited number of apparel products, primarily for high-profile athletes and teams, on-premises in our quick turn, Special Make-Up Shop located at one of our distribution facilities in Maryland.

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
Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOUR39®, ARMOURBITE®, ARMOURSTORM®, ARMOUR® FLEECE, and ARMOUR BRA®. We also own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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
We traditionally have had limited patent protection on much of the technology, materials and processes used in the manufacture of our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments, particularly in our Connected Fitness business. As we continue to expand and drive innovation in our products, we expect to seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to file patent applications where we deem appropriate to protect our new products, innovations and designs, and we expect the number of applications to increase as our business grows and as we continue to expand our products and innovate.
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
Employees
As of December 31, 2014, we had approximately 10,700 employees, including approximately 7,000 in our brand and factory house stores and 1,260 at our distribution facilities. Approximately 4,300 of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.
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
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to comply with trade and other regulations;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption in such systems or technology;

•	risks related to data security or privacy breaches;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract and retain the services of our senior management and key employees.
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
In 2014, approximately 14.4% of our net revenues were generated from sales to our largest customer. We currently do not enter into long term sales contracts with this customer or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income.
If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of a global business and as a result our brand image, net revenues and profitability may decline.
We have expanded our operations rapidly since our inception and our net revenues have increased to $3,084.4 million in 2014 from $1,063.9 million in 2010. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space to support our expanding workforce. This expansion could increase the strain on these and other resources, and we could experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. In addition, as our business becomes more complex through the introduction of more new products and the expansion of our distribution channels, including additional brand and factory house stores and expanded distribution in malls and department stores, and expanded international distribution, these operational strains and other difficulties could increase. These difficulties could result in the erosion of our brand image and a decrease in net revenues and net income.
If we fail to successfully manage or realize expected results from acquisitions and other significant investments, it may have a material adverse effect on our results of operations and financial position, as well as negatively impact the price of our Class A Common Stock.
From time to time we may engage in acquisition opportunities we believe are complementary to our business and brand. For example, as part of our ongoing business strategy we have engaged in acquisitions to grow and enhance our Connected Fitness business. In order to successfully execute this strategy, we must manage the integration of acquired companies and employees successfully. Because our Connected Fitness business is a relatively new line of business for us, these challenges may be more pronounced. Integrating acquisitions can also require significant efforts and resources, which could divert management attention from more profitable business operations.
Failing to successfully integrate acquired entities and businesses or to produce results consistent with financial models used in the analysis of our acquisitions could potentially result in an impairment of goodwill and intangible assets, which could have a material adverse effect on our results of operations and financial position. In addition, we may not be successful in our efforts to continue to grow the number of users, maintain or increase user engagement or ultimately realize expected revenues from our Connected Fitness community. For example, we may not successfully increase sales of our apparel, footwear and accessory products to these users. Any of these developments could have a material adverse effect on our results of operations and financial position, as well as negatively impact the price of our Class A Common Stock.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2014, 10 manufacturers produced approximately 52% of our products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
Our future growth depends in part on our expansion efforts outside of the North America. During the year ended December 31, 2014, 91% of our net revenues were earned in our North America segment. We have limited experience with regulatory environments and market practices outside of North America, and may face difficulties in expanding to and successfully operating in markets outside of North America. International expansion may place increased demands on our operational, managerial and administrative resources. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.
The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.
In 2014, our products were manufactured by 29 primary manufacturers, operating in 14 countries, with 10 manufacturers accounting for approximately 52% of our products. Approximately 65% of our products were manufactured in China, Jordan, Vietnam and Indonesia. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

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
Our credit facility contains financial covenants and other restrictions on our actions, and it could therefore limit our operational flexibility or otherwise adversely affect our financial condition.
We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility. The credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement could result in a default. In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations will be considered an event of default under the credit agreement. If an event of default occurs, the commitments of the lenders under the credit agreement may be terminated and the maturity of amounts owed may be accelerated.
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
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased sales volume of our products during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct to consumer sales. The majority of our net revenues were generated during the last two quarters in each of 2014, 2013 and 2012, respectively.
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

Although we currently generate 86.6% of our consolidated net revenues in the United States, as our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.  Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance.  As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.
The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
We require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them, including our code of conduct. We do not control these suppliers, manufacturers or licensees or their labor practices. A violation or reported (or alleged) violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees.
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
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations , our operations could also be interrupted by floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
Our business increasingly relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could negatively impact our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.
In addition, the performance of our Connected Fitness business is dependent on reliable performance of its products, applications and services and the underlying technical infrastructure, which incorporate complex software. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users or loss of revenue.

Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business.
We collect sensitive and proprietary business information as well as personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our Connected Fitness business. In particular, in our Connected Fitness business we collect and store a variety of information regarding our users, and allow users to share their personal information with each other and with third parties. Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Any breach of our data security could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach.
We must also comply with increasingly complex regulatory standards throughout the world enacted to protect personal information and other data, particularly with respect to our Connected Fitness business. Compliance with existing and proposed laws and regulations can be costly. In addition, an inability to maintain compliance with these regulatory standards could subject us to litigation or other regulatory proceedings.
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
From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as the ongoing expansion of our network of brand and factory house stores and our distribution facilities, the expansion of our corporate headquarters or investments in our Connected Fitness business. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results. Infrastructure investments may also divert funds from other potential business opportunities.

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
Our intellectual property rights could potentially conflict with the rights of others and we may be prevented from selling or providing some of our products.
Our success depends in large part on our brand image. We believe our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments, particularly in our Connected Fitness business. From time to time, we have received or brought claims relating to intellectual property rights of others, and we expect such claims will continue or increase, particularly as we expand our business and the number of products we offer. Any such claim, regardless of its merit, could be expensive and time consuming to defend or prosecute. Successful infringement claims against us could result in significant monetary liability or prevent us from selling or providing some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.
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
The following includes a summary of the principal properties that we own or lease as of December 31, 2014.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, which includes 400 thousand square feet of office space that we own and 126 thousand square feet that we are leasing with an option to renew in December 2015. In 2014 we entered into a lease for an additional 130 thousand square feet of office space located near our principal offices in Baltimore in order to expand our corporate headquarters. The lease has a ten year term beginning in 2016. For our European headquarters, we lease an office in Amsterdam, the Netherlands, and we maintain an international management office in Panama as well.
We lease our primary distribution facilities, which are located in Glen Burnie, Maryland and Rialto, California. Our Glen Burnie facilities include a total of 830 thousand square feet, with options to renew various portions of the facilities on dates ranging from December 2016 to September 2021. Our Rialto facility is a 1,200 thousand square foot facility with a lease term through May 2023. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs. In late 2015, we expect to begin operations in a new 1,000 thousand square foot leased distribution facility being developed for us in the Nashville, Tennessee area. We may expand to additional distribution facilities in the future.
In addition, as of December 31, 2014, we leased 147 brand and factory house stores located in the United States, Canada, China, Chile and Mexico with lease end dates in 2015 through 2028. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are:

Name	Age	Position
Kevin A. Plank	42	Chairman and Chief Executive Officer
Kerry D. Chandler	50	Chief Human Resources Officer
Brad Dickerson	50	Chief Financial Officer
Kip J. Fulks	42	Chief Operating Officer
James H. Hardy, Jr.	55	Chief Supply Chain Officer
Karl-Heinz Maurath	53	President, International
Matthew C. Mirchin	55	President, North America
Adam Peake	46	Executive Vice President, Global Marketing
Henry B. Stafford	40	Chief Merchandising Officer
Kevin A. Plank has served as our Chief Executive Officer and Chairman of the Board of Directors since 1996. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation.

Kerry D. Chandler has been Chief Human Resources Officer since January 2015. Prior to joining our Company, she served as Global Head of Human Resources for Christie’s International from February 2014 to November 2014.  Prior thereto, Ms. Chandler served as the Executive Vice President of Human Resources for the National Basketball Association from January 2011 to January 2014 and Senior Vice President of Human Resources from October 2007 to December 2010.  Ms. Chandler also held executive positions in human resources for the Walt Disney Company, including Senior Vice President of Human Resources for ESPN. Prior to that, Ms. Chandler also held various senior management positions in Human Resources for IBM, and Motorola, Inc. and she began her career at the McDonnell Douglas Corporation.
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
Kip J. Fulks has been Chief Operating Officer since September 2011. He currently oversees the Company’s supply chain operations, information technology, security, product innovation and global footwear. He previously served as President of Product from October 2013 to November 2014, as Executive Vice President of Product from January 2011 to August 2011 and Senior Vice President of Outdoor and Innovation from March 2008 to December 2010.  He also held various senior management positions in Outdoor, Sourcing, Quality Assurance and Product Development from 1997 to February 2008.
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
Matthew C. Mirchin has been President of North America since December 2014. Prior to that, he served as Executive Vice President, Global Marketing from October 2013 to November 2014, Senior Vice President, Global Brand and Sports

Marketing from March 2012 to September 2013 and Senior Vice President of Sports Marketing from January 2010 to February 2012. He also held various senior management positions in Sales from May 2005 to December 2009.  Prior to joining our Company, Mr. Mirchin served as President of Retail and Team Sports from 2002 to 2005 and President of Team Sports from 2001 to 2002 for Russell Athletic.   Prior to joining Russell Athletic, Mr. Mirchin served in various capacities at the Champion Division of Sara Lee Corporation from 1994 to 2001 and started his career with the NBA.
Adam Peake has been the Executive Vice President of Global Marketing since December 2014. Prior to that he served as Senior Vice President of Sales, North America and was the principal executive in charge of North American Sales from January 2010 to November 2014.  He also served as interim Vice President of Footwear from May 2009 to December 2009 and held various senior management positions in Sales for the Company from 2002 to 2009.
Henry B. Stafford has been Chief Merchandising Officer since December 2014.  He is responsible for the integration of the Company’s apparel, accessories and merchandizing globally and oversees the Company’s direct to consumer sales channels.  Prior to that, he served as President of North America from October 2013 to November 2014, Senior Vice President of Apparel, Outdoor & Accessories from September 2011 to September 2013 and as Senior Vice President of Apparel from June 2010 to August 2011.  Prior to joining our company, he worked with American Eagle Outfitters as Senior Vice President and Chief Merchandising Officer of The AE Brand from April 2007 to May 2010, General Merchandise Manager and Senior Vice President of Men’s and AE Canadian Division from April 2005 to March 2007 and General Merchandise Manager and Vice President of Men’s from September 2003 to March 2005.  Prior thereto, Mr. Stafford served in a variety of capacities for Old Navy from 1998 to 2003, including Divisional Merchandising Manager for Men’s Tops from 2001 to 2003, and served as a buyer for Abercrombie and Fitch from 1996-1998.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2015, there were 1,151 record holders of our Class A Common Stock and 5 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer and Chairman of the Board Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2014 and 2013.

	High	Low
2014
First Quarter (January 1 – March 31)	$62.40	$40.98
Second Quarter (April 1 – June 30)	$60.17	$45.05
Third Quarter (July 1 – September 30)	$73.42	$56.79
Fourth Quarter (October 1 – December 31)	$72.98	$60.00
2013
First Quarter (January 1 – March 31)	$25.97	$22.16
Second Quarter (April 1 – June 30)	$32.78	$25.15
Third Quarter (July 1 – September 30)	$40.82	$29.73
Fourth Quarter (October 1 – December 31)	$43.96	$37.72
Stock Split
On June 11, 2012 and March 17, 2014 the Board of Directors declared two-for-one stock splits of the Company's Class A and Class B common stock, which were effected in the form of a 100% common stock dividend distributed on July 9, 2012 and April 14, 2014, respectively. Stockholders' equity and all references to share and per share amounts herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect each of the two-for-one stock splits for all periods presented.
Dividends
No cash dividends were declared or paid during 2014 or 2013 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,840,362	$8.28	22,118,204
Equity compensation plans not approved by security holders	2,017,578	$9.25	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 5.0 million restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 19.3 million shares of our Class A Common Stock under our Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 2.8 million shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 1,920.0 thousand fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights, and 97.6 thousand shares of our Class A Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above.
Refer to Note 12 to the Consolidated Financial Statements for a further discussion on the warrants. The deferred stock units are issued to certain of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. The terms of each agreement set forth the number of deferred stock units to be granted and the delivery dates for the shares, which range from a 1 to 10 year period, depending on the contract. The deferred stock units are non-forfeitable.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2009 through December 31, 2014. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2009 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Under Armour, Inc.	$100.00	$201.03	$263.20	$355.87	$640.03	$995.60
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$141.20	$175.60	$180.13	$225.03	$227.25

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Net revenues	$3,084,370	$2,332,051	$1,834,921	$1,472,684	$1,063,927
Cost of goods sold	1,572,164	1,195,381	955,624	759,848	533,420
Gross profit	1,512,206	1,136,670	879,297	712,836	530,507
Selling, general and administrative expenses	1,158,251	871,572	670,602	550,069	418,152
Income from operations	353,955	265,098	208,695	162,767	112,355
Interest expense, net	(5,335)	(2,933)	(5,183)	(3,841)	(2,258)
Other expense, net	(6,410)	(1,172)	(73)	(2,064)	(1,178)
Income before income taxes	342,210	260,993	203,439	156,862	108,919
Provision for income taxes	134,168	98,663	74,661	59,943	40,442
Net income	$208,042	$162,330	$128,778	$96,919	$68,477
Net income available per common share
Basic	$0.98	$0.77	$0.62	$0.47	$0.34
Diluted	$0.95	$0.75	$0.61	$0.46	$0.33
Weighted average common shares outstanding
Basic	213,227	210,696	208,686	206,280	203,190
Diluted	219,380	215,958	212,760	210,104	205,126
Dividends declared	$—	$—	$—	$—	$—

	At December 31,
(In thousands)	2014	2013	2012	2011	2010
Cash and cash equivalents	$593,175	$347,489	$341,841	$175,384	$203,870
Working capital (1)	1,127,772	702,181	651,370	506,056	406,703
Inventories	536,714	469,006	319,286	324,409	215,355
Total assets	2,095,083	1,577,741	1,157,083	919,210	675,378
Total debt, including current maturities	284,201	152,923	61,889	77,724	15,942
Total stockholders’ equity	$1,350,300	$1,053,354	$816,922	$636,432	$496,966

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our net revenues grew to $3,084.4 million in 2014 from $1,063.9 million in 2010. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New offerings for 2014 include MagZipTM, ArmourVent® apparel, the UA SpeedFormTM Apollo running shoe, and UA ClutchFitTM Drive basketball shoe.
A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers, sales to distributors and sales through our direct to consumer sales channels in Europe, Latin America, and Asia-Pacific. In addition, a third party licensee sells our products in Japan and Korea.
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
General
Net revenues comprise both net sales and license and other revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license and other revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on core products of socks, team uniforms, baby and kids’ apparel, eyewear, inflatable footballs and basketballs, the distribution of our products in Japan, and revenues associated with our MapMyFitness business.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $55.3 million, $46.1 million and $34.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops. Selling costs consist primarily of costs relating to sales through our wholesale channel, commissions paid to third parties and the majority of our direct to consumer sales channel costs, including the cost of brand and factory house store leases. Product innovation and supply chain costs include development and innovation costs associated with our apparel, footwear and accessories products and our MapMyFitness business, along with our sourcing and distribution facility operating costs, and costs relating to our Hong Kong and Guangzhou, China offices which help support product development, manufacturing, quality assurance and sourcing efforts. Corporate services primarily consist of corporate facility operating costs and company-wide administrative expenses.
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
Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net revenues	$3,084,370	$2,332,051	$1,834,921
Cost of goods sold	1,572,164	1,195,381	955,624
Gross profit	1,512,206	1,136,670	879,297
Selling, general and administrative expenses	1,158,251	871,572	670,602
Income from operations	353,955	265,098	208,695
Interest expense, net	(5,335)	(2,933)	(5,183)
Other expense, net	(6,410)	(1,172)	(73)
Income before income taxes	342,210	260,993	203,439
Provision for income taxes	134,168	98,663	74,661
Net income	$208,042	$162,330	$128,778

	Year Ended December 31,
(As a percentage of net revenues)	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.0	51.3	52.1
Gross profit	49.0	48.7	47.9
Selling, general and administrative expenses	37.5	37.3	36.5
Income from operations	11.5	11.4	11.4
Interest expense, net	(0.2)	(0.1)	(0.3)
Other expense, net	(0.2)	(0.1)	—
Income before income taxes	11.1	11.2	11.1
Provision for income taxes	4.4	4.2	4.1
Net income	6.7%	7.0%	7.0%
Consolidated Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenues increased $752.3 million, or 32.3%, to $3,084.4 million in 2014 from $2,332.1 million in 2013. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$2,291,520	$1,762,150	$529,370	30.0%
Footwear	430,987	298,825	132,162	44.2
Accessories	275,425	216,098	59,327	27.5
Total net sales	2,997,932	2,277,073	720,859	31.7
License and other revenues	86,438	54,978	31,460	57.2
Total net revenues	$3,084,370	$2,332,051	$752,319	32.3%

Net sales increased $720.8 million, or 31.7%, to $2,997.9 million in 2014 from $2,277.1 million in 2013. The increase in net sales primarily reflects:

•
$220.5 million, or 31.5%, increase in North America direct to consumer sales driven by a 17% increase in square footage in our factory house stores, including an 7% increase in new stores, since December 2013, along with continued growth in our e-commerce business;

•	$128.5 million, or 108.4% increase in net sales in other foreign countries, primarily due to increased distribution and unit volume growth in our EMEA and Latin America operating segments; and

•
unit growth driven by increased distribution and new offerings in multiple product categories, including continued growth of our training, outdoor and golf apparel product lines, along with growth in footwear due to a broader assortment of running and basketball shoes, including our new UA SpeedFormTM footwear.

License and other revenues increased $31.4 million, or 57.2%, to $86.4 million in 2014 from $55.0 million in 2013. This increase in license and other revenues was primarily due to an increase of $18.1 million in revenues in our MapMyFitness operating segment, along with increased distribution and unit volume growth of our licensed products.
Gross profit increased $375.5 million to $1,512.2 million in 2014 from $1,136.7 million in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 30 basis points to 49.0% in 2014 compared to 48.7% in 2013. The increase in gross margin percentage was primarily driven by the following:

•
approximate 20 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house outlet stores. We expect the favorable factory house outlet store sales mix impact will continue into 2015;

•
approximate 20 basis point increase as a result of higher duty costs recorded during the prior year on certain products imported in previous years. We do not expect this favorable impact to continue during 2015;

The above increases were partially offset by:

•	approximate 10 basis point decrease driven by unfavorable foreign currency exchange rate fluctuations. We expect the unfavorable impact of foreign exchange rate fluctuations to continue in 2015.

Selling, general and administrative expenses increased $286.7 million to $1,158.3 million in 2014 from $871.6 million in 2013. As a percentage of net revenues, selling, general and administrative expenses increased to 37.5% in 2014 from 37.3% in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $86.5 million to $333.0 million in 2014 from $246.5 million in 2013 primarily due to increased global sponsorship of professional teams and athletes. As a percentage of net revenues, marketing costs increased to 10.8% in 2014 from 10.5% in 2013 primarily due to the items noted above.

•
Selling costs increased $81.0 million to $320.9 million in 2014 from $239.9 million in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment in our factory house and brand house store strategies. As a percentage of net revenues, selling costs increased to 10.4% in 2014 from 10.3% in 2013.

•
Product innovation and supply chain costs increased $82.4 million to $291.6 million in 2014 from $209.2 million in 2013 primarily due to higher personnel costs to support our growth in net revenues, along with increased investment in our MapMyFitness business. As a percentage of net revenues, product innovation and supply chain costs increased to 9.4% in 2014 from 9.0% in 2013 primarily due to the items noted above.

•
Corporate services costs increased $36.8 million to $212.8 million in 2014 from $176.0 million in 2013 primarily due to higher personnel and other administrative costs necessary to support our growth. As a percentage of net revenues, corporate services costs decreased to 6.9% in 2014 from 7.5% in 2013 primarily due to higher incentive compensation in the prior year.

Income from operations increased $88.9 million, or 33.5%, to $354.0 million in 2014 from $265.1 million in 2013. Income from operations as a percentage of net revenues increased to 11.5% in 2014 from 11.4% in 2013.
Interest expense, net increased $2.4 million to $5.3 million in 2014 from $2.9 million in 2013. This increase was primarily due to the $150.0 million and $100.0 million term loans we entered into during 2014.
Other expense, net increased $5.2 million to $6.4 million in 2014 from $1.2 million in 2013. This increase was due to higher net losses in 2014 on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our foreign currency derivative financial instruments as compared to 2013.
Provision for income taxes increased $35.5 million to $134.2 million in 2014 from $98.7 million in 2013. Our effective tax rate was 39.2% in 2014 compared to 37.8% in 2013. Our effective tax rate for 2014 was higher than the effective tax rate for 2013 primarily due to increased foreign investments driving a lower proportion of foreign taxable income in 2014 and state tax credits received in 2013.
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

Net sales increased $487.0 million, or 27.2%, to $2,277.1 million in 2013 from $1,790.1 million in 2012 as noted in the table above. The increase in net sales primarily reflects:

•	$176.8 million, or 33.2%, increase in direct to consumer sales, which includes 18 additional retail stores, or a 16.5% growth, since December 31, 2012, and continued growth in our e-commerce business;

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

Income from operations increased $56.4 million, or 27.0%, to $265.1 million in 2013 from $208.7 million in 2012. Income from operations as a percentage of net revenues was unchanged at 11.4% in 2013 and 2012.
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
Provision for income taxes increased $24.0 million to $98.7 million in 2013 from $74.7 million in 2012. Our effective tax rate was 37.8% in 2013 compared to 36.7% in 2012. Our effective tax rate for 2013 was higher than the effective tax rate for 2012 primarily due to increased foreign investments driving a lower proportion of foreign taxable income, along with increased non-deductible expenses, including acquisition related expenses, in 2013.

Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to other foreign countries and businesses.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	$ Change	% Change
North America	$2,796,390	$2,193,739	$602,651	27.5%
Other foreign countries and businesses	287,980	138,312	149,668	108.2
Total net revenues	$3,084,370	$2,332,051	$752,319	32.3%

Net revenues in our North American operating segment increased $602.7 million to $2,796.4 million in 2014 from $2,193.7 million in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries and businesses increased by $149.7 million to $288.0 million in 2014 from $138.3 million in 2013 primarily due to continued international expansion and increased unit sales growth in our EMEA and Latin America operating segments, along with an increase of $18.1 million in revenues from our MapMyFitness operating segment.
Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	$ Change	% Change
North America	$372,347	$271,338	$101,009	37.2%
Other foreign countries and businesses	(18,392)	(6,240)	(12,152)	194.7
Total operating income	$353,955	$265,098	$88,857	33.5%
Operating income in our North American operating segment increased $101.0 million to $372.3 million in 2014 from $271.3 million in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries and businesses increased by $12.2 million to $18.4 million in 2014 from $6.2 million in 2013. This increase is primarily due to an operating loss in our MapMyFitness operating segment of $13.1 million.
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

	Quarter Ended (unaudited)
(In thousands)	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Net revenues	$471,608	$454,541	$723,146	$682,756	$641,607	$609,654	$937,908	$895,201
Gross profit	216,551	219,631	350,135	350,353	300,690	299,952	465,300	446,264
Marketing SG&A expenses	62,841	48,952	74,175	60,521	87,977	70,854	99,756	74,462
Other SG&A expenses	140,218	138,369	155,131	191,365	185,857	194,404	219,438	225,503
Income from operations	13,492	32,310	120,829	98,467	26,856	34,694	146,106	146,299
(As a percentage of annual totals)
Net revenues	20.2%	19.5%	31.0%	29.3%	20.8%	19.8%	30.4%	29.0%
Gross profit	19.1%	19.3%	30.8%	30.8%	19.9%	19.8%	30.8%	29.5%
Marketing SG&A expenses	25.4%	19.9%	30.1%	24.6%	26.4%	21.3%	29.9%	22.4%
Other SG&A expenses	22.4%	22.2%	24.8%	30.6%	22.5%	23.6%	26.6%	27.3%
Income from operations	5.1%	12.2%	45.6%	37.1%	7.6%	9.8%	41.3%	41.3%
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
In December 2013, we completed our acquisition of MapMyFitness. The purchase price was initially funded through $50.0 million cash on hand and $100.0 million in debt under our revolving credit facility. In May 2014, we repaid the $100.0 million with a portion of the $150.0 million proceeds from a term loan under our credit facility. In January 2015, we completed our acquisition of Endomondo. The purchase price was funded with the proceeds from our $100.0 million delayed draw term loan, which we drew in November 2014, for general corporate purposes.

We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our credit and long term debt facilities and other sources of liquidity are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months.  In connection with our pending acquisition of MyFitnessPal, Inc., we are pursuing an amendment to increase the borrowings available under our existing $650.0 million credit agreement. We currently anticipate increasing both term loan borrowings and revolving credit facility commitments under the credit agreement. The acquisition is expected to be funded through a combination of the increased term loan borrowings, a draw on the increased revolving credit facility and cash on hand. See "Credit Facility" below. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity (refer to the “Risk Factors” section included in Item 1A). In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business and will affect the cost and terms of such capital.
At December 31, 2014, approximately 21.8% of our cash was held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in an additional tax expense. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits. Determining the tax liability that would arise if these earnings were repatriated is not practical.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$219,033	$120,070	$199,761
Investing activities	(152,312)	(238,102)	(46,931)
Financing activities	182,306	126,795	12,297
Effect of exchange rate changes on cash and cash equivalents	(3,341)	(3,115)	1,330
Net increase in cash and cash equivalents	$245,686	$5,648	$166,457
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
Cash provided by operating activities increased $98.9 million to $219.0 million in 2014 from $120.1 million in 2013. The increase in cash provided by operating activities was due to adjustments to net income for non-cash items, which increased $57.5 million and an increase in net income of $45.7 million, partially offset by decreased net cash flows from operating assets and liabilities of $4.3 million year over year.
Adjustments to net income for non-cash items increased in 2014 as compared to 2013 primarily due to higher depreciation and amortization related to acquired intangible assets and increased capital expenditure, along with a higher net increase in reserves and allowances in 2014 as compared to 2013.
The decrease in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a decrease in inventory investments of $72.2 million due to early deliveries of product and incremental inventory investments in the prior year.

This decrease was partially offset by:

•
a larger increase in accounts receivable of $65.1 million in 2014 as compared to 2013, primarily due to a higher proportion of sales to our international customers with longer payment terms compared to the prior year.

Cash provided by operating activities decreased $79.7 million to $120.1 million in 2013 from $199.8 million in 2012. The decrease in cash provided by operating activities was due to decreased net cash flows from operating assets and liabilities of $142.4 million, partially offset by an increase in net income of $33.6 million and adjustments to net income for non-cash items, which increased $29.1 million year over year. The increase in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
an increase in inventory investments of $161.6 million. Inventory grew in 2013 at a rate higher than revenue growth primarily due to supplier delivery challenges experienced in 2012, early deliveries of product in 2013 to manage supplier capacity and improve fill rates, along with incremental inventory investments to support our growing international and direct to consumer businesses.

This increase was partially offset by:

•	a larger increase in accrued expenses and other liabilities of $34.5 million in 2013 as compared to 2012, primarily due to higher accruals for our performance incentive plan as compared to 2012.
Adjustments to net income for non-cash items increased in 2013 as compared to 2012 primarily due to an increase in stock-based compensation and higher depreciation and amortization in 2013 as compared to 2012.
Investing Activities
Cash used in investing activities decreased $85.8 million to $152.3 million in 2014 from $238.1 million in 2013. This decrease in cash used in investing activities was primarily related to the purchase of MapMyFitness in the prior year, partially offset by increased capital expenditures to support international expansion and our brand and factory house strategies in the current year.
Cash used in investing activities increased $191.2 million to $238.1 million in 2013 from $46.9 million in 2012. This increase in cash used in investing activities was primarily related to the purchase of MapMyFitness in December 2013 and increased capital expenditures to improve and expand our offices and distribution facilities and support our brand and factory house strategies in 2013.
Total capital expenditures were $145.4 million, $91.6 million and $62.8 million in 2014, 2013 and 2012, respectively. Capital expenditures for 2015 are expected to be in the range of $280 million to $290 million, comprised primarily of investments in a new distribution facility in North America, expansion of our corporate headquarters, retail store buildouts and fixtures.
Financing Activities
Cash provided by financing activities increased $55.5 million to $182.3 million in 2014 from $126.8 million in 2013. This increase was primarily due to $150.0 million of net borrowings under our credit facility in 2014, as compared to $100.0 million of borrowings under our revolving credit facility in 2013.
Cash provided by financing activities increased $114.5 million to $126.8 million in 2013 from $12.3 million in 2012. This increase was primarily due to $100.0 million borrowed under our revolving credit facility to partially fund the acquisition of MapMyFitness.
Credit Facility
In May 2014 we entered into a new unsecured $650.0 million credit agreement and terminated our prior $325.0 million revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement provides for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million term loan, drawn at the closing of the credit agreement, and $100.0 million delayed draw term loan drawn in November 2014 for general corporate purposes. At our request and the lenders’ consent, the revolving credit facility or term loans may be increased by up to an additional $150.0 million. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used to support letters of credit and up to $50.0 million of the facility may be used to support swingline loans. There were no significant letters of credit and no swingline loans outstanding as of December 31, 2014. In connection with our pending acquisition of MyFitnessPal, Inc., we are pursuing an amendment to increase the borrowings available under the credit agreement. We currently anticipate increasing both term loan borrowings and revolving credit facility commitments under the credit agreement.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of December 31, 2014, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The interest rate under both term loans was 1.2% during the year ended December 31, 2014. No balance was outstanding under our revolving credit facility as of December 31, 2014. Additionally, we pay a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of December 31, 2014, the commitment fee was 12.5 basis points.
We used $100.0 million of the proceeds from the $150.0 million term loan to repay the $100.0 million outstanding under our revolving credit facility. We incurred and capitalized $1.7 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At December 31, 2014, 2013 and 2012, the outstanding principal balance under these agreements was $2.0 million, $4.9 million and $11.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1%, 3.3% and 3.7% for the years ended December 31, 2014, 2013 and 2012, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2014, 2013 and 2012, the outstanding balance on the loan was $46.0 million, $48.0 million and $50.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the years ended December 31, 2014, 2013 and 2012.
Interest expense, net was $5.3 million, $2.9 million and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
Acquisitions
MapMyFitness
On December 6, 2013, we acquired 100% of the outstanding equity of MapMyFitness, Inc., a digital connected fitness platform, for $150.0 million in cash. The purchase price was initially financed through $100.0 million in debt under our revolving credit facility and cash on hand.

On January 5, 2015, we acquired 100% of the outstanding equity of Endomondo ApS, a Denmark-based connected fitness company for $85 in cash million, subject to adjustment for working capital. In connection with this acquisition, we incurred acquisition related expenses of approximately $0.8 million during the year ended December 31, 2014. These expenses were included in selling, general and administrative expenses on the consolidated statements of income. The operating results for this acquisition will be included in our consolidated statements of income from the date of acquisition. We are currently in the process of assessing the fair value of the assets acquired and liabilities assumed, which is expected to be final during the first quarter of 2015.

On February 3, 2015, we entered into an agreement to acquire MyFitnessPal, Inc ("MyFitnessPal"). The purchase price for the acquisition will be $475 million in cash, which will be adjusted to reflect our acquisition of MyFitnessPal at the closing on a debt free basis with MyFitnessPal's transaction expenses borne by the sellers. In addition, the aggregate purchase price payable at the closing is subject to an upward adjustment to reflect the amount of net cash held by MyFitnessPal at closing. The acquisition is currently expected to close during the first quarter of 2015, subject to the satisfaction of customary closing conditions, including among others, regulatory approvals, the continuing accuracy of representations and warranties and the execution of noncompetition agreements by certain key employee stockholders. The acquisition is expected to be funded through a combination of increased term loan borrowings, a draw on the increased revolving credit facility and cash on hand.
Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2028, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2014. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2014 as well as significant agreements entered into during the period after December 31, 2014 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$316,099	$35,202	$66,122	$173,176	$41,599
Operating lease obligations (2)	472,575	56,452	109,251	92,658	214,214
Product purchase obligations (3)	884,101	884,101	—	—	—
Sponsorships and other (4)	392,926	90,056	128,388	78,137	96,345
Total	$2,065,701	$1,065,811	$303,761	$343,971	$352,158

(1)
Includes estimated interest payments based on applicable fixed and currently effective floating interest rates as of December 31, 2014, timing of scheduled payments, and the term of the debt obligations.

(2)
Includes the minimum payments for operating lease obligations. The operating lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $11.0 million for the year ended December 31, 2014.

(3)
We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2014.

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
The table above excludes a liability of $31.3 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.
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
We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2014 and 2013, there were $68.9 million and $43.8 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $3.7 million and $2.9 million, respectively.

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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, we perform a quantitative assessment over relevant reporting units, analyzing the expected present value of future cash flows and quantify the amount of impairment, if any. We perform our annual impairment tests in the fourth quarter of each fiscal year.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2014, we had $28.6 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.0 year. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units for which the performance targets have not been achieved as of December 31, 2014.
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets are deemed probable, which requires management judgment. For example, the achievement of certain operating income targets related to the performance-based restricted stock units granted in 2014 were not deemed probable as of December 31, 2014. Additional stock-based compensation of up to $2.7 million would have been recorded in 2014 for these performance-based restricted stock units had the full achievement of all operating targets been deemed probable. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
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
In January 2015, the FASB issued an Accounting Standards Update which eliminates from GAAP the concept of extraordinary items and the need to separately classify, present, and disclose extraordinary events and transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this pronouncement is not expected to impact our consolidated financial statements.
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
As of December 31, 2014, the aggregate notional value of our outstanding foreign currency forward contracts was $123.3 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities of one to eleven months. The foreign currency forward contracts outstanding as of December 31, 2014 have weighted average contractual forward foreign currency exchange rates of 1.13 CAD per $1.00, €0.83 per $1.00, 145.16 JPY per €1.00, 17.85 MXN per €1.00 and £0.78 per €1.00. The majority of our foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, we began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the year ended December 31, 2014, we reclassified $0.4 million from other comprehensive income to cost of goods sold related to foreign currency forward contracts designated as cash flow hedges. The fair values of the Company’s foreign currency forward contracts were assets of $806.0 thousand and $12.1 thousand as of December 31, 2014 and 2013, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$(11,739)	$(1,905)	$2,464
Realized foreign currency exchange rate gains (losses)	2,247	477	(182)
Unrealized derivative gains (losses)	1	13	675
Realized derivative gains (losses)	3,081	243	(3,030)
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
As of December 31, 2014, the aggregate notional value of our outstanding interest rate swap contracts was $188.1 million. During the years ended December 31, 2014 and 2013, we recorded a $1.7 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $0.6 million as of December 31, 2014, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $1.1 million as of December 31, 2013 and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2014.
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer
Kevin A. Plank

/s/ BRAD DICKERSON	Chief Financial Officer
Brad Dickerson
Dated: February 20, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/    PricewaterhouseCoopers LLP
Baltimore, Maryland
February 20, 2015

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$593,175	$347,489
Accounts receivable, net	279,835	209,952
Inventories	536,714	469,006
Prepaid expenses and other current assets	87,177	63,987
Deferred income taxes	52,498	38,377
Total current assets	1,549,399	1,128,811
Property and equipment, net	305,564	223,952
Goodwill	123,256	122,244
Intangible assets, net	26,230	24,097
Deferred income taxes	33,570	31,094
Other long term assets	57,064	47,543
Total assets	$2,095,083	$1,577,741
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$—	$100,000
Accounts payable	210,432	165,456
Accrued expenses	147,681	133,729
Current maturities of long term debt	28,951	4,972
Other current liabilities	34,563	22,473
Total current liabilities	421,627	426,630
Long term debt, net of current maturities	255,250	47,951
Other long term liabilities	67,906	49,806
Total liabilities	744,783	524,387
Commitments and contingencies (see Note 7)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2014 and 2013; 177,295,988 shares issued and outstanding as of December 31, 2014 and 171,628,708 shares issued and outstanding as of December 31, 2013.	59	57
Class B Convertible Common Stock, $0.0003 1/3 par value; 36,600,000 shares authorized, issued and outstanding as of December 31, 2014 and 40,000,000 shares authorized, issued and outstanding as of December 31, 2013.	12	13
Additional paid-in capital	508,350	397,248
Retained earnings	856,687	653,842
Accumulated other comprehensive income (loss)	(14,808)	2,194
Total stockholders’ equity	1,350,300	1,053,354
Total liabilities and stockholders’ equity	$2,095,083	$1,577,741

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenues	$3,084,370	$2,332,051	$1,834,921
Cost of goods sold	1,572,164	1,195,381	955,624
Gross profit	1,512,206	1,136,670	879,297
Selling, general and administrative expenses	1,158,251	871,572	670,602
Income from operations	353,955	265,098	208,695
Interest expense, net	(5,335)	(2,933)	(5,183)
Other expense, net	(6,410)	(1,172)	(73)
Income before income taxes	342,210	260,993	203,439
Provision for income taxes	134,168	98,663	74,661
Net income	$208,042	$162,330	$128,778
Net income available per common share
Basic	$0.98	$0.77	$0.62
Diluted	$0.95	$0.75	$0.61
Weighted average common shares outstanding
Basic	213,227	210,696	208,686
Diluted	219,380	215,958	212,760
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$208,042	$162,330	$128,778
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,743)	(897)	423
Unrealized gain (loss) on cash flow hedge, net of tax of ($408), $505 and $58 for the years ended December 31, 2014, 2013 and 2012.	(259)	723	(83)
Total other comprehensive income (loss)	(17,002)	(174)	340
Comprehensive income	$191,040	$162,156	$129,118
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	161,984	$54	45,000	$14	$268,172	$366,164	$2,028	$636,432
Exercise of stock options	2,436	2	—	—	12,370	—	—	12,372
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(76)	—	—	—	—	(1,761)	—	(1,761)
Issuance of Class A Common Stock, net of forfeitures	178	—	—	—	3,246	—	—	3,246
Class B Convertible Common Stock converted to Class A Common Stock	2,400	—	(2,400)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	19,845	—	—	19,845
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	17,670	—	—	17,670
Comprehensive income	—	—	—	—	—	128,778	340	129,118
Balance as of December 31, 2012	166,922	56	42,600	14	321,303	493,181	2,368	816,922
Exercise of stock options	1,822	—	—	—	12,159	—	—	12,159
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(47)	—	—	—	—	(1,669)	—	(1,669)
Issuance of Class A Common Stock, net of forfeitures	332	—	—	—	3,439	—	—	3,439
Class B Convertible Common Stock converted to Class A Common Stock	2,600	1	(2,600)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	43,184	—	—	43,184
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	17,163	—	—	17,163
Comprehensive income	—	—	—	—	—	162,330	(174)	162,156
Balance as of December 31, 2013	171,629	57	40,000	13	397,248	653,842	2,194	1,053,354
Exercise of stock options	1,454	1	—	—	11,258	—	—	11,259
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(95)	—	—	—	—	(5,197)	—	(5,197)
Issuance of Class A Common Stock, net of forfeitures	908	—	—	—	12,067	—	—	12,067
Class B Convertible Common Stock converted to Class A Common Stock	3,400	1	(3,400)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	50,812	—	—	50,812
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	36,965	—	—	36,965
Comprehensive income (loss)	—	—	—	—	—	208,042	(17,002)	191,040
Balance as of December 31, 2014	177,296	$59	36,600	$12	$508,350	$856,687	$(14,808)	$1,350,300

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$208,042	$162,330	$128,778
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	72,093	50,549	43,082
Unrealized foreign currency exchange rate losses (gains)	11,739	1,905	(2,464)
Loss on disposal of property and equipment	261	332	524
Stock-based compensation	50,812	43,184	19,845
Deferred income taxes	(17,584)	(18,832)	(12,973)
Changes in reserves and allowances	31,350	13,945	13,916
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(101,057)	(35,960)	(53,433)
Inventories	(84,658)	(156,900)	4,699
Prepaid expenses and other assets	(33,345)	(19,049)	(4,060)
Accounts payable	49,137	14,642	35,370
Accrued expenses and other liabilities	28,856	56,481	21,966
Income taxes payable and receivable	3,387	7,443	4,511
Net cash provided by operating activities	219,033	120,070	199,761
Cash flows from investing activities
Purchases of property and equipment	(140,528)	(87,830)	(50,650)
Purchase of business	(10,924)	(148,097)	—
Purchases of other assets	(860)	(475)	(1,310)
Change in loans receivable	—	(1,700)	—
Change in restricted cash	—	—	5,029
Net cash used in investing activities	(152,312)	(238,102)	(46,931)
Cash flows from financing activities
Proceeds from revolving credit facility	—	100,000	—
Payments on revolving credit facility	(100,000)	—	—
Proceeds from term loan	250,000	—	—
Payments on term loan	(13,750)	—	(25,000)
Proceeds from long term debt	—	—	50,000
Payments on long term debt	(4,972)	(5,471)	(44,330)
Excess tax benefits from stock-based compensation arrangements	36,965	17,167	17,868
Proceeds from exercise of stock options and other stock issuances	15,776	15,099	14,776
Payments of debt financing costs	(1,713)	—	(1,017)
Net cash provided by financing activities	182,306	126,795	12,297
Effect of exchange rate changes on cash and cash equivalents	(3,341)	(3,115)	1,330
Net increase in cash and cash equivalents	245,686	5,648	166,457
Cash and cash equivalents
Beginning of period	347,489	341,841	175,384
End of period	$593,175	$347,489	$341,841

Non-cash investing and financing activities
Increase in accrual for property and equipment	$4,922	$3,786	$12,137
Non-cash acquisition of business	11,233	—	—
Other supplemental information
Cash paid for income taxes	103,284	85,570	57,739
Cash paid for interest, net of capitalized interest	4,146	1,505	3,306

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
On June 11, 2012 and March 17, 2014 the Board of Directors declared two-for-one stock splits of the Company's Class A and Class B common stock, which were effected in the form of a 100% common stock dividend distributed on July 9, 2012 and April 14, 2014, respectively. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect these two-for-one stock splits for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2014, 2013 and 2012 was interest income of $192.0 thousand, $23.7 thousand and $25.2 thousand, respectively, related to cash and cash equivalents.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company had two customers in North America that individually accounted for 23.4% and 11.1% of accounts receivable as of December 31, 2014. The Company's largest customer accounted for 14.4%, 16.6% and 16.6% of net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $3.7 million and $2.9 million, respectively.
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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $0.4 million and $0.4 million as of December 31, 2014 and 2013, respectively.
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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs a quantitative assessment over relevant reporting units, analyzing the expected present value of future cash flows and quantify the amount of impairment, if any. The Company performs its annual impairment tests in the fourth quarter of each fiscal year.
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

Accrued Expenses
At December 31, 2014, accrued expenses primarily included $61.4 million and $14.0 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2013, accrued expenses primarily included $56.7 million and $11.9 million of accrued compensation and benefits and marketing expenses, respectively.
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
Currently, the majority of the Company’s foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are included in other expense, net on the consolidated statements of income. During 2014, the Company began entering into foreign currency forward contracts designated as cash flow hedges, and consequently, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. Additionally, the Company has designated its interest rate swap contract as a cash flow hedge and accordingly, the effective portion of changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. The ineffective portion, if any, is recognized in current period earnings. The Company does not enter into derivative financial instruments for speculative or trading purposes.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2014 and 2013, there were $68.9 million and $43.8 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.

Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $333.0 million, $246.5 million and $205.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, prepaid advertising costs were $31.1 million and $22.0 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $55.3 million, $46.1 million and $34.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Minority Investment
The Company holds a minority investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2014 and 2013, the carrying value of the Company’s investment was $13.4 million and $15.2 million, respectively, and was included in other long term assets on the consolidated balance sheet. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.
The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the year ended December 31, 2014 that may have a significant adverse effect on the fair value of the investment.
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
In January 2015, the FASB issued an Accounting Standards Update which eliminates from GAAP the concept of extraordinary items and the need to separately classify, present, and disclose extraordinary events and transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this pronouncement is not expected to impact the Company's consolidated financial statements.
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
3. Acquisitions
MapMyFitness
On December 6, 2013, the Company acquired 100% of the outstanding equity of MapMyFitness, Inc., a digital connected fitness platform, for $150.0 million in cash. The purchase price was financed through $100.0 million in debt under the Company's existing revolving credit facility and cash on hand.
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
During the three months ended March 31, 2014, the Company finalized its valuation of the assets acquired and liabilities assumed as of the acquisition date and no adjustments were made to the preliminary purchase price allocation recorded as of December 31, 2013.

4. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(In thousands)	2014	2013
Leasehold and tenant improvements	$128,088	$97,776
Furniture, fixtures and displays	80,035	68,045
Buildings	46,419	45,903
Software	67,506	51,984
Office equipment	51,531	39,551
Plant equipment	70,317	45,509
Land	17,628	17,628
Construction in progress	57,677	28,471
Other	3,175	1,219
Subtotal property and equipment	522,376	396,086
Accumulated depreciation	(216,812)	(172,134)
Property and equipment, net	$305,564	$223,952
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $63.6 million, $48.3 million and $39.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5. Goodwill and Intangible Assets, Net
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	Other foreign countries and businesses	Total
Balance as of December 31, 2013	$119,799	$2,445	$122,244
Goodwill acquired	—	1,012	1,012
Balance as of December 31, 2014	$119,799	$3,457	$123,256
During 2014, the Company acquired $1.0 million of goodwill in connection with the acquisition of certain assets of its former distributor in Mexico, which was accounted for as a business combination.

The following table summarizes the Company’s intangible assets as of the periods indicated:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	$12,000	$(1,907)	$10,093	$12,000	$(126)	$11,874
Trade name	5,000	(1,353)	3,647	5,000	(53)	4,947
Customer relationships	11,927	(4,692)	7,235	3,600	(38)	3,562
Lease-related intangible assets	3,896	(2,762)	1,134	3,896	(2,605)	1,291
Other	2,196	(893)	1,303	1,266	(532)	734
Total	$35,019	$(11,607)	$23,412	$25,762	$(3,354)	$22,408
Indefinite-lived intangible assets			2,818			1,689
Intangible assets, net			$26,230			$24,097
Technology, trade-name and customer relationship intangible assets were acquired with the purchase of MapMyFitness and are amortized on a straight-line basis over 84 months, 48 months and 24 months, respectively. Customer relationship intangible assets were also acquired with the acquisition of certain assets of the Company's former distributor in Mexico and are amortized on a straight-line basis over 36 months. Lease-related intangible assets were acquired with the purchase of the Company’s corporate headquarters and are amortized over the remaining third party lease terms, which ranged from 9 months to 15 years on the date of purchase. Other intangible assets are amortized using estimated useful lives of 55 months to 120 months with no residual value. Amortization expense, which is included in selling, general and administrative expenses, was $8.5 million, $1.6 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2014:

(In thousands)
2015	$7,862
2016	6,118
2017	3,236
2018	2,074
2019	1,966
2020 and thereafter	2,156
Amortization expense of intangible assets	$23,412
At December 31, 2014, 2013 and 2012, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired.

6. Credit Facility and Long Term Debt
Credit Facility
In May 2014, the Company entered into a new unsecured $650.0 million credit facility and terminated its prior $325.0 million secured revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement provides for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million term loan, drawn at the closing of the credit agreement, and $100.0 million delayed draw term loan drawn in November 2014 for general corporate purposes. At the Company's request and the lenders' consent, the revolving credit facility or term loans may be increased by up to an additional $150.0 million. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were no significant letters of credit and no swingline loans outstanding as of December 31, 2014.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2014, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The interest rate under both term loans was 1.2% during the year ended December 31, 2014. No balance was outstanding under the Company’s revolving credit facility as of December 31, 2014. Additionally, the Company pays a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of December 31, 2014, the commitment fee was 12.5 basis points.

The Company used $100.0 million of the proceeds from the $150.0 million loan to repay the $100.0 million outstanding under the Company's prior revolving credit facility. The Company incurred and capitalized $1.7 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At December 31, 2014, 2013 and 2012, the outstanding principal balance under these agreements was $2.0 million, $4.9 million and $11.9 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1%, 3.3% and 3.7% for the years ended December 31, 2014, 2013 and 2012, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2014, 2013 and 2012, the outstanding balance on the loan was $46.0 million, $48.0 million and $50.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the years ended December 31, 2014, 2013 and 2012.
The following are the scheduled maturities of long term debt as of December 31, 2014:

(In thousands)
2015	$28,951
2016	27,000
2017	27,000
2018	27,000
2019	138,250
2020 and thereafter	36,000
Total scheduled maturities of long term debt	284,201
Less current maturities of long term debt	(28,951)
Long term debt obligations	$255,250
Interest expense, net was $5.3 million, $2.9 million and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

7. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2028, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for brand and factory house stores that the Company did not yet occupy as of December 31, 2014 and does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2014 as well as significant operating lease agreements entered into during the period after December 31, 2014 through the date of this report:

(In thousands)
2015	$56,452
2016	57,079
2017	52,172
2018	48,345
2019	44,313
2020 and thereafter	214,214
Total future minimum lease payments	$472,575
Included in selling, general and administrative expense was rent expense of $59.0 million, $41.8 million and $31.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $11.0 million, $7.8 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Sponsorships and Other Marketing Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2014, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2014 through the date of this report:

(In thousands)
2015	$90,056
2016	71,654
2017	56,734
2018	44,982
2019	33,155
2020 and thereafter	96,345
Total future minimum sponsorship and other marketing payments	$392,926
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

8. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2014 of 400.0 million shares and 36.6 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
During the year ended December 31, 2014, 3.4 million shares of Class B Convertible Common Stock were converted into shares of Class A Common Stock on a one-for-one basis in connection with stock sales.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2014			December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency forward contracts (see Note 14)	$—	$806	$—	$—	$12	$—
Interest rate swap contracts (see Note 14)	—	(607)	—	—	1,087	—
TOLI policies held by the Rabbi Trust (see Note 13)	—	4,734	—	—	4,625	—
Deferred Compensation Plan obligations (see Note 13)	—	(4,525)	—	—	(3,338)	—
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
The carrying value of the Company's long term debt approximated its fair value as of December 31, 2014 and 2013. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

10. Provision for Income Taxes
Income before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Income before income taxes:
United States	$269,503	$196,558	$155,514
Foreign	72,707	64,435	47,925
Total	$342,210	$260,993	$203,439
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current
Federal	$110,439	$85,542	$66,533
State	24,419	19,130	12,962
Other foreign countries	16,489	13,295	8,139
	151,347	117,967	87,634
Deferred
Federal	(15,368)	(14,722)	(9,606)
State	(4,073)	(5,541)	(3,563)
Other foreign countries	2,262	959	196
	(17,179)	(19,304)	(12,973)
Provision for income taxes	$134,168	$98,663	$74,661
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	3.8	2.4	2.1
Unrecognized tax benefits	1.9	2.5	2.7
Nondeductible expenses	1.0	1.1	0.6
Foreign rate differential	(4.5)	(4.8)	(4.9)
Foreign valuation allowance	2.5	1.5	0.8
Other	(0.5)	0.1	0.4
Effective income tax rate	39.2%	37.8%	36.7%
The increase in the 2014 full year effective income tax rate, as compared to 2013, is primarily due to increased foreign investments driving a lower proportion of foreign taxable income in 2014 and state tax credits received in 2013.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2014	2013
Deferred tax asset
Stock-based compensation	$35,161	$25,472
Allowance for doubtful accounts and other reserves	24,774	16,262
Foreign net operating loss carryforward	16,302	13,829
Accrued expenses	11,398	3,403
Deferred rent	11,005	8,980
Inventory obsolescence reserves	8,198	6,269
Tax basis inventory adjustment	5,845	5,633
Foreign tax credits	5,131	3,807
U. S. net operating loss carryforward	4,733	10,119
State tax credits, net of federal tax impact	4,245	5,342
Deferred compensation	1,858	1,372
Other	4,592	5,889
Total deferred tax assets	133,242	106,377
Less: valuation allowance	(15,550)	(8,091)
Total net deferred tax assets	117,692	98,286
Deferred tax liability
Property, plant and equipment	(17,638)	(13,375)
Intangible assets	(7,010)	(8,627)
Prepaid expenses	(6,424)	(6,380)
Other	(612)	(447)
Total deferred tax liabilities	(31,684)	(28,829)
Total deferred tax assets, net	$86,008	$69,457
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
As of December 31, 2014, the Company had $4.7 million in deferred tax assets associated with approximately $23.1 million in federal and state net operating losses from the acquisition of MapMyFitness remaining, which will expire beginning 2029 through 2033. Based upon the historical taxable income and projections of future taxable income over periods in which these NOLs will be deductible, the Company believes that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods expire beginning 2029 through 2033, and therefore a valuation allowance is not required.
As of December 31, 2014, the Company had $16.3 million in deferred tax assets associated with approximately $62.0 million in foreign net operating loss carryforwards, which will expire beginning 2016 through 2020. As of December 31, 2014, the Company believes certain deferred tax assets associated with foreign net operating loss carryforwards will expire unused based on the Company's projections. Therefore, a valuation allowance of $6.1 million was recorded against the Company's net deferred tax assets in 2014.
As of December 31, 2014, the Company had $5.1 million in deferred tax assets associated with foreign tax credits. As of December 31, 2014 the Company believes that a portion of the foreign taxes paid would not be creditable against its future income taxes. Therefore, a valuation allowance of $1.3 million was recorded against the Company's net deferred tax assets in 2014.
As of December 31, 2014, approximately $129.2 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $176.8 million. Withholding and U.S. taxes have not been provided on the undistributed earnings as the earnings are being permanently reinvested in its non-U.S. subsidiaries. Determining the tax liability that would arise if these earnings were repatriated is not practical.
We utilize the “with and without” method for intraperiod allocation of income tax provisions.  Certain tax benefits associated with the Company’s stock-based compensation arrangements are recorded directly to Stockholders’ equity including benefit from excess tax deductions.

As of December 31, 2014 and 2013, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $31.3 million and $24.1 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Beginning of year	$21,712	$15,297	$9,783
Increases as a result of tax positions taken in a prior period	250	—	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	8,947	7,526	5,702
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(2,556)	(1,111)	(188)
End of year	$28,353	$21,712	$15,297
As of December 31, 2014, $26.3 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2014, 2013 and 2012, the liability for unrecognized tax benefits included $3.0 million, $2.4 million and $1.8 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2014, 2013 and 2012, the Company recorded $1.2 million, $1.0 million and $0.7 million, respectively, for the accrual of interest and penalties in its consolidated statements of income. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is currently under audit by the Internal Revenue Service for the 2011 tax year and by the Canada Revenue Authority for the 2011 through 2012 tax years. The majority of the Company's returns for years before 2011 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimates to change materially in the future.

11. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Numerator
Net income	$208,042	$162,330	$128,778
Denominator
Weighted average common shares outstanding	213,227	210,696	208,686
Effect of dilutive securities	6,153	5,262	4,074
Weighted average common shares and dilutive securities outstanding	219,380	215,958	212,760
Earnings per share—basic	$0.98	$0.77	$0.62
Earnings per share—diluted	$0.95	$0.75	$0.61
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 22.6 thousand, 116.9 thousand and 208.9 thousand shares of common stock were outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to four year period. The contractual term for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2015. As of December 31, 2014, 19.3 million shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $50.8 million, $43.2 million and $19.8 million, respectively. As of December 31, 2014, the Company had $28.6 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.0 year. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units for which the performance targets have not been achieved as of December 31, 2014. Refer to “Restricted Stock and Restricted Stock Units” below for further information on these awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2014, 2.8 million shares are available for future purchases under the ESPP. During the years ended December 31, 2014, 2013 and 2012, 87.6 thousand, 108.4 thousand and 113.8 thousand shares were purchased under the ESPP, respectively.
Non-Employee Director Compensation Plan and Deferred Stock Unit Plan
The Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100.0 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $75.0 thousand on the grant date. Beginning in 2015, this annual grant is increasing from $75.0 thousand to $125.0 thousand. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A Common Stock with the shares delivered six months following the termination of the director’s service.
Stock Options
The weighted average fair value of a stock option granted for the year ended December 31, 2013 was $12.91. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,
2013
Risk-free interest rate	1.2%
Average expected life in years	6.25
Expected volatility	55.4%
Expected dividend yield	—%

There were no stock options granted during the years ended December 31, 2014 and December 31, 2012.

A summary of the Company’s stock options as of December 31, 2014, 2013 and 2012, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2014		2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,272	$8.11	6,298	$7.66	9,616	$7.00
Granted, at fair market value	—	—	20	24.35	—	—
Exercised	(1,454)	7.74	(1,822)	6.68	(2,436)	5.09
Expired	—	—	—	—	—	—
Forfeited	(7)	16.46	(224)	8.41	(882)	7.60
Outstanding, end of year	2,811	$8.28	4,272	$8.11	6,298	$7.66
Options exercisable, end of year	2,707	$7.87	2,346	$7.80	1,936	$6.55
The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $73.0 million, $44.1 million and $44.5 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
2,811	$8.28	5.01	$167,623	2,707	$7.87	4.94	$162,518
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2014, 2013 and 2012, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2014		2013		2012
	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	5,244	$22.19	4,514	$19.51	3,292	$14.56
Granted	1,061	54.17	1,682	26.35	2,658	22.92
Forfeited	(958)	20.98	(410)	17.37	(758)	16.73
Vested	(837)	19.49	(542)	16.76	(678)	11.66
Outstanding, end of year	4,510	$30.42	5,244	$22.19	4,514	$19.51
Included in the table above are 1.0 million, 1.4 million and 2.0 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2014, 2013 and 2012, respectively. These performance-based restricted stock units have a weighted average fair value of $30.30 and have vesting that is tied to the achievement of certain combined annual operating income targets.
During the year ended December 31, 2014, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2014, 2013 and 2012, and recorded $38.4 million for a portion of these awards, including cumulative adjustments of $6.6 million during the three months ended March 31, 2014 and $3.8 million during the three months ended September 30, 2014. During the year ended December 31, 2013, the Company deemed the achievement of certain operating targets probable for the awards granted in 2013, 2012 and 2011, and recorded $30.8 million for a portion of these awards, including cumulative adjustments of $9.0 million during the three months ended March 31, 2013 and $11.3 million during the three months ended December 31, 2013. During the year ended December 31, 2012, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2011, and recorded $4.1 million for a portion of these awards, including a cumulative adjustment of $2.4 million during the three months ended March 31, 2012. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that the remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $2.7 million would have been recorded through December 31, 2014 for all performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.
Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 1.9 million shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $8.5 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $9.25 per share, which is the adjusted closing price of the Company’s Class A Common Stock on the date of issuance. As of December 31, 2014, all outstanding warrants were exercisable, and no warrants were exercised.

13. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $4.9 million, $2.7 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2014 and 2013, the Deferred Compensation Plan obligations were $4.5 million and $3.3 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2014 and 2013, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $4.7 million and $4.6 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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
As of December 31, 2014, the aggregate notional value of our outstanding foreign currency forward contracts was $123.3 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to eleven months. The majority of the Company's foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, the Company began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the year ended December 31, 2014, the Company reclassified $0.4 million from other comprehensive income to cost of goods sold related to foreign currency forward contracts designated as cash flow hedges. The fair values of the Company’s foreign currency forward contracts were assets of $806.0 thousand and $12.1 thousand as of December 31, 2014 and 2013, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Unrealized foreign currency exchange rate gains (losses)	$(11,739)	$(1,905)	$2,464
Realized foreign currency exchange rate gains (losses)	2,247	477	(182)
Unrealized derivative gains (losses)	1	13	675
Realized derivative gains (losses)	3,081	243	(3,030)
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
As of December 31, 2014, the aggregate notional value of our outstanding interest rate swap contracts was $188.1 million. During the years ended December 31, 2014 and 2013, the Company recorded a $1.7 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $0.6 million as of December 31, 2014, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $1.1 million as of December 31, 2013 and was included in other long term assets on the consolidated balance sheet.
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

15. Related Party Transactions
The Company has agreements to license software systems with a software company whose CEO is a director of the Company. During the years ended December 31, 2014, 2013 and 2012, the Company paid $5.2 million, $3.7 million and $1.9 million, respectively, in licensing fees and related support services to this company. There were no amounts payable to this related party as of December 31, 2014 and 2013.
The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $1.8 million, $1.0 million and $0.8 million in lease payments to the entity for its use of the aircraft during the years ended December 31, 2014, 2013 and 2012, respectively. No amounts were payable to this related party as of December 31, 2014 and 2013. The Company determined the lease payments were at or below fair market lease rates.
During 2014, the Company entered into a lease agreement with an entity controlled by the Company’s CEO to lease office space for business purposes. The lease has a 10 year term beginning in 2016 and lease payments are expected to begin at $1.1 million annually with an annual escalation of 2.0% thereafter. The Company determined the lease payments were at or below fair market lease rates.

16. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. The CODM also receives discrete financial information for the Company's

MapMyFitness business. Due to the insignificance of the EMEA, Latin America, Asia-Pacific and MapMyFitness operating segments, they have been combined into other foreign countries and businesses for disclosure purposes.
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

(In thousands)	Year Ended December 31,
	2014	2013	2012
Net revenues
North America	$2,796,390	$2,193,739	$1,726,733
Other foreign countries and businesses	287,980	138,312	108,188
Total net revenues	$3,084,370	$2,332,051	$1,834,921

(In thousands)	Year Ended December 31,
	2014	2013	2012
Operating income (loss)
North America	$372,347	$271,338	$200,084
Other foreign countries and businesses	(18,392)	(6,240)	8,611
Total operating income	353,955	265,098	208,695
Interest expense, net	(5,335)	(2,933)	(5,183)
Other expense, net	(6,410)	(1,172)	(73)
Income before income taxes	$342,210	$260,993	$203,439
Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Apparel	$2,291,520	$1,762,150	$1,385,350
Footwear	430,987	298,825	238,955
Accessories	275,425	216,098	165,835
Total net sales	2,997,932	2,277,073	1,790,140
Licensing and other revenues	86,438	54,978	44,781
Total net revenues	$3,084,370	$2,332,051	$1,834,921
As of December 31, 2014 and 2013, the majority of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $2,670.4 million, $2,082.5 million and $1,650.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2014
Net revenues	$641,607	$609,654	$937,908	$895,201	$3,084,370
Gross profit	300,690	299,952	465,300	446,264	1,512,206
Income from operations	26,856	34,694	146,106	146,299	353,955
Net income	13,538	17,690	89,105	87,709	208,042
Earnings per share-basic	$0.06	$0.08	$0.42	$0.41	$0.98
Earnings per share-diluted	$0.06	$0.08	$0.41	$0.40	$0.95
2013
Net revenues	$471,608	$454,541	$723,146	$682,756	$2,332,051
Gross profit	216,551	219,631	350,135	350,353	1,136,670
Income from operations	13,492	32,310	120,829	98,467	265,098
Net income	7,814	17,566	72,784	64,166	162,330
Earnings per share-basic	$0.04	$0.08	$0.34	$0.30	$0.77
Earnings per share-diluted	$0.04	$0.08	$0.34	$0.30	$0.75

18. Subsequent Events
Acquisitions
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS, a Denmark-based connected fitness company for $85 million, subject to adjustment for working capital. In connection with this acquisition, the Company incurred acquisition related expenses of approximately $0.8 million during the year ended December 31, 2014. These expenses were included in selling, general and administrative expenses on the consolidated statements of income. The operating results for this acquisition will be included in the Company’s consolidated statements of income from the date of acquisition. The Company is currently in the process of assessing the fair value of the assets acquired and liabilities assumed, which is expected to be final during the first quarter of 2015.

On February 3, 2015, the Company entered into an agreement to acquire MyFitnessPal, Inc. ("MyFitnessPal"). The purchase price for the acquisition will be $475 million in cash, which will be adjusted to reflect that the acquisition of MyFitnessPal by the Company at the closing on a debt free basis with MyFitnessPal's transaction expenses borne by the sellers. In addition, the aggregate purchase price payable at the closing is subject to an upward adjustment to reflect the amount of net cash held by MyFitnessPal at closing. The acquisition is currently expected to close during the first quarter of 2015, subject to the satisfaction of customary closing conditions, including among others, regulatory approvals, the continuing accuracy of representations and warranties and the execution of noncompetition agreements by certain key employee stockholders. The acquisition is expected to be funded through a combination of increased term loan borrowings, a draw on the increased revolving credit facility and cash on hand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2015 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
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
The information required by this Item is incorporated by reference herein from the 2015 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2015 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2015 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2015 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2010 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010. References to the Company’s 2011 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. References to the Company’s 2012 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012. References to the Company’s 2013 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

Exhibit No.

2.01
Agreement and Plan of Merger, dated as of November 8, 2013, among Under Armour, Inc., MMF Merger Sub, Inc., MapMyFitness, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 14, 2013).

2.02	Agreement and Plan of Merger, dated as of February 3, 2015, among Under Armour, Inc., Marathon Merger Sub, Inc., MyFitnessPal, Inc. and Fortis Advisors LLC.

3.01	Articles of Amendment (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed March 17, 2014).

3.02	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s Form 8-K filed February 21, 2013).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 7, 2006).

10.01
Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed June 2, 2014).

10.02	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 6, 2013).*

10.03
Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K) and Amendment One to this plan (incorporated by reference to Exhibit 10.14 of the Company’s 2010 Form 10-K).*

10.04	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.05 of the Company’s 2013 Form 10-K).*

10.05	Under Armour, Inc. Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending March 31, 2014).*

10.06
Restricted Stock Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan between Henry Stafford and the Company (incorporated by reference to Exhibit 10.07a of the Company's 2011 Form 10-K).*

10.07
Forms of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2007 Form 10-K and Exhibit 10.08 of the Company’s 2011 Form 10-K).*

10.08
Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.09 of the Company’s 2011 Form 10-K).*

10.09
Forms of Performance-Based Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibits 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009 and Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*

10.10	Amendment to Stock Option Awards Effective August 3, 2011 (incorporated by reference to Exhibit 10.11 of the Company's 2011 Form 10-K).*

Exhibit No.
10.11
Forms of Performance-Based Restricted Stock Unit Grant Agreement for U.S. Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.12 of the Company’s 2013 Form 10-K, Exhibit 10.12 of the Company's 2012 Form 10-K and Exhibit 10.12 of the Company's 2011 Form 10-K) and Supplement to Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2014).*

10.12
Form of Performance-Based Restricted Stock Unit Grant Agreement for International Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.13 of the Company's 2013 Form 10-K).*

10.13
Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.14 of the Company’s 2013 Form 10-K).*

10.14
Employment Agreement by and between Karl-Heinz Maurath and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of the Company's 2012 Form 10-K).*

10.15
Under Armour, Inc. 2015 Non-Employee Director Compensation Plan (filed herewith), Form of Initial Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006), Form of Annual Stock Option Award (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006) and Form of Annual Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.16
Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010) and Amendment One to this plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*

10.17	Change in Control Severance Agreement between Karl-Heinz Maurath and the Company (incorporated by reference to Exhibit 10.18 of the Company’s 2013 Form 10-K).*

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

Exhibit No.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chairman of the Board of Directors and Chief Executive Officer
Dated: February 20, 2015
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/S/ BRAD DICKERSON	Chief Financial Officer (principal accounting and financial officer)
Brad Dickerson

/S/ BYRON K. ADAMS, JR.	Director
Byron K. Adams, Jr.

/S/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/S/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/S/ ANTHONY W. DEERING	Director
Anthony W. Deering

/S/ KAREN W. KATZ	Director
Karen Katz

/S/ A.B. KRONGARD	Director
A.B. Krongard

/S/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/S/ ERIC T. OLSON	Director
Eric T. Olson

/S/ HARVEY L. SANDERS	Director
Harvey L. Sanders

/S/ THOMAS J. SIPPEL	Director
Thomas J. Sippel
Dated: February 20, 2015

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2014	$2,938	$1,028	$(273)	$3,693
For the year ended December 31, 2013	3,286	210	(558)	2,938
For the year ended December 31, 2012	4,070	(108)	(676)	3,286
Sales returns and allowances
For the year ended December 31, 2014	$34,102	$156,791	$(137,920)	$52,973
For the year ended December 31, 2013	32,919	135,739	(134,556)	34,102
For the year ended December 31, 2012	20,600	107,536	(95,217)	32,919
Deferred tax asset valuation allowance
For the year ended December 31, 2014	$8,091	$7,581	$(122)	$15,550
For the year ended December 31, 2013	3,996	4,095	—	8,091
For the year ended December 31, 2012	1,784	2,855	(643)	3,996