Form 10-Q
period 2015-03-31
Under Armour, Inc.
filed 2015-05-01
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2015 there were 179,386,971 shares of Class A Common Stock and 36,150,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$232,040	$593,175	$179,926
Accounts receivable, net	395,917	279,835	331,299
Inventories	577,947	536,714	472,244
Prepaid expenses and other current assets	162,609	87,177	100,857
Deferred income taxes	65,966	52,498	40,831
Total current assets	1,434,479	1,549,399	1,125,157
Property and equipment, net	359,489	305,564	240,721
Goodwill	595,492	123,256	123,388
Intangible assets, net	87,075	26,230	31,571
Deferred income taxes	14,104	33,570	35,538
Other long term assets	57,415	57,064	42,641
Total assets	$2,548,054	$2,095,083	$1,599,016
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$—	$100,000
Accounts payable	252,051	210,432	166,920
Accrued expenses	137,482	147,681	103,844
Current maturities of long term debt	43,347	28,951	4,812
Other current liabilities	15,339	34,563	11,676
Total current liabilities	448,219	421,627	387,252
Long term debt, net of current maturities	383,500	255,250	46,846
Revolving credit facility, long term	250,000	—	—
Other long term liabilities	81,809	67,906	56,341
Total liabilities	1,163,528	744,783	490,439
Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2015, December 31, 2014 and March 31,2014; 179,386,971 shares issued and outstanding as of March 31, 2015, 177,295,988 shares issued and outstanding as of December 31, 2014 and 173,730,570 shares issued and outstanding as of March 31, 2014.	60	59	58
Class B Convertible Common Stock, $0.0003 1/3 par value; 36,150,000 shares authorized, issued and outstanding as of March 31, 2015, 36,600,000 shares authorized, issued and outstanding as of December 31, 2014 and 39,375,000 shares authorized, issued and outstanding as of March 31, 2014.	12	12	13
Additional paid-in capital	554,928	508,350	443,132
Retained earnings	856,640	856,687	664,870
Accumulated other comprehensive income (loss)	(27,114)	(14,808)	504
Total stockholders’ equity	1,384,526	1,350,300	1,108,577
Total liabilities and stockholders’ equity	$2,548,054	$2,095,083	$1,599,016
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net revenues	$804,941	$641,607
Cost of goods sold	427,277	340,917
Gross profit	377,664	300,690
Selling, general and administrative expenses	349,997	273,834
Income from operations	27,667	26,856
Interest expense, net	(2,210)	(846)
Other expense, net	(1,840)	(874)
Income before income taxes	23,617	25,136
Provision for income taxes	11,889	11,598
Net income	$11,728	$13,538
Net income available per common share
Basic	$0.05	$0.06
Diluted	$0.05	$0.06
Weighted average common shares outstanding
Basic	214,697	212,383
Diluted	219,616	216,912
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$11,728	$13,538
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,829)	(1,577)
Unrealized gain (loss) on cash flow hedge, net of tax of ($65) and ($78) for the three months ended March 31, 2015 and 2014.	523	(113)
Total other comprehensive loss	(12,306)	(1,690)
Comprehensive income (loss)	$(578)	$11,848
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$11,728	$13,538
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	21,308	17,320
Unrealized foreign currency exchange rate losses	21,416	655
Loss on disposal of property and equipment	227	52
Stock-based compensation	9,043	13,220
Deferred income taxes	4,049	(6,913)
Changes in reserves and allowances	5,792	2,282
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(127,439)	(121,091)
Inventories	(50,303)	(3,915)
Prepaid expenses and other assets	(39,899)	(15,479)
Accounts payable	40,066	7,141
Accrued expenses and other liabilities	(14,264)	(25,841)
Income taxes payable and receivable	(58,250)	(28,505)
Net cash used in operating activities	(176,526)	(147,536)
Cash flows from investing activities
Purchases of property and equipment	(68,619)	(39,715)
Purchase of businesses, net of cash acquired	(539,109)	(10,924)
Purchases of other assets	(2,494)	(261)
Net cash used in investing activities	(610,222)	(50,900)
Cash flows from financing activities
Proceeds from revolving credit facility	250,000	—
Proceeds from term loan	150,000	—
Payments on long term debt	(7,355)	(1,265)
Excess tax benefits from stock-based compensation arrangements	34,613	24,038
Proceeds from exercise of stock options and other stock issuances	2,922	8,627
Payments of debt financing costs	(946)	—
Net cash provided by financing activities	429,234	31,400
Effect of exchange rate changes on cash and cash equivalents	(3,621)	(527)
Net decrease in cash and cash equivalents	(361,135)	(167,563)
Cash and cash equivalents
Beginning of period	593,175	347,489
End of period	$232,040	$179,926

Non-cash investing and financing activities
Decrease in accrual for property and equipment	$(195)	$(8,650)
Property and equipment acquired under build-to-suit leases	5,631	—
Non-cash acquisition of business	—	11,233
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1. Description of the Business
Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear and accessories. These products are sold worldwide and worn by athletes at all levels, from youth to professional on playing fields around the globe, as well as by consumers with active lifestyles. The Company's Connected FitnessTM platform powers the world's largest digital health and fitness community. The Company uses this platform to connect with its consumers and increase awareness and sales of its products.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 (the “2014 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other portions thereof.
On March 17, 2014 the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on April 14, 2014. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS (“Endomondo”), a Denmark-based digital connected fitness company. On March 17, 2015, the Company acquired 100% of the outstanding equity of MyFitnessPal, Inc. (“MFP”), a digital nutrition and connected fitness company. Both companies were acquired to expand the Company’s Connected Fitness community. The initial purchase price allocation for each acquisition is reflected in the consolidated balance sheet as of March 31, 2015. These purchase price allocations are preliminary, pending the finalization of deferred tax assets and liabilities and the valuations for certain intangible assets.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company had a customer in North America that individually accounted for 21.5%, 23.4% and 30.9% of accounts receivable as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Company's largest customer accounted for 12.9% and 16.7% of net revenues as of March 31, 2015 and 2014, respectively.
Allowance for Doubtful Accounts
As of March 31, 2015, December 31, 2014 and March 31, 2014, the allowance for doubtful accounts was $5.4 million, $3.7 million and $3.4 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $13.0 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is currently effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB voted for a proposed one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted.
In February 2015, the FASB issued an Accounting Standard Update which amends the current consolidation guidance. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within fiscal years beginning after December 15, 2016, with early adoption permitted.
In April 2015, the FASB issued an Accounting Standard Update which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.
The Company is currently evaluating these standards to determine the impact of their adoption on its consolidated financial statements.
Recently Adopted Accounting Standards
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

3. Acquisitions
Endomondo
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo, a Denmark-based digital connected fitness company, to expand the Company’s Connected Fitness community for $85.0 million, adjusted for working capital.
The Company recognized $0.6 million and $0.8 million in acquisition related costs that were expensed during the three months ended March 31, 2015 and December 31, 2014 , respectively. These costs are included in the consolidated statement of income in the line item entitled “Selling, general and administrative expenses.” Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company
MyFitnessPal
On March 17, 2015, the Company acquired 100% of the outstanding equity of MFP, a digital nutrition and connected fitness company, to expand the Company’s Connected Fitness community. The final adjusted transaction value totaled $474.0 million. The total consideration of $463.9 million was adjusted to reflect the accelerated vesting of certain share awards of MFP, which are not conditioned upon continued employment, and transaction cost borne by the selling shareholders. The acquisition was funded with $400.0 million of increased term loan borrowings and a draw on the revolving credit facility, with the remaining amount funded by cash on hand.
The Company recognized $5.7 million of acquisition related costs that were expensed during the current period. These costs are included in the consolidated statement of income in the line item entitled “Selling, general and administrative expenses.”

The following represents the pro forma consolidated income statement as if MFP had been included in the consolidated results of the Company for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net revenues	$808,636	$645,344
Net Income	10,413	6,807
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of MFP to reflect the acquisition as if it closed on January 1, 2014. Pro forma net income for the three months ended March 31, 2014 reflects the impact of $5.7 million in transaction expenses included in the consolidated statement of income for the three months ended March 31, 2015, but excluded from the calculation of pro forma net income for that period.
These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates, with the remaining unallocated purchase price recorded as goodwill. These purchase price allocations are preliminary, pending the finalization of deferred tax assets and liabilities and the valuations for intangible assets. The Company expects to finalize the purchase price and goodwill allocations to reportable segments during the second quarter of 2015. The following table summarizes the allocation of estimated fair values of the net assets acquired during the three months ended March 31, 2015, including the related estimated useful lives, where applicable:

	MyFitnessPal		Endomondo
	(in thousands)	Useful life (in years)	(in thousands)	Useful life (in years)

Finite-lived intangible assets:
User base	$38,300	10	$10,600	10
Nutrition database	4,500	10	—	0
Technology	3,200	5	5,000	5
Trade name	2,300	5	400	5
Other net assets acquired (net liabilities assumed)	8,896		(1,925)
Net assets acquired	$57,196		$14,075
Goodwill	406,731		73,169
Total fair value of consideration	$463,927		$87,244
The Company estimated the acquisition date fair values of intangible assets based on income-based discounted cash flow models using estimates and assumptions regarding future operations. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives.
The goodwill recorded as a result of the acquisitions primarily reflects unidentified intangible assets acquired, including operational synergies across the Company, assembled workforces, the value of integrating acquired technologies and engaging and growing the connected fitness community. None of the goodwill is expected to be deductible for tax purposes.

4. Credit Facility and Other Long Term Debt
Credit Facility
In May 2014, the Company entered into a new unsecured $650.0 million credit facility and terminated its prior $325.0 million secured revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement initially provided for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million initial term loan, which was drawn in full at the closing of the credit agreement, and $100.0 million delayed draw term loan, which was drawn in full in November 2014 for general corporate purposes. In March 2015, the Company amended the credit agreement, providing an additional $150.0 million of term loan borrowings, which were borrowed on the closing date of the amendment, resulting in aggregate term loan borrowings under the credit agreement of $400.0 million. This amendment also increased revolving credit facility commitments available under the credit agreement from $400.0 million to $800.0 million, of which the Company borrowed $250.0 million on the closing date of the amendment. These additional borrowings were used to fund, in part, the acquisition of MFP. At the Company's request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended.

Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were no significant letters of credit or swingline loans outstanding as of March 31, 2015.
The Company used $100.0 million of the proceeds from the initial term loan to repay the $100.0 million outstanding under the Company's prior revolving credit facility. No penalties or other early termination fees were incurred in connection with the termination of the prior revolving credit facility.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2015, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the initial term loan, delayed draw term loan, new term loan and revolving credit facility were 1.20%, 1.20%, 1.31% and 1.31% during the three months ended March 31, 2015, respectively. $250.0 million was outstanding under the Company’s revolving credit facility as of March 31, 2015. Additionally, the Company pays a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of March 31, 2015, the commitment fee was 15.0 basis points. The Company incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including the Company’s credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if the Company pays outstanding amounts ahead of the scheduled terms. At March 31, 2015, December 31, 2014 and March 31, 2014, the outstanding principal balance under these agreements was $1.3 million, $2.0 million and $4.2 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1% and 3.2% for the three months ended March 31, 2015 and 2014, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2015, December 31, 2014 and March 31, 2014, the outstanding balance on the loan was $45.5 million, $46.0 million and $47.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three months ended March 31, 2015 and 2014.
Interest expense, net was $2.2 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and other long term debt facilities.

The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

5. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2014 Form 10-K other than those which occur in the normal course of business.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	March 31, 2015			December 31, 2014			March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	$—	$3,187	$—	$—	$806	$—	$—	$62	$—
Interest rate swap contracts (see Note 8)	—	(2,535)	—	—	(607)	—	—	896	—
TOLI policies held by the Rabbi Trust	—	4,747	—	—	4,734	—	—	4,638	—
Deferred Compensation Plan obligations	—	(4,798)	—	—	(4,525)	—	—	(3,995)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The interest rate swap contracts represent gains and losses on the derivative contracts, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
The carrying value of the Company's long term debt approximated its fair value as of March 31, 2015 and 2014. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

7. Stock-Based Compensation
During the three months ended March 31, 2015, 0.7 million performance-based restricted stock units and 0.3 million performance-based options were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2015 and 2016. Upon the achievement of the targets, one third of the restricted stock units will vest each in February 2017, February 2018 and February 2019. If certain lower levels of combined annual operating income for 2015 and 2016 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain operating income targets for 2015 and 2016 probable during the three months ended March 31, 2015. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $1.3 million would have been recorded during the three months ended March 31, 2015, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.
During 2014, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2014 and 2015. During the three months ended September 30, 2014, the Company deemed the achievement of certain operating income targets for 2014 and 2015 probable and recorded a cumulative adjustment of $3.8 million. Additional stock based compensation of up to $3.5 million would have been recorded during the three months ended March 31, 2015, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
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
The Company issued approximately 289.7 thousand options to purchase shares of the Company’s Class A common stock in connection with the acquisition of MFP, which are conditioned upon continuous employment. These shares have been excluded from purchase consideration and will be recognized over the requisite service period as stock-based compensation.

8. Risk Management and Derivatives
Foreign Currency Risk Management
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. From time to time, the Company may elect to enter into foreign currency contracts to reduce the risk associated with foreign currency exchange rate fluctuations on intercompany transactions and projected inventory purchases for its international subsidiaries. As the Company expands its international business, it may expand the current hedging program to include additional currency pairs and instruments.
As of March 31, 2015, the aggregate notional value of the Company's outstanding foreign currency contracts was $309.0 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to eight months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, the Company began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three months ended March 31, 2015, the Company reclassified $0.4 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of the Company's foreign currency contracts were assets of $3.2 million, $0.8 million, and $0.1 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended March 31,
(In thousands)	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$(21,416)	$(655)
Realized foreign currency exchange rate gains (losses)	6,341	451
Unrealized derivative gains (losses)	217	70
Realized derivative gains (losses)	13,018	(740)
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 4 for a discussion of long term debt.
As of March 31, 2015, the notional value of the Company's outstanding interest rate swap contracts was $183.8 million. During the three months ended March 31, 2015 and 2014, the Company recorded a $0.7 million and $0.1 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $2.5 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $0.9 million as of March 31, 2014, and was included in other long term assets on the consolidated balance sheet.
The Company enters into derivative contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the foreign currency contracts. However, the Company monitors the credit quality of these financial institutions and considers the risk of counterparty default to be minimal.

9. Provision for Income Taxes
The effective rates for income taxes were 50.3% and 46.1% for the three months ended March 31, 2015 and 2014, respectively. The annual effective tax rate is expected to be approximately 41.0%.

10. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Numerator
Net income	$11,728	$13,538
Denominator
Weighted average common shares outstanding	214,697	212,383
Effect of dilutive securities	4,919	4,529
Weighted average common shares and dilutive securities outstanding	219,616	216,912
Earnings per share - basic	$0.05	$0.06
Earnings per share - diluted	$0.05	$0.06

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 411.8 thousand and 16.8 thousand shares of common stock outstanding for the three months ended March 31, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

11. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Beginning in the first quarter of 2015, the CODM began receiving discrete financial information for the Company's Connected Fitness business. Following the completion of the Company's acquisition of Endomondo and MFP in 2015, the Company has determined its Connected Fitness business is significant and will no longer be combined into other foreign countries for disclosure purposes. Due to the insignificance of the Latin America, EMEA and Asia-Pacific operating segments, they continue to be combined into other foreign countries for disclosure purposes.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income (loss) is a primary financial measure used by the Company to evaluate performance of each segment. Intercompany balances were eliminated for separate disclosure. The majority of corporate service costs within North America have not been allocated to other foreign countries or Connected Fitness; however, certain costs and revenues included within North America in the prior period have been allocated to Connected Fitness in the current period. Prior period segment data has been recast by an immaterial amount within the tables below to conform to current period presentation.

	Three Months Ended March 31,
(In thousands)	2015	2014
Net revenues
North America	$700,512	$582,537
Other foreign countries	95,998	55,103
Connected Fitness	8,431	3,967
Total net revenues	$804,941	$641,607

	Three Months Ended March 31,
(In thousands)	2015	2014
Operating income (loss)
North America	$38,369	$32,920
Other foreign countries	4,334	(654)
Connected Fitness	(15,036)	(5,410)
Total operating income	27,667	26,856
Interest expense, net	(2,210)	(846)
Other expense, net	(1,840)	(874)
Income before income taxes	$23,617	$25,136

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Apparel	$555,455	$459,249
Footwear	160,966	114,044
Accessories	63,151	51,538
Total net sales	779,572	624,831
License revenues	16,938	12,809
Connected Fitness	8,431	3,967
Total net revenues	$804,941	$641,607

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) (our “2014 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

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

Overview
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. Our Connected Fitness platform powers the world's largest digital health and fitness community and our strategy is focused on connecting with these consumers and increasing awareness and sales of our products. We plan to grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.
Our net revenues grew to $3,084.4 million in 2014 from $1,063.9 million in 2010. We reported net revenues of $804.9 million for the first three months of 2015, which represented a 25.4% increase from the first three months of 2014. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2015 include Armour baselayer, our first signature basketball shoe, the Curry One, as well as new UA SpeedForm® running introductions, the SpeedForm Gemini and the SpeedForm Apollo Vent.
Our operating segments include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); Asia-Pacific; and Connected Fitness. Due to the insignificance of the Latin America, EMEA, Asia-Pacific operating segments, they have been combined into other foreign countries for disclosure purposes.
Segment operating income consists of the revenues generated by that segment, less the cost of goods sold and selling, general and administrative costs that are incurred directly by that segment, as well as an allocation of certain centrally managed costs. Corporate services costs, which are generally included in our North America operating segment, include company-wide administrative costs.

General
Net revenues comprise net sales, license revenues and Connected Fitness revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on our products. Our Connected Fitness revenues consist of digital advertising, digital fitness platform licenses and subscriptions from our Connected Fitness business.
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made primarily of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with license and other revenues, primarily website hosting and other costs related to our Connected Fitness business.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $13.0 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Beginning in March 31, 2015, we consolidated our selling, general and administrative expenses into two primary categories; marketing and other. The other category is the sum of our previously outlined selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops.

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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net revenues	$804,941	$641,607
Cost of goods sold	427,277	340,917
Gross profit	377,664	300,690
Selling, general and administrative expenses	349,997	273,834
Income from operations	27,667	26,856
Interest expense, net	(2,210)	(846)
Other expense, net	(1,840)	(874)
Income before income taxes	23,617	25,136
Provision for income taxes	11,889	11,598
Net income	$11,728	$13,538

	Three Months Ended March 31,
(As a percentage of net revenues)	2015	2014
Net revenues	100.0%	100.0%
Cost of goods sold	53.1%	53.1%
Gross profit	46.9%	46.9%
Selling, general and administrative expenses	43.5%	42.7%
Income from operations	3.4%	4.2%
Interest expense, net	(0.3)%	(0.1)%
Other expense, net	(0.2)%	(0.2)%
Income before income taxes	2.9%	3.9%
Provision for income taxes	1.4%	1.8%
Net income	1.5%	2.1%
Consolidated Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net revenues increased $163.3 million, or 25.4%, to $804.9 million for the three months ended March 31, 2015 from $641.6 million for the same period in 2014. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$555,455	$459,249	$96,206	20.9%
Footwear	160,966	114,044	46,922	41.1%
Accessories	63,151	51,538	11,613	22.5%
Total net sales	779,572	624,831	154,741	24.8%
License revenues	16,938	12,809	4,129	32.2%
Connected Fitness	8,431	3,967	4,464	112.5%
Total net revenues	$804,941	$641,607	$163,334	25.4%
The increase in net sales was driven by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and running apparel; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenue grew $4.1 million, or 32.2%, to $16.9 million driven by distribution and unit volume growth by our licensees, primarily by distribution of our product in Japan.
Connected Fitness revenue grew $4.4 million, or 112.5%, to $8.4 million primarily driven by the acquisitions of  MyFitnessPal and Endomondo during the first quarter of 2015.
Gross profit increased $77.0 million to $377.7 million for the three months ended March 31, 2015 from $300.7 million for the same period in 2014. Gross profit as a percentage of net revenues, or gross margin, remained unchanged at 46.9% for the three months ended March 31, 2015 and 2014. The gross margin percentage remained flat primarily driven by the following:

•
approximate 110 basis points increase driven primarily by North American apparel and footwear product margins.  We expect the favorable North American apparel and footwear product margin impact to continue through the remainder of 2015, but on a more limited basis.

The above increase was offset by:

•
approximate 60 basis point decrease driven by higher inbound airfreight costs necessary to service our customers partially due to unplanned West Coast port delays. We expect this unfavorable airfreight impact to continue through the second quarter; and

•
approximate 50 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our international businesses, which we expect to continue through the rest of the year based on current rates.

Selling, general and administrative expenses increased $76.2 million to $350.0 million for the three months ended March 31, 2015 from $273.8 million for the same period in 2014. As a percentage of net revenues, selling, general and administrative expenses increased to 43.5% for the three months ended March 31, 2015 compared to 42.7% for the same period in 2014. These changes were primarily attributable to the following:

•
Marketing costs increased $19.6 million to $107.6 million for the three months ended March 31, 2015 from $88.0 million for the same period in 2014. This increase was primarily due to key North American television marketing campaigns and increased retail and sports marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 13.4% for the three months ended March 31, 2015 from 13.7% for the same period in 2014.

•
Other costs increased $56.6 million to $242.4 million for the three months ended March 31, 2015 from $185.8 million for the same period in 2014. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. This increase is also due to additional investment in our Connected Fitness business, including the impact of $6.3 million in one-time acquisition related costs. As a percentage of net revenues, other costs increased to 30.1% for the three months ended March 31, 2015 from 29.0% for the same period in 2014.

Income from operations increased $0.8 million, or 3.0%, to $27.7 million for the three months ended March 31, 2015 from $26.9 million for the same period in 2014. Income from operations as a percentage of net revenues decreased to 3.4% for the three months ended March 31, 2015 from 4.2% for the same period in 2014.
Interest expense, net increased $1.4 million to $2.2 million for the three months ended March 31, 2015 from $0.8 million for the same period in 2014. This increase was primarily due to interest on the $250.0 million terms loans we entered into during 2014 and an increase of $400.0 million in term loan and revolving credit facility borrowings during the three months ended March 31, 2015.
Other expense, net increased $0.9 million to $1.8 million for the three months ended March 31, 2015 from $0.9 million for the same period in 2014. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $0.3 million to $11.9 million during the three months ended March 31, 2015 from $11.6 million during the same period in 2014. For the three months ended March 31, 2015, our effective tax rate was 50.3% compared to 46.1% for the same period in 2014. The effective rate for the three months ended March 31, 2015 was higher than the effective tax rate for the three months ended March 31, 2014 primarily due to continued international investments, along with increased non-deductible costs incurred in connection with our Connected Fitness acquisitions in the three months ended March 31, 2015. Our 2015 annual effective tax rate is expected to be approximately 41.0%.

Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate service costs within North America have not been allocated to other foreign countries or Connected Fitness; however, certain costs and revenues included within North America in the prior period have been allocated to Connected Fitness in the current period. Prior period segment data has been recast by an immaterial amount within the tables to conform to the current period presentation.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net revenues by segment are summarized below:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change	% Change
North America	$700,512	$582,537	$117,975	20.3%
Other foreign countries	95,998	55,103	40,895	74.2%
Connected Fitness	8,431	3,967	4,464	112.5%
Total net revenues	$804,941	$641,607	$163,334	25.5%
Net revenues in our North America operating segment increased $118.0 million to $700.5 million for the three months ended March 31, 2015 from $582.5 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $40.9 million to $96.0 million for the three months ended March 31, 2015 from $55.1 million for the same period in 2014 primarily due to unit sales growth in our EMEA and Asia-Pacific operating segments. Net revenues in our Connected Fitness operating segment increased $4.4 million to $8.4 million for the three months ended March 31, 2015 from $4.0 million for the same period in 2014 primarily due to growth of MapMyFitness and revenues generated from Endomondo and MyFitnessPal, which were acquired in the three months ended March 31, 2015.
Operating income (loss) by segment is summarized below:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change	% Change
North America	$38,369	$32,920	$5,449	16.6%
Other foreign countries	4,334	(654)	4,988	762.7%
Connected Fitness	(15,036)	(5,410)	(9,626)	177.9%
Total operating income	$27,667	$26,856	$811	3.0%
Operating income in our North America operating segment increased $5.5 million to $38.4 million for the three months ended March 31, 2015 from $32.9 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income (loss) in other foreign countries increased $5.0 million to $4.3 million for the three months ended March 31, 2015 from $(0.7) million for the same period in 2014 primarily due to growth in our Asia-Pacific and EMEA operating segments. Operating loss in our Connected Fitness segment increased $9.6 million to $15.0 million for the three months ended March 31, 2015 from $5.4 million for the same period in 2014 primarily due to acquisition costs related to MyFitnessPal and Endomondo.

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
In January 2015, we completed our acquisition of Endomondo. The purchase price was funded with the proceeds from our $100.0 million delayed draw term loan, which we drew in November 2014 for general corporate purposes. In March 2015, we completed our acquisition of MyFitnessPal. The purchase was funded through a combination of $250.0 million revolving credit facility borrowings, $150.0 million of term loan facility borrowings and cash on hand.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(176,526)	$(147,536)
Investing activities	(610,222)	(50,900)
Financing activities	429,234	31,400
Effect of exchange rate changes on cash and cash equivalents	(3,621)	(527)
Net decrease in cash and cash equivalents	$(361,135)	$(167,563)
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
Cash used in operating activities increased $29.0 million to $176.5 million for the three months ended March 31, 2015 from $147.5 million during the same period in 2014. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $62.4 million and a decrease in net income of $1.8 million, partially offset by an increase in adjustments to net income for non-cash items of $35.2 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in inventory investments of $46.4 million in the current period as compared to the prior period primarily due to the international business building inventory to support future growth; and

•
a larger increase in taxes payable and receivable of $29.7 million in the current period compared to the prior period, primarily due to our net operating loss position in the current period as compared to the prior period, which would result in a refund of taxes paid in prior years; partially offset by

•	a larger increase in accounts payable of $32.9 million in the current period as compared to the prior period, due to the timing of payments.
Adjustments to net income for non-cash items increased in the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments in the current period as compared to the prior period.
Investing Activities
Cash used in investing activities increased $559.3 million to $610.2 million for the three months ended March 31, 2015 from $50.9 million for the same period in 2014, primarily due to our acquisitions of MFP and Endomondo during the first quarter of 2015.
Capital expenditures for the full year 2015 are expected to be approximately $330.0 million to $340.0 million, comprised primarily of investments in a new distribution facility in North America, expansion of our corporate headquarters, retail store buildouts and fixtures.
Financing Activities
Cash provided by financing activities increased $397.8 million to $429.2 million for the three months ended March 31, 2015 from $31.4 million for the same period in 2014. This increase was primarily due to our amended credit agreement that provided an additional $150.0 million in term loan facility proceeds and $250.0 million in revolving credit facility proceeds during the three months ended March 31, 2015.

Credit Facility
In May 2014, we entered into a new unsecured $650.0 million credit agreement and terminated our prior $325.0 million secured revolving credit facility. The credit agreement has a term of five years through May 2019, with permitted extensions under certain circumstances. The credit agreement initially provided for a committed revolving credit facility of $400.0 million, in addition to an aggregate term loan commitment of $250.0 million, consisting of a $150.0 million initial term loan, which was drawn in full at the closing of the credit agreement, and $100.0 million delayed draw term loan, which was drawn in full in November 2014 for general corporate purposes. In March 2015, we amended the credit agreement, providing an additional $150.0 million of term loan borrowings, which were borrowed on the closing date of the amendment, resulting in aggregate term loan borrowings under the credit agreement of $400.0 million. This amendment also increased revolving credit facility commitments available under the credit agreement from $400.0 million to $800.0 million, of which we borrowed $250.0 million on the closing date. These additional borrowings were used to fund, in part, the acquisition of MyFitnessPal, Inc. At our request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were no significant letters of credit or swingline loans outstanding as of March 31, 2015.
We used $100.0 million of the proceeds from the initial term loan to repay the $100.0 million outstanding under our revolving credit facility. No penalties or other early termination fees were incurred in connection with the termination of the prior revolving credit facility.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of March 31, 2015, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the initial term loan, delayed draw term loan, new term loan and revolving credit facility were 1.20%, 1.20%, 1.31% and 1.31% during the three months ended March 31, 2015, respectively. $250.0 million was outstanding under our revolving credit facility as of March 31, 2015. We pay a commitment fee on the average daily unused amount of the revolving credit facility, a ticking fee on the undrawn amounts under the delayed draw term loan and certain fees with respect to letters of credit. As of March 31, 2015, the commitment fee was 15.0 basis points. We incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.

Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. As these agreements are not committed facilities, each advance is subject to approval by the lenders. Additionally, these agreements include a cross default provision whereby an event of default under other debt obligations, including our credit facility, will be considered an event of default under these agreements. These agreements require a prepayment fee if we pay outstanding amounts ahead of the scheduled terms. At March 31, 2015, December 31, 2014 and March 31, 2014, the outstanding principal balance under these agreements was $1.3 million, $2.0 million and $4.2 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.1% and 3.2% for the three months ended March 31, 2015 and 2014, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2015, December 31, 2014 and March 31, 2014, the outstanding balance on the loan was $45.5 million, $46.0 million and $47.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three months ended March 31, 2015 and 2014.
Interest expense, net was $2.2 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
There were no significant changes to the contractual obligations reported in our 2014 Form 10-K other than those which occur in the normal course of business.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2014 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2014 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2015.

Recently Issued Accounting Standards
In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is currently effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted.
In February 2015, the FASB issued an Accounting Standard Update which amends the current consolidation guidance. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within fiscal years beginning after December 15, 2016, with early adoption permitted.
In April 2015, the FASB issued an Accounting Standard Update which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted.
We are currently evaluating these standards to determine the impact of their adoption on our consolidated financial statements.
Recently Adopted Accounting Standards
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
From time to time, we may elect to use foreign currency contracts to reduce the risk from exchange rate fluctuations primarily for our international subsidiaries. As we expand our international business, we anticipate expanding our current hedging program to include additional currency pairs and instruments. We do not enter into derivative financial instruments for speculative or trading purposes.
As of March 31, 2015, the aggregate notional value of our outstanding foreign currency contracts was $309.0 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities of one to eight months. The foreign currency contracts outstanding as of March 31, 2015 have weighted average contractual foreign currency exchange rates of 1.23 CAD per $1.00, €0.92 per $1.00, 130.97 JPY per €1.00, 16.40 MXN per €1.00 and £0.74 per €1.00. A portion of our foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During the second quarter of 2014, we began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three months ended March 31, 2015, we reclassified $0.4 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of our foreign currency contracts were assets of $3.2 million, $0.8 million, and $0.1 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended March 31,
(In thousands)	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$(21,416)	$(655)
Realized foreign currency exchange rate gains (losses)	6,341	451
Unrealized derivative gains (losses)	217	70
Realized derivative gains (losses)	13,018	(740)
We enter into foreign currency contracts with major financial institutions with investment grade credit ratings and are exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the foreign currency contracts. However, we monitor the credit quality of these financial institutions and consider the risk of counterparty default to be minimal. Although we have entered into foreign currency contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows, we cannot be assured that foreign currency exchange rate fluctuations will not have a material adverse impact on our financial condition and results of operations.
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

As of March 31, 2015, the notional value of our outstanding interest rate swap contracts was $183.8 million. During the three months ended March 31, 2015 and 2014, we recorded a $0.7 million and $0.1 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $2.5 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of and $0.9 million as of March 31, 2014, and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2015.
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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit No.

2.01
Agreement and Plan of Merger, dated as of February 3, 2015, among Under Armour, Inc., Marathon Merger Sub, Inc., MyFitnessPal, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.02 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.01
Amendment No. 1, dated as of March 17, 2015, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, to the Credit Agreement (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed March 17, 2015).

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
Brad Dickerson
Chief Operating Officer and Chief Financial Officer
Date: May 1, 2015