Form 10-Q
period 2015-06-30
Under Armour, Inc.
filed 2015-08-04
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2015 there were 179,961,526 shares of Class A Common Stock and 35,700,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$171,236	$593,175	$300,434
Accounts receivable, net	353,406	279,835	269,133
Inventories	836,605	536,714	662,388
Prepaid expenses and other current assets	125,130	87,177	97,190
Deferred income taxes	71,559	52,498	39,174
Total current assets	1,557,936	1,549,399	1,368,319
Property and equipment, net	430,536	305,564	255,018
Goodwill	591,771	123,256	123,395
Intangible assets, net	83,746	26,230	30,776
Deferred income taxes	32,387	33,570	37,706
Other long term assets	65,882	57,064	48,731
Total assets	$2,762,258	$2,095,083	$1,863,945
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$375,431	$210,432	$334,001
Accrued expenses	150,824	147,681	110,649
Current maturities of long term debt	42,737	28,951	19,650
Other current liabilities	22,303	34,563	15,945
Total current liabilities	591,295	421,627	480,245
Long term debt, net of current maturities	373,003	255,250	176,987
Revolving credit facility	300,000	—	—
Other long term liabilities	82,380	67,906	65,954
Total liabilities	1,346,678	744,783	723,186
Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2015, December 31, 2014 and June 30, 2014; 179,961,526 shares issued and outstanding as of June 30, 2015, 177,295,988 shares issued and outstanding as of December 31, 2014 and 174,528,423 shares issued and outstanding as of June 30, 2014.	60	59	58
Class B Convertible Common Stock, $0.0003 1/3 par value; 35,700,000 shares authorized, issued and outstanding as of June 30, 2015, 36,600,000 shares authorized, issued and outstanding as of December 31, 2014 and 38,750,000 shares authorized, issued and outstanding as of June 30, 2014.	12	12	13
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2015; 0 shares issued and outstanding as of June 30, 2015, December 31, 2014 and June 30, 2014.	—	—	—
Additional paid-in capital	572,263	508,350	458,854
Retained earnings	870,640	856,687	681,380
Accumulated other comprehensive income (loss)	(27,395)	(14,808)	454
Total stockholders’ equity	1,415,580	1,350,300	1,140,759
Total liabilities and stockholders’ equity	$2,762,258	$2,095,083	$1,863,945
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$783,577	$609,654	$1,588,518	$1,251,261
Cost of goods sold	404,524	309,702	831,801	650,619
Gross profit	379,053	299,952	756,717	600,642
Selling, general and administrative expenses	347,152	265,258	697,149	539,092
Income from operations	31,901	34,694	59,568	61,550
Interest expense, net	(4,262)	(1,227)	(6,472)	(2,073)
Other income (expense), net	41	247	(1,799)	(627)
Income before income taxes	27,680	33,714	51,297	58,850
Provision for income taxes	12,914	16,024	24,803	27,622
Net income	$14,766	$17,690	$26,494	$31,228
Net income available per common share
Basic	$0.07	$0.08	$0.12	$0.15
Diluted	$0.07	$0.08	$0.12	$0.14
Weighted average common shares outstanding
Basic	215,590	213,188	215,146	212,788
Diluted	219,921	217,294	219,721	217,134
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$14,766	$17,690	$26,494	$31,228
Other comprehensive income (loss):
Foreign currency translation adjustment	603	359	(12,226)	(1,218)
Unrealized loss on cash flow hedge, net of tax of ($127) and ($287) for the three months ended June 30, 2015 and 2014, respectively, and ($192) and ($365) for the six months ended June 30, 2015 and 2014, respectively.	(884)	(409)	(361)	(522)
Total other comprehensive loss	(281)	(50)	(12,587)	(1,740)
Comprehensive income	$14,485	$17,640	$13,907	$29,488
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$26,494	$31,228
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	46,064	34,347
Unrealized foreign currency exchange rate (gains) losses	19,223	(100)
Loss on disposal of property and equipment	260	73
Stock-based compensation	21,296	23,860
Deferred income taxes	(15,539)	(7,388)
Changes in reserves and allowances	10,710	1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(85,104)	(53,090)
Inventories	(312,745)	(195,406)
Prepaid expenses and other assets	(21,082)	(16,514)
Accounts payable	170,131	175,674
Accrued expenses and other liabilities	643	(14,286)
Income taxes payable and receivable	(40,264)	(24,065)
Net cash used in operating activities	(179,913)	(45,666)
Cash flows from investing activities
Purchases of property and equipment	(165,485)	(68,901)
Purchase of businesses, net of cash acquired	(539,460)	(10,924)
Purchases of other assets	(2,321)	(260)
Net cash used in investing activities	(707,266)	(80,085)
Cash flows from financing activities
Proceeds from revolving credit facility	300,000	—
Payments on revolving credit facility	—	(100,000)
Proceeds from term loan	150,000	150,000
Payments on long term debt	(18,461)	(6,286)
Excess tax benefits from stock-based compensation arrangements	37,672	26,301
Proceeds from exercise of stock options and other stock issuances	4,944	10,196
Payments of debt financing costs	(947)	(1,714)
Net cash provided by financing activities	473,208	78,497
Effect of exchange rate changes on cash and cash equivalents	(7,968)	199
Net decrease in cash and cash equivalents	(421,939)	(47,055)
Cash and cash equivalents
Beginning of period	593,175	347,489
End of period	$171,236	$300,434

Non-cash investing and financing activities
Decrease in accrual for property and equipment	$(5,693)	$(9,100)
Property and equipment acquired under build-to-suit leases	5,631	—
Non-cash acquisition of business	—	11,233
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1. Description of the Business
Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear and accessories. These products are sold worldwide and worn by athletes at all levels, from youth to professional on playing fields around the globe, as well as by consumers with active lifestyles. The Under Armour Connected FitnessTM platform powers the world's largest digital health and fitness community. The Company uses this platform to engage its consumers and increase awareness and sales of its products.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 (the “2014 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other portions thereof.
On March 17, 2014, the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on April 14, 2014. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the two-for-one stock split for all periods presented.
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS (“Endomondo”), a Denmark-based digital connected fitness company. On March 17, 2015, the Company acquired 100% of the outstanding equity of MyFitnessPal, Inc. (“MFP”), a digital nutrition and connected fitness company. Both companies were acquired to expand the Under Armour Connected Fitness community. The purchase price allocation for each acquisition is reflected in the consolidated balance sheet as of June 30, 2015.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company had a customer in North America that individually accounted for 20.8%, 23.4% and 25.5% of accounts receivable as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company's largest customer accounted for 12.1% and 15.5% of net revenues for the six months ended June 30, 2015 and 2014, respectively.
Allowance for Doubtful Accounts
As of June 30, 2015, December 31, 2014 and June 30, 2014, the allowance for doubtful accounts was $5.1 million, $3.7 million and $3.3 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $12.8 million and $11.7 million for the three months ended June 30, 2015 and 2014, respectively, and $25.8 million and $23.0 million for the six months ended June 30, 2015 and 2014, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is currently effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company is currently evaluating this standard to determine the impact of its adoption on its consolidated financial statements.
In February 2015, the FASB issued an Accounting Standard Update which amends the current consolidation guidance. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued an Accounting Standard Update which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
In July 2015, the FASB issued an Accounting Standard Update which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating this standard to determine the impact of its adoption on its consolidated financial statements.
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

3. Acquisitions
Endomondo
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo, a Denmark-based digital connected fitness company, to expand the Under Armour Connected Fitness community. The purchase price was $85.0 million, adjusted for working capital.
The Company recognized $0.6 million and $0.8 million in acquisition related costs that were expensed during the three months ended March 31, 2015 and December 31, 2014 , respectively. These costs are included in the consolidated statements of income in the line item entitled “Selling, general and administrative expenses.” Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.
MyFitnessPal
On March 17, 2015, the Company acquired 100% of the outstanding equity of MFP, a digital nutrition and connected fitness company, to expand the Under Armour Connected Fitness community. The final adjusted transaction value totaled $474.0 million. The total consideration of $463.9 million was adjusted to reflect the accelerated vesting of certain share awards of MFP, which are not conditioned upon continued employment, and transaction costs borne by the selling shareholders. The acquisition was funded with $400.0 million of increased term loan borrowings and a draw on the revolving credit facility, with the remaining amount funded by cash on hand.

The Company recognized $5.7 million of acquisition related costs that were expensed during the three months ended March 31, 2015. These costs are included in the consolidated statement of income in the line item entitled “Selling, general and administrative expenses.”
The following represents the pro forma consolidated income statement as if MFP had been included in the consolidated results of the Company for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$783,577	$613,249	$1,592,213	$1,258,593
Net income	14,766	14,502	25,196	21,337
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of MFP to reflect the acquisition as if it closed on January 1, 2014. Pro forma net income for the six months ended June 30, 2014 reflects the impact of $5.7 million in transaction expenses included in the consolidated statement of income for the six months ended June 30, 2015, but excluded from the calculation of pro forma net income for that period.
These acquisitions have been accounted for as business combinations under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates, with the remaining unallocated purchase price recorded as goodwill. These purchase price allocations are final. The following table summarizes the allocation of estimated fair values of the net assets acquired, including the related estimated useful lives, where applicable:

	MyFitnessPal		Endomondo
	(in thousands)	Useful life (in years)	(in thousands)	Useful life (in years)

Finite-lived intangible assets:
User base	$38,300	10	$10,600	10
Nutrition database	4,500	10	—	N/A
Technology	3,200	5	5,000	5
Trade name	2,300	5	400	5
Other assets acquired	16,190		3,738
Liabilities assumed	(3,291)		(2,784)
Net assets acquired	61,199		16,954
Goodwill	402,728		70,290
Total fair value of consideration	$463,927		$87,244
The Company estimated the acquisition date fair values of intangible assets based on income-based discounted cash flow models using estimates and assumptions regarding future operations. The Company is amortizing the intangible assets on a straight-line basis over their estimated useful lives. These costs are included in the consolidated statements of income in the line item entitled “Selling, general and administrative expenses.”
The goodwill recorded as a result of the acquisitions primarily reflects unidentified intangible assets acquired, including operational synergies across the Company, assembled workforces, the value of integrating acquired technologies and engaging and growing the connected fitness community. The company is in the process of finalizing the goodwill allocation between its reportable segments. None of the goodwill is expected to be deductible for tax purposes.

4. Credit Facility and Other Long Term Debt
Credit Facility
In March 2015, the Company amended its existing credit agreement, providing an additional $150.0 million of term loan borrowings, which were borrowed on the closing date of the amendment, resulting in aggregate term loan borrowings under the credit agreement of $400.0 million. This amendment also increased revolving credit facility commitments available under the credit agreement from $400.0 million to $800.0 million, of which the Company borrowed $250.0 million on the closing date of the amendment. These additional borrowings were used to fund, in part, the acquisition of MFP. At the Company's request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.

Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were no significant letters of credit or swingline loans outstanding as of June 30, 2015.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2015, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the initial term loan, delayed draw term loan, new term loan and revolving credit facility were 1.31% during the three months ended June 30, 2015, and 1.25%, 1.25%, 1.31% and 1.31% during the six months ended June 30, 2015, respectively. As of June 30, 2015, $300.0 million was outstanding under the Company’s revolving credit facility. Additionally, the Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2015, the commitment fee was 15.0 basis points. The Company incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At June 30, 2015, December 31, 2014 and June 30, 2014, the outstanding principal balance under these agreements was $0.7 million, $2.0 million and $3.4 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2% and 3.1% for the three months ended June 30, 2015 and 2014, respectively, and 3.1% and 3.2% for the six months ended June 30, 2015 and 2014, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2015, December 31, 2014 and June 30, 2014, the outstanding balance on the loan was $45.0 million, $46.0 million and $47.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and six months ended June 30, 2015 and 2014.
Interest expense, net was $4.3 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital lease interest and interest expense under the credit and other long term debt facilities.
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
From time to time, the Company is involved in litigation and other proceedings, including matters related to commercial and intellectual property disputes, as well as trade, regulatory and other claims related to its business. Other than as described below, the Company believes that all current proceedings are routine in nature and incidental to the conduct of its business, and that the ultimate resolution of any such proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Following the Company’s announcement of the creation of a new class of common stock, referred to as the Class C common stock, par value $0.0003 1/3 per share, three purported class action lawsuits were brought against the Company and the members of the Company’s Board of Directors on behalf of the stockholders of the Company, the first of which was filed on June 18, 2015. These lawsuits were filed in the Circuit Court for Baltimore City, Maryland, and have been consolidated into one action, In re: Under Armour Shareholder Litigation, Case No. 24-C-15-003240. The lawsuits generally allege that the individual defendants breached their fiduciary duties in connection with approving the creation of the Class C common stock, as well as in connection with recommending that certain governance related changes to the Company’s charter be submitted to stockholders for approval at a special meeting to be held on August 26, 2015.  Among other remedies, these lawsuits seek to enjoin any further actions from being taken with respect to both the issuance of any shares of Class C common stock and the matters being voted upon by stockholders at the special meeting.  The lawsuits also seek unspecified money damages, costs and attorneys’ fees.  The Company believes that the claims are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of this matter.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	June 30, 2015			December 31, 2014			June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 9)	$—	$1,396	$—	$—	$806	$—	$—	$(531)	$—
Interest rate swap contracts (see Note 9)	—	(1,032)	—	—	(607)	—	—	201	—
TOLI policies held by the Rabbi Trust	—	4,717	—	—	4,734	—	—	4,751	—
Deferred Compensation Plan obligations	—	(4,915)	—	—	(4,525)	—	—	(4,298)	—
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

The carrying value of the Company's long term debt approximated its fair value as of June 30, 2015 and 2014. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

7. Stock-Based Compensation
During the six months ended June 30, 2015, 0.7 million performance-based restricted stock units and 0.3 million performance-based options were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2015 and 2016. Upon the achievement of the targets, one third of the restricted stock units will vest each in February 2017, February 2018 and February 2019. If certain lower levels of combined annual operating income for 2015 and 2016 are achieved, fewer or no restricted stock units will vest and the remaining restricted stock units will be forfeited. The Company deemed the achievement of certain operating income targets for 2015 and 2016 probable during the three months ended March 31, 2015. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $4.2 million would have been recorded during the six months ended June 30, 2015, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.
During 2014, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2014 and 2015. During the three months ended September 30, 2014, the Company deemed the achievement of certain operating income targets for 2014 and 2015 probable and recorded a cumulative adjustment of $3.8 million. Additional stock based compensation of up to $4.3 million would have been recorded during the six months ended June 30, 2015, for these performance-based restricted stock units had the achievement of the remaining operating income targets been deemed probable.
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

8. Stockholders' Equity
In June 2015, the Company's Board of Directors (the “Board”) approved Articles Supplementary to the Company's charter which designated 400,000,000 shares of common stock as a new class of common stock, referred to as the Class C common stock, par value $0.0003 1/3 per share.  The Articles Supplementary became effective on June 15, 2015.  The Company has not yet issued any shares of Class C common stock, but the Company has announced the intention of its Board to consider distributing shares of the Class C common stock as a dividend to the Company's holders of Class A and Class B common stock.  The decision to proceed with, and timing of, this dividend will be made by the Board in its discretion and there can be no assurance that this dividend will be declared or paid.  The terms of the Class C common stock are substantially identical to those of the Company's Class A common stock, except that the Class C common stock has no voting rights (except in limited circumstances), will automatically convert into Class A common stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C common stock and Class B common stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

9. Risk Management and Derivatives
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
As of June 30, 2015, the aggregate notional value of the Company's outstanding foreign currency contracts was $348.9 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to eight months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, the Company began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and six months ended June 30, 2015, the Company reclassified $1.0 million and $1.4 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of the Company's foreign currency contracts were assets of $1.4 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair value of the Company's foreign currency contracts were liabilities of $0.5 million as of June 30, 2014, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$2,193	$755	$(19,223)	$100
Realized foreign currency exchange rate gains (losses)	2,516	(229)	8,857	222
Unrealized derivative gains (losses)	(287)	(88)	(70)	(18)
Realized derivative gains (losses)	(4,381)	(191)	8,637	(931)
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
As of June 30, 2015, the notional value of the Company's outstanding interest rate swap contracts was $179.4 million. During the three months ended June 30, 2015 and 2014, the Company recorded a $0.7 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2015 and 2014, the Company recorded a $1.4 million and $0.4 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $1.0 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $0.2 million as of June 30, 2014, and was included in other long term assets on the consolidated balance sheet.
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

10. Provision for Income Taxes
The effective rates for income taxes were 48.4% and 46.9% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate for the six months ended June 30, 2015 was higher than the effective tax rate for the six months ended June 30, 2014 primarily due to continued international investments, along with increased non-deductible costs incurred in connection with our connected fitness acquisitions. The Company's annual 2015 effective tax rate is expected to be approximately 41.0%.

11. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Net income	$14,766	$17,690	$26,494	$31,228
Denominator
Weighted average common shares outstanding	215,590	213,188	215,146	212,788
Effect of dilutive securities	4,331	4,106	4,575	4,346
Weighted average common shares and dilutive securities outstanding	219,921	217,294	219,721	217,134
Earnings per share - basic	$0.07	$0.08	$0.12	$0.15
Earnings per share - diluted	$0.07	$0.08	$0.12	$0.14

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 18.6 thousand and 48.6 thousand shares of common stock outstanding for the three months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 436.4 thousand and 86.2 thousand shares of common stock outstanding for the six months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net revenues
North America	$680,776	$558,041	$1,381,288	$1,140,578
Other foreign countries	89,239	46,139	185,237	101,242
Connected Fitness	13,562	5,474	21,993	9,441
Total net revenues	$783,577	$609,654	$1,588,518	$1,251,261

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Operating income (loss)
North America	$52,352	$46,616	$90,721	$79,536
Other foreign countries	(4,388)	(7,074)	(54)	(7,727)
Connected Fitness	(16,063)	(4,848)	(31,099)	(10,259)
Total operating income	31,901	34,694	59,568	61,550
Interest expense, net	(4,262)	(1,227)	(6,472)	(2,073)
Other income (expense), net	41	247	(1,799)	(627)
Income before income taxes	$27,680	$33,714	$51,297	$58,850

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Apparel	$515,252	$420,028	$1,070,707	$879,277
Footwear	153,619	109,536	314,585	223,580
Accessories	83,040	59,932	146,191	111,470
Total net sales	751,911	589,496	1,531,483	1,214,327
License revenues	18,104	14,684	35,042	27,493
Connected Fitness	13,562	5,474	21,993	9,441
Total net revenues	$783,577	$609,654	$1,588,518	$1,251,261

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, the implementation of our marketing and branding strategies, future benefits and opportunities from acquisitions and our planned dividend of shares of our Class C common stock. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” "intends," “potential” or the negative of these terms or other comparable terminology.
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

Overview
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. The Under Armour Connected Fitness platform powers the world's largest digital health and fitness community and our strategy is focused on engaging with these consumers and increasing awareness and sales of our products. We plan to grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.
Our net revenues grew to $3,084.4 million in 2014 from $1,063.9 million in 2010. We reported net revenues of $1,588.5 million for the first six months of 2015, which represented a 27.0% increase from the first six months of 2014. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2015 include Armour baselayer, our first signature basketball shoe, the Curry One, as well as new UA SpeedForm® running introductions, the SpeedForm Gemini and the SpeedForm Apollo Vent.
Our operating segments include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); Asia-Pacific; and Connected Fitness. Due to the insignificance of the Latin America, EMEA, and Asia-Pacific operating segments, they have been combined into other foreign countries for disclosure purposes.
Segment operating income consists of the revenues generated by that segment, less the cost of goods sold and selling, general and administrative costs that are incurred directly by that segment, as well as an allocation of certain centrally managed costs. Corporate services costs, which are generally included in our North America operating segment, include company-wide administrative costs.

Recent Developments
In June 2015, our Board of Directors (the “Board”) approved Articles Supplementary to our charter which designated 400,000,000 shares of common stock as a new class of common stock, referred to as the Class C common stock, par value $0.0003 1/3 per share.  The Articles Supplementary became effective on June 15, 2015.  We have not yet issued any shares of Class C common stock, but we have announced the intention of our Board to consider distributing shares of the Class C common stock as a dividend to our holders of Class A and Class B common stock.  The decision to proceed with, and timing of, this dividend will be made by the Board in its discretion and there can be no assurance that this dividend will be declared or paid.  The terms of the Class C common stock are substantially identical to those of our Class A common stock, except that the Class C common stock has no voting rights (except in limited circumstances), will automatically convert into Class A common stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C common stock and Class B common stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $12.8 million and $11.7 million for the three months ended June 30, 2015 and 2014, respectively, and $25.8 million. and $23.0 million for the six months ended June 30, 2015 and 2014, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Beginning in 2015, we consolidated our selling, general and administrative expenses into two primary categories; marketing and other. The other category is the sum of our previously outlined selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$783,577	$609,654	$1,588,518	$1,251,261
Cost of goods sold	404,524	309,702	831,801	650,619
Gross profit	379,053	299,952	756,717	600,642
Selling, general and administrative expenses	347,152	265,258	697,149	539,092
Income from operations	31,901	34,694	59,568	61,550
Interest expense, net	(4,262)	(1,227)	(6,472)	(2,073)
Other income (expense), net	41	247	(1,799)	(627)
Income before income taxes	27,680	33,714	51,297	58,850
Provision for income taxes	12,914	16,024	24,803	27,622
Net income	$14,766	$17,690	$26,494	$31,228

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.6%	50.8%	52.4%	52.0%
Gross profit	48.4%	49.2%	47.6%	48.0%
Selling, general and administrative expenses	44.3%	43.5%	43.9%	43.1%
Income from operations	4.1%	5.7%	3.7%	4.9%
Interest expense, net	(0.6)%	(0.2)%	(0.4)%	(0.2)%
Other income (expense), net	—%	—%	(0.1)%	—%
Income before income taxes	3.5%	5.5%	3.2%	4.7%
Provision for income taxes	1.6%	2.6%	1.5%	2.2%
Net income	1.9%	2.9%	1.7%	2.5%

Consolidated Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net revenues increased $173.9 million, or 28.5%, to $783.6 million for the three months ended June 30, 2015 from $609.7 million during the same period in 2014. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$515,252	$420,028	$95,224	22.7%
Footwear	153,619	109,536	44,083	40.2%
Accessories	83,040	59,932	23,108	38.6%
Total net sales	751,911	589,496	162,415	27.6%
License revenues	18,104	14,684	3,420	23.3%
Connected Fitness	13,562	5,474	8,088	147.8%
Total net revenues	$783,577	$609,654	$173,923	28.5%
The increase in net sales was driven by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and team sports; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $3.4 million, or 23.3%, to $18.1 million for the three months ended June 30, 2015 from $14.7 million during the same period in 2014 driven by increased distribution and unit volume growth of our licensed products in North America.
Connected Fitness revenue increased $8.1 million, or 147.8%, to $13.6 million for the three months ended June 30, 2015 from $5.5 million during the same period in 2014 primarily driven by our connected fitness acquisitions in the first quarter of 2015 and growth in our existing Connected Fitness business.
Gross profit increased $79.1 million to $379.1 million for the three months ended June 30, 2015 from $300.0 million for the same period in 2014. Gross profit as a percentage of net revenues, or gross margin, decreased 80 basis points to 48.4% for the three months ended June 30, 2015 compared to 49.2% during the same period in 2014. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 60 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our international businesses, which we expect to continue through the rest of the year based on current rates; and

•
approximate 50 basis point decrease driven by higher inbound airfreight costs necessary to service our customers. We expect this unfavorable airfreight impact to continue through the third quarter, but on a more limited basis.

The above decreases were partially offset by:

•
approximate 20 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house stores and increased higher margin Connected Fitness revenues. We expect these positive impacts to continue through the remainder of the year.

Selling, general and administrative expenses increased $81.9 million to $347.2 million for the three months ended June 30, 2015 from $265.3 million for the same period in 2014. As a percentage of net revenues, selling, general and administrative expenses increased to 44.3% for the three months ended June 30, 2015 compared to 43.5% for the same period in 2014. These changes were primarily attributable to the following:

•
Marketing costs increased $18.7 million to $89.6 million for the three months ended June 30, 2015 from $70.9 million for the same period in 2014. This increase was primarily due to investments in collegiate sponsorships and increased retail and sports marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 11.4% for the three months ended June 30, 2015 from 11.6% for the same period in 2014.

•
Other costs increased $63.2 million to $257.6 million for the three months ended June 30, 2015 from $194.4 million for the same period in 2014. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our brand house stores. This increase is also due to additional investment in our Connected Fitness business. As a percentage of net revenues, other costs increased to 32.9% for the three months ended June 30, 2015 from 31.9% for the same period in 2014.

Income from operations decreased $2.8 million, or 8.1%, to $31.9 million for the three months ended June 30, 2015 from $34.7 million for the same period in 2014. Income from operations as a percentage of net revenues decreased to 4.1% for the three months ended June 30, 2015 from 5.7% for the same period in 2014.
Interest expense, net increased $3.1 million to $4.3 million for the three months ended June 30, 2015 from $1.2 million for the same period in 2014. This increase was primarily due to interest on the increase of $450.0 million in term loan and revolving credit facility borrowings during 2015.
Other income (expense), net decreased $206.0 thousand to $41.0 thousand for the three months ended June 30, 2015 from $247.0 thousand for the same period in 2014. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $3.1 million to $12.9 million during the three months ended June 30, 2015 from $16.0 million during the same period in 2014. For the three months ended June 30, 2015, our effective tax rate was 46.7% compared to 47.5% for the same period in 2014. The effective rate for the three months ended June 30, 2015 was lower than the effective tax rate for the three months ended June 30, 2014 primarily due to certain tax planning strategies. Our 2015 annual effective tax rate is expected to be approximately 41.0%.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net revenues increased $337.2 million, or 27.0%, to $1,588.5 million for the six months ended June 30, 2015 from $1,251.3 million during the same period in 2014. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$1,070,707	$879,277	$191,430	21.8%
Footwear	314,585	223,580	91,005	40.7%
Accessories	146,191	111,470	34,721	31.1%
Total net sales	1,531,483	1,214,327	317,156	26.1%
License revenues	35,042	27,493	7,549	27.5%
Connected Fitness	21,993	9,441	12,552	133.0%
Total net revenues	$1,588,518	$1,251,261	$337,257	27.0%
The increase in net sales was driven by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and team sports; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $7.5 million, or 27.5%, to $35.0 million during the six months ended June 30, 2015 from $27.5 million during the same period in 2014 driven by increased distribution and unit volume growth of our licensed products.
Connected Fitness revenue increased $12.6 million, or 133.0%, to $22.0 million during the six months ended June 30, 2015 from $9.4 million during the same period in 2014 primarily driven by our connected fitness acquisitions in the first quarter of 2015 and growth in our existing Connected Fitness business.
Gross profit increased $156.1 million to $756.7 million for the six months ended June 30, 2015 from $600.6 million for the same period in 2014. Gross profit as a percentage of net revenues, or gross margin, decreased 40 basis points to 47.6% for the six months ended June 30, 2015 compared to 48.0% for the same period in 2014. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 60 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our international businesses, which we expect to continue through the rest of the year based on current rates; and

•
approximate 60 basis point decrease driven by higher inbound airfreight costs necessary to service our customers. We expect this unfavorable airfreight impact to continue through the third quarter, but on a more limited basis.

The above decreases were partially offset by:

•
approximate 60 basis points increase driven primarily by North American apparel and footwear product margins. We expect the favorable North American apparel and footwear product margin impact to continue through the remainder of 2015, but on a more limited basis.

•
approximate 10 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house stores and increased higher margin Connected Fitness revenues. We expect these positive impacts to continue through the remainder of the year.

Selling, general and administrative expenses increased $158.0 million to $697.1 million for the six months ended June 30, 2015 from $539.1 million for the same period in 2014. As a percentage of net revenues, selling, general and administrative expenses increased to 43.9% for the six months ended June 30, 2015 compared to 43.1% for the same period in 2014. These changes were primarily attributable to the following:

•
Marketing costs increased $38.2 million to $197.0 million for the six months ended June 30, 2015 from $158.8 million for the same period in 2014. This increase was primarily due to key North American television marketing campaigns, our investments in collegiate sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 12.4% for the six months ended June 30, 2015 from 12.7% for the same period in 2014.

•
Other costs increased $119.8 million to $500.1 million for the six months ended June 30, 2015 from $380.3 million for the same period in 2014. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. This increase is also due to additional investment in our Connected Fitness business, including the impact of the acquisitions of Endomondo and MyFitnessPal. As a percentage of net revenues, other costs increased to 31.5% for the six months ended June 30, 2015 from 30.4% for the same period in 2014.

Income from operations decreased $2.0 million, or 3.2%, to $59.6 million for the six months ended June 30, 2015 from $61.6 million for the same period in 2014. Income from operations as a percentage of net revenues decreased to 3.7% for the six months ended June 30, 2015 from 4.9% for the same period in 2014.
Interest expense, net increased $4.4 million to $6.5 million for the six months ended June 30, 2015 from $2.1 million for the same period in 2014. This increase was primarily due to interest on the increase of $450.0 million in term loan and revolving credit facility borrowings during 2015.
Other income (expense), net decreased $1.2 million to $(1.8) million for the six months ended June 30, 2015 from $(0.6) million for the same period in 2014. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $2.8 million to $24.8 million during the six months ended June 30, 2015 from $27.6 million during the same period in 2014. For the six months ended June 30, 2015, our effective tax rate was 48.4% compared to 46.9% for the same period in 2014. The effective tax rate for the six months ended June 30, 2015 was higher than the effective tax rate for the six months ended June 30, 2014 primarily due to continued international investments, along with increased non-deductible costs incurred in connection with our connected fitness acquisitions. Our annual 2015 effective tax rate is expected to be approximately 41.0%.
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
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net revenues by segment are summarized below:

	Three Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$680,776	$558,041	$122,735	22.0%
Other foreign countries	89,239	46,139	43,100	93.4%
Connected Fitness	13,562	5,474	8,088	147.8%
Total net revenues	$783,577	$609,654	$173,923	28.5%

Net revenues in our North America operating segment increased $122.8 million to $680.8 million for the three months ended June 30, 2015 from $558.0 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $43.1 million to $89.2 million for the three months ended June 30, 2015 from $46.1 million for the same period in 2014 primarily due to unit sales growth in our Asia-Pacific and EMEA operating segments. Net revenues in our Connected Fitness operating segment increased $8.1 million to $13.6 million for the three months ended June 30, 2015 from $5.5 million for the same period in 2014 primarily due to revenues generated from Endomondo and MyFitnessPal, which were acquired in the first quarter of 2015, and growth in our existing Connected Fitness business.
Operating income (loss) by segment is summarized below:

	Three Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$52,352	$46,616	$5,736	12.3%
Other foreign countries	(4,388)	(7,074)	2,686	38.0%
Connected Fitness	(16,063)	(4,848)	(11,215)	(231.3)%
Total operating income	$31,901	$34,694	$(2,793)	(8.1)%
Operating income in our North America operating segment increased $5.8 million to $52.4 million for the three months ended June 30, 2015 from $46.6 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries decreased $2.7 million to $4.4 million for the three months ended June 30, 2015 from $7.1 million for the same period in 2014 primarily due to sales growth in our Asia-Pacific operating segment. Operating loss in our Connected Fitness segment increased $11.3 million to $16.1 million for the three months ended June 30, 2015 from $4.8 million for the same period in 2014 primarily due to investments to support growth in our Connected Fitness business, including the impact of the acquisitions of Endomondo and MyFitnessPal.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$1,381,288	$1,140,578	$240,710	21.1%
Other foreign countries	185,237	101,242	83,995	83.0%
Connected Fitness	21,993	9,441	12,552	133.0%
Total net revenues	$1,588,518	$1,251,261	$337,257	27.0%
Net revenues in our North America operating segment increased $240.7 million to $1,381.3 million for the six months ended June 30, 2015 from $1,140.6 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $84.0 million to $185.2 million for the six months ended June 30, 2015 from $101.2 million for the same period in 2014 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Net revenues in our Connected Fitness operating segment increased $12.6 million to $22.0 million for the six months ended June 30, 2015 from $9.4 million for the same period in 2014 primarily due to revenues generated from Endomondo and MyFitnessPal, which were acquired in the first quarter of 2015, and growth in our existing Connected Fitness business.
Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$90,721	$79,536	$11,185	14.1%
Other foreign countries	(54)	(7,727)	7,673	99.3%
Connected Fitness	(31,099)	(10,259)	(20,840)	(203.1)%
Total operating income	$59,568	$61,550	$(1,982)	(3.2)%
Operating income in our North America operating segment increased $11.2 million to $90.7 million for the six months ended June 30, 2015 from $79.5 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in other foreign countries decreased $7.6 million to $0.1 million for the six months ended June 30, 2015 from $7.7 million for the same period in 2014 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Operating loss in our Connected Fitness segment increased $20.8 million to $31.1 million for the six months ended June 30, 2015 from $10.3 million for the same period in 2014 primarily due to investments to support growth in our Connected Fitness business, including the impact of the acquisitions of Endomondo and MyFitnessPal.

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

In July 2015, we borrowed an additional $175.0 million under the revolving credit facility to fund our working capital needs.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(179,913)	$(45,666)
Investing activities	(707,266)	(80,085)
Financing activities	473,208	78,497
Effect of exchange rate changes on cash and cash equivalents	(7,968)	199
Net decrease in cash and cash equivalents	$(421,939)	$(47,055)

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
Cash used in operating activities increased $134.2 million to $179.9 million for the six months ended June 30, 2015 from $45.7 million during the same period in 2014. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $160.7 million and a decrease in net income of $4.7 million, partially offset by an increase in adjustments to net income for non-cash items of $31.2 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in inventory investments of $117.3 million in the current period as compared to the prior period primarily due to earlier purchases to better service consumer demand for our peak season and building inventory in our international businesses to support future growth; and

•
a larger increase in accounts receivable of $32.0 million in the current period compared to the prior period, primarily due to a higher proportion of sales to our international customers with longer payment terms compared to the prior year; partially offset by

•
a larger increase in accrued expenses and other liabilities of $14.9 million in the current period as compared to the prior period, due to higher accruals for our annual incentive plan as compared to the prior period.

Adjustments to net income for non-cash items increased in the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments in the current period as compared to the prior period.
Investing Activities
Cash used in investing activities increased $627.2 million to $707.3 million for the six months ended June 30, 2015 from $80.1 million for the same period in 2014, primarily due to our acquisitions of MFP and Endomondo during the first quarter of 2015.
Capital expenditures for the full year 2015 are expected to be approximately $330.0 million to $340.0 million, comprised primarily of investments in a new distribution facility in North America, expansion of our corporate headquarters, and investments in our new and expanding SAP platform.
Financing Activities
Cash provided by financing activities increased $394.7 million to $473.2 million for the six months ended June 30, 2015 from $78.5 million for the same period in 2014. This increase was primarily due to our amended credit agreement that provided an additional $150.0 million in term loan facility proceeds and $300.0 million in revolving credit facility proceeds during the six months ended June 30, 2015.

Credit Facility
In March 2015, we amended our existing credit agreement, providing an additional $150.0 million of term loan borrowings, which were borrowed on the closing date of the amendment, resulting in aggregate term loan borrowings under the credit agreement of $400.0 million. This amendment also increased revolving credit facility commitments available under the credit agreement from $400.0 million to $800.0 million, of which we borrowed $250.0 million on the closing date. These additional borrowings were used to fund, in part, the acquisition of MyFitnessPal, Inc. At our request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were no significant letters of credit or swingline loans outstanding as of June 30, 2015.

The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of June 30, 2015, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the initial term loan, delayed draw term loan, new term loan and revolving credit facility were 1.31% during the three months ended June 30, 2015, and 1.25%, 1.25%, 1.31% and 1.31% during the six months ended June 30, 2015, respectively. $300.0 million was outstanding under our revolving credit facility as of June 30, 2015. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2015, the commitment fee was 15.0 basis points. We incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.

Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At June 30, 2015, December 31, 2014 and June 30, 2014, the outstanding principal balance under these agreements was $0.7 million, $2.0 million and $3.4 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.2% and 3.1% for the three months ended June 30, 2015 and 2014, respectively, and 3.1% and 3.2% for the six months ended June 30, 2015 and 2014, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2015, December 31, 2014 and June 30, 2014, the outstanding balance on the loan was $45.0 million, $46.0 million and $47.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and six months ended June 30, 2015 and 2014.
Interest expense, net was $4.3 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2014 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2014 Form 10-K. There were no significant changes to our critical accounting policies during the six months ended June 30, 2015.
Recently Issued Accounting Standards
In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is currently effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. We are currently evaluating this standard to determine the impact of its adoption on our consolidated financial statements.
In February 2015, the FASB issued an Accounting Standard Update which amends the current consolidation guidance. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim reporting periods within fiscal years beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued an Accounting Standard Update which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
In July 2015, the FASB issued an Accounting Standard Update which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are currently evaluating this standard to determine the impact of its adoption on our consolidated financial statements.
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
As of June 30, 2015, the aggregate notional value of our outstanding foreign currency contracts was $348.9 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities of one to eight months. The foreign currency contracts outstanding as of June 30, 2015 have weighted average contractual foreign currency exchange rates of 1.23 CAD per $1.00, €0.82 per $1.00, 145.17 JPY per €1.00, 17.51 MXN per €1.00 and £0.73 per €1.00. A portion of our foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During the second quarter of 2014, we began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and six months ended June 30, 2015, we reclassified $1.0 million and $1.4 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of our foreign currency contracts were assets of $1.4 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair value of the Company's foreign currency contracts were liabilities of $0.5 million as of June 30, 2014, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$2,193	$755	$(19,223)	$100
Realized foreign currency exchange rate gains (losses)	2,516	(229)	8,857	222
Unrealized derivative gains (losses)	(287)	(88)	(70)	(18)
Realized derivative gains (losses)	(4,381)	(191)	8,637	(931)
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

As of June 30, 2015, the notional value of our outstanding interest rate swap contracts was $179.4 million. During the three months ended June 30, 2015 and 2014, we recorded a $0.7 million and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2015 and 2014, we recorded a $1.4 million and $0.4 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $1.0 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $0.2 million as of June 30, 2014, and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of June 30, 2015.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and other proceedings, including matters related to commercial and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 5 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 6. EXHIBITS

Exhibit No.

3.01	Amended and Restated Articles of Incorporation (filed to incorporate the previously filed amendment effective June 15, 2015).

3.02
Articles Supplementary setting forth the terms of Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement, filed on July 13, 2015).

10.01	Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan.

10.02
Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement, filed on July 13, 2015).

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
Date: August 4, 2015