Form 10-Q
period 2015-09-30
Under Armour, Inc.
filed 2015-11-04
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2015 there were 180,115,884 shares of Class A Common Stock and 35,700,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Current assets
Cash and cash equivalents	$159,398	$593,175	$249,469
Accounts receivable, net	551,188	279,835	449,221
Inventories	867,082	536,714	637,459
Prepaid expenses and other current assets	134,751	87,177	86,914
Deferred income taxes	60,692	52,498	40,840
Total current assets	1,773,111	1,549,399	1,463,903
Property and equipment, net	478,418	305,564	264,629
Goodwill	591,872	123,256	123,356
Intangible assets, net	79,692	26,230	28,850
Deferred income taxes	42,866	33,570	47,602
Other long term assets	69,543	57,064	49,770
Total assets	$3,035,502	$2,095,083	$1,978,110
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$300,000	$—	$—
Accounts payable	274,285	$210,432	$273,687
Accrued expenses	188,266	147,681	143,299
Current maturities of long term debt	42,124	28,951	19,524
Other current liabilities	43,929	34,563	53,969
Total current liabilities	848,604	421,627	490,479
Long term debt, net of current maturities	362,550	255,250	172,124
Revolving credit facility	200,000	—	—
Other long term liabilities	89,094	67,906	61,366
Total liabilities	1,500,248	744,783	723,969
Commitments and contingencies (see Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2015, December 31, 2014 and September 30, 2014; 180,115,884 shares issued and outstanding as of September 30, 2015, 177,295,988 shares issued and outstanding as of December 31, 2014 and 176,021,944 shares issued and outstanding as of September 30, 2014.	60	59	59
Class B Convertible Common Stock, $0.0003 1/3 par value; 35,700,000 shares authorized, issued and outstanding as of September 30, 2015, 36,600,000 shares authorized, issued and outstanding as of December 31, 2014 and 37,675,000 shares authorized, issued and outstanding as of September 30, 2014.	12	12	13
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2015; 0 shares issued and outstanding as of September 30, 2015.	—	—	—
Additional paid-in capital	603,123	508,350	490,578
Retained earnings	971,117	856,687	770,484
Accumulated other comprehensive loss	(39,058)	(14,808)	(6,993)
Total stockholders’ equity	1,535,254	1,350,300	1,254,141
Total liabilities and stockholders’ equity	$3,035,502	$2,095,083	$1,978,110
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$1,204,109	$937,908	$2,792,627	$2,189,169
Cost of goods sold	616,949	472,608	1,448,750	1,123,227
Gross profit	587,160	465,300	1,343,877	1,065,942
Selling, general and administrative expenses	415,763	319,194	1,112,912	858,286
Income from operations	171,397	146,106	230,965	207,656
Interest expense, net	(4,100)	(1,535)	(10,572)	(3,608)
Other expense, net	(3,239)	(3,355)	(5,038)	(3,982)
Income before income taxes	164,058	141,216	215,355	200,066
Provision for income taxes	63,581	52,111	88,384	79,733
Net income	$100,477	$89,105	$126,971	$120,333
Net income available per common share
Basic	$0.47	$0.42	$0.59	$0.56
Diluted	$0.45	$0.41	$0.58	$0.55
Weighted average common shares outstanding
Basic	215,743	213,522	215,347	213,035
Diluted	221,053	217,982	220,708	217,601
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$100,477	$89,105	$126,971	$120,333
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,558)	(8,218)	(23,784)	(9,436)
Unrealized gain (loss) on cash flow hedge, net of tax of ($506) and $404 for the three months ended September 30, 2015 and 2014, respectively, and ($698) and $39 for the nine months ended September 30, 2015 and 2014, respectively.	(105)	771	(466)	249
Total other comprehensive loss	(11,663)	(7,447)	(24,250)	(9,187)
Comprehensive income	$88,814	$81,658	$102,721	$111,146
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$126,971	$120,333
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	72,211	52,391
Unrealized foreign currency exchange rate losses	24,677	4,881
Loss on disposal of property and equipment	434	78
Stock-based compensation	44,800	38,965
Deferred income taxes	(15,266)	(19,783)
Changes in reserves and allowances	19,577	10,794
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(288,687)	(248,256)
Inventories	(357,874)	(176,770)
Prepaid expenses and other assets	(52,629)	(20,282)
Accounts payable	58,155	118,236
Accrued expenses and other liabilities	44,863	20,180
Income taxes payable and receivable	9,320	26,737
Net cash used in operating activities	(313,448)	(72,496)
Cash flows from investing activities
Purchases of property and equipment	(226,733)	(96,596)
Purchase of businesses, net of cash acquired	(539,460)	(10,924)
Purchases of available-for-sale securities	(80,272)	—
Sales of available-for-sale securities	68,314	—
Purchases of other assets	(2,670)	(724)
Net cash used in investing activities	(780,821)	(108,244)
Cash flows from financing activities
Proceeds from revolving credit facility	500,000	—
Payments on revolving credit facility	—	(100,000)
Proceeds from term loan	150,000	150,000
Payments on long term debt	(29,527)	(11,275)
Excess tax benefits from stock-based compensation arrangements	40,768	33,056
Proceeds from exercise of stock options and other stock issuances	7,527	14,060
Payments of debt financing costs	(947)	(1,714)
Net cash provided by financing activities	667,821	84,127
Effect of exchange rate changes on cash and cash equivalents	(7,329)	(1,407)
Net decrease in cash and cash equivalents	(433,777)	(98,020)
Cash and cash equivalents
Beginning of period	593,175	347,489
End of period	$159,398	$249,469

Non-cash investing and financing activities
Increase (decrease) in accrual for property and equipment	$4,800	$(10,601)
Property and equipment acquired under build-to-suit leases	5,631	—
Non-cash acquisition of business	—	11,233
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. All intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 (the “2014 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other portions thereof.
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
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS (“Endomondo”), a Denmark-based digital connected fitness company. On March 17, 2015, the Company acquired 100% of the outstanding equity of MyFitnessPal, Inc. (“MFP”), a digital nutrition and connected fitness company. Both companies were acquired to expand the Under Armour Connected Fitness community. The purchase price allocation for each acquisition is reflected in the consolidated balance sheet as of September 30, 2015.
The Company identified a prior period error in the classification of available-for-sale securities (“AFS”) for the first and second quarters of 2015. The Company concluded that the error was not material to any of its previously issued financial statements. The Company has included purchases and sales of AFS for the first six months of 2015 of $41.5 million and $19.4 million, respectively, in its cash flows from investing activities presented herein.  Additionally, the Company intends to revise the affected periods when they are presented on a comparable basis to reflect the correct accounting. The revision will result in a reclassification from "Cash and cash equivalents" to "Prepaid expenses and other current assets" on the 2015 first and second quarter balance sheets of $7.1 million and $22.1 million, respectively.  Correspondingly, the revision will result in the presentation of purchases and sales of AFS for the three months ended March 31, 2015 of $10.4 million and $3.3 million, respectively, in addition to the six months 2015 cash flow activities described above.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company's largest customer in North America accounted for 20.7%, 23.4% and 24.7% of accounts receivable as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Company's largest customer accounted for 12.5% and 15.0% of net revenues for the nine months ended September 30, 2015 and 2014, respectively.
Allowance for Doubtful Accounts
As of September 30, 2015, December 31, 2014 and September 30, 2014, the allowance for doubtful accounts was $6.3 million, $3.7 million and $3.5 million, respectively.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $14.3 million and $16.7 million for the three months ended September 30, 2015 and 2014, respectively, and $40.1 million and $39.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance was previously effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will now be effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company is currently evaluating this standard to determine the impact of its adoption on its consolidated financial statements.
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
In September 2015, the FASB issued an Accounting Standards Update which requires the acquiring company in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquiring company record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of a change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
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
The Company recognized $0.6 million and $0.8 million in acquisition related costs that were expensed during the three months ended March 31, 2015 and December 31, 2014, respectively. These costs are included in the consolidated statements of income in the line item entitled “Selling, general and administrative expenses.” Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

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
The following represents the pro forma consolidated income statement as if MFP had been included in the consolidated results of the Company for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$1,204,109	$941,265	$2,796,322	$2,199,858
Net income	100,477	85,176	125,673	106,512
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of MFP to reflect the acquisition as if it closed on January 1, 2014. Pro forma net income for the nine months ended September 30, 2014 reflects the impact of $5.7 million in transaction expenses included in the consolidated statement of income for the nine months ended September 30, 2015, but excluded from the calculation of pro forma net income for that period.
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

4. Credit Facility and Other Long Term Debt
Credit Facility
In March 2015, the Company amended its existing credit agreement, providing an additional $150.0 million of term loan borrowings, which were borrowed on the closing date of the amendment, resulting in aggregate term loan borrowings under the credit agreement of $400.0 million. This amendment also increased revolving credit facility commitments available under the credit agreement from $400.0 million to $800.0 million, of which the Company borrowed $250.0 million on the closing date of the amendment. These additional borrowings were used to fund, in part, the acquisition of MFP. At the Company's request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. These additional amounts are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were $1.2 million of letters of credit and no swingline loans outstanding as of September 30, 2015.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of September 30, 2015, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the initial term loan, delayed draw term loan, new term loan and revolving credit facility were 1.33%, 1.33%, 1.33% and 1.34% during the three months ended September 30, 2015, and 1.27%, 1.27%, 1.31% and 1.32% during the nine months ended September 30, 2015, respectively. As of September 30, 2015, $500.0 million was outstanding under the Company’s revolving credit facility. Additionally, the Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2015, the commitment fee was 15.0 basis points. The Company incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At September 30, 2015, December 31, 2014 and September 30, 2014, the outstanding principal balance under these agreements was $0.1 million, $2.0 million and $2.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.3% and 3.0% for the three months ended September 30, 2015 and 2014, respectively, and 4.2% and 3.2% for the nine months ended September 30, 2015 and 2014, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2015, December 31, 2014 and September 30, 2014, the outstanding balance on the loan was $44.5 million, $46.0 million and $46.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and nine months ended September 30, 2015 and 2014.
Interest expense, net was $4.1 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $10.6 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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
Following the Company’s announcement of the creation of a new class of common stock, referred to as the Class C common stock, par value $0.0003 1/3 per share, four purported class action lawsuits were brought against the Company and the members of the Company’s Board of Directors on behalf of the stockholders of the Company, the first of which was filed on June 18, 2015. These lawsuits were filed in the Circuit Court for Baltimore City, Maryland, and were consolidated into one action, In re: Under Armour Shareholder Litigation, Case No. 24-C-15-003240. The lawsuits (the "Court") generally alleged that the individual defendants breached their fiduciary duties in connection with approving the creation of the Class C common stock, as well as in connection with recommending for approval by stockholders certain governance related changes to the Company’s charter.
On October 7, 2015, the Company announced that it had reached an agreement on settlement terms with the lead plaintiff.  A stipulation of settlement reflecting those terms has been submitted to the Court for preliminary approval, and the Court is expected to rule on whether to preliminarily approve the settlement after briefing is complete on the lead plaintiff’s motion for preliminary approval.  In the event that the Court preliminarily approves the settlement, the Court would then set a hearing date to determine whether to grant final approval to the settlement.  Under the terms of the settlement, following the initial distribution of the Class C common stock, the Company has agreed to issue additional consideration to the holders of Class C common stock in the form of a dividend with a value of $59 million, which will be payable in the form of the Company’s Class A common stock, Class C common stock, cash or a combination thereof, to be determined at the sole discretion of the Company’s Board of Directors.  This dividend must be authorized by the Board of Directors within approximately 60 days following the initial distribution of the Class C common stock.  Additionally, the settlement agreement includes certain non-monetary remedies, including an amendment to the Confidentiality, Non-Competition and Non-Solicitation Agreement between the Company and Kevin A. Plank, the Company’s Chairman and Chief Executive Officer, and an agreement that the Company’s Board of Directors will undertake certain considerations when using more than a specified amount of shares of Class C common stock as consideration in certain acquisition transactions.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	September 30, 2015			December 31, 2014			September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale	$11,958	$—	$—	$—	$—	$—	$—	$—	$—
Derivative foreign currency contracts (see Note 9)	—	1,371	—	—	806	—	—	8	—
Interest rate swap contracts (see Note 9)	—	(3,391)	—	—	(607)	—	—	1,182	—
TOLI policies held by the Rabbi Trust	—	4,384	—	—	4,734	—	—	4,665	—
Deferred Compensation Plan obligations	—	(4,741)	—	—	(4,525)	—	—	(4,252)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The Company purchases marketable securities that are designated as available-for-sale. The foreign currency contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The interest rate swap contracts represent gains and losses on the derivative contracts, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
The carrying value of the Company's long term debt approximated its fair value as of September 30, 2015 and 2014. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

7. Stock-Based Compensation
During the nine months ended September 30, 2015, 0.8 million performance-based restricted stock units and 0.3 million performance-based options were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2015 and 2016. Upon the achievement of the targets, one third of the restricted stock units and options will vest each in February 2017, February 2018 and February 2019. If certain lower levels of combined annual operating income for 2015 and 2016 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain operating income targets for 2015 and 2016 probable during the three months ended March 31, 2015. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. During the three months ended September 30, 2015, the Company deemed the achievement of certain additional operating income targets for 2015 and 2016 probable and recorded a cumulative adjustment of $4.9 million. Additional stock based compensation of up to $2.5 million would have been recorded during the nine months ended September 30, 2015, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.
During 2014, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2014 and 2015. During the three months ended September 30, 2014, the Company deemed the achievement of certain operating income targets for 2014 and 2015 probable and recorded a cumulative adjustment of $3.8 million. During the three months ended September 30, 2015, the Company deemed the achievement of the remaining operating income targets for 2014 and 2015 probable and recorded a cumulative adjustment of $5.1 million.
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

The Company issued approximately 289.7 thousand options to purchase shares of the Company’s Class A common stock in connection with the acquisition of MFP, which are conditioned upon continuous employment. These shares have been excluded from purchase consideration and are being recognized over the requisite service period as stock-based compensation.

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
As of September 30, 2015, the aggregate notional value of the Company's outstanding foreign currency contracts was $433.2 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to fourteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, the Company began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and nine months ended September 30, 2015, the Company reclassified $0.9 million and $2.3 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of the Company's foreign currency contracts were assets of $1.4 million, $0.8 million and $8.0 thousand as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$(5,454)	$(4,981)	$(24,677)	$(4,881)
Realized foreign currency exchange rate gains (losses)	(1,858)	81	6,999	303
Unrealized derivative gains (losses)	(112)	(134)	(182)	(152)
Realized derivative gains (losses)	3,559	1,679	12,196	748
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 4 for a discussion of long term debt.
As of September 30, 2015, the notional value of the Company's outstanding interest rate swap contracts was $175.0 million. During the three months ended September 30, 2015 and 2014, the Company recorded a $0.7 million and $0.6 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2015 and 2014, the Company recorded a $2.1 million and $1.0 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $3.4 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $1.2 million as of September 30, 2014, and was included in other long term assets on the consolidated balance sheet.
The Company enters into derivative contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the derivative contracts. However, the Company monitors the credit quality of these financial institutions and considers the risk of counterparty default to be minimal.

10. Provision for Income Taxes
The effective rates for income taxes were 41.0% and 39.9% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate for the nine months ended September 30, 2015 was higher than the effective tax rate for the nine months ended September 30, 2014 primarily due to continued international investments, along with increased non-deductible costs incurred in connection with our connected fitness acquisitions. The Company's annual 2015 effective tax rate is expected to be approximately 41.0%.

11. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Net income	$100,477	$89,105	$126,971	$120,333
Denominator
Weighted average common shares outstanding	215,743	213,522	215,347	213,035
Effect of dilutive securities	5,310	4,460	5,361	4,566
Weighted average common shares and dilutive securities outstanding	221,053	217,982	220,708	217,601
Earnings per share - basic	$0.47	$0.42	$0.59	$0.56
Earnings per share - diluted	$0.45	$0.41	$0.58	$0.55

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 47.1 thousand and 5.2 thousand shares of common stock outstanding for the three months ended September 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 463.1 thousand and 27.0 thousand shares of common stock outstanding for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net revenues
North America	$1,059,440	$847,563	$2,440,728	$1,988,141
Other foreign countries	130,230	85,847	315,467	187,089
Connected Fitness	14,439	4,498	36,432	13,939
Total net revenues	$1,204,109	$937,908	$2,792,627	$2,189,169

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Operating income (loss)
North America	$181,822	$147,509	$272,543	$227,045
Other foreign countries	6,180	3,817	6,126	(3,910)
Connected Fitness	(16,605)	(5,220)	(47,704)	(15,479)
Total operating income	171,397	146,106	230,965	207,656
Interest expense, net	(4,100)	(1,535)	(10,572)	(3,608)
Other expense, net	(3,239)	(3,355)	(5,038)	(3,982)
Income before income taxes	$164,058	$141,216	$215,355	$200,066

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Apparel	$865,514	$704,557	$1,936,221	$1,583,834
Footwear	196,279	121,597	510,864	345,177
Accessories	103,564	84,949	249,755	196,419
Total net sales	1,165,357	911,103	2,696,840	2,125,430
License revenues	24,313	22,307	59,355	49,800
Connected Fitness	14,439	4,498	36,432	13,939
Total net revenues	$1,204,109	$937,908	$2,792,627	$2,189,169

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) (our “2014 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending and the financial health of our retail customers;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments and capital expenditures;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to comply with trade and other regulations;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption in such systems or technology;

•	risks related to data security or privacy breaches;

•	our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract and retain the services of our senior management and key employees.

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
Our net revenues grew to $3,084.4 million in 2014 from $1,063.9 million in 2010. We reported net revenues of $2,792.6 million for the first nine months of 2015, which represented a 27.6% increase from the first nine months of 2014. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel, expansion in international markets and engaging with consumers through our Connected Fitness business. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2015 include Armour® baselayer, our Stephen Curry signature basketball shoes and new UA SpeedForm® running introductions.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $14.3 million and $16.7 million for the three months ended September 30, 2015 and 2014, respectively, and $40.1 million and $39.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. Beginning in 2015, we consolidated our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our previously outlined selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net revenues	$1,204,109	$937,908	$2,792,627	$2,189,169
Cost of goods sold	616,949	472,608	1,448,750	1,123,227
Gross profit	587,160	465,300	1,343,877	1,065,942
Selling, general and administrative expenses	415,763	319,194	1,112,912	858,286
Income from operations	171,397	146,106	230,965	207,656
Interest expense, net	(4,100)	(1,535)	(10,572)	(3,608)
Other expense, net	(3,239)	(3,355)	(5,038)	(3,982)
Income before income taxes	164,058	141,216	215,355	200,066
Provision for income taxes	63,581	52,111	88,384	79,733
Net income	$100,477	$89,105	$126,971	$120,333

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.2%	50.4%	51.9%	51.3%
Gross profit	48.8%	49.6%	48.1%	48.7%
Selling, general and administrative expenses	34.6%	34.0%	39.8%	39.2%
Income from operations	14.2%	15.6%	8.3%	9.5%
Interest expense, net	(0.3)%	(0.2)%	(0.4)%	(0.2)%
Other expense, net	(0.3)%	(0.3)%	(0.2)%	(0.2)%
Income before income taxes	13.6%	15.1%	7.7%	9.1%
Provision for income taxes	5.3%	5.6%	3.2%	3.6%
Net income	8.3%	9.5%	4.5%	5.5%
Consolidated Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net revenues increased $266.2 million, or 28.4%, to $1,204.1 million for the three months ended September 30, 2015 from $937.9 million during the same period in 2014. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$865,514	$704,557	$160,957	22.8%
Footwear	196,279	121,597	74,682	61.4%
Accessories	103,564	84,949	18,615	21.9%
Total net sales	1,165,357	911,103	254,254	27.9%
License revenues	24,313	22,307	2,006	9.0%
Connected Fitness	14,439	4,498	9,941	221.0%
Total net revenues	$1,204,109	$937,908	$266,201	28.4%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and outdoor performance; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $2.0 million, or 9.0%, to $24.3 million for the three months ended September 30, 2015 from $22.3 million during the same period in 2014 driven primarily by increased distribution and unit volume growth of our licensed products in Japan.
Connected Fitness revenue increased $9.9 million, or 221.0%, to $14.4 million for the three months ended September 30, 2015 from $4.5 million during the same period in 2014 primarily driven by revenue growth in our existing Connected Fitness business and our connected fitness acquisitions in the first quarter of 2015.
Gross profit increased $121.9 million to $587.2 million for the three months ended September 30, 2015 from $465.3 million for the same period in 2014. Gross profit as a percentage of net revenues, or gross margin, decreased 80 basis points to 48.8% for the three months ended September 30, 2015 compared to 49.6% during the same period in 2014. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 90 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our businesses outside the United States, which we expect to continue through the rest of the year;

•	approximate 50 basis point decrease driven by sales mix in North America, which we expect to continue through the rest of the year, but on a more limited basis; and

•	approximate 20 basis point decrease driven by higher inbound airfreight costs necessary to service our customers.
The above decreases were partially offset by:

•
approximate 90 basis point increase driven primarily by favorable product input costs in our North American and International businesses. We expect this favorable trend to continue through the remainder of 2015, but on a more limited basis.

Selling, general and administrative expenses increased $96.6 million to $415.8 million for the three months ended September 30, 2015 from $319.2 million for the same period in 2014. As a percentage of net revenues, selling, general and administrative expenses increased to 34.6% for the three months ended September 30, 2015 compared to 34.0% for the same period in 2014. These changes were primarily attributable to the following:

•
Marketing costs increased $28.7 million to $128.5 million for the three months ended September 30, 2015 from $99.8 million for the same period in 2014. This increase was primarily due to key marketing campaigns and investments in sponsorships. As a percentage of net revenues, marketing costs increased to 10.7% for the three months ended September 30, 2015 from 10.6% for the same period in 2014.

•
Other costs increased $67.9 million to $287.3 million for the three months ended September 30, 2015 from $219.4 million for the same period in 2014. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our brand house stores. This increase is also due to additional investment in our Connected Fitness business. As a percentage of net revenues, other costs increased to 23.9% for the three months ended September 30, 2015 from 23.4% for the same period in 2014.

Income from operations increased $25.3 million, or 17.3%, to $171.4 million for the three months ended September 30, 2015 from $146.1 million for the same period in 2014. Income from operations as a percentage of net revenues decreased to 14.2% for the three months ended September 30, 2015 from 15.6% for the same period in 2014.
Interest expense, net increased $2.6 million to $4.1 million for the three months ended September 30, 2015 from $1.5 million for the same period in 2014. This increase was primarily due to interest on the increase of $650.0 million in term loan and revolving credit facility borrowings during 2015.
Other expense, net decreased $0.2 million to $3.2 million for the three months ended September 30, 2015 from $3.4 million for the same period in 2014. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $11.5 million to $63.6 million during the three months ended September 30, 2015 from $52.1 million during the same period in 2014. For the three months ended September 30, 2015, our effective tax rate was 38.8% compared to 36.9% for the same period in 2014. The effective rate for the three months ended September 30, 2015 was higher than the effective tax rate for the three months ended September 30, 2014 primarily due to increased non-deductible costs incurred in connection with our Connected Fitness acquisitions, along with continued international investments. Our 2015 annual effective tax rate is expected to be approximately 41.0%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net revenues increased $603.4 million, or 27.6%, to $2,792.6 million for the nine months ended September 30, 2015 from $2,189.2 million during the same period in 2014. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$1,936,221	$1,583,834	$352,387	22.2%
Footwear	510,864	345,177	165,687	48.0%
Accessories	249,755	196,419	53,336	27.2%
Total net sales	2,696,840	2,125,430	571,410	26.9%
License revenues	59,355	49,800	9,555	19.2%
Connected Fitness	36,432	13,939	22,493	161.4%
Total net revenues	$2,792,627	$2,189,169	$603,458	27.6%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and team sports; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $9.6 million, or 19.2%, to $59.4 million during the nine months ended September 30, 2015 from $49.8 million during the same period in 2014 driven primarily by increased distribution and unit volume growth of our licensed products in North America.
Connected Fitness revenue increased $22.5 million, or 161.4%, to $36.4 million during the nine months ended September 30, 2015 from $13.9 million during the same period in 2014 primarily driven by revenue growth in our existing Connected Fitness business and our connected fitness acquisitions in the first quarter of 2015.
Gross profit increased $278.0 million to $1,343.9 million for the nine months ended September 30, 2015 from $1,065.9 million for the same period in 2014. Gross profit as a percentage of net revenues, or gross margin, decreased 60 basis points to 48.1% for the nine months ended September 30, 2015 compared to 48.7% for the same period in 2014. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 80 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our international businesses, which we expect to continue through the rest of the year; and

•	approximate 50 basis point decrease driven by higher inbound airfreight costs necessary to service our customers.
The above decreases were partially offset by:

•
approximate 90 basis points increase driven primarily by favorable product input costs in our North American and International businesses. We expect this favorable trend to continue through the remainder of 2015, but on a more limited basis.

Selling, general and administrative expenses increased $254.6 million to $1,112.9 million for the nine months ended September 30, 2015 from $858.3 million for the same period in 2014. As a percentage of net revenues, selling, general and administrative expenses increased to 39.8% for the nine months ended September 30, 2015 compared to 39.2% for the same period in 2014. These changes were primarily attributable to the following:

•
Marketing costs increased $67.2 million to $325.5 million for the nine months ended September 30, 2015 from $258.3 million for the same period in 2014. This increase was primarily due to key marketing campaigns, our investments in collegiate sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 11.7% for the nine months ended September 30, 2015 from 11.8% for the same period in 2014.

•
Other costs increased $187.5 million to $787.4 million for the nine months ended September 30, 2015 from $599.9 million for the same period in 2014. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. This increase is also due to additional investment in our Connected Fitness business, including the impact of the acquisitions of Endomondo and MyFitnessPal. As a percentage of net revenues, other costs increased to 28.2% for the nine months ended September 30, 2015 from 27.4% for the same period in 2014.

Income from operations increased $23.3 million, or 11.2%, to $231.0 million for the nine months ended September 30, 2015 from $207.7 million for the same period in 2014. Income from operations as a percentage of net revenues decreased to 8.3% for the nine months ended September 30, 2015 from 9.5% for the same period in 2014.

Interest expense, net increased $7.0 million to $10.6 million for the nine months ended September 30, 2015 from $3.6 million for the same period in 2014. This increase was primarily due to interest on the increase of $650.0 million in term loan and revolving credit facility borrowings during 2015.
Other expense, net decreased $1.0 million to $(5.0) million for the nine months ended September 30, 2015 from $(4.0) million for the same period in 2014. This decrease was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes increased $8.7 million to $88.4 million during the nine months ended September 30, 2015 from $79.7 million during the same period in 2014. For the nine months ended September 30, 2015, our effective tax rate was 41.0% compared to 39.9% for the same period in 2014. The effective tax rate for the nine months ended September 30, 2015 was higher than the effective tax rate for the nine months ended September 30, 2014 primarily due to continued international investments, along with increased non-deductible costs incurred in connection with our connected fitness acquisitions. Our annual 2015 effective tax rate is expected to be approximately 41.0%.
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net revenues by segment are summarized below:

	Three Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$1,059,440	$847,563	$211,877	25.0%
Other foreign countries	130,230	85,847	44,383	51.7%
Connected Fitness	14,439	4,498	9,941	221.0%
Total net revenues	$1,204,109	$937,908	$266,201	28.4%
Net revenues in our North America operating segment increased $211.8 million to $1,059.4 million for the three months ended September 30, 2015 from $847.6 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $44.4 million to $130.2 million for the three months ended September 30, 2015 from $85.8 million for the same period in 2014 primarily due to unit sales growth in our Asia-Pacific and Latin America operating segments. Net revenues in our Connected Fitness operating segment increased $9.9 million to $14.4 million for the three months ended September 30, 2015 from $4.5 million for the same period in 2014 primarily due to revenues generated from Endomondo and MyFitnessPal, which were acquired in the first quarter of 2015, and growth in our existing Connected Fitness business.
Operating income (loss) by segment is summarized below:

	Three Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$181,822	$147,509	$34,313	23.3%
Other foreign countries	6,180	3,817	2,363	61.9%
Connected Fitness	(16,605)	(5,220)	(11,385)	(218.1)%
Total operating income	$171,397	$146,106	$25,291	17.3%
Operating income in our North America operating segment increased $34.3 million to $181.8 million for the three months ended September 30, 2015 from $147.5 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased $2.4 million to $6.2 million for the three months ended September 30, 2015 from $3.8 million for the same period in 2014 primarily due to sales growth in our EMEA and Asia-Pacific operating segments. Operating loss in our Connected Fitness segment increased $11.4 million to $16.6 million for the three months ended September 30, 2015 from $5.2 million for the same period in 2014 primarily due to investments to support growth in our Connected Fitness business, including the impact of the acquisitions of Endomondo and MyFitnessPal.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net revenues by segment are summarized below:

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$2,440,728	$1,988,141	$452,587	22.8%
Other foreign countries	315,467	187,089	128,378	68.6%
Connected Fitness	36,432	13,939	22,493	161.4%
Total net revenues	$2,792,627	$2,189,169	$603,458	27.6%
Net revenues in our North America operating segment increased $452.6 million to $2,440.7 million for the nine months ended September 30, 2015 from $1,988.1 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in other foreign countries increased $128.4 million to $315.5 million for the nine months ended September 30, 2015 from $187.1 million for the same period in 2014 primarily due to sales growth in our Asia-Pacific and Latin America operating segments. Net revenues in our Connected Fitness operating segment increased $22.5 million to $36.4 million for the nine months ended September 30, 2015 from $13.9 million for the same period in 2014 primarily due to revenues generated from Endomondo and MyFitnessPal, which were acquired in the first quarter of 2015, and growth in our existing Connected Fitness business.
Operating income (loss) by segment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change
North America	$272,543	$227,045	$45,498	20.0%
Other foreign countries	6,126	(3,910)	10,036	256.7%
Connected Fitness	(47,704)	(15,479)	(32,225)	(208.2)%
Total operating income	$230,965	$207,656	$23,309	11.2%
Operating income in our North America operating segment increased $45.5 million to $272.5 million for the nine months ended September 30, 2015 from $227.0 million for the same period in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in other foreign countries increased $10.0 million to $6.1 million for the nine months ended September 30, 2015 from $(3.9) million for the same period in 2014 primarily due to sales growth in our EMEA and Asia-Pacific operating segments. Operating loss in our Connected Fitness segment increased $32.2 million to $47.7 million for the nine months ended September 30, 2015 from $15.5 million for the same period in 2014 primarily due to investments to support growth in our Connected Fitness business, including the impact of the acquisitions of Endomondo and MyFitnessPal.

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
In January 2015, we completed our acquisition of Endomondo. The purchase price was funded with the proceeds from our $100.0 million delayed draw term loan, which we drew in November 2014 for general corporate purposes. In March 2015, we completed our acquisition of MyFitnessPal. The purchase was funded through a combination of $250.0 million revolving credit facility borrowings, $150.0 million of term loan facility borrowings and cash on hand. During the third quarter of 2015, we borrowed $200.0 million under our revolving credit facility for working capital needs. As of September 30, 2015, we had $300.0 million of remaining borrowing capacity under our revolving credit facility.
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

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(313,448)	$(72,496)
Investing activities	(780,821)	(108,244)
Financing activities	667,821	84,127
Effect of exchange rate changes on cash and cash equivalents	(7,329)	(1,407)
Net decrease in cash and cash equivalents	$(433,777)	$(98,020)
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
Cash used in operating activities increased $240.9 million to $313.4 million for the nine months ended September 30, 2015 from $72.5 million during the same period in 2014. The increase in cash used in operating activities was due to an increase in net cash outflows from operating assets and liabilities of $306.6 million, partially offset by an increase in net income of $6.6 million and an increase in adjustments to net income for non-cash items of $59.1 million. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
a larger increase in inventory investments of $181.1 million in the current period as compared to the prior period primarily due to earlier purchases to better service consumer demand for our peak season; and

•	a larger decrease in accounts payable of $60.1 million in the current period compared to the prior period, primarily due to the timing of payments compared to the prior year.
Adjustments to net income for non-cash items increased in the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to increased depreciation and amortization expense in the current period as compared to the prior period related to the expansion of our distribution and corporate facilities as well as our acquisitions of MyFitnessPal and Endomondo.

Investing Activities
Cash used in investing activities increased $672.6 million to $780.8 million for the nine months ended September 30, 2015 from $108.2 million for the same period in 2014, primarily due to our acquisitions of MyFitnessPal and Endomondo during the first quarter of 2015.
Capital expenditures for the full year 2015 are expected to be approximately $350.0 million to $360.0 million, comprised primarily of investments in a new distribution facility in North America, expansion of our corporate headquarters, and investments in our new and expanding SAP platform.
Financing Activities
Cash provided by financing activities increased $583.7 million to $667.8 million for the nine months ended September 30, 2015 from $84.1 million for the same period in 2014. This increase was primarily due to our amended credit agreement that provided an additional $150.0 million in term loan facility proceeds and $500.0 million in revolving credit facility proceeds during the nine months ended September 30, 2015.

Credit Facility
In March 2015, we amended our existing credit agreement, providing an additional $150.0 million of term loan borrowings, which were borrowed on the closing date of the amendment, resulting in aggregate term loan borrowings under the credit agreement of $400.0 million. This amendment also increased revolving credit facility commitments available under the credit agreement from $400.0 million to $800.0 million. As of September 30, 2015, we had $300.0 million of available borrowing capacity under our revolving credit facility. At our request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. These additional amounts are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were $1.2 million of letters of credit and no swingline loans outstanding as of September 30, 2015.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of September 30, 2015, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the initial term loan, delayed draw term loan, new term loan and revolving credit facility were 1.33%, 1.33%, 1.33% and 1.34% during the three months ended September 30, 2015, and 1.27%, 1.27%, 1.31% and 1.32% during the nine months ended September 30, 2015, respectively. As of September 30, 2015, $500.0 million was outstanding under our revolving credit facility. Additionally, we pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2015, the commitment fee was 15.0 basis points. We incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.

Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At September 30, 2015, December 31, 2014 and September 30, 2014, the outstanding principal balance under these agreements was $0.1 million, $2.0 million and $2.6 million, respectively. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.3% and 3.0% for the three months ended September 30, 2015 and 2014, respectively, and 4.2% and 3.2% for the nine months ended September 30, 2015 and 2014, respectively.

In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2015, December 31, 2014 and September 30, 2014, the outstanding balance on the loan was $44.5 million, $46.0 million and $46.5 million, respectively. The weighted average interest rate on the loan was 1.7% for the three and nine months ended September 30, 2015 and 2014.
Interest expense, net was $4.1 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $10.6 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2014 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2014 Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2015.
Recently Issued Accounting Standards
In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance was previously effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will now be effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. We are currently evaluating this standard to determine the impact of its adoption on our consolidated financial statements.
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
In September 2015, the FASB issued an Accounting Standards Update which requires the acquiring company in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquiring company record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of a change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.
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
As of September 30, 2015, the aggregate notional value of our outstanding foreign currency contracts was $433.2 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities of one to fourteen months. The foreign currency contracts outstanding as of September 30, 2015 have weighted average contractual foreign currency exchange rates of 1.32 CAD per $1.00, €0.89 per $1.00, 143.36 JPY per €1.00, 18.91 MXN per €1.00 and £0.79 per €1.00. A portion of our foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During the second quarter of 2014, we began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and nine months ended September 30, 2015, we reclassified $0.9 million and $2.3 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of our foreign currency contracts were assets of $1.4 million, $0.8 million and $8.0 thousand as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$(5,454)	$(4,981)	$(24,677)	$(4,881)
Realized foreign currency exchange rate gains (losses)	(1,858)	81	6,999	303
Unrealized derivative gains (losses)	(112)	(134)	(182)	(152)
Realized derivative gains (losses)	3,559	1,679	12,196	748
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

As of September 30, 2015, the notional value of our outstanding interest rate swap contracts was $175.0 million. During the three months ended September 30, 2015 and 2014, we recorded a $0.7 million and $0.6 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2015 and 2014, we recorded a $2.1 million and $1.0 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $3.4 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract was an asset of $1.2 million as of September 30, 2014, and was included in other long term assets on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of September 30, 2015.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There has been no change in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From July 1, 2015 through September 30, 2015, we entered into contractual arrangements to issue 16,102 deferred stock units automatically exchangeable for shares of Class A Common Stock on a one-for-one basis to one or more of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. These offers of our securities were made in reliance upon Section 4(2) under the Securities Act and did not involve any public offering.  We did not receive any cash consideration in connection with these arrangements.

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
Date: November 4, 2015