Form 10-K
period 2015-12-31
Under Armour, Inc.
filed 2016-02-22
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2015, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $15,034,547,119.

As of January 31, 2016, there were 181,646,468 shares of Class A Common Stock and 34,450,000 shares of Class B Convertible Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2016 are incorporated by reference in Part III of this Form 10-K.

`UNDER ARMOUR, INC.
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
Our net revenues are generated primarily from the wholesale sales of our products to national, regional, independent and specialty retailers. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and websites, from product licensing and from digital platform licensing and subscriptions and digital advertising through our Connected Fitness business. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers and distributors and sales through our direct to consumer sales channels, and license revenue from sales by our third party licensees. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by our unaffiliated primary manufacturers operating in 16 countries outside of the United States.
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
Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2015, sales of apparel, footwear and accessories represented 71%, 17% and 9% of net revenues, respectively. Licensing arrangements, primarily for the sale of our products, and revenue from our Connected Fitness business represented the remaining 3% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.
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
Connected Fitness
We offer digital fitness platform licenses and subscriptions, along with digital advertising through our MapMyFitness, MyFitnessPal, Endomondo and UA Record applications.
License
We have agreements with our licensees to develop Under Armour apparel, accessories and equipment. Our product, marketing and sales teams are actively involved in all steps of the design and go to market process in order to maintain brand standards and consistency. During 2015, our licensees offered collegiate and Major League Baseball ("MLB") apparel and accessories, baby and kids’ apparel, team uniforms, socks, water bottles, eyewear, inflatable footballs and basketballs and other specific hard goods equipment that feature performance advantages and functionality similar to our other product offerings.
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
We are the official outfitter of athletic teams in several high-profile collegiate conferences. We are an official supplier of footwear and gloves to the National Football League (“NFL”). We are the Official Performance Footwear Supplier of Major League Baseball and a partner with the National Basketball Association (“NBA”) which allows us to market our NBA athletes in game uniforms in connection with our basketball footwear. We are the official combine scouting partner to the NFL and NBA with the right to sell combine training apparel. Internationally, we sponsor and sell our products to several European and Latin American soccer and rugby teams, which helps drive brand awareness in various countries and regions around the world.
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
We also sell our products directly to consumers through our own network of brand and factory house stores in our North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia-Pacific operating segments, and through websites globally. These factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience our brand first-hand and have broader access to our performance products. In 2015, sales through our wholesale, direct to consumer, licensing and Connected Fitness channels represented 67%, 30%, 2% and 1% of net revenues, respectively.
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
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) EMEA, (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. We also operate our Connected Fitness business as a separate segment. As our international operating segments are currently not material, we combine them and refer to the collectively as International for reporting purposes. The following table presents net revenues by segment for each of the years ending December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015		2014		2013
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$3,455,737	87.2%	$2,796,374	90.7%	$2,193,739	94.1%
International	454,161	11.5	268,771	8.7	137,244	5.9
Connected Fitness	53,415	1.3	19,225	0.6	1,068	—
Total net revenues	$3,963,313	100.0%	$3,084,370	100.0%	$2,332,051	100.0%
North America
North America accounted for approximately 87% of our net revenues for 2015. We sell our branded apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in the United States were $3,267.0 million, $2,651.1 million and $2,082.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and the majority of our long-lived assets were located in the United States. Our largest customer, Dick’s Sporting Goods, accounted for 11.5% of our net revenues in 2015. No other customers accounted for more than 10% of our net revenues.
Our direct to consumer sales are generated through our brand and factory house stores, along with internet websites. As of December 31, 2015, we had 143 factory house stores in North America primarily located in outlet centers throughout the

United States. As of December 31, 2015, we had 10 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
In addition, we earn licensing revenue in North America based on our licensees’ collegiate and MLB apparel and accessories, baby and kids’ apparel, team uniforms, socks, water bottles, eyewear and inflatable footballs and basketballs and other specific hard goods equipment. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly.
We distribute the majority of our products sold to our North American wholesale customers and our brand and factory house stores from distribution facilities we lease and operate in California, Maryland and Tennessee. In addition, we distribute our products in North America through third-party logistics providers with primary locations in Canada, New Jersey and Florida. In some instances, we arrange to have products shipped from the factories that manufacture our products directly to customer-designated facilities.

International
Approximately 11% of our net revenues were generated outside of North America in 2015. We plan to continue to grow our business over the long term in part through expansion in international markets.
EMEA
We sell our apparel, footwear and accessories primarily through wholesale distributors, website operations, independent distributors and a limited number of stores we operate in certain European countries. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider based out of Venlo, The Netherlands. This agreement continues through April 2017.
Asia-Pacific
We sell our apparel, footwear and accessories products in China through stores operated by our distribution partners along with a limited number of stores we operate. We also sell our products to distributors in Australia, New Zealand, Taiwan and Hong Kong where we do not have direct sales operations. We distribute our products in Asia-Pacific primarily through a third-party logistics provider based out of Hong Kong.
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
Latin America
We sell our products in Chile, Mexico and Brazil through wholesale distributors, website operations and brand and factory house stores. In these countries we operate through third-party distribution facilities. In other Latin American countries we sell our products through independent distributors which are sourced through our international distribution hubs in Hong Kong, Jordan and the United States. Prior to 2014, we primarily sold our products in Latin America through an independent distributor in Mexico.
Connected Fitness
In 2013, we began offering digital fitness subscriptions and licenses, along with digital advertising through our MapMyFitness platform. In 2014, we introduced the UA Record platform and in 2015, we acquired the Endomondo and MyFitnessPal platforms to create our Connected Fitness business. Approximately 1% of our net revenues were generated from our Connected Fitness business in 2015. We plan to engage and grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.
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
Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our CHARGED COTTON® products, which are made from natural cotton but perform like our synthetic products, drying faster and wicking away moisture from the body, and our Storm Fleece products with a unique, water-resistant finish that repels water, without stifling airflow. In 2013, we introduced ColdGear® Infrared, a ceramic print technology on the inside of our garments that provides athletes with lightweight warmth, and Speedform®, a proprietary 3-dimensional molding technology for footwear which delivers superior fit and feel.
Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our products are sourced by our manufacturers from a limited number of suppliers pre-approved by us. In 2015, approximately 54% of the fabric used in our products came from five suppliers. These fabric suppliers have primary locations in Taiwan, Malaysia and Mexico. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in our products, as blended fabric and also in our CHARGED COTTON® line.  Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials that are sourced from a diverse base of third party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In 2015, our products were manufactured by 44 primary manufacturers, operating in 16 countries, with approximately 63% of our products manufactured in China, Jordan, Vietnam and Indonesia. Of our 44 primary manufacturing partners, 10 produced approximately 45% of our products. All manufacturers are evaluated for quality systems, social compliance and financial strength by our quality assurance team prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have subsidiaries in Hong Kong, Panama, Vietnam, Indonesia and China to support our manufacturing, quality assurance and sourcing efforts for our products. We also manufacture a limited number of apparel products, primarily for high-profile athletes and teams, on-premises in our quick turn, Special Make-Up Shop located at one of our distribution facilities in Maryland.
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
Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOURBITE®, ARMOURSTORM®, ARMOUR® FLEECE, and ARMOUR BRA®. We also own applications to protect new connected fitness branding such as UA RECORD™, UA HEALTHBOX™ and UNDER ARMOUR CONNECTED FITNESS™. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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
We traditionally have had limited patent protection on much of the technology, materials and processes used in the manufacture of our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments, particularly in our Connected Fitness business. As we continue to expand and drive innovation in our products, we expect to seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to file patent applications where we deem appropriate to protect our new products, innovations and designs. We expect the number of applications to increase as our business grows and as we continue to expand our products and innovate.
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

Employees
As of December 31, 2015, we had approximately 13,400 employees, including approximately 8,300 in our brand and factory house stores and approximately 2,000 at our distribution facilities. Approximately 5,800 of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.
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
Forward-Looking Statements
Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, the implementation of our marketing and branding strategies, future benefits and opportunities from acquisitions and other significant investments and our planned dividend of shares of our Class C common stock. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect consumer spending;

•	changes to the financial health of our customers;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	our ability to comply with trade and other regulations;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;

•	risks related to data security or privacy breaches;

•	our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract and retain the services of our senior management and key employees.

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
If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. During weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. In addition, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our customers. From time to time certain of our customers have experienced financial difficulties. To the extent one or more of our customers experience significant financial difficulty, insolvency or cease operations, this could have an adverse effect on our sales, our ability to collect on receivables and our financial condition.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
In 2015, approximately 11.5% of our net revenues were generated from sales to our largest customer. We currently do not enter into long term sales contracts with this customer or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income.
We must continue to effectively manage our growth and the increased complexity of a global business or we may not achieve our long-term growth targets and our brand image, net revenues and profitability may decline.
We have expanded our business and operations rapidly since our inception and our net revenues have increased to $3,963.3 million in 2015 from $1,472.7 million in 2011. Our long-term growth strategy depends on our ability to not only maintain strong growth throughout our business, but to also successfully execute on strategic growth initiatives in key areas, such as our international business, footwear and our global direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully expand our global network of brand and factory house stores, grow our e-commerce and mobile application offerings throughout the world and continue to successfully increase our product offerings and market share in footwear. If we cannot effectively execute our long-term growth strategies, our business and results of operations could be negatively impacted.
In addition to successfully executing on our long-term growth strategies, we must also continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. We may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development and distribution functions, our management information systems and other processes and technology. To support these functions, we must hire, train and manage an increasing number of employees, and obtain more space to support our expanding workforce. We may not be successful in undertaking these types of initiatives cost effectively or at all, and could experience serious operating difficulties if we fail to do so. These growth efforts could also increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image and a decrease in net revenues and net income.
If we fail to successfully manage or realize expected results from acquisitions and other significant investments, it may have a material adverse effect on our results of operations and financial position, as well as negatively impact the price of our publicly traded common stock.
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
Failing to successfully integrate acquired entities and businesses or to produce results consistent with financial models used in the analysis of our acquisitions could potentially result in an impairment of goodwill and intangible assets, which could have a material adverse effect on our results of operations and financial position. In addition, we may not be successful in our efforts to continue to grow the number of users, maintain or increase user engagement or ultimately realize expected revenues from our Connected Fitness community. For example, we may not successfully increase sales of our apparel, footwear and accessory products to these users. Any of these developments could have a material adverse effect on our results of operations and financial position, as well as negatively impact the price of our publicly traded common stock.
If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, our net revenues and profitability may be negatively impacted.
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
Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. If we fail to introduce technical innovation in our products, consumer demand for our products could decline. In addition, if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems. Our failure to anticipate and respond timely to changing consumer preferences or to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition.
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
We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.
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
Our profitability may decline as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could have a material adverse effect on our results of operations and financial condition.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2015, 10 manufacturers produced approximately 45% of our products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
Our future growth depends in part on our expansion efforts outside of North America. During the year ended December 31, 2015, 87% of our net revenues were earned in our North America segment. We have limited experience with regulatory environments and market practices outside of North America, and may face difficulties in expanding to and successfully operating in markets outside of North America. International expansion may place increased demands on our operational, managerial and administrative resources. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.
The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.
In 2015, our products were manufactured by 44 primary manufacturers, operating in 16 countries, with 10 manufacturers accounting for approximately 45% of our products. Approximately 63% of our products were manufactured in China, Jordan, Vietnam and Indonesia. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

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
Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased sales volume of our products during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct to consumer sales. The majority of our net revenues were generated during the last two quarters in each of 2015, 2014 and 2013, respectively.
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
As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our publicly traded stock to fluctuate significantly.

Our financial results could be adversely impacted by currency exchange rate fluctuations.

Although we currently generate 82% of our consolidated net revenues in the United States, as our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.  Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance.  As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.
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
In addition, we interact with many of our consumers through both our e-commerce website and our mobile applications. Consumers increasingly utilize these services to purchase our products and to engage with our Connected Fitness community. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business may be negatively impacted. The performance of our Connected Fitness business is dependent on reliable performance of its products, applications and services and the underlying technical infrastructure, which incorporate complex software. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users or loss of revenue.
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
We must also comply with increasingly complex regulatory standards throughout the world enacted to protect personal information and other data, particularly with respect to our Connected Fitness business. Compliance with existing and proposed laws and regulations can be costly and could negatively impact our profitability. In addition, an inability to maintain compliance with these regulatory standards could subject us to litigation or other regulatory proceedings.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. Many of the countries in which we do business have or are expected to adopt changes to tax laws as result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiates. Such tax law changes increase uncertainty and may adversely affect our tax provision. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as the ongoing expansion of our network of brand and factory house stores and our distribution facilities, the expansion of our corporate headquarters investments to implement our enterprise resource planning systems, or investments in our Connected Fitness business. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results. Infrastructure investments may also divert funds from other potential business opportunities.
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

We also may be unable to retain existing management, product creation, innovation, sales, marketing, operational and other support personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.
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

The trading price for our Class A common stock may fluctuate from time to time, and if the shares of our new class of non-voting Class C common stock are distributed as expected, the trading price of that class may experience volatility and may impact the trading price for our Class A common stock.
The trading price of our Class A common stock may fluctuate from time to time in response to various factors, some of which are beyond our control. These factors may include, among others, overall performance of the equity markets and the economy as a whole, variations in our quarterly results of operations or those of our competitors, our ability to meet our published guidance and securities analyst expectations, or recommendations by securities analysts.
In addition, we have previously announced the intention of our Board of Directors to consider distributing shares of our new non-voting Class C common stock as a dividend to the holders of our Class A and Class B common stock. The decision to proceed with, and timing of, this dividend will be made by our Board of Directors in its discretion and there can be no assurance that this dividend will be declared or paid. We expect that the market price for the shares of our Class A common stock will generally reflect the effect of a two-for-one stock split once the dividend is distributed. Although we plan to list the new Class C common stock on the New York Stock Exchange, we cannot predict whether, or to what extent, a liquid trading market will develop for the new class. If it does not or if the Class C common stock is not attractive to targets as an acquisition currency or to our employees as an equity incentive, we may not achieve all of the benefits we anticipated from creating this new class.
As in the case of the Class A common stock, the trading price for the Class C common stock may also be volatile and affected by the factors noted above, as well as by the difference in voting rights between the Class A and Class C common stock. Whether or not the Class C common stock is included in stock indices in the future, such as the S&P 500 Index, may also affect the trading prices of our Class A and Class C common stock.
Kevin Plank, our Chairman and Chief Executive Officer controls the majority of the voting power of our common stock.

Our Class A common stock has one vote per share and our Class B common stock has 10 votes per share. Our Chairman and Chief Executive Officer, Kevin A. Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. The Class B common stock automatically converts to Class A common stock when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B common stock outstanding and in other limited circumstances. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our shareholders do not otherwise support. In addition, if our Class C common stock is issued, the Class C common stock will carry no voting rights (except in limited circumstances), and the continued issuance of the Class C common stock in future stock-based acquisition transactions or to fund employee equity incentive programs, could prolong the duration of Mr. Plank’s voting control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The following includes a summary of the principal properties that we own or lease as of December 31, 2015.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, which includes 400 thousand square feet of office space that we own and 126 thousand square feet that we are leasing. In 2014, we entered into a lease for an additional 130 thousand square feet of office space located near our principal offices in Baltimore in order to expand our corporate headquarters. The lease has a ten year term beginning in 2016. For our European headquarters, we lease an office in Amsterdam, the Netherlands, and we maintain an international management office in Panama. Additionally, we lease space in Austin, Texas, Denver, Colorado, San Francisco, California and Copenhagen, Denmark for our Connected Fitness businesses.
We lease our primary distribution facilities, which are located in Glen Burnie, Maryland, Mount Juliet, Tennessee and Rialto, California. Our Glen Burnie facilities include a total of 830 thousand square feet, with options to renew various portions of the facilities on dates ranging from December 2016 to September 2021. Our Mount Juliet facility is a 1.0 million square foot facility, with options to renew the lease term through December 2041. Our Rialto facility is a 1.2 million square foot facility with a lease term through May 2023. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs.
In addition, as of December 31, 2015, we leased 191 brand and factory house stores located primarily in the United States, Brazil, Canada, China, Chile and Mexico with lease end dates in 2016 through 2031. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 7 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are:

Name	Age	Position
Kevin A. Plank	43	Chief Executive Officer and Chairman of the Board
Kerry D. Chandler	51	Chief Human Resources Officer
Paul Fipps	43	Chief Information Officer
Kip J. Fulks	43	Chief Marketing Officer
James H. Hardy, Jr.	56	Executive Vice President, Global Operations
Karl-Heinz Maurath	54	Chief Revenue Officer
Matthew C. Mirchin	56	President, North America
Lawrence P. Molloy	54	Chief Financial Officer
Henry B. Stafford	41	Chief Merchandising Officer
Robin Thurston	43	Chief Digital Officer
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

Paul Fipps has been Chief Information Officer since March 2015. Prior to that, he served as Senior Vice President of Global Operations from January 2014 to February 2015. Prior to joining our Company, he served as Chief Information Officer and Corporate Vice President of Business Services at The Charmer Sunbelt Group (CSG), a leading distributor of fine wines, spirits, beer, bottled water and other beverages from May 2009 to December 2013, as Vice President of Business Services from January 2007 to April 2009 and in other leadership positions from 1998 to 2007.
Kip J. Fulks has been Chief Marketing Officer since November 2015. Prior to that, he served as President of Footwear and Innovation from March 2015 to October 2015, Chief Operating Officer from September 2011 to February 2015 and as President of Product from October 2013 to November 2014. Prior thereto, Mr. Fulks served as Executive Vice President of Product from January 2011 to August 2011 and Senior Vice President of Outdoor and Innovation from March 2008 to December 2010. He also held various senior management positions in Outdoor, Sourcing, Quality Assurance and Product Development from 1997 to February 2008.
James H. Hardy, Jr. has been Executive Vice President of Global Operations since March 2015. Prior to that, he served as Chief Supply Chain Officer from April 2012 to February 2015. Prior to joining our Company, he served as Senior Vice President of Operations for Hospira, a leading manufacturer of pharmaceutical products, from January 2011 to April 2012 and as Corporate Vice President of Supply Chain from October 2009 to December 2010. Prior thereto, Mr. Hardy served as Senior Vice President of Supply Chain for Dial Corporation from October 2007 to October 2009, as Executive Vice President of Product Supply for ConAgra Foods, Inc. from 2005 to 2007 and held various supply chain management leadership positions at The Clorox Company and The Procter & Gamble Company.
Karl-Heinz (Charlie) Maurath has been Chief Revenue Officer since November 2015. Prior thereto he served as President of International from September 2012 to October 2015. Prior to joining our Company, he served for 22 years in various leadership positions with Adidas, including Senior Vice President, Adidas Group Latin America, from 2003 to 2012 with overall responsibility for Latin America including the Reebok and Taylor Made businesses and Vice President, Adidas Nordic, from 2000 to 2003 responsible for its business in the Nordic region and the Baltic states. Prior thereto, Mr. Maurath served in other management positions for Adidas, including Managing Director of its business in Sweden and Thailand and Area Manger of sales and marketing for its distributor and licensee businesses in Scandinavia and Latin America. Mr. Maurath, in his capacity a former director of a subsidiary of Adidas, is currently named as a defendant in a criminal tax investigation by regulatory authorities in Argentina related to certain tax matters of the Adidas subsidiary in 2006. In November 2013, the court ruled that there were currently no grounds upon which to indict Mr. Maurath. Although the case remains open pending a final determination, the Company believes that the matter will ultimately be dismissed. The Company believes this is no way impacts Mr. Maurath's integrity or ability to serve as an executive officer.
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
Lawrence (Chip) Molloy has been Chief Financial Officer since January 2016. Prior to joining our Company, he served as Senior Advisor to Roark Capital Group, a private equity firm from October 2014 to December 2015. Prior thereto, Mr. Molloy served as Special Advisor to PetSmart, Inc. from June 2013 to April 2014, and had previously served as Chief Financial Officer of PetSmart from September 2007 to June 2013.  Prior thereto, he worked with Circuit City Stores, Inc., and served as Chief Financial Officer of Retail from 2006 to 2007, Vice President of Financial Planning and Analysis from 2004 to 2006 and Director of Financial Planning and Analysis from 2003 to 2004. Prior to Circuit City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation, AGL Capital Investments, LLC, Deloitte & Touche Consulting Group and the U.S. Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of Commander.
Henry B. Stafford has been Chief Merchandising Officer since December 2014. Prior to that, he served as President of North America from October 2013 to November 2014, Senior Vice President of Apparel, Outdoor & Accessories from September 2011 to September 2013 and as Senior Vice President of Apparel from June 2010 to August 2011. Prior to joining our company, he worked with American Eagle Outfitters as Senior Vice President and Chief Merchandising Officer of The AE Brand from April 2007 to May 2010, General Merchandise Manager and Senior Vice President of Men’s and AE Canadian Division from April 2005 to March 2007 and General Merchandise Manager and Vice President of Men’s from September 2003 to March 2005. Prior thereto, Mr. Stafford served in a variety of capacities for Old Navy from 1998 to 2003, including Divisional Merchandising Manager for Men’s Tops from 2001 to 2003, and served as a buyer for Abercrombie and Fitch from 1996 to 1998.
Robin Thurston has been Chief Digital Officer since December 2014. Prior to that, he served as Senior Vice President of Digital from December 2013 to November 2014. Mr. Thurston joined our Company in December 2013 when Under Armour acquired MapMyFitness, Inc. Mr. Thurston co-founded MapMyFitness in February 2007, and built it into one of the world’s largest open fitness tracking platforms. Prior thereto, Mr. Thurston worked in the investment management industry.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UA”. As of January 31, 2016, there were 1,214 record holders of our Class A Common Stock and 4 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer and Chairman of the Board Kevin A. Plank. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2015 and 2014.

	High	Low
2015
First Quarter (January 1 – March 31)	$82.67	$63.77
Second Quarter (April 1 – June 30)	$88.15	$76.15
Third Quarter (July 1 – September 30)	$105.89	$80.12
Fourth Quarter (October 1 – December 31)	$104.74	$77.78
2014
First Quarter (January 1 – March 31)	$62.40	$40.98
Second Quarter (April 1 – June 30)	$60.17	$45.05
Third Quarter (July 1 – September 30)	$73.42	$56.79
Fourth Quarter (October 1 – December 31)	$72.98	$60.00
Stock Split
On March 17, 2014, the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common stock, which was effected in the form of a 100% common stock dividend distributed on April 14, 2014. Stockholders' equity and all references to share and per share amounts herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect this two-for-one stock split for all periods presented.
Unregistered Sales of Equity Securities
From October 1, 2015 through December 31, 2015, we entered into contractual arrangements to issue 104,932 deferred stock units automatically exchangeable for shares of Class A Common Stock on a one-for-one basis to one or more of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. These offers of our securities were made in reliance upon Section 4(2) under the Securities Act and did not involve any public offering.  We did not receive any cash consideration in connection with these arrangements.
Dividends
No cash dividends were declared or paid during 2015 or 2014 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,762,094	$14.52	20,782,233
Equity compensation plans not approved by security holders	2,138,612	$9.25	—

The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 3.8 million restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 18.1 million shares of our Class A Common Stock under our Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 2.7 million shares of our Class A Common Stock under our Employee Stock Purchase Plan. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 1,920.0 thousand fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights, and 218.6 thousand shares of our Class A Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above.
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

Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2010 through December 31, 2015. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2010 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Under Armour, Inc.	$100.00	$130.91	$176.99	$318.83	$495.26	$587.96
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$124.36	$127.57	$159.37	$160.95	$122.68

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Net revenues	$3,963,313	$3,084,370	$2,332,051	$1,834,921	$1,472,684
Cost of goods sold	2,057,766	1,572,164	1,195,381	955,624	759,848
Gross profit	1,905,547	1,512,206	1,136,670	879,297	712,836
Selling, general and administrative expenses	1,497,000	1,158,251	871,572	670,602	550,069
Income from operations	408,547	353,955	265,098	208,695	162,767
Interest expense, net	(14,628)	(5,335)	(2,933)	(5,183)	(3,841)
Other expense, net	(7,234)	(6,410)	(1,172)	(73)	(2,064)
Income before income taxes	386,685	342,210	260,993	203,439	156,862
Provision for income taxes	154,112	134,168	98,663	74,661	59,943
Net income	$232,573	$208,042	$162,330	$128,778	$96,919
Net income available per common share
Basic	$1.08	$0.98	$0.77	$0.62	$0.47
Diluted	$1.05	$0.95	$0.75	$0.61	$0.46
Weighted average common shares outstanding
Basic	215,498	213,227	210,696	208,686	206,280
Diluted	220,868	219,380	215,958	212,760	210,104
Dividends declared	$—	$—	$—	$—	$—

	At December 31,
(In thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$129,852	$593,175	$347,489	$341,841	$175,384
Working capital (1)	1,019,953	1,127,772	702,181	651,370	506,056
Inventories	783,031	536,714	469,006	319,286	324,409
Total assets	2,868,900	2,095,083	1,577,741	1,157,083	919,210
Total debt, including current maturities	669,000	284,201	152,923	61,889	77,724
Total stockholders’ equity	$1,668,222	$1,350,300	$1,053,354	$816,922	$636,432

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our net revenues grew to $3,963.3 million in 2015 from $1,472.7 million in 2011. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets and engaging with consumers through our Connected Fitness business. Our direct to consumer sales channel includes our brand and factory house stores and websites. New offerings for 2015 include our Stephen Curry signature basketball shoes and new UA SpeedForm® running introductions.
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
Our operating segments include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); Asia-Pacific; and Connected Fitness. Due to the insignificance of the Latin America, EMEA, and Asia-Pacific operating segments, they have been combined into International for disclosure purposes.
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
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made primarily of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with license and Connected Fitness revenues, primarily website hosting costs.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $63.7 million, $55.3 million and $46.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net revenues	$3,963,313	$3,084,370	$2,332,051
Cost of goods sold	2,057,766	1,572,164	1,195,381
Gross profit	1,905,547	1,512,206	1,136,670
Selling, general and administrative expenses	1,497,000	1,158,251	871,572
Income from operations	408,547	353,955	265,098
Interest expense, net	(14,628)	(5,335)	(2,933)
Other expense, net	(7,234)	(6,410)	(1,172)
Income before income taxes	386,685	342,210	260,993
Provision for income taxes	154,112	134,168	98,663
Net income	$232,573	$208,042	$162,330

	Year Ended December 31,
(As a percentage of net revenues)	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.9	51.0	51.3
Gross profit	48.1	49.0	48.7
Selling, general and administrative expenses	37.8	37.5	37.3
Income from operations	10.3	11.5	11.4
Interest expense, net	(0.4)	(0.2)	(0.1)
Other expense, net	(0.2)	(0.2)	(0.1)
Income before income taxes	9.7	11.1	11.2
Provision for income taxes	3.8	4.4	4.2
Net income	5.9%	6.7%	7.0%
Consolidated Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net revenues increased $878.9 million, or 28.5%, to $3,963.3 million in 2015 from $3,084.4 million in 2014. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$2,801,062	$2,291,520	$509,542	22.2%
Footwear	677,744	430,987	246,757	57.3
Accessories	346,885	275,409	71,476	26.0
Total net sales	3,825,691	2,997,916	827,775	27.6
License	84,207	67,229	16,978	25.3
Connected Fitness	53,415	19,225	34,190	177.8
Total net revenues	$3,963,313	$3,084,370	$878,943	28.5%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and running; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $17.0 million, or 25.3%, to $84.2 million in 2015 from $67.2 million in 2014. This increase in license revenues was driven primarily by increased distribution of our licensed products in North America and Japan.
Connected Fitness revenue increased $34.2 million, or 177.8%, to $53.4 million in 2015 from $19.2 million in 2014 primarily driven by our Connected Fitness acquisitions in the first quarter of 2015 and revenue growth in our existing Connected Fitness business.
Gross profit increased $393.3 million to $1,905.5 million in 2015 from $1,512.2 million in 2014. Gross profit as a percentage of net revenues, or gross margin, decreased 90 basis points to 48.1% in 2015 compared to 49.0% in 2014. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 70 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our businesses outside the United States, which we expect to continue through 2016 on a more limited basis;

•	approximate 30 basis point decrease driven by higher inbound airfreight costs necessary to service our customers, which we do not expect to continue through 2016;

•	approximate 30 basis point decrease driven by sales mix in North America, which we expect to continue through the first half of 2016; and

•	approximate 20 basis point decrease driven by higher liquidation in both footwear and apparel.
The above increases were partially offset by:

•	approximate 60 basis point increase driven primarily by favorable product input costs in our North America and International businesses, which we expect to continue through 2016.

Selling, general and administrative expenses increased $338.7 million to $1,497.0 million in 2015 from $1,158.3 million in 2014. As a percentage of net revenues, selling, general and administrative expenses increased to 37.8% in 2015 from 37.5% in 2014. These changes were primarily attributable to the following:

•
Marketing costs increased $84.8 million to $417.8 million in 2015 from $333.0 million in 2014. This increase was primarily due to key marketing campaigns and investments in sponsorships. As a percentage of net revenues, marketing costs decreased to 10.5% in 2015 from 10.8% in 2014.

•
Other costs increased $253.9 million to $1,079.2 million in 2015 from $825.3 million in 2014. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investments for our brand house stores. This increase is also due to additional investments in our Connected Fitness business. As a percentage of net revenues, other costs increased to 27.2% in 2015 from 26.8% in 2014.

Income from operations increased $54.5 million, or 15.4%, to $408.5 million in 2015 from $354.0 million in 2014. Income from operations as a percentage of net revenues decreased to 10.3% in 2015 from 11.5% in 2014.
Interest expense, net increased $9.3 million to $14.6 million in 2015 from $5.3 million in 2014. This increase was primarily due to higher term loan and revolving credit facility borrowings during 2015 primarily used to finance our two Connected Fitness acquisitions.
Other expense, net increased $0.8 million to $7.2 million in 2015 from $6.4 million in 2014. This increase was due to higher net losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our foreign currency derivative financial instruments in 2015.
Provision for income taxes increased $19.9 million to $154.1 million in 2015 from $134.2 million in 2014. Our effective tax rate was 39.9% in 2015 compared to 39.2% in 2014. Our effective tax rate for 2015 was higher than the effective tax rate for 2014 primarily due to increased non-deductible costs incurred in connection with our Connected Fitness acquisitions in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenues increased $752.3 million, or 32.3%, to $3,084.4 million in 2014 from $2,332.1 million in 2013. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	$ Change	% Change
Apparel	$2,291,520	$1,762,150	$529,370	30.0%
Footwear	430,987	298,825	132,162	44.2
Accessories	275,409	216,098	59,311	27.4
Total net sales	2,997,916	2,277,073	720,843	31.7
License revenues	67,229	53,910	13,319	24.7
Connected Fitness	19,225	1,068	18,157	1,700.1
Total net revenues	$3,084,370	$2,332,051	$752,319	32.3%

The increase in net sales were driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, hunt and golf; and

•	Footwear unit sales growth, led by running and basketball.
License revenues increased $13.3 million, or 24.7%, to $67.2 million in 2014 from $53.9 million in 2013. This increase in license revenues was primarily a result of increased distribution and continued unit volume growth by our licensees.
Connected Fitness revenue increased $18.1 million to $19.2 million in 2014 from $1.1 million in 2013 primarily due to a full year of revenue from our Connected Fitness business in 2014 compared to one month in 2013.
Gross profit increased $375.5 million to $1,512.2 million in 2014 from $1,136.7 million in 2013. Gross profit as a percentage of net revenues, or gross margin, increased 30 basis points to 49.0% in 2014 compared to 48.7% in 2013. The increase in gross margin percentage was primarily driven by the following:

•	approximate 20 basis point increase driven primarily by decreased sales mix of excess inventory through our factory house outlet stores; and

•	approximate 20 basis point increase as a result of higher duty costs recorded during the prior year on certain products imported in previous years.
The above increases were partially offset by:

•	approximate 10 basis point decrease by unfavorable foreign currency exchange rate fluctuations.
Selling, general and administrative expenses increased $286.7 million to $1,158.3 million in 2014 from $871.6 million in 2013. As a percentage of net revenues, selling, general and administrative expenses increased to 37.5% in 2014 from 37.3% in 2013. These changes were primarily attributable to the following:

•
Marketing costs increased $86.5 million to $333.0 million in 2014 from $246.5 million in 2013 primarily due to increased global sponsorship of professional teams and athletes. As a percentage of net revenues, marketing costs increased to 10.8% in 2014 from 10.5%.

•
Other costs increased increased $200.2 million to $825.3 million in 2014 from $625.1 million in 2013. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our brand house stores. This increase was also due to additional investment in our Connected Fitness business. As a percentage of net revenues, other costs were unchanged at 26.8% in 2014 and 2013.

Income from operations increased $88.9 million, or 33.5%, to $354.0 million in 2014 from $265.1 million in 2013. Income from operations as a percentage of net revenues increased to 11.5% in 2014 from 11.4% in 2013.
Interest expense, net increased $2.4 million to $5.3 million in 2014 from $2.9 million in 2013. This increase was primarily due to the $150.0 million and $100.0 million term loans borrowed during 2014.
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
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to international or Connected Fitness; however, certain costs and revenues included within North America in the prior period have been allocated to Connected Fitness in the current period. Prior period segment data has been recast by an immaterial amount within the tables to conform to the current period presentation.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	$ Change	% Change
North America	$3,455,737	$2,796,374	$659,363	23.6%
International	454,161	268,771	185,390	69.0
Connected Fitness	53,415	19,225	34,190	177.8
Total net revenues	$3,963,313	$3,084,370	$878,943	28.5%

Net revenues in our North America operating segment increased $659.3 million to $3,455.7 million in 2015 from $2,796.4 million in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in International increased $185.4 million to $454.2 million in 2015 from $268.8 million in 2014 primarily due to unit sales growth in our EMEA and Asia-Pacific operating segments. Net revenues in our Connected Fitness operating segment increased $34.2 million to $53.4 million in 2015 from $19.2 million in 2014 primarily due to revenues generated from our two Connected Fitness acquisitions in 2015 and growth in our existing Connected Fitness business.
Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	$ Change	% Change
North America	$460,961	$379,814	$81,147	21.4%
International	8,887	(5,190)	14,077	271.2
Connected Fitness	(61,301)	(20,669)	(40,632)	(196.6)
Total operating income	$408,547	$353,955	$54,592	15.4%
Operating income in our North America operating segment increased $81.2 million to $461.0 million in 2015 from $379.8 million in 2014 primarily due to the items discussed above in the Consolidated Results of Operations. Operating income in international increased $14.1 million to $8.9 million in 2015 from an operating loss of $5.2 million in 2014 primarily due to sales growth in our EMEA and Asia-Pacific operating segments. Operating loss in our Connected Fitness segment increased $40.6 million to $61.3 million in 2015 from $20.7 million in 2014 primarily due to investments to support growth in our Connected Fitness business, including the impact of our two Connected Fitness acquisitions in 2015. These acquisitions contributed $23.6 million to the operating loss for the Connected Fitness segment in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	$ Change	% Change
North America	$2,796,374	$2,193,739	$602,635	27.5%
International	268,771	137,244	131,527	95.8
Connected Fitness	19,225	1,068	18,157	1,700.1
Total net revenues	$3,084,370	$2,332,051	$752,319	32.3%
Net revenues in our North America operating segment increased $602.7 million to $2,796.4 million in 2014 from $2,193.7 million in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in international increased $131.6 million to $268.8 million in 2014 from $137.2 million in 2013 primarily due to sales growth in our Asia-Pacific and Latin America operating segments. Net revenues in our Connected Fitness operating segment increased $18.1 million to $19.2 million in 2014 from $1.1 million in 2013 primarily due to a full year of revenue from our Connected Fitness business in 2014 compared to one month in 2013.

Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	$ Change	% Change
North America	$379,814	$271,338	$108,476	40.0%
International	(5,190)	(5,706)	516	9.0
Connected Fitness	(20,669)	(534)	(20,135)	(3,770.6)
Total operating income	$353,955	$265,098	$88,857	33.5%
Operating income in our North America operating segment increased $108.5 million to $379.8 million in 2014 from $271.3 million in 2013 primarily due to the items discussed above in the Consolidated Results of Operations. Operating loss in international decreased $0.5 million to $5.2 million in 2014 from $5.7 million in 2013 primarily due to sales growth in our EMEA and Asia-Pacific operating segments. Operating loss in our Connected Fitness segment increased $20.2 million to $20.7 million in 2014 from $0.5 million in 2013.
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

	Quarter Ended (unaudited)
(In thousands)	3/31/2014	6/30/2014	9/30/2014	12/31/2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Net revenues	$641,607	$609,654	$937,908	$895,201	$804,941	$783,577	$1,204,109	$1,170,686
Gross profit	300,690	299,952	465,300	446,264	377,664	379,053	587,160	561,670
Marketing SG&A expenses	87,977	70,854	99,756	74,462	107,632	89,553	128,467	92,154
Other SG&A expenses	185,857	194,404	219,438	225,503	242,365	257,599	287,296	291,933
Income from operations	26,856	34,694	146,106	146,299	27,667	31,901	171,397	177,582
(As a percentage of annual totals)
Net revenues	20.8%	19.8%	30.4%	29.0%	20.3%	19.8%	30.4%	29.5%
Gross profit	19.9%	19.8%	30.8%	29.5%	19.8%	19.9%	30.8%	29.5%
Marketing SG&A expenses	26.4%	21.3%	29.9%	22.4%	25.8%	21.4%	30.7%	22.1%
Other SG&A expenses	22.5%	23.6%	26.6%	27.3%	22.5%	23.9%	26.6%	27.1%
Income from operations	7.6%	9.8%	41.3%	41.3%	6.8%	7.8%	42.0%	43.5%
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
We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity (refer to the “Risk Factors” section included in Item 1A). In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
At December 31, 2015, $48.5 million, or approximately 37.4%, of our cash was held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in an additional tax expense. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits. Determining the tax liability that would arise if these earnings were repatriated is not practical.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(44,104)	$219,033	$120,070
Investing activities	(847,475)	(152,312)	(238,102)
Financing activities	440,078	182,306	126,795
Effect of exchange rate changes on cash and cash equivalents	(11,822)	(3,341)	(3,115)
Net increase in cash and cash equivalents	$(463,323)	$245,686	$5,648
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
Cash flows used in operating activities decreased $263.1 million to $44.1 million in 2015 from $219.0 million of cash provided by operating activities in 2014. The decrease in cash from operating activities was due to decreased net cash flows from operating assets and liabilities of $370.1 million, partially offset by adjustments to net income for non-cash items, which increased $82.5 million, and an increase in net income of $24.5 million year over year. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
an increase in inventory investments of $193.9 million primarily due to early deliveries of product to meet key seasonal floor set dates, as well as strategic investments in auto-replenishment products.

•	a larger increase in accounts receivable of $90.8 million in 2015 as compared to 2014, primarily due to the timing of shipments.
Adjustments to net income for non-cash items increased in 2015 as compared to 2014 primarily due to higher depreciation and amortization expense in 2015 as compared to 2014 related to the expansion of our distribution and corporate facilities as well as our two Connected Fitness acquisitions.
Cash provided by operating activities increased $98.9 million to $219.0 million in 2014 from $120.1 million in 2013. The increase in cash provided by operating activities was due to adjustments to net income for non-cash items which increased $57.5 million and an increase in net income of $45.7 million, partially offset by decreased net cash flows from operating assets and liabilities of $4.3 million year over year. The decrease in net cash flows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a decrease in inventory investments of $72.2 million due primarily to early deliveries of product and incremental inventory investments in the prior year

•
a larger increase in accounts receivable of $65.1 million in 2014 as compared to 2013, primarily due to a higher proportion of sales to our international customers with longer payment terms compared to the prior year.

Adjustments to net income for non-cash items increased in 2014 as compared to 2013 primarily due to an increase in stock-based compensation and higher depreciation and amortization in 2014 as compared to 2013.
Investing Activities
Cash used in investing activities increased $695.2 million to $847.5 million in 2015 from $152.3 million in 2014, primarily due to our Connected Fitness acquisitions of MyFitnessPal and Endomondo during the first quarter of 2015 and increased capital expenditures to improve and expand our corporate headquarters and invest in our new and expanding SAP platform in 2015.

Cash used in investing activities decreased $85.8 million to $152.3 million in 2014 from $238.1 million in 2013. This decrease was primarily related to our Connected Fitness acquisition of MapMyFitness in the prior year, partially offset by increased capital expenditures to support international expansion and our brand and factory house strategies in 2014.
Total capital expenditures were $325.5 million, $145.4 million and $91.6 million in 2015, 2014 and 2013, respectively. Capital expenditures for 2016 are expected to be in the range of $450.0 million to $475.0 million, comprised primarily of investments in the expansion of our corporate headquarters and our new and expanding SAP platform, along with retail store build outs and fixtures.
Financing Activities
Cash provided by financing activities increased $257.8 million to $440.1 million in 2015 from $182.3 million in 2014. This increase was primarily due to our amended credit agreement that provided an additional $650.0 million in term loan and revolving credit facility proceeds in 2015 offset by payments of $261.3 million.
Cash provided by financing activities increased $55.5 million to $182.3 million in 2014 from $126.8 million in 2013. This increase was primarily due to $150.0 million of net borrowings under our credit facility in 2014, as compared to $100.0 million of borrowings under our revolving credit facility in 2013.
Credit Facility
In May 2014, we entered into a new unsecured $650.0 million credit agreement that provided for both revolving credit facility borrowings and term loan borrowings and had a term of five years through May 2019, with permitted extensions under certain circumstances.  In March 2015, we amended the credit agreement to add an additional $150.0 million of term loan borrowings, resulting in aggregate term loan borrowings of $350.0 million, and an increase in revolving credit facility commitments to $800.0 million. As of December 31, 2015, we had $275.0 million of revolving borrowings outstanding and $525.0 million of remaining availability under the revolving credit facility.

In January 2016, we further amended our credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement from May 2019 to January 2021. Simultaneously with entering into the amendment, we borrowed $138.8 million under the revolving credit facility to repay in full the balance of the $150.0 million term loan originally borrowed in March 2015. After giving effect to this amendment and the related repayment, as well as additional borrowings under the revolving credit facility in February 2016, we have $565.0 million of revolving borrowings outstanding and $685.0 million of remaining availability under our revolving credit facility.  At our request and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.

Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and
Canadian Dollars. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were $1.0 million of letters of credit and no swingline loans outstanding as of December 31, 2015.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00. As of December 31, 2015, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) the adjusted LIBOR rate, plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to the Pricing Grid based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR rate loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans ranged from 1.29% to 1.32% and was 1.16% during the years ended December 31, 2015 and 2014, respectively. The weighted average interest rate under the revolving credit facility was 1.33% during the year ended December 31, 2015. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2015, the commitment fee was 15.0 basis points. We incurred and capitalized $2.9 million million in deferred financing costs in connection with the credit facility as of December 31, 2015.
Other Long Term Debt
We have long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At December 31, 2014 and 2013, the outstanding principal balance under these agreements was $2.0 million and $4.9 million, respectively. As of December 31, 2015 there was no outstanding principal balance under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.3%, 3.1% and 3.3% for the years ended December 31, 2015, 2014 and 2013, respectively.
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2015 and 2014, the outstanding balance on the loan was $44.0 million and $46.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the years ended December 31, 2015, 2014 and 2013.
Interest expense, net was $14.6 million, $5.3 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.
Acquisitions
Endomondo
On January 5, 2015, we acquired 100% of the outstanding equity of Endomondo, a Denmark-based digital connected fitness company, to expand the Under Armour Connected Fitness community. The purchase price was $85.0 million, adjusted for working capital.

We recognized $0.6 million and $0.8 million in acquisition related costs that were expensed during the three months ended March 31, 2015 and December 31, 2014, respectively. These costs are included in the consolidated statements of income in the line item entitled “Selling, general and administrative expenses.”

MyFitnessPal
On March 17, 2015, we acquired 100% of the outstanding equity of MyFitnessPal, or "MFP", a digital nutrition and connected fitness company, to expand the Under Armour Connected Fitness community. The final adjusted transaction value totaled $474.0 million. The total consideration of $463.9 million was adjusted to reflect the accelerated vesting of certain share awards of MFP, which are not conditioned upon continued employment, and transaction costs borne by the selling shareholders. The acquisition was funded with $400.0 million of increased term loan borrowings and a draw on the revolving credit facility, with the remaining amount funded by cash on hand.

We recognized $5.7 million of acquisition related costs that were expensed during the three months ended March 31, 2015. These costs are included in the consolidated statement of income in the line item entitled “Selling, general and administrative expenses.”
Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating and capital leases. The leases expire at various dates through 2028, excluding extensions at our option, and contain various provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2015. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2015 as well as significant agreements entered into during the period after December 31, 2015 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$714,283	$54,922	$110,845	$548,516	$—
Lease obligations (2)	717,074	84,620	166,478	151,140	314,836
Product purchase obligations (3)	1,537,915	1,537,915	—	—	—
Sponsorships and other (4)	858,543	126,488	276,198	166,483	289,374
Total	$3,827,815	$1,803,945	$553,521	$866,139	$604,210

(1)
Includes estimated interest payments based on applicable fixed and currently effective floating interest rates as of December 31, 2015, timing of scheduled payments, and the term of the debt obligations. This does not reflect the amendment to our credit facility in January 2016.

(2)
Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $11.0 million for the year ended December 31, 2015.

(3)
We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2015.

(4)
Includes sponsorships with professional teams, professional leagues, colleges and universities, individual athletes, athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, it is not possible to determine the performance incentive amounts we may be required to pay under these agreements as they are primarily subject to certain performance based and other variables. The amounts listed above are the fixed minimum amounts required to be paid under these sponsorship agreements. Additionally, these amounts include minimum guaranteed royalty payments to endorsers and licensors based upon a predetermined percent of sales of particular products.

The table above excludes a liability of $46.9 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.
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

Our significant accounting policies are described in Note 2 of the audited consolidated financial statements. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the Management's Discussion and Analysis. There were no significant changes to our critical accounting policies during the year ended December 31, 2015.
Revenue Recognition
Net revenues consist of both net sales and license and other revenues. Net sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of risk of loss related to those goods. Transfer of title and risk of loss are based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss take place at the point of sale, for example at our brand and factory house stores. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenues are primarily recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income and therefore do not impact net revenues or costs of goods sold.
We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2015 and 2014, there were $94.5 million and $68.9 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $5.9 million and $3.7 million, respectively.
Subsequent to December 31, 2015, we became aware of the deteriorating financial condition of one of our wholesale customers, The Sports Authority. Our recorded reserve as of year-end materially reflects our best estimate, based on currently available information, of the ultimate recoverability of amounts due from this customer at December 31, 2015. As of December 31, 2015, the amount of this receivable totaled $32.5 million.  However, we do not currently believe that the exposure to our receivables as of December 31, 2015 is materially impacted by the developments related to The Sports Authority. If the financial condition of this customer continues to deteriorate, this could result in us recording additional reserves against our receivables balance. See "Risk Factors - If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted."

Inventory Valuation and Reserves
We value our inventory using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, or if goodwill is allocated to a reporting unit for the first time, we perform the two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. We calculate fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, the second step will be performed. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. We perform our annual impairment tests in the fourth quarter of each fiscal year. As of December 31, 2015, no impairment of goodwill was identified, and no reporting unit was at risk of failing step one of the impairment test.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2015, we had $46.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.1 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been achieved as of December 31, 2015.

The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets are deemed probable, which requires management judgment. For example, the achievement of certain operating income targets related to the performance-based restricted stock units and stock options granted in 2015 were not deemed probable as of December 31, 2015. Additional stock-based compensation of up to $3.6 million would have been recorded in 2015 for these performance-based restricted stock units and stock options had the full achievement of all operating targets been deemed probable. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update which supersedes the most current requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance was previously effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will now be effective for annual and interim periods beginning after December 15, 2017 with early adoption as of the original effective date permitted. We are currently evaluating this standard to determine the impact of its adoption on our consolidated financial statements.
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
In November 2015, the FASB issued an Accounting Standards Update which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented. We adopted the provisions of this guidance prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. Had we adopted this guidance retrospectively, $33.5 million would have been reclassified from deferred income taxes-current to deferred income taxes-long term for the year ended December 31, 2014. The adoption of this guidance will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of this pronouncement did not have a significant impact on our financial position, results of operations and cash flows.

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
As of December 31, 2015, the aggregate notional value of our outstanding foreign currency forward contracts was $468.1 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities of one to eleven months. The foreign currency forward contracts outstanding as of December 31, 2015 have weighted average contractual forward foreign currency exchange rates of 1.38 CAD per $1.00, €0.91 per $1.00, 135.83 JPY per €1.00, 18.82 MXN per €1.00 and £0.74 per €1.00. The majority of our foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, we began entering into foreign currency forward contracts designated as cash flow hedges. For foreign currency forward contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2015 and 2014, we reclassified $3.5 million and $0.4 million from other comprehensive income to cost of goods sold related to foreign currency forward contracts designated as cash flow hedges, respectively. The fair values of the Company’s foreign currency forward contracts were assets of $3.8 million and $0.8 million as of December 31, 2015 and 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$(33,359)	$(11,739)	$(1,905)
Realized foreign currency exchange rate gains (losses)	7,643	2,247	477
Unrealized derivative gains (losses)	388	1	13
Realized derivative gains (losses)	16,404	3,081	243
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
As of December 31, 2015, the aggregate notional value of our outstanding interest rate swap contracts was $170.7 million. During the years ended December 31, 2015 and 2014, we recorded a $2.7 million and $1.7 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $1.5 million and $0.6 million as of December 31, 2015 and 2014, respectively, and was included in other long term liabilities on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts."
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer
Kevin A. Plank

/s/ LAWRENCE P. MOLLOY	Chief Financial Officer
Lawrence P. Molloy
Dated: February 19, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred income tax balances in 2015.
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
/s/    PricewaterhouseCoopers LLP
Baltimore, Maryland
February 19, 2016

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$129,852	$593,175
Accounts receivable, net	433,638	279,835
Inventories	783,031	536,714
Prepaid expenses and other current assets	152,242	87,177
Deferred income taxes	—	52,498
Total current assets	1,498,763	1,549,399
Property and equipment, net	538,531	305,564
Goodwill	585,181	123,256
Intangible assets, net	75,686	26,230
Deferred income taxes	92,157	33,570
Other long term assets	78,582	57,064
Total assets	$2,868,900	$2,095,083
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$200,460	$210,432
Accrued expenses	192,935	147,681
Current maturities of long term debt	42,000	28,951
Other current liabilities	43,415	34,563
Total current liabilities	478,810	421,627
Long term debt, net of current maturities	352,000	255,250
Revolving credit facility, long term	275,000	—
Other long term liabilities	94,868	67,906
Total liabilities	1,200,678	744,783
Commitments and contingencies (see Note 7)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2015 and 2014; 181,646,468 shares issued and outstanding as of December 31, 2015 and 177,295,988 shares issued and outstanding as of December 31, 2014.	61	59
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2015 and 36,600,000 shares authorized, issued and outstanding as of December 31, 2014.	11	12
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2015; 0 shares issued and outstanding as of December 31, 2015.	—	—
Additional paid-in capital	636,630	508,350
Retained earnings	1,076,533	856,687
Accumulated other comprehensive loss	(45,013)	(14,808)
Total stockholders’ equity	1,668,222	1,350,300
Total liabilities and stockholders’ equity	$2,868,900	$2,095,083

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$3,963,313	$3,084,370	$2,332,051
Cost of goods sold	2,057,766	1,572,164	1,195,381
Gross profit	1,905,547	1,512,206	1,136,670
Selling, general and administrative expenses	1,497,000	1,158,251	871,572
Income from operations	408,547	353,955	265,098
Interest expense, net	(14,628)	(5,335)	(2,933)
Other expense, net	(7,234)	(6,410)	(1,172)
Income before income taxes	386,685	342,210	260,993
Provision for income taxes	154,112	134,168	98,663
Net income	$232,573	$208,042	$162,330
Net income available per common share
Basic	$1.08	$0.98	$0.77
Diluted	$1.05	$0.95	$0.75
Weighted average common shares outstanding
Basic	215,498	213,227	210,696
Diluted	220,868	219,380	215,958
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$232,573	$208,042	$162,330
Other comprehensive income (loss):
Foreign currency translation adjustment	(31,816)	(16,743)	(897)
Unrealized gain (loss) on cash flow hedge, net of tax of $415, $(408) and $505 for the years ended December 31, 2015, 2014 and 2013.	1,611	(259)	723
Total other comprehensive loss	(30,205)	(17,002)	(174)
Comprehensive income	$202,368	$191,040	$162,156
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	166,922	$56	42,600	$14	$321,303	$493,181	$2,368	$816,922
Exercise of stock options	1,822	—	—	—	12,159	—	—	12,159
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(47)	—	—	—	—	(1,669)	—	(1,669)
Issuance of Class A Common Stock, net of forfeitures	332	—	—	—	3,439	—	—	3,439
Class B Convertible Common Stock converted to Class A Common Stock	2,600	1	(2,600)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	43,184	—	—	43,184
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	17,163	—	—	17,163
Comprehensive income	—	—	—	—	—	162,330	(174)	162,156
Balance as of December 31, 2013	171,629	57	40,000	13	397,248	653,842	2,194	1,053,354
Exercise of stock options	1,454	1	—	—	11,258	—	—	11,259
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(95)	—	—	—	—	(5,197)	—	(5,197)
Issuance of Class A Common Stock, net of forfeitures	908	—	—	—	12,067	—	—	12,067
Class B Convertible Common Stock converted to Class A Common Stock	3,400	1	(3,400)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	50,812	—	—	50,812
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	36,965	—	—	36,965
Comprehensive income	—	—	—	—	—	208,042	(17,002)	191,040
Balance as of December 31, 2014	177,296	59	36,600	12	508,350	856,687	(14,808)	1,350,300
Exercise of stock options	360	—	—	—	2,852	—	—	2,852
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(172)	—	—	—	—	(12,727)	—	(12,727)
Issuance of Class A Common Stock, net of forfeitures	1,996	1	—	—	19,135	—	—	19,136
Class B Convertible Common Stock converted to Class A Common Stock	2,150	1	(2,150)	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	60,376	—	—	60,376
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	45,917	—	—	45,917
Comprehensive income (loss)	—	—	—	—	—	232,573	(30,205)	202,368
Balance as of December 31, 2015	181,630	$61	34,450	$11	$636,630	$1,076,533	$(45,013)	$1,668,222

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$232,573	$208,042	$162,330
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	100,940	72,093	50,549
Unrealized foreign currency exchange rate losses	33,359	11,739	1,905
Loss on disposal of property and equipment	549	261	332
Stock-based compensation	60,376	50,812	43,184
Deferred income taxes	(4,426)	(17,584)	(18,832)
Changes in reserves and allowances	40,391	31,350	13,945
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(191,876)	(101,057)	(35,960)
Inventories	(278,524)	(84,658)	(156,900)
Prepaid expenses and other assets	(76,476)	(33,345)	(19,049)
Accounts payable	(22,583)	49,137	14,642
Accrued expenses and other liabilities	64,126	28,856	56,481
Income taxes payable and receivable	(2,533)	3,387	7,443
Net cash provided by (used in) operating activities	(44,104)	219,033	120,070
Cash flows from investing activities
Purchases of property and equipment	(298,928)	(140,528)	(87,830)
Purchase of businesses, net of cash acquired	(539,460)	(10,924)	(148,097)
Purchases of available-for-sale securities	(103,144)	—	—
Sales of available-for-sale securities	96,610	—	—
Purchases of other assets	(2,553)	(860)	(475)
Change in loans receivable	—	—	(1,700)
Net cash used in investing activities	(847,475)	(152,312)	(238,102)
Cash flows from financing activities
Proceeds from revolving credit facility	500,000	—	100,000
Payments on revolving credit facility	(225,000)	(100,000)	—
Proceeds from term loan	150,000	250,000	—
Payments on term loan	(36,250)	(13,750)	—
Payments on long term debt	(3,952)	(4,972)	(5,471)
Excess tax benefits from stock-based compensation arrangements	45,917	36,965	17,163
Proceeds from exercise of stock options and other stock issuances	10,310	15,776	15,103
Payments of debt financing costs	(947)	(1,713)	—
Net cash provided by financing activities	440,078	182,306	126,795
Effect of exchange rate changes on cash and cash equivalents	(11,822)	(3,341)	(3,115)
Net increase (decrease) in cash and cash equivalents	(463,323)	245,686	5,648
Cash and cash equivalents
Beginning of period	593,175	347,489	341,841
End of period	$129,852	$593,175	$347,489

Non-cash investing and financing activities
Increase in accrual for property and equipment	$17,758	$4,922	$3,786
Non-cash acquisition of business	—	11,233	—
Property and equipment acquired under build-to-suit leases	5,631	—	—
Other supplemental information
Cash paid for income taxes	99,708	103,284	85,570
Cash paid for interest, net of capitalized interest	11,176	4,146	1,505

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

On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS (“Endomondo”), a Denmark-based digital connected fitness company. On March 17, 2015, the Company acquired 100% of the outstanding equity of MyFitnessPal, Inc. (“MFP”), a digital nutrition and connected fitness company. Both companies were acquired to expand the Under Armour Connected Fitness community. The purchase price allocation for each acquisition is reflected in the consolidated balance sheet as of December 31, 2015.

The Company identified a prior period error in the classification of available-for-sale securities (“AFS”) for the first and second quarters of 2015. The Company concluded that the error was not material to any of its previously issued financial statements. The Company included purchases and sales of AFS for the first six months of 2015 of $41.5 million and $19.4 million, respectively, in its cash flows from investing activities for the six months ended June 30, 2015. Additionally, the Company intends to revise the affected periods when they are presented on a comparable basis to reflect the correct accounting. The revision will result in a reclassification from "Cash and cash equivalents" to "Prepaid expenses and other current assets" on the 2015 first and second quarter balance sheets of $7.1 million and $22.1 million, respectively. Correspondingly, the revision will result in the presentation of purchases and sales of AFS for the three months ended March 31, 2015 of $10.4 million and $3.3 million,respectively, in addition to the six months 2015 cash flow activities described above.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2015, 2014 and 2013 was interest income of $164.0 thousand, $192.0 thousand and $23.7 thousand, respectively, related to cash and cash equivalents.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company's largest customer in North America accounted for 18.7% and 23.4% of accounts receivable as of December 31, 2015 and December 31, 2014, respectively. The Company's largest customer accounted for 11.5%, 14.4% and 16.6% of net revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $5.9 million and $3.7 million, respectively.
Subsequent to December 31, 2015, the Company became aware of the deteriorating financial condition of one of its wholesale customers, The Sports Authority. The Company's recorded reserve as of year-end materially reflects its best estimate, based on currently available information, of the ultimate recoverability of amounts due from this customer at December 31, 2015. As of December 31, 2015, the amount of this receivable totaled $32.5 million.  However, the Company does not currently believe that the exposure to its receivables as of December 31, 2015 is materially impacted by the developments related to The Sports Authority. If the financial condition of this customer continues to deteriorate, this could result in the Company recording additional reserves against the Company's receivables balance.
Inventories
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. The Company values it using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $1.0 million and $0.4 million as of December 31, 2015 and 2014, respectively.

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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, or if goodwill is allocated to a reporting unit for the first time, the Company performs the two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. We calculate fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, the second step will be performed. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.The Company performs its annual impairment tests in the fourth quarter of each fiscal year. As of December 31, 2015, no impairment of goodwill was identified, and no reporting unit was at risk of failing step one of the impairment test.
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
Accrued Expenses
At December 31, 2015, accrued expenses primarily included $63.8 million and $17.8 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2014, accrued expenses primarily included $61.4 million and $14.0 million of accrued compensation and benefits and marketing expenses, respectively.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2015 and 2014, there were $94.5 million and $68.9 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $417.8 million, $333.0 million and $246.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, prepaid advertising costs were $37.5 million and $31.1 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $63.7 million, $55.3 million and $46.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Minority Investment
The Company holds a minority investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2015 and 2014, the carrying value of the Company’s investment was $12.0 million and $13.4 million, respectively, and was included in other long term assets on the consolidated balance sheets. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.

The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the year ended December 31, 2015 that may have a significant adverse effect on the fair value of the investment.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued an Accounting Standards Update which supersedes the most current requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance was previously effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new standard will now be effective for annual and interim periods beginning after December

15, 2017 with early adoption as of the original effective date permitted. The Company is currently evaluating this standard to determine the impact of its adoption on the consolidated financial statements.
In July 2015, the FASB issued an Accounting Standard Update which simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. This guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In September 2015, the FASB issued an Accounting Standards Update which requires the acquiring company in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquiring company record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of a change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
Recently Adopted Accounting Standards
In January 2015, the FASB issued an Accounting Standards Update which eliminates from GAAP the concept of extraordinary items and the need to separately classify, present, and disclose extraordinary events and transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.
In November 2015, the FASB issued an Accounting Standards Update which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this guidance prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. Had the Company adopted this guidance retrospectively, $33.5 million would have been reclassified from deferred income taxes-current to deferred income taxes-long term for the year ended December 31, 2014. The adoption of this guidance will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of this pronouncement did not have a significant impact on the Company's financial position, results of operations and cash flows.
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

The following represents the pro forma consolidated income statement as if MFP had been included in the consolidated results of the Company for the year ended December 31, 2015 and December 31, 2014:

	Year ended December 31,
(In thousands)	2015	2014
Net revenues	$3,967,008	$3,098,341
Net income	231,277	189,659
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of MFP to reflect the acquisition as if it closed on January 1, 2014. Pro forma net income for the year ended December 31, 2014 includes $5.7 million in transaction expenses which were included in the consolidated statement of income for the year ended December 31, 2015, but excluded from the calculation of pro forma net income for December 31, 2015.
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
The goodwill recorded as a result of the acquisitions primarily reflects unidentified intangible assets acquired, including operational synergies across the Company, assembled workforces, the value of integrating acquired technologies and engaging and growing the connected fitness community. None of the goodwill is expected to be deductible for tax purposes. The following table summarizes the Company's allocation of goodwill to its operating segments:

	MyFitnessPal	Endomondo
	(in thousands)	(in thousands)
Goodwill:
North America	$183,817	$14,253
EMEA	81,300	29,452
Asia-Pacific	70,266	11,446
Latin America	55,275	988
Connected Fitness	12,070	14,151
Total goodwill	$402,728	70,290

4. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(In thousands)	2015	2014
Leasehold and tenant improvements	$214,834	$128,088
Furniture, fixtures and displays	132,736	80,035
Buildings	47,137	46,419
Software	99,309	67,506
Office equipment	50,399	51,531
Plant equipment	118,138	70,317
Land	17,628	17,628
Construction in progress	147,581	57,677
Other	4,002	3,175
Subtotal property and equipment	831,764	522,376
Accumulated depreciation	(293,233)	(216,812)
Property and equipment, net	$538,531	$305,564
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $87.1 million, $63.6 million and $48.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Goodwill and Intangible Assets, Net
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	Connected Fitness	International	Total
Balance as of December 31, 2014	$119,799	$2,445	$1,012	$123,256
Goodwill acquired	198,417	26,217	248,724	473,358
Effect of currency translation adjustment	(1,363)	(1,302)	(8,768)	(11,433)
Balance as of December 31, 2015	$316,853	$27,360	$240,968	$585,181
The following table summarizes the Company’s intangible assets as of the periods indicated:

		December 31, 2015			December 31, 2014
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
User base	10	$47,922	$(3,965)	$43,957	$—	$—	$—
Technology	5-7	19,739	(5,041)	14,698	12,000	(1,907)	10,093
Customer relationships	2-3	10,738	(8,354)	2,384	11,927	(4,692)	7,235
Trade name	4-5	7,663	(3,036)	4,627	5,000	(1,353)	3,647
Nutrition database	10	4,500	(356)	4,144	—	—	—
Lease-related intangible assets	1-15	3,896	(2,919)	977	3,896	(2,762)	1,134
Other	5-10	1,385	(444)	941	2,196	(893)	1,303
Total		$95,843	$(24,115)	$71,728	$35,019	$(11,607)	$23,412
Indefinite-lived intangible assets				3,958			2,818
Intangible assets, net				$75,686			$26,230

Amortization expense, which is included in selling, general and administrative expenses, was $13.9 million, $8.5 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2015:

(In thousands)
2016	$13,023
2017	10,530
2018	9,367
2019	9,260
2020	7,256
2021 and thereafter	22,292
Amortization expense of intangible assets	$71,728
At December 31, 2015, 2014 and 2013, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired.

6. Credit Facility and Other Long Term Debt
Credit Facility
In May 2014, the Company entered into a new unsecured $650.0 million credit agreement that provided for both revolving credit facility borrowings and term loan borrowings and had a term of five years through May 2019, with permitted extensions under certain circumstances.  In March 2015, the Company amended the credit agreement to add an additional $150.0 million of term loan borrowings, resulting in aggregate term loan borrowings of $350.0 million, and increase revolving credit facility commitments to $800.0 million.  As of December 31, 2015, the Company had $275.0 million of revolving borrowings outstanding under the revolving credit facility, and $525.0 million of remaining availability.
In January 2016, the Company further amended the credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement from May 2019 to January 2021. Simultaneously with entering into this, the Company borrowed $138.8 million under the revolving credit facility to repay in full the balance of the $150.0 million term loan borrowing originally borrowed in March 2015. After giving effect to this amendment and the related repayment, as well as additional borrowings under the revolving credit facility in February 2016, the Company had $565.0 million of revolving borrowings outstanding and $685.0 million of remaining availability under the revolving credit facility.  At the request of the Company and the lenders' consent, revolving and/or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen and
Canadian Dollars. These borrowings have maturities of less than one year but are classified as non-current as the Company has the intent and ability to refinance these obligations on a long-term basis. Up to $50.0 million of the facility may be used for the issuance of letters of credit and up to $50.0 million of the facility may be used for the issuance of swingline loans. There were $1.0 million of letters of credit and no swingline loans outstanding as of December 31, 2015.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2015, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans ranged from 1.29% to 1.32% and was 1.16% during the years ended December 31, 2015 and 2014, respectively. The weighted average interest rate under the revolving credit facility was 1.33% during the year ended December 31, 2015. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2015, the commitment fee was 15.0 basis points. The Company incurred and capitalized $2.9 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
The Company has long term debt agreements with various lenders to finance the acquisition or lease of qualifying capital investments. Loans under these agreements are collateralized by a first lien on the related assets acquired. At December 31, 2014 and 2013, the outstanding principal balance under these agreements was $2.0 million and $4.9 million, respectively. As of December 31, 2015 there was no outstanding principal balance under these agreements. Currently, advances under these agreements bear interest rates which are fixed at the time of each advance. The weighted average interest rates on outstanding borrowings were 3.3%, 3.1% and 3.3% for the years ended December 31, 2015, 2014 and 2013, respectively.
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the new credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2015, 2014 and 2013, the outstanding balance on the loan was $44.0 million, $46.0 million and $48.0 million, respectively. The weighted average interest rate on the loan was 1.7% for the years ended December 31, 2015, 2014 and 2013.
The following are the scheduled maturities of long term debt as of December 31, 2015:

(In thousands)
2016	$42,000
2017	42,000
2018	42,000
2019	543,000
2020	—
2021 and thereafter	—
Total scheduled maturities of long term debt	669,000
Less current maturities of long term debt	42,000
Long term debt obligations	$627,000
Interest expense, net was $14.6 million, $5.3 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

7. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2031, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for brand and factory house stores that the Company did not yet occupy as of December 31, 2015 and does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2015 as well as significant operating lease agreements entered into during the period after December 31, 2015 through the date of this report:

(In thousands)
2016	$84,620
2017	84,566
2018	81,912
2019	77,332
2020	73,808
2021 and thereafter	314,836
Total future minimum lease payments	$717,074
Included in selling, general and administrative expense was rent expense of $83.0 million, $59.0 million and $41.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $11.0 million, $11.0 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2015, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2015 through the date of this report:

(In thousands)
2016	$126,488
2017	138,607
2018	137,591
2019	98,486
2020	67,997
2021 and thereafter	289,374
Total future minimum sponsorship and other payments	$858,543
The amounts listed above are the minimum compensation obligations and guaranteed royalty fees required to be paid under the Company’s sponsorship and other marketing agreements. The amounts listed above do not include additional performance incentives and product supply obligations provided under certain agreements. It is not possible to determine how much the Company will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to the sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and the Company’s decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.
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
Following the Company’s announcement of the creation of a new class of common stock, referred to as the Class C common stock, par value $0.0003 1/3 per share, four purported class action lawsuits were brought against the Company and the members of the Company’s Board of Directors on behalf of the stockholders of the Company, the first of which was filed on June 18, 2015. These lawsuits were filed in the Circuit Court for Baltimore City, Maryland (the "Court"), and were consolidated into one action, In re: Under Armour Shareholder Litigation, Case No. 24-C-15-003240. The lawsuits generally alleged that the individual defendants breached their fiduciary duties in connection with approving the creation of the Class C common stock, as well as in connection with recommending for approval by stockholders certain governance related changes to the Company’s charter.
On October 7, 2015, the Company announced that it had reached an agreement on settlement terms with the lead plaintiff.  The Court has preliminarily approved the settlement terms, and is expected to determine whether to grant final approval of the settlement at hearing on February 29, 2016.  Under the terms of the settlement, following the initial distribution of the Class C common stock, the Company has agreed to issue additional consideration to the holders of Class C common stock in the form of a dividend with a value of $59 million, which will be payable in the form of the Company’s Class A common stock, Class C common stock, cash or a combination thereof, to be determined at the sole discretion of the Company’s Board of Directors.  This dividend must be authorized by the Board of Directors within approximately 60 days following the initial distribution of the Class C common stock.  Additionally, the settlement agreement includes certain non-monetary remedies, including an amendment to the Confidentiality, Non-Competition and Non-Solicitation Agreement between the Company and Kevin A. Plank, the Company’s Chairman and Chief Executive Officer, and an agreement that the Company’s Board of Directors will undertake certain considerations when using more than a specified amount of shares of Class C common stock as consideration in certain acquisition transactions.
8. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2015 of 400.0 million shares and 34.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2015			December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 14)	$—	$3,811	$—	$—	$806	$—
Interest rate swap contracts (see Note 14)	—	(1,486)	—	—	(607)	—
TOLI policies held by the Rabbi Trust (see Note 13)	—	4,456	—	—	4,734	—
Deferred Compensation Plan obligations (see Note 13)	—	(5,072)	—	—	(4,525)	—
Available-for-sale securities	6,534	—	—	—	—	—
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
The carrying value of the Company's long term debt approximated its fair value as of December 31, 2015 and 2014. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

10. Provision for Income Taxes
Income before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Income before income taxes:
United States	$272,739	$269,503	$196,558
Foreign	113,946	72,707	64,435
Total	$386,685	$342,210	$260,993

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current
Federal	$102,317	$110,439	$85,542
State	27,500	24,419	19,130
Other foreign countries	28,336	16,489	13,295
	158,153	151,347	117,967
Deferred
Federal	707	(15,368)	(14,722)
State	(5,703)	(4,073)	(5,541)
Other foreign countries	955	2,262	959
	(4,041)	(17,179)	(19,304)
Provision for income taxes	$154,112	$134,168	$98,663
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	3.2	3.8	2.4
Unrecognized tax benefits	3.4	1.9	2.5
Nondeductible expenses	2.2	1.0	1.1
Foreign rate differential	(5.5)	(4.5)	(4.8)
Foreign valuation allowance	2.7	2.5	1.5
Other	(1.1)	(0.5)	0.1
Effective income tax rate	39.9%	39.2%	37.8%
The increase in the 2015 full year effective income tax rate, as compared to 2014, is primarily due to increased non-deductible costs incurred in connection with the Company's Connected Fitness acquisitions in 2015.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2015	2014
Deferred tax asset
Stock-based compensation	$40,406	$35,161
Allowance for doubtful accounts and other reserves	33,821	24,774
Accrued expenses	19,999	11,398
Foreign net operating loss carryforward	19,600	16,302
Deferred rent	13,991	11,005
Inventory obsolescence reserves	11,956	8,198
Tax basis inventory adjustment	10,019	5,845
U. S. net operating loss carryforward	9,217	4,733
Foreign tax credits	6,151	5,131
State tax credits, net of federal tax impact	4,966	4,245
Deferred compensation	2,080	1,858
Other	6,346	4,592
Total deferred tax assets	178,552	133,242
Less: valuation allowance	(24,043)	(15,550)
Total net deferred tax assets	154,509	117,692
Deferred tax liability
Property, plant and equipment	(31,069)	(17,638)
Intangible assets	(22,820)	(7,010)
Prepaid expenses	(8,766)	(6,424)
Other	(627)	(612)
Total deferred tax liabilities	(63,282)	(31,684)
Total deferred tax assets, net	$91,227	$86,008
In connection with the Company's acquisition of MyFitnessPal (see Note 3), the Company acquired $21.1 million in deferred tax assets associated with approximately $89.1 million in federal and state net operating loss (“NOLs”) carryforwards and $1.4 million in tax credit carryforwards. The acquisition resulted in a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, and, as a result, such NOLs are subject to an annual limitation.
As of December 31, 2015, the Company had $9.9 million in deferred tax assets associated with approximately $60.4 million in federal and state net operating losses and $1.4 million in tax credit carryforwards from the acquisition of MyFitnessPal remaining, which will expire beginning 2033 through 2035. Based upon the historical taxable income and projections of future taxable income over periods in which these NOLs will be deductible, the Company believes that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods expire beginning 2033 through 2035, and therefore a valuation allowance is not required.
As of December 31, 2015, the Company had $19.6 million in deferred tax assets associated with approximately $75.3 million in foreign net operating loss carryforwards, which will expire beginning 2017 through 2021. As of December 31, 2015, the Company believes certain deferred tax assets associated with foreign net operating loss carryforwards will expire unused based on the Company's projections. Therefore, a valuation allowance of $6.8 million was recorded against the Company's net deferred tax assets in 2015.
As of December 31, 2015, the Company had $6.2 million in deferred tax assets associated with foreign tax credits. As of December 31, 2015 the Company believes that a portion of the foreign taxes paid would not be creditable against its future income taxes. Therefore, a full valuation allowance was recorded against the Company's net deferred tax assets.
As of December 31, 2015, approximately $48.5 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $298.5 million. Withholding and U.S. taxes have not been provided on the undistributed earnings as the earnings are being permanently reinvested in its non-U.S. subsidiaries. Determining the tax liability that would arise if these earnings were repatriated is not practical.
The Company utilizes the “with and without” method for intraperiod allocation of income tax provisions. Certain tax benefits associated with the Company’s stock-based compensation arrangements are recorded directly to stockholders’ equity including benefit from excess tax deductions.

As of December 31, 2015 and 2014, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $46.9 million and $31.3 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Beginning of year	$28,353	$21,712	$15,297
Increases as a result of tax positions taken in a prior period	203	250	—
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	14,382	8,947	7,526
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(327)	(2,556)	(1,111)
End of year	$42,611	$28,353	$21,712
As of December 31, 2015, $38.4 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2015, 2014 and 2013, the liability for unrecognized tax benefits included $4.3 million, $3.0 million and $2.4 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.7 million, $1.2 million and $1.0 million, respectively, for the accrual of interest and penalties in its consolidated statements of income. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for the 2011, 2012, and 2013 tax years. The majority of the Company's returns for years before 2012 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
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

11. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Numerator
Net income	$232,573	$208,042	$162,330
Denominator
Weighted average common shares outstanding	215,498	213,227	210,696
Effect of dilutive securities	5,370	6,153	5,262
Weighted average common shares and dilutive securities outstanding	220,868	219,380	215,958
Earnings per share—basic	$1.08	$0.98	$0.77
Earnings per share—diluted	$1.05	$0.95	$0.75
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 770.0 thousand, 22.6 thousand and 116.9 thousand shares of common stock were outstanding for the years ended December 31, 2015, 2014 and 2013, respectively, but were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to four year period. The contractual term for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2025. As of December 31, 2015, 18.1 million shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $60.4 million, $50.8 million and $43.2 million, respectively. As of December 31, 2015, the Company had $46.3 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.1 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2015. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2015, 2.7 million shares are available for future purchases under the ESPP. During the years ended December 31, 2015, 2014 and 2013, 103.3 thousand, 87.6 thousand and 108.4 thousand shares were purchased under the ESPP, respectively.
Non-Employee Director Compensation Plan and Deferred Stock Unit Plan
The Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100.0 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $125.0 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A Common Stock with the shares delivered six months following the termination of the director’s service.
Stock Options
The weighted average fair value of a stock option granted for the years ended December 31, 2015 and December 31, 2013 was $54.59 and $12.91, respectively. There were no stock options granted during the year ended December 31, 2014. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.8%	—%	1.2%
Average expected life in years	6.00	0	6.25
Expected volatility	44.3%	—%	55.4%
Expected dividend yield	—%	—%	—%

A summary of the Company’s stock options as of December 31, 2015, 2014 and 2013, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2015		2014		2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,811	$8.28	4,272	$8.11	6,298	$7.66
Granted, at fair market value	579	40.30	—	—	20	24.35
Exercised	(360)	7.92	(1,454)	7.74	(1,822)	6.68
Expired	—	—	—	—	—	—
Forfeited	(26)	4.53	(7)	16.46	(224)	8.41
Outstanding, end of year	3,004	$14.52	2,811	$8.28	4,272	$8.11
Options exercisable, end of year	2,446	$8.26	2,707	$7.87	2,346	$7.80
Included in the table above are 0.3 million performance-based stock options awarded to certain executives and key employees under the 2005 Plan during the year ended December 31, 2015. These performance-based stock options have a weighted average fair value of $72.90 and have vesting that is tied to the achievement of certain combined annual operating income targets.
During the year ended December 31, 2015, the Company deemed the achievement of certain operating income targets probable for the performance-based stock options granted in 2015, and recorded $2.4 million for these awards, including a cumulative adjustment of $0.9 million during the three months ended September 30, 2015. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based stock options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $0.6 million would have been recorded through December 31, 2015 for all performance-based stock options had the full achievement of these operating income targets been deemed probable.
The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $27.5 million, $73.0 million and $44.1 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
3,004	$14.52	4.91	$198,535	2,446	$8.26	4.05	$176,973
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2015, 2014 and 2013, and changes during the years then ended is presented below:

	Year Ended December 31,
(In thousands, except per share amounts)	2015		2014		2013
	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	4,510	$30.42	5,244	$22.19	4,514	$19.51
Granted	1,015	76.72	1,061	54.17	1,682	26.35
Forfeited	(326)	48.57	(958)	20.98	(410)	17.37
Vested	(1,819)	23.22	(837)	19.49	(542)	16.76
Outstanding, end of year	3,380	$46.45	4,510	$30.42	5,244	$22.19

Included in the table above are 0.8 million, 1.0 million and 1.4 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2015, 2014 and 2013, respectively. These performance-based restricted stock units have a weighted average fair value of $46.91 and have vesting that is tied to the achievement of certain combined annual operating income targets.
During the year ended December 31, 2015, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2015 and 2014, and recorded $30.8 million for a portion of these awards, including a cumulative adjustment of $9.1 million during the three months ended September 30, 2015. During the year ended December 31, 2014, the Company deemed the achievement of certain operating targets probable for the awards granted in 2014, 2013 and 2012, and recorded $38.4 million for a portion of these awards, including cumulative adjustments of $6.6 million during the three months ended March 31, 2014 and $3.8 million during the three months ended December 31, 2014. During the year ended December 31, 2013, the Company deemed the achievement of certain operating income targets probable for the awards granted in 2013, 2012 and 2011, and recorded $30.8 million for a portion of these awards, including a cumulative adjustment of $9.0 million during the three months ended March 31, 2013 and $11.3 million during the three months ended December 31, 2013. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $3.0 million would have been recorded through December 31, 2015 for all performance-based restricted stock units had the full achievement of these operating income targets been deemed probable.
Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 1.9 million shares of the Company’s Class A Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. With the assistance of an independent third party valuation firm, the Company assessed the fair value of the warrants using various fair value models. Using these measures, the Company concluded that the fair value of the warrants was $3.6 million. The warrants have a term of 12 years from the date of issuance and an exercise price of $9.25 per share, which is the adjusted closing price of the Company’s Class A Common Stock on the date of issuance. As of December 31, 2015, all outstanding warrants were exercisable, and no warrants were exercised.

13. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $7.0 million, $4.9 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Shares of the Company’s Class A Common Stock are not an investment option in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2015 and 2014, the Deferred Compensation Plan obligations were $5.1 million and $4.5 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2015 and 2014, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $4.5 million and $4.7 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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
As of December 31, 2015, the aggregate notional value of the Company's outstanding foreign currency contracts was $468.1 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and

Pound Sterling/Euro currency pairs with contract maturities ranging from one to eleven months. A portion of the Company's foreign currency forward contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, the Company began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2015 and 2014, the Company reclassified $3.5 million and $0.4 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company’s foreign currency contracts were assets of $3.8 million and $0.8 million as of December 31, 2015 and 2014, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency forward contracts:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Unrealized foreign currency exchange rate gains (losses)	$(33,359)	$(11,739)	$(1,905)
Realized foreign currency exchange rate gains (losses)	7,643	2,247	477
Unrealized derivative gains (losses)	388	1	13
Realized derivative gains (losses)	16,404	3,081	243
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 6 for a discussion of long term debt.
As of December 31, 2015, the notional value of our outstanding interest rate swap contracts was $170.7 million. During the years ended December 31, 2015 and 2014, the Company recorded a $2.7 million and $1.7 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $1.5 million and $0.6 million as of December 31, 2015 and December 31, 2014, respectively, and were included in other long term liabilities on the consolidated balance sheet.
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

15. Related Party Transactions
The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $2.0 million, $1.8 million and $1.0 million in lease payments to the entity for its use of the aircraft during the years ended December 31, 2015, 2014 and 2013, respectively. No amounts were payable to this related party as of December 31, 2015 and 2014. The Company determined the lease payments were at fair market lease rates.
During 2014, the Company entered into a lease agreement with an entity controlled by the Company’s CEO to lease corporate office space. The lease has a 10 year term beginning in 2016 and lease payments are expected to begin at $1.1 million annually with an annual escalation of 2.0% thereafter. The Company determined the lease payments were at fair market lease rates. This lease was accounted for as a build-to-suit lease.
In January 2016, the Company entered into an additional lease agreement with an entity controlled by the Company’s CEO to lease office space for an innovation lab and light-manufacturing facility. The lease has a 5 year term beginning in 2016 and lease payments are expected to begin at $515 thousand annually with an annual escalation of 2.5% thereafter. The Company determined the lease payments were at fair market lease rates.

16. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Beginning in the first quarter of 2015, the CODM began receiving discrete financial information for the Company's Connected Fitness business. Following the completion of the Company's acquisition of Endomondo and MFP in 2015, the Company has determined its Connected Fitness business is significant and will no longer be combined into international for disclosure purposes.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure. The majority of corporate service costs within North America have not been allocated to international or Connected Fitness; however, certain costs and revenues included within North America in the prior period have been allocated to Connected Fitness in the current period. Prior period segment data has been recast by an immaterial amount within the tables below to conform to current period presentation.

(In thousands)	Year Ended December 31,
	2015	2014	2013
Net revenues
North America	$3,455,737	$2,796,374	$2,193,739
International	454,161	268,771	137,244
Connected Fitness	53,415	19,225	1,068
Total net revenues	$3,963,313	$3,084,370	$2,332,051

(In thousands)	Year Ended December 31,
	2015	2014	2013
Operating income (loss)
North America	$460,961	$379,814	$271,338
International	8,887	(5,190)	(5,706)
Connected Fitness	(61,301)	(20,669)	(534)
Total operating income	408,547	353,955	265,098
Interest expense, net	(14,628)	(5,335)	(2,933)
Other expense, net	(7,234)	(6,410)	(1,172)
Income before income taxes	$386,685	$342,210	$260,993
Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Apparel	$2,801,062	$2,291,520	$1,762,150
Footwear	677,744	430,987	298,825
Accessories	346,885	275,409	216,098
Total net sales	3,825,691	2,997,916	2,277,073
Licensing revenues	84,207	67,229	53,910
Connected Fitness	53,415	19,225	1,068
Total net revenues	$3,963,313	$3,084,370	$2,332,051
As of December 31, 2015 and 2014, the majority of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $3,268.8 million, $2,651.1 million and $2,082.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2015
Net revenues	$804,941	$783,577	$1,204,109	$1,170,686	$3,963,313
Gross profit	377,664	379,053	587,160	561,670	1,905,547
Income from operations	27,667	31,901	171,397	177,582	408,547
Net income	11,728	14,766	100,477	105,602	232,573
Earnings per share-basic	$0.05	$0.07	$0.47	$0.49	$1.08
Earnings per share-diluted	$0.05	$0.07	$0.45	$0.48	$1.05
2014
Net revenues	$641,607	$609,654	$937,908	$895,201	$3,084,370
Gross profit	300,690	299,952	465,300	446,264	1,512,206
Income from operations	26,856	34,694	146,106	146,299	353,955
Net income	13,538	17,690	89,105	87,709	208,042
Earnings per share-basic	$0.06	$0.08	$0.42	$0.41	$0.98
Earnings per share-diluted	$0.06	$0.08	$0.41	$0.40	$0.95

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2016 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
Code of Ethics
We have a written code of ethics and business conduct in place that applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of our code of ethics and business conduct is available on our website: www.uabiz.com/investors.cfm. We are required to disclose any change to, or waiver from, our code of ethics and business policy for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2016 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2016 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2016 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2016 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to the Company’s 2007 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007. References to the Company’s 2010 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010. References to the Company’s 2011 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. References to the Company’s 2012 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012. References to the Company’s 2013 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013. References to the Company’s 2014 Form 10-K are to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit No.

2.01
Agreement and Plan of Merger, dated as of November 8, 2013, among Under Armour, Inc., MMF Merger Sub, Inc., MapMyFitness, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed November 14, 2013).

2.02
Agreement and Plan of Merger, dated as of February 3, 2015, among Under Armour, Inc., Marathon Merger Sub, Inc., MyFitnessPal, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.02 of the Company’s 2014 Form 10-K).

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2015).

3.02
Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).

3.03	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.02 of the Company’s Current Report on Form 8-K filed February 21, 2013).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2006).

10.01
Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 2, 2014), Amendment No. 1 thereto, dated as of March 17, 2015 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 17, 2015), and Amendment No. 2 thereto, dated as of January 22, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed January 22, 2016).

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

10.04	Form of Change in Control Severance Agreement.*

10.05
Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ending June 30, 2015).*

10.06
Forms of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2007 Form 10-K and Exhibit 10.08 of the Company’s 2011 Form 10-K).*

10.07
Form of Restricted Stock Unit Grant Agreement under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.08 of the Company’s 2014 Form 10-K and Exhibit 10.09 of the Company’s 2011 Form 10-K).*

10.08
Forms of Performance-Based Stock Option Grant Agreement under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2009, Exhibit 10.03 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010 and Exhibit 10.09 of the Company’s 2014 Form 10-K).*

10.09	Amendment to Stock Option Awards Effective August 3, 2011 (incorporated by reference to Exhibit 10.11 of the Company's 2011 Form 10-K).*

Exhibit No.

10.10
Forms of Performance-Based Restricted Stock Unit Grant Agreement for U.S. Employees under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.11 of the Company’s 2014 Form 10-K, Exhibit 10.12 of the Company’s 2013 Form 10-K and Exhibit 10.12 of the Company's 2012 Form 10-K) and Supplement to Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2014).*

10.11
Forms of Performance-Based Restricted Stock Unit Grant Agreement for International Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.12 of the Company’s 2014 Form 10-K and Exhibit 10.13 of the Company’s 2013 Form 10-K).*

10.12
Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.14 of the Company’s 2013 Form 10-K).*

10.13
Employment Agreement by and between Karl-Heinz Maurath and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of the Company's 2012 Form 10-K).*

10.14
Under Armour, Inc. 2015 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s 2014 Form 10-K), Form of Initial Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006), Form of Annual Stock Option Award (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006) and Form of Annual Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.15
Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010) and Amendment One to this plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*

10.16	Change in Control Severance Agreement between Karl-Heinz Maurath and the Company (incorporated by reference to Exhibit 10.18 of the Company’s 2013 Form 10-K).*

10.17
Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).

10.18	Employment Agreement by and between Robin Thurston and the Company and Amendment No. 1 thereto.*

10.19
Restricted Stock Unit Grant Agreement under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan between Robin Thurston and the Company, including Attachment A, the Employee Confidentiality, Non-Competition and Non-Socialization Agreement by and between Robin Thurston and the Company, dated December 6, 2013.*

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
Dated: February 19, 2016
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ LAWRENCE P. MOLLOY	Chief Financial Officer (principal accounting and financial officer)
Lawrence P. Molloy

/s/ BYRON K. ADAMS, JR.	Director
Byron K. Adams, Jr.

/s/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ ANTHONY W. DEERING	Director
Anthony W. Deering

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ A.B. KRONGARD	Director
A.B. Krongard

/s/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders
Dated: February 19, 2016

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2015	$3,693	$2,951	$(714)	$5,930
For the year ended December 31, 2014	2,938	1,028	(273)	3,693
For the year ended December 31, 2013	3,286	210	(558)	2,938
Sales returns and allowances
For the year ended December 31, 2015	$52,973	$145,828	$(126,186)	$72,615
For the year ended December 31, 2014	34,102	156,791	(137,920)	52,973
For the year ended December 31, 2013	32,919	135,739	(134,556)	34,102
Deferred tax asset valuation allowance
For the year ended December 31, 2015	$15,550	$8,493	$—	$24,043
For the year ended December 31, 2014	8,091	7,581	(122)	15,550
For the year ended December 31, 2013	3,996	4,095	—	8,091