Form 10-Q
period 2016-03-31
Under Armour, Inc.
filed 2016-04-29
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of March 31, 2016 there were 183,141,109 shares of Class A Common Stock and 34,450,000 shares of Class B Convertible Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$157,001	$129,852	$224,927
Accounts receivable, net	566,286	433,638	395,917
Inventories	834,287	783,031	577,947
Prepaid expenses and other current assets	211,209	152,242	169,722
Deferred income taxes	—	—	65,966
Total current assets	1,768,783	1,498,763	1,434,479
Property and equipment, net	601,910	538,531	359,489
Goodwill	588,895	585,181	595,492
Intangible assets, net	73,217	75,686	87,075
Deferred income taxes	92,230	92,157	14,104
Other long term assets	93,089	75,652	53,899
Total assets	$3,218,124	$2,865,970	$2,544,538
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$140,000	$—	$—
Accounts payable	184,243	200,460	252,051
Accrued expenses	224,076	192,935	137,482
Current maturities of long term debt	27,000	42,000	43,347
Other current liabilities	30,581	43,415	15,339
Total current liabilities	605,900	478,810	448,219
Long term debt, net of current maturities	217,525	349,070	379,984
Revolving credit facility, long term	550,000	275,000	250,000
Other long term liabilities	103,382	94,868	81,809
Total liabilities	1,476,807	1,197,748	1,160,012
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2016 and 2015; 183,141,109 shares issued and outstanding as of March 31, 2016, 181,646,468 shares issued and outstanding as of December 31, 2015 and 179,386,971 shares issued and outstanding as of March 31, 2015.	61	61	60
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares issued and outstanding as of March 31, 2016, 34,450,000 shares authorized, issued and outstanding as of December 31, 2015 and 36,150,000 shares authorized, issued and outstanding as of March 31, 2015.	12	11	12
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2016 and 2015; 217,591,109 shares issued and outstanding as of March 31, 2016, 216,096,468 shares issued and outstanding as of December 31, 2015 and 215,536,971 shares issued and outstanding as of March 31, 2015.	73	72	72
Additional paid-in capital	702,972	636,558	554,856
Retained earnings	1,082,027	1,076,533	856,640
Accumulated other comprehensive loss	(43,828)	(45,013)	(27,114)
Total stockholders’ equity	1,741,317	1,668,222	1,384,526
Total liabilities and stockholders’ equity	$3,218,124	$2,865,970	$2,544,538
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net revenues	$1,047,702	$804,941
Cost of goods sold	567,066	427,277
Gross profit	480,636	377,664
Selling, general and administrative expenses	445,753	349,997
Income from operations	34,883	27,667
Interest expense, net	(4,532)	(2,210)
Other income (expense), net	2,702	(1,840)
Income before income taxes	33,053	23,617
Provision for income taxes	13,873	11,889
Net income	$19,180	$11,728
Net income available per common share
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted average common shares outstanding
Basic	433,626	429,394
Diluted	443,260	439,232
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$19,180	$11,728
Other comprehensive income (loss):
Foreign currency translation adjustment	7,442	(12,829)
Unrealized gain (loss) on cash flow hedge, net of tax of $(2,767) and $(65) for the three months ended March 31, 2016 and 2015.	(6,257)	523
Total other comprehensive income (loss)	1,185	(12,306)
Comprehensive income (loss)	$20,365	$(578)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$19,180	$11,728
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	32,021	21,308
Unrealized foreign currency exchange rate (gains) losses	(11,248)	21,416
Loss on disposal of property and equipment	384	227
Stock-based compensation	14,403	9,043
Deferred income taxes	2,724	4,049
Changes in reserves and allowances	12,657	5,792
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(136,990)	(127,439)
Inventories	(45,958)	(50,303)
Prepaid expenses and other assets	(15,351)	(39,899)
Accounts payable	(976)	40,066
Accrued expenses and other liabilities	8,627	(14,264)
Income taxes payable and receivable	(47,748)	(58,250)
Net cash used in operating activities	(168,275)	(176,526)
Cash flows from investing activities
Purchases of property and equipment	(104,573)	(68,619)
Purchase of businesses, net of cash acquired	—	(539,109)
Purchases of available-for-sale securities	(19,997)	(10,424)
Sales of available-for-sale securities	21,414	3,311
Purchases of other assets	—	(2,494)
Net cash used in investing activities	(103,156)	(617,335)
Cash flows from financing activities
Proceeds from revolving credit facility	415,000	250,000
Proceeds from term loan	—	150,000
Payments on term loan	(145,000)	—
Payments on long term debt	(500)	(7,355)
Excess tax benefits from stock-based compensation arrangements	27,058	34,613
Proceeds from exercise of stock options and other stock issuances	3,954	2,922
Payments of debt financing costs	(1,258)	(946)
Net cash provided by financing activities	299,254	429,234
Effect of exchange rate changes on cash and cash equivalents	(674)	(3,621)
Net increase (decrease) in cash and cash equivalents	27,149	(368,248)
Cash and cash equivalents
Beginning of period	129,852	593,175
End of period	$157,001	$224,927

Non-cash investing activities
Decrease in accrual for property and equipment	(13,814)	(195)
Property and equipment acquired under build-to-suit leases	—	5,631
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 (the “2015 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other portions thereof.
On March 16, 2016, the Board of Directors approved the issuance of the Company’s new Class C non-voting common stock. The Class C stock was issued through a stock dividend on a one-for-one basis to all existing holders of the Company's Class A and Class B common stock, referred to as the Class C stock. The shares of Class C stock were distributed on April 7, 2016, to stockholders of record of Class A and Class B common stock as of March 28, 2016. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Class C dividend for all periods presented.
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS (“Endomondo”), a Denmark-based digital connected fitness company. On March 17, 2015, the Company acquired 100% of the outstanding equity of MyFitnessPal, Inc. (“MFP”), a digital nutrition and connected fitness company. Both companies were acquired to expand the Under Armour Connected Fitness community.
The Company identified a prior period error in the classification of available-for-sale securities (“AFS”) for the first and second quarters of 2015. The Company concluded that the error was not material to any of its previously issued financial statements. The Company has revised its financial statements to reflect the correct classification. The revision resulted in a reclassification from "Cash and cash equivalents" to "Prepaid expenses and other current assets" on the March 31, 2015 balance sheet of $7.1 million. Correspondingly, the revision resulted in the presentation of purchases and sales of AFS for the three months ended March 31, 2015 of $10.4 million and $3.3 million, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company's largest customer in North America accounted for 20.3%, 18.7% and 21.5% of accounts receivable as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The Company's largest customer accounted for 11.0% and 12.9% of net revenues for the three months ended March 31, 2016 and 2015, respectively.
Allowance for Doubtful Accounts
As of March 31, 2016, December 31, 2015 and March 31, 2015, the allowance for doubtful accounts was $11.9 million, $5.9 million and $5.4 million, respectively.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $20.1 million and $13.0 million for the three months ended March 31, 2016 and 2015, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. In March and April 2016, the FASB issued ASU 2016-08 related to principal versus agent considerations and ASU 2016-10 related to identifying performance obligations and licensing, which provide supplemental adoption guidance and clarification to ASU 2014-09, respectively. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this pronouncement to determine the impact of its adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in counterparty of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. The Company is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company has not yet selected a transition date and is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.
Recently Adopted Accounting Standards
In November 2015, the FASB issued an Accounting Standards Update which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this guidance prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. Had the Company adopted this guidance retrospectively, $66.0 million would have been reclassified from deferred income taxes-current to deferred income taxes-long term for the three months ended March 31, 2015. The adoption of this guidance will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of this pronouncement did not have a significant impact on the Company's financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03 which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $4.0 million, $2.9 million and $3.5 million from "Other long term assets" to "Long term debt, net of current maturities" as of March 31, 2016, December 31, 2015 and March 31, 2015.

3. Credit Facility and Other Long Term Debt
Credit Facility
In January 2016, the Company amended its credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement, which as of March 31, 2016 totaled $205.0 million, from May 2019 to January 2021. Simultaneously with entering into this, the Company borrowed $140.0 million under the revolving credit facility to repay in full the balance of a $150.0 million term loan borrowing originally borrowed in March 2015. As of March 31, 2016, the Company had $690.0 million outstanding under the revolving credit facility.
The borrowings under the revolving credit facility have maturities of less than one year. However, $550.0 million in borrowings are classified as non-current as the Company has the intent and ability to refinance these obligations on a long-term basis. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $1.3 million of letters of credit outstanding as of March 31, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2016, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility was 1.56% during the three months ended March 31, 2016. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2016, the commitment fee was 15.0 basis points. Since inception, the Company incurred and capitalized $3.9 million in deferred financing costs in connection with the credit facility.
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2016, December 31, 2015 and March 31, 2015, the outstanding balance on the loan was $43.5 million, $44.0 million and $45.5 million, respectively. The weighted average interest rate on the loan was 1.9% and 1.7% for the three months ended March 31, 2016 and 2015, respectively.
Interest expense, net was $4.5 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.

The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

4. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2015 Form 10-K other than the borrowings and repayments disclosed in Note 3 and changes which occur in the normal course of business.
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
Following the Company’s announcement of the creation of the Class C stock, par value $0.0003 1/3 per share, four purported class action lawsuits were brought against the Company and the members of the Company’s Board of Directors on behalf of the stockholders of the Company, the first of which was filed on June 18, 2015. These lawsuits were filed in the Circuit Court for Baltimore City, Maryland (the "Court"), and were consolidated into one action, In re: Under Armour Shareholder Litigation, Case No. 24-C-15-003240. The lawsuits generally alleged that the individual defendants breached their fiduciary duties in connection with approving the creation of the Class C common stock, as well as in connection with recommending for approval by stockholders certain governance related changes to the Company’s charter.
On February 29, 2016, the Court granted its final approval of the settlement terms in the lawsuit. Under the terms of the settlement, following the initial distribution of the Class C common stock, the Company has agreed to issue additional consideration to the holders of Class C common stock in the form of a dividend with a value of $59 million, which will be payable in the form of the Company’s Class A common stock, Class C common stock, cash or a combination thereof, to be determined at the sole discretion of the Company’s Board of Directors.  This dividend must be authorized by the Board of Directors within approximately 60 days following the initial distribution of the Class C common stock, which occurred on April 7, 2016.  Additionally, the settlement agreement includes certain non-monetary remedies, including an amendment to the Confidentiality, Non-Competition and Non-Solicitation Agreement between the Company and Kevin A. Plank, the Company’s Chairman and Chief Executive Officer, and an agreement that the Company’s Board of Directors will undertake certain considerations when using more than a specified amount of shares of Class C common stock as consideration in certain acquisition transactions.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	March 31, 2016			December 31, 2015			March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$5,109	$—	$—	$6,534	$—	$—	$7,113	$—	$—
Derivative foreign currency contracts (see Note 7)	—	(1,122)	—	—	3,811	—	—	3,187	—
Interest rate swap contracts (see Note 7)	—	(4,282)	—	—	(1,486)	—	—	(2,535)	—
TOLI policies held by the Rabbi Trust (see Note 6)	—	4,568	—	—	4,456	—	—	4,747	—
Deferred Compensation Plan obligations (see Note 6)	—	(6,084)	—	—	(5,072)	—	—	(4,798)	—
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
The carrying value of the Company's long term debt approximated its fair value as of March 31, 2016 and 2015. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During the three months ended March 31, 2016, 2.2 million performance-based restricted stock units and 0.4 million performance-based options were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The awards have vesting conditions tied to the achievement of certain combined annual operating income targets for 2016 and 2017. Upon the achievement of the targets, one third of the restricted stock units and options will vest each in February 2018, February 2019 and February 2020. If certain lower levels of combined annual operating income for 2016 and 2017 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain operating income targets for 2016 and 2017 probable during the three months ended March 31, 2016. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $2.3 million would have been recorded during the three months ended March 31, 2016, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.
During 2015, the Company granted performance-based restricted stock units with vesting conditions tied to the achievement of certain combined annual operating income targets for 2015 and 2016. During the three months ended September 30, 2015, the Company deemed the achievement of certain additional operating income targets for 2015 and 2016 probable and recorded a cumulative adjustment of $4.9 million. Additional stock based compensation of up to $4.8 million would have been recorded during the three months ended March 31, 2016, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.

Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 3.8 million shares of the Company’s common stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. As of March 31, 2016, the warrants were exercisable for 1.9 million shares of Class A common stock and 1.9 million shares of Class C common stock. The warrants have a term of 12 years from the date of issuance and have a weighted average exercise price of $4.63 per share, which is the adjusted closing price of the Company’s Class A Common Stock on the date of issuance. As of March 31, 2016, all outstanding warrants were exercisable, and no warrants were exercised.
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
As of March 31, 2016, the aggregate notional value of the Company's outstanding foreign currency contracts was $527.2 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to nine months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three months ended March 31, 2016, the Company reclassified $0.9 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair value of the Company's foreign currency contracts were liabilities of $1.1 million as of March 31, 2016, and were included in accrued expenses on the consolidated balance sheet. The fair values of the Company's foreign currency contracts were assets of $3.8 million and $3.2 million as of December 31, 2015 and March 31, 2015, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended March 31,
(In thousands)	2016	2015
Unrealized foreign currency exchange rate gains (losses)	$11,248	$(21,416)
Realized foreign currency exchange rate gains (losses)	597	6,341
Unrealized derivative gains (losses)	211	217
Realized derivative gains (losses)	(9,986)	13,018
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
As of March 31, 2016, the notional value of the Company's outstanding interest rate swap contracts was $166.3 million. During the three months ended March 31, 2016 and 2015, the Company recorded a $0.5 million and $0.7 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $4.3 million, $1.5 million and $2.5 million as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively, and was included in other long term liabilities on the consolidated balance sheet.

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

8. Provision for Income Taxes
The effective rates for income taxes were 42.0% and 50.3% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 was lower than the effective tax rate for the three months ended March 31, 2015 primarily due to the lower proportion of foreign pre-tax earnings to total earnings as compared to the prior year period.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Numerator
Net income	$19,180	$11,728
Denominator
Weighted average common shares outstanding	433,626	429,394
Effect of dilutive securities	9,634	9,838
Weighted average common shares and dilutive securities outstanding	443,260	439,232
Earnings per share - basic	$0.04	$0.03
Earnings per share - diluted	$0.04	$0.03

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 0.3 million and 0.8 million shares of common stock outstanding for the three months ended March 31, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America; Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. The CODM also receives discrete financial information for the Company's Connected Fitness business. Intersegment revenue is generated by Connected Fitness which runs advertising campaigns for the Company's e-commerce business in North America. The Company accounts for this intersegment revenue as if the sales were made to third parties making similar purchases. Due to the insignificance of the Latin America, EMEA and Asia-Pacific operating segments, they continue to be combined into International for disclosure purposes.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income (loss) is a primary financial measure used by the Company to evaluate performance of each segment. Corporate service costs are primarily included in North America and have not been allocated to International or Connected Fitness.

	Three Months Ended March 31,
(In thousands)	2016	2015
Net revenues
North America	$880,595	$700,512
International	149,356	95,998
Connected Fitness	18,501	8,431
Intersegment eliminations	(750)	—
Total net revenues	$1,047,702	$804,941

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating income (loss)
North America	$40,095	$38,369
International	11,249	4,334
Connected Fitness	(16,461)	(15,036)
Total operating income	34,883	27,667
Interest expense, net	(4,532)	(2,210)
Other income (expense), net	2,702	(1,840)
Income before income taxes	$33,053	$23,617

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Apparel	$666,571	$555,455
Footwear	264,246	160,966
Accessories	79,701	63,151
Total net sales	1,010,518	779,572
License revenues	19,433	16,938
Connected Fitness	18,501	8,431
Intersegment eliminations	(750)	—
Total net revenues	$1,047,702	$804,941

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, the implementation of our marketing and branding strategies, future benefits and opportunities from acquisitions and our planned dividend of shares of our Class C common stock. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “intends,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) (our “2015 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

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
Our net revenues grew to $3,963.3 million in 2015 from $1,472.7 million in 2011. We reported net revenues of $1,047.7 million for the first three months of 2016, which represented a 30% increase from the first three months of 2015. We believe that the growth in our business has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets and engaging with consumers through our Connected Fitness business. Our direct to consumer sales channel includes our brand and factory house stores and websites. New product offerings for 2016 include our first smart shoe, the SpeedForm Gemini 2 Record EquippedTM and our first line of golf shoes.
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) EMEA, (3) Asia-Pacific, and (4) Latin America. We also operate our Connected Fitness business as a separate segment. As our international operating segments are currently not material, we combine them and refer to them collectively as International for reporting purposes. Segment operating income consists of the revenues generated by that segment, less the cost of goods sold and selling, general and administrative costs that are incurred directly by that segment, as well as an allocation of certain centrally managed costs. Corporate services costs, which are generally included in our North America operating segment, include company-wide administrative costs.

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
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made primarily of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with license and Connected Fitness revenues, primarily website hosting costs and other costs related to our Connected Fitness business.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.1 million and $13.0 million for the three months ended March 31, 2016 and 2015, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our previously outlined selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops.

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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net revenues	$1,047,702	$804,941
Cost of goods sold	567,066	427,277
Gross profit	480,636	377,664
Selling, general and administrative expenses	445,753	349,997
Income from operations	34,883	27,667
Interest expense, net	(4,532)	(2,210)
Other income (expense), net	2,702	(1,840)
Income before income taxes	33,053	23,617
Provision for income taxes	13,873	11,889
Net income	$19,180	$11,728

	Three Months Ended March 31,
(As a percentage of net revenues)	2016	2015
Net revenues	100.0%	100.0%
Cost of goods sold	54.1%	53.1%
Gross profit	45.9%	46.9%
Selling, general and administrative expenses	42.5%	43.5%
Income from operations	3.4%	3.4%
Interest expense, net	(0.4)%	(0.3)%
Other income (expense), net	0.2%	(0.2)%
Income before income taxes	3.2%	2.9%
Provision for income taxes	1.4%	1.4%
Net income	1.8%	1.5%
Consolidated Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net revenues increased $242.8 million, or 30.2%, to $1,047.7 million for the three months ended March 31, 2016 from $804.9 million during the same period in 2015. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$666,571	$555,455	$111,116	20.0%
Footwear	264,246	160,966	103,280	64.2%
Accessories	79,701	63,151	16,550	26.2%
Total net sales	1,010,518	779,572	230,946	29.6%
License revenues	19,433	16,938	2,495	14.7%
Connected Fitness	18,501	8,431	10,070	119.4%
Intersegment eliminations	(750)	—	(750)	(100.0)%
Total net revenues	$1,047,702	$804,941	$242,761	30.2%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training and golf; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $2.5 million, or 14.7%, to $19.4 million for the three months ended March 31, 2016 from $16.9 million during the same period in 2015 driven primarily by increased revenue from our licensing partners in North America due to higher royalty rates.
Connected Fitness revenue increased $10.1 million, or 119.4%, to $18.5 million for the three months ended March 31, 2016 from $8.4 million during the same period in 2015 primarily driven by having a full quarter of operations from our 2015 acquired companies and increased advertising and subscription revenue from Connected Fitness applications.
Gross profit increased $102.9 million to $480.6 million for the three months ended March 31, 2016 from $377.7 million for the same period in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 100 basis points to 45.9% for the three months ended March 31, 2016 compared to 46.9% during the same period in 2015. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 100 basis point decrease driven by increased liquidation as a result of our changing inventory management strategy, which we expect to continue during the first half of 2016 on a more limited basis; and

•	approximate 70 basis point decrease due to the strengthening of the U.S. dollar negatively impacting gross margins within our businesses outside of the United States.
The above decreases were partially offset by:

•	approximate 60 basis point increase driven primarily by favorable product input costs in our North American and International businesses, which we expect to continue through 2016.
Selling, general and administrative expenses increased $95.8 million to $445.8 million for the three months ended March 31, 2016 from $350.0 million for the same period in 2015. As a percentage of net revenues, selling, general and administrative expenses decreased to 42.5% for the three months ended March 31, 2016 compared to 43.5% for the same period in 2015. These changes were primarily attributable to the following:

•
Marketing costs increased $14.9 million to $122.5 million for the three months ended March 31, 2016 from $107.6 million for the same period in 2015. This increase was primarily due to key marketing campaigns and investments in sponsorships. As a percentage of net revenues, marketing costs decreased to 11.7% for the three months ended March 31, 2016 from 13.4% for the same period in 2015.

•
Other costs increased $80.9 million to $323.3 million for the three months ended March 31, 2016 from $242.4 million for the same period in 2015. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business. As a percentage of net revenues, other costs increased to 30.9% for the three months ended March 31, 2016 from 30.1% for the same period in 2015.

Income from operations increased $7.2 million, or 26.1%, to $34.9 million for the three months ended March 31, 2016 from $27.7 million for the same period in 2015. Income from operations as a percentage of net revenues remained consistent at 3.4% for the three months ended March 31, 2016 and 2015.
Interest expense, net increased $2.3 million to $4.5 million for the three months ended March 31, 2016 from $2.2 million for the same period in 2015. This increase was primarily due to interest on the net increase of $270.0 million in term loan and revolving credit facility borrowings during 2016.
Other income (expense), net increased $4.5 million to income of $2.7 million for the three months ended March 31, 2016 from expense of $1.8 million for the same period in 2015. This increase was due to gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period due to the weakening of the US dollar against other currencies.
Provision for income taxes increased $2.0 million to $13.9 million during the three months ended March 31, 2016 from $11.9 million during the same period in 2015. For the three months ended March 31, 2016, our effective tax rate was 42.0% compared to 50.3% for the same period in 2015. The effective rate for the three months ended March 31, 2016 was lower than the effective tax rate for the three months ended March 31, 2015 primarily due to the lower proportion of foreign pre-tax earnings to total earnings.

Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. Corporate service costs are primarily included in North America and have not been allocated to International or Connected Fitness. Intersegment revenue is generated by Connected Fitness which runs advertising campaigns for our e-commerce business in North America.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net revenues by segment are summarized below:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change	% Change
North America	$880,595	$700,512	$180,083	25.7%
International	149,356	95,998	53,358	55.6%
Connected Fitness	18,501	8,431	10,070	119.4%
Intersegment eliminations	(750)	—	(750)	(100.0)%
Total net revenues	$1,047,702	$804,941	$242,761	30.2%
Net revenues in our North America operating segment increased $180.1 million to $880.6 million for the three months ended March 31, 2016 from $700.5 million for the same period in 2015 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in International increased $53.4 million to $149.4 million for the three months ended March 31, 2016 from $96.0 million for the same period in 2015 primarily due to unit sales growth in our Asia-Pacific and EMEA operating segments. Net revenues in our Connected Fitness operating segment increased $10.1 million to $18.5 million for the three months ended March 31, 2016 from $8.4 million for the same period in 2015 primarily due to a full quarter of operations from our 2015 acquired companies and increased advertising and subscription revenue from our Connected Fitness applications.
Operating income (loss) by segment is summarized below:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change	% Change
North America	$40,095	$38,369	$1,726	4.5%
International	11,249	4,334	6,915	159.6%
Connected Fitness	(16,461)	(15,036)	(1,425)	(9.5)%
Total operating income	$34,883	$27,667	$7,216	26.1%
Operating income in our North America operating segment increased $1.7 million to $40.1 million for the three months ended March 31, 2016 from $38.4 million for the same period in 2015 primarily due to the increases in revenue discussed above in the Segment Results of Operations partially offset by lower gross margin percentage in the current year compared to the prior year, and increased investment in our corporate structure to support our long-term growth. Operating income in International increased $6.9 million to $11.2 million for the three months ended March 31, 2016 from $4.3 million for the same period in 2015 primarily due to sales growth in our Asia-Pacific operating segments. Operating loss in our Connected Fitness segment increased $1.5 million to $16.5 million for the three months ended March 31, 2016 from $15.0 million for the same period in 2015 primarily due to a full quarter of operations from our 2015 acquired companies.

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
We believe our cash and cash equivalents on hand, cash from operations and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of March 31, 2016, we had $560.0 million of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(168,275)	$(176,526)
Investing activities	(103,156)	(617,335)
Financing activities	299,254	429,234
Effect of exchange rate changes on cash and cash equivalents	(674)	(3,621)
Net increase (decrease) in cash and cash equivalents	$27,149	$(368,248)
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
Cash used in operating activities decreased $8.2 million to $168.3 million for the three months ended March 31, 2016 from $176.5 million during the same period in 2015. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $11.7 million and an increase in net income of $7.4 million, partially offset by a decrease in adjustments to net income for non-cash items of $10.9 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•	a smaller increase in prepaid expenses and other assets of $24.5 million in the current period as compared to the prior period primarily due to a reduction in tax related balances; and

•
a larger increase in accrued expenses and other liabilities of $22.9 million in the current period compared to the prior period, primarily due to increased marketing and sponsorship accruals; offset by

•	a larger decrease in accounts payable of $41.0 million in the current period compared to the prior period, due to the timing of inventory payments.
Adjustments to net income for non-cash items decreased in the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to higher net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments in the current period as compared to the prior period.

Investing Activities
Cash used in investing activities decreased $514.1 million to $103.2 million for the three months ended March 31, 2016 from $617.3 million for the same period in 2015, primarily due to our acquisitions of MyFitnessPal and Endomondo during the first quarter of 2015.
Capital expenditures for the full year 2016 are expected to be approximately $450.0 million to $475.0 million, comprised primarily of investments in our corporate headquarters, our new SAP platform and our direct-to-consumer business.
Financing Activities
Cash provided by financing activities decreased $129.9 million to $299.3 million for the three months ended March 31, 2016 from $429.2 million for the same period in 2015. This decrease was primarily due to the amendment and borrowings under our credit facility during three months ended March 31, 2015 used to finance the acquisition of MyFitnessPal.

Credit Facility
In January 2016, we amended our credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement, which as of March 31, 2016 totaled $205.0 million, from May 2019 to January 2021. Simultaneously with entering into this, we borrowed $140.0 million under the revolving credit facility to repay in full the balance of a $150.0 million term loan borrowing originally borrowed in March 2015. As of March 31, 2016, we had $690.0 million outstanding under the revolving credit facility.
The borrowings under the revolving credit facility have maturities of less than one year but are classified as non-current as the Company has the intent and ability to refinance these obligations on a long-term basis. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $1.3 million of letters of credit outstanding as of March 31, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We also are required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2016, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility was 1.56% during the three months ended March 31, 2016. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2016, the commitment fee was 15.0 basis points. We incurred and capitalized $3.9 million in deferred financing costs in connection with the credit facility.

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2016, December 31, 2015 and March 31, 2015, the outstanding balance on the loan was $43.5 million, $44.0 million and $45.5 million, respectively. The weighted average interest rate on the loan was 1.9% and 1.7% for the three months ended March 31, 2016 and 2015, respectively.
Interest expense, net was $4.5 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs and interest expense under the credit and long term debt facilities.

We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
There were no significant changes to the contractual obligations reported in our 2015 Form 10-K other than the borrowings and repayments disclosed in the "Credit Facility" section and changes which occur in the normal course of business.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2015 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2015 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2016.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. In March and April 2016, the FASB issued ASU 2016-08 related to principal versus agent considerations and ASU 2016-10 related to identifying performance obligations and licensing, which provide supplemental adoption guidance and clarification to ASU 2014-09, respectively. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this pronouncement to determine the impact of its adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. This pronouncement is effective for fiscal years beginning after December 15, 2018. We are currently evaluating this pronouncement to determine the impact of its adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in counterparty of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. We are currently evaluating this pronouncement to determine the impact of its adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company has not yet selected a transition date and is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.
Recently Adopted Accounting Standards
In November 2015, the FASB issued an Accounting Standards Update which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after

December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this guidance prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. Had the Company adopted this guidance retrospectively, $66.0 million would have been reclassified from deferred income taxes-current to deferred income taxes-long term for the three months ended March 31, 2015. The adoption of this guidance will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of this pronouncement did not have a significant impact on the Company's financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03 which requires all costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $4.0 million, $2.9 million and $3.5 million from "Other long term assets" to "Long term debt, net of current maturities" as of March 31, 2016, December 31, 2015 and March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2015. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There has been no change in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and other proceedings, including matters related to commercial and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 4 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From January 1, 2016 through March 31, 2016, we entered into contractual arrangements to issue 124,055 deferred stock units automatically exchangeable for shares of Class A Common Stock on a one-for-one basis to one or more of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. As a result of the Class C stock dividend, these units will be exchangeable for an additional 124,055 shares of Class C Common Stock. These offers of our securities were made in reliance upon Section 4(2) under the Securities Act and did not involve any public offering.  We did not receive any cash consideration in connection with these arrangements.

ITEM 6. EXHIBITS

Exhibit No.

3.01	Amended and Restated Articles of Incorporation (filed to incorporate the amendment referred to in Exhibit 3.02 herein, effective April 6, 2016).

3.02	Articles of Amendment to the Company's Amended and Restated Articles of Incorporation.

4.01
Terms of Settlement of In re: Under Armour Shareholder Litigation, Case No, 24-C-15-00324 (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form 8-A filed on March 21, 2016).

10.01
Amendment No. 2, dated as of January 22, 2016, to the Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on January 22, 2016).

10.02
Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (Registration No. 333-210844) filed on April 20, 2016).

10.03	First Amendment, dated April 7, 2016, to the Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ LAWRENCE P. MOLLOY
Lawrence P. Molloy
Chief Financial Officer
Date: April 29, 2016