Form 10-Q
period 2016-06-30
Under Armour, Inc.
filed 2016-08-03
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2016 there were 183,388,910 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 219,454,106 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$121,216	$129,852	$149,085
Accounts receivable, net	460,955	433,638	353,406
Inventories	1,086,749	783,031	836,605
Prepaid expenses and other current assets	180,265	152,242	147,281
Deferred income taxes	—	—	71,559
Total current assets	1,849,185	1,498,763	1,557,936
Property and equipment, net	712,873	538,531	430,536
Goodwill	580,301	585,181	591,771
Intangible assets, net	70,689	75,686	83,746
Deferred income taxes	118,053	92,157	32,387
Other long term assets	95,823	75,652	62,533
Total assets	$3,426,924	$2,865,970	$2,758,909
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$150,000	$—	$—
Accounts payable	332,060	200,460	375,431
Accrued expenses	170,226	192,935	150,824
Current maturities of long term debt	27,000	42,000	42,737
Other current liabilities	30,068	43,415	22,303
Total current liabilities	709,354	478,810	591,295
Long term debt, net of current maturities	838,116	624,070	669,654
Other long term liabilities	108,106	94,868	82,380
Total liabilities	1,655,576	1,197,748	1,343,329
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2016, December 31, 2015 and June 30, 2015; 183,388,910 shares issued and outstanding as of June 30, 2016, 181,646,468 shares issued and outstanding as of December 31, 2015 and 179,961,526 shares issued and outstanding as of June 30, 2015.	62	61	60
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015 and 35,700,000 shares authorized, issued and outstanding as of June 30, 2015.	11	11	12
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2016, December 31, 2015 and June 30, 2015; 219,454,106 shares issued and outstanding as of June 30, 2016, 216,096,468 shares issued and outstanding as of December 31, 2015 and 215,661,526 shares issued and outstanding as of June 30, 2015.	73	72	72
Additional paid-in capital	787,091	636,558	572,191
Retained earnings	1,029,371	1,076,533	870,640
Accumulated other comprehensive loss	(45,260)	(45,013)	(27,395)
Total stockholders’ equity	1,771,348	1,668,222	1,415,580
Total liabilities and stockholders’ equity	$3,426,924	$2,865,970	$2,758,909
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$1,000,783	$783,577	$2,048,485	$1,588,518
Cost of goods sold	523,136	404,524	1,090,202	831,801
Gross profit	477,647	379,053	958,283	756,717
Selling, general and administrative expenses	458,269	347,152	904,022	697,149
Income from operations	19,378	31,901	54,261	59,568
Interest expense, net	(5,754)	(4,262)	(10,286)	(6,472)
Other income (expense), net	(2,955)	41	(253)	(1,799)
Income before income taxes	10,669	27,680	43,722	51,297
Provision for income taxes	4,325	12,914	18,198	24,803
Net income	6,344	14,766	25,524	26,494
Adjustment payment to Class C capital stockholders	59,000	—	59,000	—
Net income (loss) available to all stockholders	$(52,656)	$14,766	$(33,476)	$26,494

Basic net income (loss) per share of Class A and B common stock	$(0.12)	$0.03	$(0.08)	$0.06
Basic net income per share of Class C common stock	$0.15	$0.03	$0.19	$0.06
Diluted net income (loss) per share of Class A and B common stock	$(0.12)	$0.03	$(0.08)	$0.06
Diluted net income per share of Class C common stock	$0.15	$0.03	$0.19	$0.06

Weighted average common shares outstanding Class A and B common stock
Basic	217,711	215,590	217,262	215,146
Diluted	221,376	219,921	221,503	219,721

Weighted average common shares outstanding Class C common stock
Basic	217,832	215,590	217,323	215,146
Diluted	221,496	219,921	221,563	219,721
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$6,344	$14,766	$25,524	$26,494
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,177)	603	4,265	(12,226)
Unrealized gain (loss) on cash flow hedge, net of tax of $344 and $(127) for the three months ended June 30, 2016 and 2015, respectively, and $(2,423) and $(192) for the six months ended June 30, 2016 and 2015, respectively.	1,745	(884)	(4,512)	(361)
Total other comprehensive income (loss)	(1,432)	(281)	(247)	(12,587)
Comprehensive income (loss)	$4,912	$14,485	$25,277	$13,907
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$25,524	$26,494
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	67,737	46,064
Unrealized foreign currency exchange rate (gains) losses	(3,861)	19,223
Loss on disposal of property and equipment	463	260
Stock-based compensation	28,623	21,296
Deferred income taxes	(23,739)	(15,539)
Changes in reserves and allowances	53,551	10,710
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(74,566)	(85,104)
Inventories	(296,654)	(312,745)
Prepaid expenses and other assets	3,786	(21,082)
Accounts payable	145,896	170,131
Accrued expenses and other liabilities	(32,518)	643
Income taxes payable and receivable	(42,980)	(40,264)
Net cash used in operating activities	(148,738)	(179,913)
Cash flows from investing activities
Purchases of property and equipment	(184,018)	(165,485)
Purchases of property and equipment from related parties	(70,288)	—
Purchase of businesses, net of cash acquired	—	(539,460)
Purchases of available-for-sale securities	(24,230)	(41,556)
Sales of available-for-sale securities	30,712	19,405
Purchases of other assets	(715)	(2,321)
Net cash used in investing activities	(248,539)	(729,417)
Cash flows from financing activities
Proceeds from long term debt	1,162,474	450,000
Payments on long term debt	(807,250)	(18,461)
Excess tax benefits from stock-based compensation arrangements	37,138	37,672
Proceeds from exercise of stock options and other stock issuances	7,600	4,944
Payments of debt financing costs	(5,250)	(947)
Cash dividends paid	(2,927)	—
Contingent consideration payments for acquisitions	(2,424)	—
Net cash provided by financing activities	389,361	473,208
Effect of exchange rate changes on cash and cash equivalents	(720)	(7,968)
Net decrease in cash and cash equivalents	(8,636)	(444,090)
Cash and cash equivalents
Beginning of period	129,852	593,175
End of period	$121,216	$149,085

Non-cash investing and financing activities
Change in accrual for property and equipment	(14,662)	(5,693)
Non-cash dividends paid	(56,073)	—
Property and equipment acquired under build-to-suit leases	—	5,631
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 (the “2015 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other portions thereof.
On March 16, 2016, the Board of Directors approved the issuance of the Company’s new Class C non-voting common stock, referred to as the Class C stock. The Class C stock was issued through a stock dividend on a one-for-one basis to all existing holders of the Company's Class A and Class B common stock. The shares of Class C stock were distributed on April 7, 2016, to stockholders of record of Class A and Class B common stock as of March 28, 2016. Stockholders' equity and all references to share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect this one-for-one stock dividend.
On June 3, 2016, the Board of Directors approved the payment of a $59.0 million dividend to the holders of the Company's Class C stock in connection with shareholder litigation related to the creation of the Class C stock. The Company's Board of Directors approved the payment of this dividend in the form of additional shares of Class C stock, with cash in lieu of any fractional shares. This dividend was distributed on June 29, 2016, in the form of 1,470,256 shares of Class C stock and $2.9 million in cash.
On January 5, 2015, the Company acquired 100% of the outstanding equity of Endomondo ApS (“Endomondo”), a Denmark-based digital connected fitness company. On March 17, 2015, the Company acquired 100% of the outstanding equity of MyFitnessPal, Inc. (“MFP”), a digital nutrition and connected fitness company. Both companies were acquired to expand the Under Armour Connected Fitness community.
The Company identified a prior period error in the classification of available-for-sale securities (“AFS”) for the first and second quarters of 2015. The Company concluded that the error was not material to any of its previously issued financial statements. The Company has revised its financial statements to reflect the correct classification. The revision resulted in a reclassification from "Cash and cash equivalents" to "Prepaid expenses and other current assets" on the June 30, 2015 balance sheet of $22.2 million. Correspondingly, the revision resulted in the presentation of purchases and sales of AFS for the six months ended June 30, 2015 of $41.6 million and $19.4 million, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. The Company's largest customer in North America accounted for 18.3%, 18.7% and 20.8% of accounts receivable as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. The Company's largest customer accounted for 11.1% and 12.1% of net revenues for the six months ended June 30, 2016 and 2015, respectively.

Allowance for Doubtful Accounts
As of June 30, 2016, December 31, 2015 and June 30, 2015, the allowance for doubtful accounts was $34.4 million, $5.9 million and $5.1 million, respectively. During the second quarter of 2016, the Company became aware of the liquidation of The Sports Authority’s business rather than a restructuring or sale, which had previously been anticipated. Due to this liquidation, the Company recorded an allowance of $21.4 million during the three months ended June 30, 2016.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $19.3 million and $12.8 million for the three months ended June 30, 2016 and 2015, respectively, and $39.4 million and $25.8 million for the six months ended June 30, 2016 and 2015, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. In 2016, the FASB issued ASUs 2016-08, 2016-10, 2016-11 and 2016-12, which provide supplemental adoption guidance and clarification to ASU 2014-09. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this pronouncement to determine the impact of its adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in counterparty of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. The adoption of this ASU will not have a significant impact on the Company's consolidated financial statements.
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
Recently Adopted Accounting Standards
In November 2015, the FASB issued an Accounting Standards Update which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this guidance prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. Had the Company adopted this guidance retrospectively, $71.6 million would have been reclassified from deferred income taxes-current to deferred income taxes-long term for the six months ended June 30, 2015. The adoption of this guidance will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of this pronouncement did not have a significant impact on the Company's financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03, which requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $2.9 million and $3.4 million from "Other long term assets" to "Long term debt, net of current maturities" as of December 31, 2015 and June 30, 2015.

3. Long Term Debt
Credit Facility
In January 2016, the Company amended its credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement, which as of June 30, 2016 totaled $198.8 million, from May 2019 to January 2021. As of June 30, 2016, the Company had $185.0 million outstanding under the revolving credit facility.
The borrowings under the revolving credit facility have maturities of less than one year. However, $35.0 million in borrowings are classified as non-current as the Company has the intent and ability to refinance these obligations on a long-term basis. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $1.4 million of letters of credit outstanding as of June 30, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2016, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 1.57% and 1.56% during the three and six months ended June 30, 2016, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2016, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
3.250% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Notes”). The proceeds were used to pay down amounts outstanding under the revolving credit facility. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), the Company may redeem some or all of the Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or a “make-whole” amount applicable to such Notes as described in the indenture governing the Notes, plus accrued and unpaid interest to, but excluding, the redemption date. On or after March 15, 2026 (three months prior to the maturity date of the Notes), the Company may redeem some or all of the Notes at any time or from time to time at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The indenture governing the Notes contains covenants, including limitations that restrict the Company’s ability and the ability of certain of its subsidiaries to create or incur secured indebtedness and enter into sale and leaseback transactions and the Company’s ability to consolidate, merge or transfer all or substantially all of its properties or assets to another person, in each case subject to material exceptions described in the indenture. The Company incurred and deferred $5.3 million in financing costs in connection with the Notes.
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2016, December 31, 2015 and June 30, 2015, the outstanding balance on the loan was $43.0 million, $44.0 million and $45.0 million, respectively. The weighted average interest rate on the loan was 1.95% and 1.91% for the three and six months ended June 30, 2016, respectively.
Interest expense, net was $5.8 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively, and $10.3 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

4. Commitments and Contingencies
The Company leases office facilities, distribution centers and space for its retail stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2031, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Since the filing of the Company’s Form 10-K for the year ended December 31, 2015, there has been a material increase in the amount of future minimum lease payments for non-cancelable real property operating leases. The following schedule updates the information previously provided in the Company’s Form 10-K with respect to these future payments as of June 30, 2016:

(In thousands)
2016 (remaining)	$43,546
2017	86,894
2018	99,541
2019	110,170
2020	107,108
2021 and thereafter	697,322
Total future minimum lease payments	$1,144,581
There were no additional significant changes to the contractual obligations reported in the 2015 Form 10-K other than the borrowings and repayments disclosed in Note 3 and changes which occur in the normal course of business.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	June 30, 2016			December 31, 2015			June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$—		$—	$6,534	$—	$—	$22,151	$—	$—
Derivative foreign currency contracts (see Note 7)	—	463	—	—	3,811	—	—	1,396	—
Interest rate swap contracts (see Note 7)	—	(5,126)	—	—	(1,486)	—	—	(1,032)	—
TOLI policies held by the Rabbi Trust	—	4,650	—	—	4,456	—	—	4,717	—
Deferred Compensation Plan obligations	—	(6,474)	—	—	(5,072)	—	—	(4,915)	—
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
The carrying value of the Company's long term debt approximated its fair value as of June 30, 2016 and 2015. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During the six months ended June 30, 2016, 2.2 million performance-based restricted stock units and 0.3 million performance-based options were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. These performance-based restricted stock units and options have weighted average fair values of $36.30 and $36.18, respectively, and have vesting conditions tied to the achievement of certain combined annual operating income targets for 2016 and 2017. Upon the achievement of the targets, one third of the restricted stock units and options will vest each in February 2018, February 2019 and February 2020. If certain lower levels of combined annual operating income for 2016 and 2017 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain operating income targets for 2016 and 2017 probable during the six months ended June 30, 2016. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $6.5 million would have been recorded during the six months ended June 30, 2016, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.
During 2015, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual operating income targets for 2015 and 2016. Additional stock based compensation of up to $6.0 million would have been recorded during the six months ended June 30, 2016 for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.
In June 2016, the Company modified its performance-based restricted stock units and options it issued in 2015 and 2016 to reduce the operating income targets as a result of the liquidation of The Sports Authority. The modification of the targets did not result in a change in the probability assessment for any of the awards and therefore there was no impact on compensation expense previously recorded or incremental compensation expense recognized for these awards.

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
As of June 30, 2016, the aggregate notional value of the Company's outstanding foreign currency contracts was $608.8 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to eleven months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and six months ended June 30, 2016, the Company reclassified $0.1 million and $1.0 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of the Company's foreign currency contracts were assets of $0.5 million, $3.8 million and $1.4 million as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income (expense), net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Unrealized foreign currency exchange rate gains (losses)	$(7,387)	$2,193	$3,861	$(19,223)
Realized foreign currency exchange rate gains (losses)	(138)	2,516	459	8,857
Unrealized derivative gains (losses)	(1,128)	(287)	(917)	(70)
Realized derivative gains (losses)	7,145	(4,381)	(2,841)	8,637
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

As of June 30, 2016, the notional value of the Company's outstanding interest rate swap contracts was $161.9 million. During the three months ended June 30, 2016 and 2015, the Company recorded a $0.6 million and $0.7 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2016 and 2015, the Company recorded a $1.1 million and $1.4 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were liabilities of $5.1 million, $1.5 million and $1.0 million as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively, and was included in other long term liabilities on the consolidated balance sheet.
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

8. Provision for Income Taxes
The effective rates for income taxes were 41.6% and 48.4% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the six months ended June 30, 2016 was lower than the effective tax rate for the six months ended June 30, 2015 primarily due to a tax benefit related to our prior period acquisitions.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income	$6,344	$14,766	$25,524	$26,494
Adjustment payment to Class C capital stockholders	59,000	—	59,000	—
Net income (loss) available to all stockholders	(52,656)	14,766	(33,476)	26,494
Denominator
Weighted average common shares outstanding Class A and B	217,711	215,590	217,262	215,146
Effect of dilutive securities Class A and B	3,665	4,331	4,241	4,575
Weighted average common shares and dilutive securities outstanding Class A and B	221,376	219,921	221,503	219,721

Weighted average common shares outstanding Class C	217,832	215,590	217,323	215,146
Effect of dilutive securities Class C	3,664	4,331	4,240	4,575
Weighted average common shares and dilutive securities outstanding Class C	221,496	219,921	221,563	219,721

Basic earnings per share Class A and B	$(0.12)	$0.03	$(0.08)	$0.06
Basic earnings per share Class C	$0.15	$0.03	$0.19	$0.06
Dilutive earnings per share Class A and B	$(0.12)	$0.03	$(0.08)	$0.06
Dilutive earnings per share Class C	$0.15	$0.03	$0.19	$0.06

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 25.2 thousand and 18.6 thousand shares of Class A common stock outstanding for the three months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 49.5 thousand and 18.6 thousand shares of Class C common stock outstanding for the three months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 195.1 thousand and 436.4 thousand shares of Class A common stock outstanding for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 217.5 thousand and

436.4 thousand shares of Class C common stock outstanding for the six months ended June 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net revenues
North America	$827,132	$680,776	$1,707,727	$1,381,288
International	150,154	89,239	299,510	185,237
Connected Fitness	23,497	13,562	41,998	21,993
Intersegment eliminations	—	—	(750)	—
Total net revenues	$1,000,783	$783,577	$2,048,485	$1,588,518

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Operating income (loss)
North America	$28,149	$52,352	$68,244	$90,721
International	(1,237)	(4,388)	10,012	(54)
Connected Fitness	(7,534)	(16,063)	(23,995)	(31,099)
Total operating income	19,378	31,901	54,261	59,568
Interest expense, net	(5,754)	(4,262)	(10,286)	(6,472)
Other income (expense), net	(2,955)	41	(253)	(1,799)
Income before income taxes	$10,669	$27,680	$43,722	$51,297

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Apparel	$612,840	$515,252	$1,279,411	$1,070,707
Footwear	242,706	153,619	506,952	314,585
Accessories	100,734	83,040	180,435	146,191
Total net sales	956,280	751,911	1,966,798	1,531,483
License revenues	21,006	18,104	40,439	35,042
Connected Fitness	23,497	13,562	41,998	21,993
Intersegment eliminations	—	—	(750)	—
Total net revenues	$1,000,783	$783,577	$2,048,485	$1,588,518

11. Related Party Transactions
In June 2016, the Company entered into a purchase agreement with Sagamore Development Holdings, LLC, an entity controlled by the Company’s CEO, to purchase parcels of land to be utilized to expand the Company’s corporate headquarters to accommodate its growth needs.  The purchase price for these parcels totaled $70.3 million. The Company determined that the purchase price for the land represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels, including costs related to the termination of a lease encumbering the parcels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, the implementation of our marketing and branding strategies, and future benefits and opportunities from acquisitions. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “intends,” “potential” or the negative of these terms or other comparable terminology.
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
Our net revenues grew to $4.0 billion in 2015 from $1.5 billion in 2011. We reported net revenues of $2.0 billion for the first six months of 2016, which represented a 29% increase from the first six months of 2015. We believe that the growth in our business has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets and engaging with consumers through our Connected Fitness business. Our direct to consumer sales channel includes our brand and factory house stores and websites.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $19.3 million and $12.8 million for the three months ended June 30, 2016 and 2015, respectively, and $39.4 million and $25.8 million for the six months ended June 30, 2016 and 2015, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net revenues	$1,000,783	$783,577	$2,048,485	$1,588,518
Cost of goods sold	523,136	404,524	1,090,202	831,801
Gross profit	477,647	379,053	958,283	756,717
Selling, general and administrative expenses	458,269	347,152	904,022	697,149
Income from operations	19,378	31,901	54,261	59,568
Interest expense, net	(5,754)	(4,262)	(10,286)	(6,472)
Other income (expense), net	(2,955)	41	(253)	(1,799)
Income before income taxes	10,669	27,680	43,722	51,297
Provision for income taxes	4,325	12,914	18,198	24,803
Net income	$6,344	$14,766	$25,524	$26,494

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.3%	51.6%	53.2%	52.4%
Gross profit	47.7%	48.4%	46.8%	47.6%
Selling, general and administrative expenses	45.8%	44.3%	44.2%	43.9%
Income from operations	1.9%	4.1%	2.6%	3.7%
Interest expense, net	(0.5)%	(0.6)%	(0.5)%	(0.4)%
Other income (expense), net	(0.3)%	—%	—%	(0.1)%
Income before income taxes	1.1%	3.5%	2.1%	3.2%
Provision for income taxes	0.5%	1.6%	0.9%	1.5%
Net income	0.6%	1.9%	1.2%	1.7%
Consolidated Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net revenues increased $217.2 million, or 27.7%, to $1,000.8 million for the three months ended June 30, 2016 from $783.6 million during the same period in 2015. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$612,840	$515,252	$97,588	18.9%
Footwear	242,706	153,619	89,087	58.0%
Accessories	100,734	83,040	17,694	21.3%
Total net sales	956,280	751,911	204,369	27.2%
License revenues	21,006	18,104	2,902	16.0%
Connected Fitness	23,497	13,562	9,935	73.3%
Intersegment eliminations	—	—	—	—%
Total net revenues	$1,000,783	$783,577	$217,206	27.7%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training and golf; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $2.9 million, or 16.0%, to $21.0 million for the three months ended June 30, 2016 from $18.1 million during the same period in 2015 driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue increased $9.9 million, or 73.3%, to $23.5 million for the three months ended June 30, 2016 from $13.6 million during the same period in 2015 primarily driven by increased advertising and subscribers on our fitness applications and higher sales of our licensed products.
Gross profit increased $98.5 million to $477.6 million for the three months ended June 30, 2016 from $379.1 million for the same period in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 70 basis points to 47.7% for the three months ended June 30, 2016 compared to 48.4% during the same period in 2015. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 130 basis point decrease driven by negative sales mix primarily driven by the continued strength of our accelerated footwear and international growth; and

•	approximate 20 basis point decrease driven by foreign exchange rates, which we expect to continue through the rest of 2016 on a more limited basis.
The above decrease was partially offset by:

•	approximate 50 basis point increase driven primarily by favorable product input costs, which we expect to continue through 2016; and

•	approximate 30 basis point increase driven primarily by lower freight costs, which we do not expect to continue through the rest of the 2016.
Selling, general and administrative expenses increased $111.1 million to $458.3 million for the three months ended June 30, 2016 from $347.2 million for the same period in 2015. As a percentage of net revenues, selling, general and administrative expenses increased to 45.8% for the three months ended June 30, 2016 compared to 44.3% for the same period in 2015. These changes were primarily attributable to the following:

•
Marketing costs increased $18.2 million to $107.8 million for the three months ended June 30, 2016 from $89.6 million for the same period in 2015. This increase was primarily due to key marketing campaigns and investments in sponsorships. As a percentage of net revenues, marketing costs decreased to 10.8% for the three months ended June 30, 2016 from 11.4% for the same period in 2015.

•
Other costs increased $92.9 million to $350.5 million for the three months ended June 30, 2016 from $257.6 million for the same period in 2015. This increase was primarily due to $23.2 million in expenses related to the liquidation of The Sports Authority, comprising of $21.4 million in bad debt expense and $1.8 million of in-store fixture impairment. The increase was also driven by higher personnel and other costs incurred for both the continued expansion of our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities, and our e-commerce business, and strategic initiatives such as product creation, innovation and sport category management. As a percentage of net revenues, other costs increased to 35.0% for the three months ended June 30, 2016 from 32.9% for the same period in 2015.

Income from operations decreased $12.5 million, or 39.2%, to $19.4 million for the three months ended June 30, 2016 from $31.9 million for the same period in 2015. Income from operations as a percentage of net revenues decreased to 1.9% for the three months ended June 30, 2016 from 4.1% for the same period in 2015.
Interest expense, net increased $1.5 million to $5.8 million for the three months ended June 30, 2016 from $4.3 million for the same period in 2015. This increase was primarily due to interest on the net increase of $507.5 million in senior notes and revolving credit facility borrowings during 2016.
Other income (expense), net decreased $3.0 million to expense of $3.0 million for the three months ended June 30, 2016 from income of $41.0 thousand for the same period in 2015. This decrease was due to losses on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period due to the weakening of the U.S. dollar against other currencies.
Provision for income taxes decreased $8.6 million to $4.3 million during the three months ended June 30, 2016 from $12.9 million during the same period in 2015. For the three months ended June 30, 2016, our effective tax rate was 40.5% compared to 46.7% for the same period in 2015. The effective rate for the three months ended June 30, 2016 was lower than the effective tax rate for the three months ended June 30, 2015 primarily due to a tax benefit related to our prior period acquisitions.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net revenues increased $460.0 million, or 29.0%, to $2,048.5 million for the six months ended June 30, 2016 from $1,588.5 million during the same period in 2015. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$1,279,411	$1,070,707	$208,704	19.5%
Footwear	506,952	314,585	192,367	61.1%
Accessories	180,435	146,191	34,244	23.4%
Total net sales	1,966,798	1,531,483	435,315	28.4%
License revenues	40,439	35,042	5,397	15.4%
Connected Fitness	41,998	21,993	20,005	91.0%
Intersegment eliminations	(750)	—	(750)	(100.0)%
Total net revenues	$2,048,485	$1,588,518	$459,967	29.0%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and running; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $5.4 million, or 15.4%, to $40.4 million during the six months ended June 30, 2016 from $35.0 million during the same period in 2015, driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue increased $20.0 million, or 91.0%, to $42.0 million during the six months ended June 30, 2016 from $22.0 million during the same period in 2015, primarily driven by a full six months of operations from our 2015 acquisitions, increased advertising and subscribers on our fitness applications and higher sales of our licensed products.
Gross profit increased $201.6 million to $958.3 million for the six months ended June 30, 2016 from $756.7 million for the same period in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 80 basis points to 46.8% for the six months ended June 30, 2016 compared to 47.6% for the same period in 2015. The decrease in gross margin percentage was primarily driven by the following:

•	approximately 90 basis points decrease driven primarily by footwear sales mix as our footwear growth continues to outpace the growth of apparel;

•	approximately 50 basis points decrease driven by foreign exchange rates, which we expect to continue through the rest of 2016 on a more limited basis; and

•
approximately 50 basis points decrease driven by increased liquidation as a result of our changing inventory management strategy which we expect to continue through the rest of 2016 on a more limited basis.

The above decreases were partially offset by:

•	approximate 60 basis points increase driven by continued product cost margin improvements; and

•	approximate 50 basis points increase driven primarily by lower freight costs, which we do not expect to continue through the rest of the 2016.
Selling, general and administrative expenses increased $206.9 million to $904.0 million for the six months ended June 30, 2016 from $697.1 million for the same period in 2015. As a percentage of net revenues, selling, general and administrative expenses increased to 44.2% for the six months ended June 30, 2016 compared to 43.9% for the same period in 2015. These changes were primarily attributable to the following:

•
Marketing costs increased $33.3 million to $230.3 million for the six months ended June 30, 2016 from $197.0 million for the same period in 2015. This increase was primarily due to key marketing campaigns, our investments in collegiate sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 11.2% for the six months ended June 30, 2016 from 12.4% for the same period in 2015.

•
Other costs increased $173.6 million to $673.7 million for the six months ended June 30, 2016 from $500.1 million for the same period in 2015. This increase was primarily due to $24.5 million in expenses related to the liquidation of The

Sports Authority, comprising of $22.7 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition this increase was also driven by higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. As a percentage of net revenues, other costs increased to 32.9% for the six months ended June 30, 2016 from 31.5% for the same period in 2015.
Income from operations decreased $5.3 million, or 8.9%, to $54.3 million for the six months ended June 30, 2016 from $59.6 million for the same period in 2015. Income from operations as a percentage of net revenues decreased to 2.6% for the six months ended June 30, 2016 from 3.7% for the same period in 2015.
Interest expense, net increased $3.8 million to $10.3 million for the six months ended June 30, 2016 from $6.5 million for the same period in 2015. This increase was primarily due to interest on the net increase of $507.5 million in senior notes and revolving credit facility borrowings during 2016.
Other income (expense), net increased $1.5 million to $(0.3) million for the six months ended June 30, 2016 from $(1.8) million for the same period in 2015. This increase was due to higher net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $6.6 million to $18.2 million during the six months ended June 30, 2016 from $24.8 million during the same period in 2015. For the six months ended June 30, 2016, our effective tax rate was 41.6% compared to 48.4% for the same period in 2015. The effective tax rate for the six months ended June 30, 2016 was lower than the effective tax rate for the six months ended June 30, 2015 primarily due to a tax benefit related to our prior period acquisitions.
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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net revenues by segment are summarized below:

	Three Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$827,132	$680,776	$146,356	21.5%
International	150,154	89,239	60,915	68.3%
Connected Fitness	23,497	13,562	9,935	73.3%
Intersegment eliminations	—	—	—	—%
Total net revenues	$1,000,783	$783,577	$217,206	27.7%
Net revenues in our North America operating segment increased $146.3 million to $827.1 million for the three months ended June 30, 2016 from $680.8 million for the same period in 2015 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in International increased $61.0 million to $150.2 million for the three months ended June 30, 2016 from $89.2 million for the same period in 2015 primarily due to unit sales growth in our EMEA and Asia-Pacific operating segments. Net revenues in our Connected Fitness operating segment increased $9.9 million to $23.5 million for the three months ended June 30, 2016 from $13.6 million for the same period in 2015 primarily due to increased advertising, subscription and licensing revenue.
Operating income (loss) by segment is summarized below:

	Three Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$28,149	$52,352	$(24,203)	(46.2)%
International	(1,237)	(4,388)	3,151	71.8%
Connected Fitness	(7,534)	(16,063)	8,529	53.1%
Total operating income	$19,378	$31,901	$(12,523)	(39.3)%

Operating income in our North America operating segment decreased $24.3 million to $28.1 million for the three months ended June 30, 2016 from $52.4 million for the same period in 2015 primarily due to $23.2 million in expenses related to the liquidation of The Sports Authority, comprised of $21.4 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition, this decrease reflects the movement of $5.4 million in expenses resulting from a strategic shift in headcount supporting our global business from our Connected Fitness operating segment to North America. Operating loss in International decreased $3.2 million to $1.2 million for the three months ended June 30, 2016 from $4.4 million for the same period in 2015 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Operating loss in our Connected Fitness segment decreased $8.6 million to $7.5 million for the three months ended June 30, 2016 from $16.1 million for the same period in 2015 primarily due to increased advertising, subscription and licensing revenue and the $5.4 million shift in expenses disclosed above.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$1,707,727	$1,381,288	$326,439	23.6%
International	299,510	185,237	114,273	61.7%
Connected Fitness	41,998	21,993	20,005	91.0%
Intersegment eliminations	(750)	—	(750)	(100.0)%
Total net revenues	$2,048,485	$1,588,518	$459,967	29.0%
Net revenues in our North America operating segment increased $326.4 million to $1,707.7 million for the six months ended June 30, 2016 from $1,381.3 million for the same period in 2015 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in International increased $114.3 million to $299.5 million for the six months ended June 30, 2016 from $185.2 million for the same period in 2015 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Net revenues in our Connected Fitness operating segment increased $20.0 million to $42.0 million for the six months ended June 30, 2016 from $22.0 million for the same period in 2015 primarily due to a full six months of operations from our 2015 acquisitions and increased advertising, subscription and licensing revenue.
Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$68,244	$90,721	$(22,477)	(24.8)%
International	10,012	(54)	10,066	18,640.7%
Connected Fitness	(23,995)	(31,099)	7,104	22.8%
Total operating income	$54,261	$59,568	$(5,307)	(8.9)%
Operating income in our North America operating segment decreased $22.5 million to $68.2 million for the six months ended June 30, 2016 from $90.7 million for the same period in 2015 primarily due to $24.5 million in expenses related to the liquidation of The Sports Authority, comprising of $22.7 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition, this decrease reflects the movement of $5.4 million in expenses resulting from a strategic shift in headcount supporting our global business from our Connected Fitness operating segment to North America. Operating income in International increased $10.1 million to $10.0 million for the six months ended June 30, 2016 from $(0.1) million for the same period in 2015 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Operating loss in our Connected Fitness segment decreased $7.1 million to $24.0 million for the six months ended June 30, 2016 from $31.1 million for the same period in 2015 primarily due to increased advertising, subscription and licensing revenue, a full six months of operations from our 2015 acquisitions and the $5.4 million shift in expenses disclosed above.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of June 30, 2016, we had $1.1 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(148,738)	$(179,913)
Investing activities	(248,539)	(729,417)
Financing activities	389,361	473,208
Effect of exchange rate changes on cash and cash equivalents	(720)	(7,968)
Net increase (decrease) in cash and cash equivalents	$(8,636)	$(444,090)
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
Cash used in operating activities decreased $31.1 million to $148.7 million for the six months ended June 30, 2016 from $179.9 million during the same period in 2015. The decrease in cash used in operating activities was primarily due to increased net income adjusted for non-cash items. This was offset by an increase in cash outflows related to changes in operating assets and liabilities period over period primarily driven by:

•
a larger increase in accrued expenses and other liabilities of $33.2 million in the current period compared to the prior period, primarily due to the implementation of our SAP platform in the current period and increased marketing and sponsorship accruals, and

•	a larger increase in accounts payable of $24.2 million in the current period compared to the prior period, due to the timing of inventory payments.

Net income adjusted for non-cash items increased in the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to a higher allowance for doubtful accounts reserve related to The Sports Authority liquidation in the current period as compared to the prior period.
Investing Activities
Cash used in investing activities decreased $480.9 million to $248.5 million for the six months ended June 30, 2016 from $729.4 million for the same period in 2015, primarily due to our acquisitions of MyFitnessPal and Endomondo during the first quarter of 2015.
Capital expenditures for the full year 2016 are expected to be approximately $450 million to $475 million, comprised primarily of investments in our global offices around the world including our headquarters in Baltimore, our distribution centers, our SAP platform, and global Direct-to-Consumer.
Financing Activities
Cash provided by financing activities decreased $83.8 million to $389.4 million for the six months ended June 30, 2016 from $473.2 million for the same period in 2015. This decrease was primarily due to higher repayments on our revolving credit facility in the current period compared to the prior period, partially offset by the issuance of senior notes in the current period.

Capital Resources

Credit Facility
In January 2016, we amended our credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement, which as of June 30, 2016 totaled $198.8 million, from May 2019 to January 2021. As of June 30, 2016, we had $185.0 million outstanding under the revolving credit facility.
The borrowings under the revolving credit facility have maturities of less than one year. However, $35.0 million in borrowings are classified as non-current as we have the intent and ability to refinance these obligations on a long-term basis. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $1.4 million of letters of credit outstanding as of June 30, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2016, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 1.57% and 1.56% during the three and six months ended June 30, 2016, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2016, the commitment fee was 15.0 basis points.

3.250% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Notes”). The proceeds were used to pay down amounts outstanding under the revolving credit facility. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or a “make-whole” amount applicable to such Notes as described in the indenture governing the Notes, plus accrued and unpaid interest to, but excluding, the redemption date. On or after March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the

Notes at any time or from time to time at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The indenture governing the Notes contains covenants, including limitations that restrict our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness and enter into sale and leaseback transactions and our ability to consolidate, merge or transfer all or substantially all of our properties or assets to another person, in each case subject to material exceptions described in the indenture.

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2016, December 31, 2015 and June 30, 2015, the outstanding balance on the loan was $43.0 million, $44.0 million and $45.0 million, respectively. The weighted average interest rate on the loan was 1.95% and 1.91% for the three and six months ended June 30, 2016, respectively.
Interest expense, net was $5.8 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively, and $10.3 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
There were no significant changes to the contractual obligations reported in our 2015 Form 10-K other than the borrowings and repayments disclosed above in the "Capital Resources" section, changes to our future minimum lease payments for non-cancelable real property operating leases as described in Note 4 to the notes to our financial statements included in this Form 10-Q and changes which occur in the normal course of business.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2015 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2015 Form 10-K. There were no significant changes to our critical accounting policies during the six months ended June 30, 2016.
Recently Issued Accounting Standards
Refer to Note 2 to the notes to our financial statements included in this Form 10-Q for our assessment of recently issued accounting standards.

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

ITEM 6. EXHIBITS

Exhibit No.

4.01
Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).

4.02
First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).

4.03
Form of 3.250% Senior Notes due 2026 (included in the First Supplemental Indenture filed as Exhibit 4.02, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).

10.01
Amendment No. 3, dated as of June 7, 2016, to the Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto.

10.02	Amendment No. 2 to Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ LAWRENCE P. MOLLOY
Lawrence P. Molloy
Chief Financial Officer
Date: August 3, 2016