Form 10-Q
period 2016-09-30
Under Armour, Inc.
filed 2016-11-02
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2016 there were 183,739,248 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 219,963,397 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2016	December 31, 2015	September 30, 2015
Assets
Current assets
Cash and cash equivalents	$179,954	$129,852	$159,398
Accounts receivable, net	713,731	433,638	551,188
Inventories	970,621	783,031	867,082
Prepaid expenses and other current assets	162,255	152,242	134,751
Deferred income taxes	—	—	60,692
Total current assets	2,026,561	1,498,763	1,773,111
Property and equipment, net	751,286	538,531	478,418
Goodwill	576,903	585,181	591,872
Intangible assets, net	68,248	75,686	79,692
Deferred income taxes	155,592	92,157	42,866
Other long term assets	106,747	75,652	66,404
Total assets	$3,685,337	$2,865,970	$3,032,363
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$250,000	$—	$300,000
Accounts payable	254,222	200,460	274,285
Accrued expenses	238,284	192,935	188,266
Current maturities of long term debt	27,000	42,000	42,124
Other current liabilities	87,744	43,415	43,929
Total current liabilities	857,250	478,810	848,604
Long term debt, net of current maturities	796,768	624,070	559,411
Other long term liabilities	108,165	94,868	89,094
Total liabilities	1,762,183	1,197,748	1,497,109
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2016, December 31, 2015 and September 30, 2015; 183,739,248 shares issued and outstanding as of September 30, 2016, 181,646,468 shares issued and outstanding as of December 31, 2015 and 180,115,884 shares issued and outstanding as of September 30, 2015.	61	61	60
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015 and 35,700,000 shares authorized, issued and outstanding as of September 30, 2015.	11	11	12
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2016, December 31, 2015 and September 30, 2015; 219,963,397 shares issued and outstanding as of September 30, 2016, 216,096,468 shares issued and outstanding as of December 31, 2015 and 215,815,884 shares issued and outstanding as of September 30, 2015.	73	72	72
Additional paid-in capital	816,390	636,558	603,051
Retained earnings	1,156,650	1,076,533	971,117
Accumulated other comprehensive loss	(50,031)	(45,013)	(39,058)
Total stockholders’ equity	1,923,154	1,668,222	1,535,254
Total liabilities and stockholders’ equity	$3,685,337	$2,865,970	$3,032,363
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$1,471,573	$1,204,109	$3,520,058	$2,792,627
Cost of goods sold	772,949	616,949	1,863,151	1,448,750
Gross profit	698,624	587,160	1,656,907	1,343,877
Selling, general and administrative expenses	499,314	415,763	1,403,336	1,112,912
Income from operations	199,310	171,397	253,571	230,965
Interest expense, net	(8,189)	(4,100)	(18,476)	(10,572)
Other expense, net	(772)	(3,239)	(1,025)	(5,038)
Income before income taxes	190,349	164,058	234,070	215,355
Provision for income taxes	62,124	63,581	80,322	88,384
Net income	128,225	100,477	153,748	126,971
Adjustment payment to Class C capital stockholders	—	—	59,000	—
Net income available to all stockholders	$128,225	$100,477	$94,748	$126,971

Basic net income per share of Class A and B common stock	$0.29	$0.23	$0.22	$0.29
Basic net income per share of Class C common stock	$0.29	$0.23	$0.49	$0.29
Diluted net income per share of Class A and B common stock	$0.29	$0.23	$0.21	$0.29
Diluted net income per share of Class C common stock	$0.29	$0.23	$0.48	$0.29

Weighted average common shares outstanding Class A and B common stock
Basic	218,074	215,743	217,535	215,347
Diluted	222,115	221,053	221,709	220,708

Weighted average common shares outstanding Class C common stock
Basic	219,756	215,743	218,147	215,347
Diluted	223,738	221,053	222,301	220,708
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$128,225	$100,477	$153,748	$126,971
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,182)	(11,558)	(1,917)	(23,784)
Unrealized gain (loss) on cash flow hedge, net of tax of $769 and $(506) for the three months ended September 30, 2016 and 2015, respectively, and $(1,654) and $(698) for the nine months ended September 30, 2016 and 2015, respectively.	1,411	(105)	(3,101)	(466)
Total other comprehensive income (loss)	(4,771)	(11,663)	(5,018)	(24,250)
Comprehensive income (loss)	$123,454	$88,814	$148,730	$102,721
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$153,748	$126,971
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	105,382	72,211
Unrealized foreign currency exchange rate (gains) losses	(4,846)	24,677
Loss on disposal of property and equipment	504	434
Stock-based compensation	43,445	44,800
Deferred income taxes	(61,561)	(15,266)
Changes in reserves and allowances	70,565	19,577
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(342,342)	(288,687)
Inventories	(186,472)	(357,874)
Prepaid expenses and other assets	(19,702)	(52,629)
Accounts payable	68,093	58,155
Accrued expenses and other liabilities	38,099	44,863
Income taxes payable and receivable	40,925	9,320
Net cash used in operating activities	(94,162)	(313,448)
Cash flows from investing activities
Purchases of property and equipment	(251,378)	(226,733)
Purchases of property and equipment from related parties	(70,288)	—
Purchase of businesses, net of cash acquired	—	(539,460)
Purchases of available-for-sale securities	(24,230)	(80,272)
Sales of available-for-sale securities	30,712	68,314
Purchases of other assets	(858)	(2,670)
Net cash used in investing activities	(316,042)	(780,821)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	1,302,537	650,000
Payments on long term debt and revolving credit facility	(889,000)	(29,527)
Excess tax benefits from stock-based compensation arrangements	44,444	40,768
Proceeds from exercise of stock options and other stock issuances	13,022	7,527
Payments of debt financing costs	(5,250)	(947)
Cash dividends paid	(2,927)	—
Contingent consideration payments for acquisitions	(2,424)	—
Net cash provided by financing activities	460,402	667,821
Effect of exchange rate changes on cash and cash equivalents	(96)	(7,329)
Net increase (decrease) in cash and cash equivalents	50,102	(433,777)
Cash and cash equivalents
Beginning of period	129,852	593,175
End of period	$179,954	$159,398

Non-cash investing and financing activities
Change in accrual for property and equipment	(9,374)	4,800
Non-cash dividends paid	(56,073)	—
Property and equipment acquired under build-to-suit leases	—	5,631
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 (the “2015 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other portions thereof.
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
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. The Company's largest customer accounted for 20.2%, 18.7% and 20.7% of accounts receivable as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. The Company's largest customer accounted for 11.0% and 12.5% of net revenues for the nine months ended September 30, 2016 and 2015, respectively.
Allowance for Doubtful Accounts
As of September 30, 2016, December 31, 2015 and September 30, 2015, the allowance for doubtful accounts was $33.6 million, $5.9 million and $6.3 million, respectively.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $25.7 million and $14.3 million for the three months ended September 30, 2016 and 2015, respectively, and $65.1 million and $40.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
In August 2016, the FASB issued ASU 2016-15, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements.
Recently Adopted Accounting Standards
In November 2015, the FASB issued an Accounting Standards Update which requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  This amendment may be applied either prospectively or retrospectively to all periods presented. The Company adopted the provisions of this guidance prospectively in the fourth quarter of 2015, and did not retrospectively adjust the prior periods. Had the Company adopted this guidance retrospectively, $60.7 million would have been reclassified from deferred income taxes-current to deferred income taxes-long term for the nine months ended September 30, 2015. The adoption of this guidance will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption of this pronouncement did not have a significant impact on the Company's financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03, which requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $2.9 million and $3.1 million from "Other long term assets" to "Long term debt, net of current maturities" as of December 31, 2015 and September 30, 2015.

3. Long Term Debt
Credit Facility
In January 2016, the Company amended its credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement, which as of September 30, 2016 totaled $192.5 million, from May 2019 to January 2021. As of September 30, 2016, the Company had $250.0 million outstanding under the revolving credit facility.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $1.5 million of letters of credit outstanding as of September 30, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of September 30, 2016, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 1.62% and 1.58% during the three and nine months ended September 30, 2016, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2016, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2016, December 31, 2015 and September 30, 2015, the outstanding balance on the loan was $42.5 million, $44.0 million and $44.5 million, respectively. The weighted average interest rate on the loan was 2.00% and 1.94% for the three and nine months ended September 30, 2016, respectively.
Interest expense, net was $8.2 million and $4.1 million for the three months ended September 30, 2016 and 2015, respectively, and $18.5 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

4. Commitments and Contingencies
Other than the borrowings and repayments disclosed in Note 3 and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in the 2015 Form 10-K as updated in the Form 10-Q for the quarter ended June 30, 2016.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	September 30, 2016			December 31, 2015			September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$—	$—	$—	$6,534	$—	$—	$11,958	$—	$—
Derivative foreign currency contracts (see Note 7)	—	1,577	—	—	3,811	—	—	1,371	—
Interest rate swap contracts (see Note 7)	—	3,953	—	—	(1,486)	—	—	(3,391)	—
TOLI policies held by the Rabbi Trust	—	4,819	—	—	4,456	—	—	4,384	—
Deferred Compensation Plan obligations	—	(6,486)	—	—	(5,072)	—	—	(4,741)	—
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
The carrying value of the Company's long term debt approximated its fair value as of September 30, 2016 and 2015. The fair value of the Company's long term debt was estimated based upon quoted prices for similar instruments (Level 2 input).

6. Stock-Based Compensation
During the nine months ended September 30, 2016, 2.4 million performance-based restricted stock units and 0.3 million performance-based options were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. These performance-based restricted stock units and options have weighted average grant date fair values of $36.16 and $36.18, respectively, and have vesting conditions tied to the achievement of certain combined annual operating income targets for 2016 and 2017. Upon the achievement of the targets, one third of the restricted stock units and options will vest each in February 2018, February 2019 and February 2020. If certain lower levels of combined annual operating income for 2016 and 2017 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain operating income targets for 2016 and 2017 probable during the nine months ended September 30, 2016. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $5.3 million would have been recorded during the nine months ended September 30, 2016, for these performance-based restricted stock units and options had the achievement of the remaining operating income targets been deemed probable.

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
As of September 30, 2016, the aggregate notional value of the Company's outstanding foreign currency contracts was $680.4 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to fourteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three months ended September 30, 2016, the Company reclassified $1.0 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair values of the Company's foreign currency contracts were assets of $1.6 million, $3.8 million and $1.4 million as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Unrealized foreign currency exchange rate gains (losses)	$985	$(5,454)	$4,846	$(24,677)
Realized foreign currency exchange rate gains (losses)	(2,635)	(1,858)	(3,094)	6,999
Unrealized derivative gains (losses)	516	(112)	(401)	(182)
Realized derivative gains (losses)	426	3,559	(2,415)	12,196
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
As of September 30, 2016, the notional value of the Company's outstanding interest rate swap contracts was $157.5 million. During the three months ended September 30, 2016 and 2015, the Company recorded a $0.5 million and $0.7 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2016 and 2015, the Company recorded a $1.6 million and $2.1 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were assets of $4.0 million as of September 30, 2016, and were included in other long term assets on the consolidated balance sheet. The fair values of the interest rate swap contracts were liabilities of $1.5 million and $3.4 million as of December 31, 2015 and September 30, 2015, respectively, and were included in other long term liabilities on the consolidated balance sheet.
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

8. Provision for Income Taxes
The effective rates for income taxes were 34.3% and 41.0% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the nine months ended September 30, 2016 was lower than the effective tax rate for the nine months ended September 30, 2015 primarily due to increased international profitability and a tax benefit related to our prior period acquisitions.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income	$128,225	$100,477	$153,748	$126,971
Adjustment payment to Class C capital stockholders	—	—	59,000	—
Net income (loss) available to all stockholders	128,225	100,477	94,748	126,971
Denominator
Weighted average common shares outstanding Class A and B	218,074	215,743	217,535	215,347
Effect of dilutive securities Class A and B	4,041	5,310	4,174	5,361
Weighted average common shares and dilutive securities outstanding Class A and B	222,115	221,053	221,709	220,708

Weighted average common shares outstanding Class C	219,756	215,743	218,147	215,347
Effect of dilutive securities Class C	3,982	5,310	4,154	5,361
Weighted average common shares and dilutive securities outstanding Class C	223,738	221,053	222,301	220,708

Basic earnings per share Class A and B	$0.29	$0.23	$0.22	$0.29
Basic earnings per share Class C	$0.29	$0.23	$0.49	$0.29
Dilutive earnings per share Class A and B	$0.29	$0.23	$0.21	$0.29
Dilutive earnings per share Class C	$0.29	$0.23	$0.48	$0.29

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 83.7 thousand and 47.1 thousand shares of Class A common stock outstanding for the three months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 1.1 million and 47.1 thousand shares of Class C common stock outstanding for the three months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 86.9 thousand and 463.1 thousand shares of Class A common stock outstanding for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 444.3 thousand and 463.1 thousand shares of Class C common stock outstanding for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net revenues
North America	$1,225,188	$1,059,440	$2,932,915	$2,440,728
International	226,204	130,230	525,714	315,467
Connected Fitness	20,181	14,439	62,179	36,432
Intersegment eliminations	—	—	(750)	—
Total net revenues	$1,471,573	$1,204,109	$3,520,058	$2,792,627

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Operating income (loss)
North America	$182,840	$181,822	$251,084	$272,543
International	24,984	6,180	34,996	6,126
Connected Fitness	(8,514)	(16,605)	(32,509)	(47,704)
Total operating income	199,310	171,397	253,571	230,965
Interest expense, net	(8,189)	(4,100)	(18,476)	(10,572)
Other expense, net	(772)	(3,239)	(1,025)	(5,038)
Income before income taxes	$190,349	$164,058	$234,070	$215,355

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Apparel	$1,021,185	$865,514	$2,300,596	$1,936,221
Footwear	278,891	196,279	785,843	510,864
Accessories	121,832	103,564	302,266	249,755
Total net sales	1,421,908	1,165,357	3,388,705	2,696,840
License revenues	29,484	24,313	69,923	59,355
Connected Fitness	20,181	14,439	62,180	36,432
Intersegment eliminations	—	—	(750)	—
Total net revenues	$1,471,573	$1,204,109	$3,520,058	$2,792,627

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
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area.  The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of September 30, 2016.

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

Overview
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. The Under Armour Connected Fitness platform powers the world's largest digital health and fitness community and our strategy is focused on engaging with these consumers and increasing awareness and sales of our products. We plan to grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.
Our net revenues grew to $4.0 billion in 2015 from $1.5 billion in 2011. We reported net revenues of $3.5 billion for the first nine months of 2016, which represented a 26% increase from the first nine months of 2015. We believe that the growth in our business has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets and engaging with consumers through our Connected Fitness business. Our direct to consumer sales channel includes our brand and factory house stores and websites.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $25.7 million and $14.3 million for the three months ended September 30, 2016 and 2015, respectively, and $65.1 million and $40.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net revenues	$1,471,573	$1,204,109	$3,520,058	$2,792,627
Cost of goods sold	772,949	616,949	1,863,151	1,448,750
Gross profit	698,624	587,160	1,656,907	1,343,877
Selling, general and administrative expenses	499,314	415,763	1,403,336	1,112,912
Income from operations	199,310	171,397	253,571	230,965
Interest expense, net	(8,189)	(4,100)	(18,476)	(10,572)
Other expense, net	(772)	(3,239)	(1,025)	(5,038)
Income before income taxes	190,349	164,058	234,070	215,355
Provision for income taxes	62,124	63,581	80,322	88,384
Net income	$128,225	$100,477	$153,748	$126,971

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.5%	51.2%	52.9%	51.9%
Gross profit	47.5%	48.8%	47.1%	48.1%
Selling, general and administrative expenses	34.0%	34.6%	39.9%	39.8%
Income from operations	13.5%	14.2%	7.2%	8.3%
Interest expense, net	(0.5)%	(0.3)%	(0.6)%	(0.4)%
Other expense, net	(0.1)%	(0.3)%	—%	(0.2)%
Income before income taxes	12.9%	13.6%	6.6%	7.7%
Provision for income taxes	4.2%	5.3%	2.2%	3.2%
Net income	8.7%	8.3%	4.4%	4.5%
Consolidated Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net revenues increased $267.5 million, or 22.2%, to $1,471.6 million for the three months ended September 30, 2016 from $1,204.1 million during the same period in 2015. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$1,021,185	$865,514	$155,671	18.0%
Footwear	278,891	196,279	82,612	42.1%
Accessories	121,832	103,564	18,268	17.6%
Total net sales	1,421,908	1,165,357	256,551	22.0%
License revenues	29,484	24,313	5,171	21.3%
Connected Fitness	20,181	14,439	5,742	39.8%
Total net revenues	1,471,573	1,204,109	267,464	22.2%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training and golf; and

•	Footwear unit sales growth, led by running, basketball and training.
License revenues increased $5.2 million, or 21.3%, to $29.5 million for the three months ended September 30, 2016 from $24.3 million during the same period in 2015 driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue increased $5.8 million, or 39.8%, to $20.2 million for the three months ended September 30, 2016 from $14.4 million during the same period in 2015 primarily driven by increased advertising and subscribers on our fitness applications and higher sales of our licensed products.
Gross profit increased $111.4 million to $698.6 million for the three months ended September 30, 2016 from $587.2 million for the same period in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 130 basis points to 47.5% for the three months ended September 30, 2016 compared to 48.8% during the same period in 2015. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 80 basis point decrease driven by increased liquidation as a result of our inventory management strategy which we expect to continue for the remainder of the year on a more limited basis;

•
approximate 30 basis point decrease related to product margins driven by higher discounts and promotions, partially offset by continued improvement in product input costs, which we do not expect to continue for the remainder of the year; and

•	approximate 30 basis point decrease driven by foreign exchange rates, which we expect to continue through the remainder of the year on a more limited basis.
Selling, general and administrative expenses increased $83.5 million to $499.3 million for the three months ended September 30, 2016 from $415.8 million for the same period in 2015. As a percentage of net revenues, selling, general and administrative expenses decreased to 34.0% for the three months ended September 30, 2016 compared to 34.6% for the same period in 2015. These changes were primarily attributable to the following:

•
Marketing costs increased $11.0 million to $139.5 million for the three months ended September 30, 2016 from $128.5 million for the same period in 2015. This increase was primarily due to key North American retail marketing campaigns, our investments in sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 9.5% for the three months ended September 30, 2016 from 10.7% for the same period in 2015.

•
Other costs increased $72.5 million to $359.8 million for the three months ended September 30, 2016 from $287.3 million for the same period in 2015. The increase was driven by higher personnel and other costs incurred for both the continued expansion of our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities, and our e-commerce business, and strategic initiatives such as product creation, innovation and sport category management. As a percentage of net revenues, other costs increased to 24.4% for the three months ended September 30, 2016 from 23.9% for the same period in 2015.

Income from operations increased $27.9 million, or 16.3%, to $199.3 million for the three months ended September 30, 2016 from $171.4 million for the same period in 2015. Income from operations as a percentage of net revenues decreased to 13.5% for the three months ended September 30, 2016 from 14.2% for the same period in 2015.

Interest expense, net increased $4.1 million to $8.2 million for the three months ended September 30, 2016 from $4.1 million for the same period in 2015. This increase was primarily due to interest on the net increase of $172.2 million in total debt outstanding.
Other expense, net decreased $2.4 million to expense of $0.8 million for the three months ended September 30, 2016 from expense of $3.2 million for the same period in 2015. This decrease was due to higher net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $1.5 million to $62.1 million during the three months ended September 30, 2016 from $63.6 million during the same period in 2015. For the three months ended September 30, 2016, our effective tax rate was 32.6% compared to 38.8% for the same period in 2015. The effective rate for the three months ended September 30, 2016 was lower than the effective tax rate for the three months ended September 30, 2015 primarily due to increased international profitability and a tax benefit related to our prior period acquisitions.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net revenues increased $727.5 million, or 26.0%, to $3,520.1 million for the nine months ended September 30, 2016 from $2,792.6 million during the same period in 2015. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$2,300,596	$1,936,221	$364,375	18.8%
Footwear	785,843	510,864	274,979	53.8%
Accessories	302,266	249,755	52,511	21.0%
Total net sales	3,388,705	2,696,840	691,865	25.7%
License revenues	69,923	59,355	10,568	17.8%
Connected Fitness	62,180	36,432	25,748	70.7%
Intersegment eliminations	(750)	—	(750)	(100.0)%
Total net revenues	$3,520,058	$2,792,627	$727,431	26.0%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and running; and

•	Footwear unit sales growth, led by running, basketball and training.
License revenues increased $10.5 million, or 17.8%, to $69.9 million during the nine months ended September 30, 2016 from $59.4 million during the same period in 2015, driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue increased $25.8 million, or 70.7%, to $62.2 million during the nine months ended September 30, 2016 from $36.4 million during the same period in 2015, primarily driven by a full nine months of operations from our 2015 acquisitions, increased advertising and subscribers on our fitness applications and higher sales of our licensed products.
Gross profit increased $313.0 million to $1,656.9 million for the nine months ended September 30, 2016 from $1,343.9 million for the same period in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 100 basis points to 47.1% for the nine months ended September 30, 2016 compared to 48.1% for the same period in 2015. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 60 basis points decrease driven by increased liquidation as a result of our changing inventory management strategy which we expect to continue the remainder of the year on a more limited basis;

•
approximate 50 basis point decrease driven by negative sales mix primarily driven by the continued strength of our accelerated footwear and international growth, which we expect to continue through the remainder of the year on a more limited basis; and

•	approximate 30 basis point decrease driven by foreign exchange rates, which we expect to continue through the remainder of the year on a more limited basis.
The decreases above were partially offset by:

•	approximate 30 basis point increase driven primarily by lower freight costs, which we do not expect to continue through the remainder of the year.
Selling, general and administrative expenses increased $290.4 million to $1,403.3 million for the nine months ended September 30, 2016 from $1,112.9 million for the same period in 2015. As a percentage of net revenues, selling, general and administrative expenses increased to 39.9% for the nine months ended September 30, 2016 compared to 39.8% for the same period in 2015. These changes were primarily attributable to the following:

•
Marketing costs increased $44.3 million to $369.8 million for the nine months ended September 30, 2016 from $325.5 million for the same period in 2015. This increase was primarily due to key North American retail marketing campaigns, our investments in sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 10.5% for the nine months ended September 30, 2016 from 11.7% for the same period in 2015.

•
Other costs increased $246.1 million to $1,033.5 million for the nine months ended September 30, 2016 from $787.4 million for the same period in 2015. This increase was primarily due to $24.5 million in expenses related to the liquidation of The Sports Authority, comprised of $22.7 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition, this increase was driven by higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. As a percentage of net revenues, other costs increased to 29.4% for the nine months ended September 30, 2016 from 28.2% for the same period in 2015.

Income from operations increased $22.6 million, or 9.8%, to $253.6 million for the nine months ended September 30, 2016 from $231.0 million for the same period in 2015. Income from operations as a percentage of net revenues decreased to 7.2% for the nine months ended September 30, 2016 from 8.3% for the same period in 2015.
Interest expense, net increased $7.9 million to $18.5 million for the nine months ended September 30, 2016 from $10.6 million for the same period in 2015. This increase was primarily due to interest on the net increase of $172.2 million in total debt outstanding.
Other expense, net decreased $4.0 million to $1.0 million for the nine months ended September 30, 2016 from $5.0 million for the same period in 2015. This decrease was due to higher net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $8.1 million to $80.3 million during the nine months ended September 30, 2016 from $88.4 million during the same period in 2015. For the nine months ended September 30, 2016, our effective tax rate was 34.3% compared to 41.0% for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 was lower than the effective tax rate for the nine months ended September 30, 2015 primarily due to increased international profitability and a tax benefit related to our prior period acquisitions.
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
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net revenues by segment are summarized below:

	Three Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$1,225,188	$1,059,440	$165,748	15.6%
International	226,204	130,230	95,974	73.7%
Connected Fitness	20,181	14,439	5,742	39.8%
Total net revenues	1,471,573	1,204,109	267,464	22.2%
Net revenues in our North America operating segment increased $165.8 million to $1,225.2 million for the three months ended September 30, 2016 from $1,059.4 million for the same period in 2015 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in International increased $96.0 million to $226.2 million for the three months ended September 30, 2016 from $130.2 million for the same period in 2015 primarily due to unit sales growth in our EMEA and Asia-Pacific operating segments. Net revenues in our Connected Fitness operating segment increased $5.8 million to $20.2 million for the three months ended September 30, 2016 from $14.4 million for the same period in 2015 primarily due to increased advertising, subscription and licensing revenue.
Operating income (loss) by segment is summarized below:

	Three Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$182,840	$181,822	$1,018	0.6%
International	24,984	6,180	18,804	304.3%
Connected Fitness	(8,514)	(16,605)	8,091	48.7%
Total operating income	$199,310	$171,397	$27,913	16.3%
Operating income in our North America operating segment increased $1.0 million to $182.8 million for the three months ended September 30, 2016 from $181.8 million for the same period in 2015 primarily due to increases in revenue discussed above offset by increased liquidations and the movement of $3.7 million in expenses resulting from a strategic shift in headcount supporting our global business from our Connected Fitness operating segment to North America. Operating income in International increased $18.8 million to $25.0 million for the three months ended September 30, 2016 from $6.2 million for the same period in 2015 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Operating loss in our Connected Fitness segment decreased $8.1 million to $8.5 million for the three months ended September 30, 2016 from $16.6 million for the same period in 2015 primarily due to increased advertising, subscription and licensing revenue and the $3.7 million shift in expenses disclosed above.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net revenues by segment are summarized below:

	Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$2,932,915	$2,440,728	$492,187	20.2%
International	525,714	315,467	210,247	66.6%
Connected Fitness	62,179	36,432	25,747	70.7%
Intersegment eliminations	(750)	—	(750)	(100.0)%
Total net revenues	$3,520,058	$2,792,627	$727,431	26.0%
Net revenues in our North America operating segment increased $492.2 million to $2,932.9 million for the nine months ended September 30, 2016 from $2,440.7 million for the same period in 2015 primarily due to the items discussed above in the Consolidated Results of Operations. Net revenues in International increased $210.2 million to $525.7 million for the nine months ended September 30, 2016 from $315.5 million for the same period in 2015 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Net revenues in our Connected Fitness operating segment increased $25.8 million to $62.2 million for the nine months ended September 30, 2016 from $36.4 million for the same period in 2015 primarily due to a full nine months of operations from our 2015 acquisitions and increased advertising, subscription and licensing revenue.
Operating income (loss) by segment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change
North America	$251,084	$272,543	$(21,459)	(7.9)%
International	34,996	6,126	28,870	471.3%
Connected Fitness	(32,509)	(47,704)	15,195	31.9%
Total operating income	$253,571	$230,965	$22,606	9.8%
Operating income in our North America operating segment decreased $21.4 million to $251.1 million for the nine months ended September 30, 2016 from $272.5 million for the same period in 2015 primarily due to $24.5 million in expenses related to the liquidation of The Sports Authority, comprised of $22.7 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition, this decrease reflects the movement of $9.1 million in expenses resulting from a strategic shift in headcount supporting our global business from our Connected Fitness operating segment to North America. This decrease is partially offset by the increases in revenue discussed above. Operating income in International increased $28.9 million to $35.0 million for the nine months ended September 30, 2016 from $6.1 million for the same period in 2015 primarily due to sales growth in our Asia-Pacific and EMEA operating segments. Operating loss in our Connected Fitness segment decreased $15.2 million to $32.5 million for the nine months ended September 30, 2016 from $47.7 million for the same period in 2015 primarily due to increased advertising, subscription and licensing revenue, a full nine months of operations from our 2015 acquisitions and the $9.1 million shift in expenses disclosed above.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of September 30, 2016, we had $1.0 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(94,162)	$(313,448)
Investing activities	(316,042)	(780,821)
Financing activities	460,402	667,821
Effect of exchange rate changes on cash and cash equivalents	(96)	(7,329)
Net increase (decrease) in cash and cash equivalents	$50,102	$(433,777)

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
Cash used in operating activities decreased $219.2 million to $94.2 million for the nine months ended September 30, 2016 from $313.4 million during the same period in 2015. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $185.4 million and an increase in net income adjusted for non-cash items. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by:

•	a smaller increase in inventory of $171.4 million in the current period compared to the prior period, primarily due to earlier purchases in the prior period for our peak season; partially offset by

•
a larger increase in accounts receivable of $53.7 million in the current period compared to the prior period, due to the timing of shipments driven by current period sales being more heavily weighted to the end of the period.

Investing Activities
Cash used in investing activities decreased $464.8 million to $316.0 million for the nine months ended September 30, 2016 from $780.8 million for the same period in 2015, primarily due to our acquisitions of MyFitnessPal and Endomondo during the first quarter of 2015.
Capital expenditures for the full year 2016 are expected to be approximately $450 million, comprised primarily of investments in our global offices around the world including our headquarters in Baltimore, our distribution centers, our SAP platform, and global Direct-to-Consumer.
Financing Activities
Cash provided by financing activities decreased $207.4 million to $460.4 million for the nine months ended September 30, 2016 from $667.8 million for the same period in 2015. This decrease was primarily due to higher repayments on our revolving credit facility in the current period compared to the prior period, partially offset by the issuance of senior notes in the current period.

Capital Resources

Credit Facility
In January 2016, we amended our credit agreement to increase revolving credit facility commitments from $800.0 million to $1.25 billion. This amendment also extended the term of the revolving credit facility and the remaining outstanding term loans under the credit agreement, which as of September 30, 2016 totaled $192.5 million, from May 2019 to January 2021. As of September 30, 2016, we had $250.0 million outstanding under the revolving credit facility.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $1.5 million of letters of credit outstanding as of September 30, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of September 30, 2016, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 1.62% and 1.58% during the three and nine months ended September 30, 2016, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2016, the commitment fee was 15.0 basis points.

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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2016, December 31, 2015 and September 30, 2015, the outstanding balance on the loan was $42.5 million, $44.0 million and $44.5 million, respectively. The weighted average interest rate on the loan was 2.00% and 1.94% for the three and nine months ended September 30, 2016, respectively.
Interest expense, net was $8.2 million and $4.1 million for the three months ended September 30, 2016 and 2015, respectively, and $18.5 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2015 Form 10-K as updated in our Form 10-Q for the quarter ended September 30, 2016.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2015 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2015 Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2016.
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

ITEM 5. OTHER INFORMATION
On November 2, 2016, the Company’s Chief Revenue Officer, Karl-Heinz Maurath, agreed to accept a one-time transition payment of $500,000 in exchange for his transition from the Company’s offices in Panama to the Company’s global headquarters in Baltimore, Maryland.  Pursuant to the terms of this arrangement, Mr. Maurath is expected to relocate to the Company’s global headquarters by early 2017. If he fails to do so, he will be required to reimburse the Company for the full amount of this payment. In addition, if he resigns or is terminated for cause prior to the second anniversary of the effective date of his relocation, he will be required to reimburse the Company pro-rata based on the number of days worked during such time period.

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
Date: November 2, 2016