Form 10-K
period 2016-12-31
Under Armour, Inc.
filed 2017-02-23
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-33202
_____________________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1020 Hull Street Baltimore, Maryland 21230	(410) 454-6428
(Address of principal executive offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
Class C Common Stock	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $7,311,048,606 and $6,916,196,221, respectively.

As of January 31, 2017, there were 183,837,686 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 220,242,776 shares of Class C Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2017 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS
General
Our principal business activities are the development, marketing and distribution of branded performance apparel, footwear and accessories for men, women and youth. The brand’s performance apparel and footwear are engineered in many designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and are worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles.
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
Our net revenues are generated primarily from the wholesale sales of our products to national, regional, independent and specialty retailers. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and websites, from product licensing and from digital platform licensing and subscriptions and digital advertising through our Connected Fitness business. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers and distributors and sales through our direct to consumer sales channels, and license revenue from sales by our third party licensees. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Virtually all of our products are manufactured by our unaffiliated primary manufacturers operating in 18 countries outside of the United States.
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

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2016, sales of apparel, footwear and accessories represented 67%, 21% and 8% of net revenues, respectively. We introduced a new limited line of apparel and footwear product under the UAS™, or Under Armour sportswear label in 2016, and expect to continue to broaden our sportswear and lifestyle product offerings. Licensing arrangements, primarily for the sale of our products, and revenue from our Connected Fitness business represented the remaining 4% of net revenues. Refer to Note 15 to the Consolidated Financial Statements for net revenues by product.
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
Footwear
Our footwear offerings include running, basketball, cleated, slides and performance training, and outdoor footwear. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies including Anafoam™, UA Clutch Fit® and Charged Cushioning®, which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control.
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags and headwear. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.
Connected Fitness
We offer digital fitness platform licenses and subscriptions, along with digital advertising through our MapMyFitness, MyFitnessPal, Endomondo and UA Record applications.
License
We have agreements with our licensees to develop Under Armour apparel, accessories and equipment. Our product, marketing and sales teams are involved in substantially all steps of the design and go to market process in order to maintain brand standards and consistency. During 2016, our licensees offered collegiate, National Football League ("NFL) and Major League Baseball ("MLB") apparel and accessories, baby and kids’ apparel, team uniforms, socks, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality similar to our other product offerings.

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
We are the official outfitter of athletic teams in several high-profile collegiate conferences. We are an official supplier of footwear and gloves to the NFL. We are the Official Performance Footwear Supplier of MLB and a partner with the National Basketball Association (“NBA”) which allows us to market our NBA athletes in game uniforms in connection with our basketball footwear. We are the official headwear and performance apparel provider for the NFL Scouting Combine and the official partner and title sponsor of the NBA Draft Combine, in each case with the right to sell licensed combine training apparel and headwear. In 2016, we entered into an agreement to be the Official On-Field Uniform Supplier, Official Authentic Performance Apparel Partner, and Official Connected Fitness Partner of MLB, beginning with the 2020 season, which will allow us to provide on-field uniforms, apparel, and accessories to all thirty

MLB clubs on an exclusive basis, and, together with our manufacturing partner sell a broad range of MLB licensed merchandise. Internationally, we sponsor and sell our products to several European and Latin American soccer and rugby teams, which helps drive brand awareness in various countries and regions around the world.
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
Retail Presentation
The primary component of our retail marketing strategy is to increase brand floor space dedicated to our products within our major retail accounts. The design and funding of Under Armour concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images.

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
We also sell our products directly to consumers through our own network of brand and factory house stores in our North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia-Pacific operating segments, and through websites globally. Factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience our brand first-hand and have broader access to our performance products. In 2016, sales through our wholesale, direct to consumer, licensing and Connected Fitness channels represented 65%, 31%, 2% and 2% of net revenues, respectively.
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
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) EMEA, (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. We also operate our Connected Fitness business as a separate segment. Due to the individual materiality of our Asia-Pacific segment, we have separately presented our Asia-Pacific, EMEA and Latin America segments, as of December 31, 2016, and will no longer combine these segments for presentation purposes.  Net revenues by segment presented for prior periods has been conformed to the current presentation. The following table presents net revenues by segment for each of the years ending December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016		2015		2014
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$4,005,314	83.0%	$3,455,737	87.2%	$2,796,390	90.7%
EMEA	330,584	6.9	203,109	5.1	134,118	4.3
Asia-Pacific	268,607	5.6	144,877	3.7	70,419	2.3
Latin America	141,793	2.9	106,175	2.7	64,234	2.1
Connected Fitness	80,447	1.6	53,415	1.3	19,209	0.6
Intersegment Eliminations	(1,410)	—	—	—	—	—
Total net revenues	$4,825,335	100.0%	$3,963,313	100.0%	$3,084,370	100.0%
North America
Our North America segment accounted for approximately 83% of our net revenues for 2016. We sell our branded apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in the United States were $3.8 billion, $3.3 billion and $2.6 billion for the years ended December 31, 2016, 2015 and 2014 respectively and, with the exception of goodwill and intangible assets disclosed in Note 4 to the Consolidated Financial Statements, the majority of our long-lived assets were located in the United States. Our largest customer, Dick’s Sporting Goods, accounted for approximately 10% of our net revenues in 2016. No other customers accounted for 10% or more of our net revenues.
Our direct to consumer sales are generated through our brand and factory house stores, along with internet websites. As of December 31, 2016, we had 151 factory house stores in North America primarily located in outlet centers throughout the United States. As of December 31, 2016, we had 18 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
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
International
Approximately 15.4% of our net revenues were generated from our international segments in 2016. We plan to continue to grow our business over the long term in part through expansion in international markets.
EMEA
We sell our apparel, footwear and accessories primarily through wholesale customers, website operations, independent distributors and a limited number of stores we operate in certain European countries. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider. We sell our apparel, footwear and accessories primarily through independent distributors in the Middle East and Africa.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea, and Australia through stores operated by our distribution and wholesale partners, along with website operations and stores we operate. Prior to late 2016, our products were sold through a license in South Korea. We also sell our products to distributors in New Zealand, Taiwan, Hong Kong and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific primarily through a third-party logistics provider based out of Hong Kong.
We have a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. Our branded products are sold in Japan to large sporting goods retailers, independent specialty stores and professional sports teams, and through licensee-owned retail stores. We hold a cost-based minority investment in Dome.

Latin America
We sell our products in Mexico, Chile and Brazil through wholesale customers, website operations and brand and factory house stores. In these countries we operate through third-party distribution facilities. In other Latin American countries we distribute our products through independent distributors which are sourced through our international distribution hubs in Hong Kong, Jordan and the United States.
Connected Fitness
In 2013, we began offering digital fitness subscriptions and licenses, along with digital advertising through our MapMyFitness platform. In 2014, we introduced the UA Record platform and in 2015, we acquired the Endomondo and MyFitnessPal platforms to create our Connected Fitness business. Approximately 1.6% of our net revenues were generated from our Connected Fitness business in 2016. We plan to engage and grow this community by developing innovative applications, services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.

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
Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our ColdGear® Infrared product, which is a ceramic print technology on the inside of our garments that provides athletes with lightweight warmth, and Speedform®, a proprietary 3-dimensional molding technology for footwear which delivers superior fit and feel. In 2016, we introduced UA CoolSwitch, a fabric treatment with sweat-activated cooling technology and Threadborne, a soft micro-engineered fabric that provides lightweight directional strength and support at the yarn level.

Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our apparel products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In 2016, approximately 52% of the fabric used in our apparel products came from five suppliers. These fabric suppliers have primary locations in Taiwan, Malaysia and Mexico. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in our apparel products, as blended fabric and also in our CHARGED COTTON® line.  Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials that are sourced from a diverse base of third party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In 2016, our apparel and accessories products were manufactured by 39 primary contract manufacturers, operating in 18 countries, with approximately 60% of our apparel and accessories products manufactured in Jordan, Vietnam, China and Malaysia. Of our 39 primary contract manufacturers, 10 produced approximately 57% of our apparel and accessories products. In 2016, our footwear products were manufactured by seven primary contract manufacturers, operating primarily in China, Vietnam and Indonesia. Of our seven primary contract manufacturers, three produced approximately 70% of our footwear products. All manufacturers are evaluated for quality systems, social compliance and financial strength by our internal teams prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our contract manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have subsidiaries in Hong Kong, Panama, Vietnam, Indonesia, China and Taiwan to support our manufacturing, quality assurance and sourcing efforts for our products. We also manufacture a limited number of products primarily for high-profile athletes and teams, on-premises in our quick turn, Special Make-Up Shop located at one of our facilities in Maryland.

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

Employees
As of December 31, 2016, we had approximately 15,200 employees, including approximately 9,400 in our brand and factory house stores and approximately 2,000 at our distribution facilities. Approximately 6,500 of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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
Forward-Looking Statements
Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, the implementation of our marketing and branding strategies and future benefits and opportunities from acquisitions and other significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;

•	risks related to data security or privacy breaches;

•	our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract key talent and retain the services of our senior management and key employees.

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
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, and trends in consumer discretionary spending remain unpredictable. However, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in North America, may materially harm our sales, profitability and financial condition.
We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
In 2016, sales through our wholesale channel represented approximately 65% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. During weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. In addition, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our customers. From time to time certain of our customers have experienced financial difficulties. To the extent one or more of our customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
In 2016, approximately 10% of our net revenues were generated from sales to our largest customer. We currently do not enter into long term sales contracts with this customer or our other key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income. In addition, our customers continue to experience ongoing industry consolidation. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to sustain similar net revenue growth.
We must continue to effectively manage our growth and the increased complexity of a global business or we may not achieve our long-term growth targets and our brand image, net revenues and profitability may decline.
We have expanded our business and operations rapidly since our inception and our net revenues have increased to $4,825.3 million in 2016 from $1,834.9 million in 2012. Our long-term growth strategy depends on our ability to not only maintain strong growth throughout our business, but to also successfully execute on strategic growth initiatives in key areas, such as our international business, footwear and our global direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully expand our global network of brand and factory house stores, grow our e-commerce and mobile application offerings throughout the world and continue to successfully increase our product offerings and market share in footwear. Our ability to invest in these growth initiatives in the near-

term also depends on our ability to maintain net revenue growth in North America (our largest market), which represented 83% of our total net revenues in 2016. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business and results of operations could be negatively impacted.
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

•
unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers;

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
We believe continued growth in industry-wide sales of performance apparel, footwear and accessories will be largely dependent on consumers continuing to transition from traditional alternatives to performance products. If consumers are not convinced these products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance products are often more expensive than traditional alternatives, consumers who are convinced these products provide a better alternative may still not be convinced they are worth the extra cost. If industry-wide sales of performance products do not continue to grow, our ability to continue to grow our business in line with our expectations could be adversely impacted.
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
Many of the specialty fabrics used in our products are technically advanced textile products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2016, 10 manufacturers produced approximately 57% of our apparel and accessories products, and three manufacturers produced approximately 70% of our footwear products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
Our future growth depends in part on our expansion efforts outside of North America. During the year ended December 31, 2016, 83% of our net revenues were earned in our North America segment. We have limited experience with regulatory environments and market practices outside of North America, and may face difficulties in expanding to and successfully operating in markets outside of North America. International expansion may place increased demands on our operational, managerial and administrative resources. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.
The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.
In 2016, our products were manufactured by 39 primary manufacturers, operating in 18 countries, with 10 manufacturers accounting for approximately 57% of our apparel and accessories products, and three manufacturers accounting for approximately 70% of our footwear products. Approximately 60% of our apparel and accessories products were manufactured in Jordan, Vietnam, China and Malaysia. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

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
Growing and operating our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased sales volume of our products during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct to consumer sales. The majority of our net revenues were generated during the last two quarters in each of 2016, 2015 and 2014, respectively.
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
Although we currently generate 80% of our consolidated net revenues in the United States, as our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.

The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
Our ability to achieve our growth targets could be impacted if negative publicity diminishes the appeal of our brand to consumers. For example, we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with the laws and regulations that apply to them as well as the social and other standards and policies we impose on them, including our code of conduct. We do not control these suppliers, manufacturers or licensees or their labor practices. A violation, or alleged violation of our policies, labor laws or other laws by our suppliers, manufacturers or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees.
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
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could negatively impact our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.
In addition, we interact with many of our consumers through both our e-commerce website and our mobile applications. Consumers increasingly utilize these services to purchase our products and to engage with our Connected Fitness community. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. The performance of our Connected Fitness business is dependent on reliable performance of its products, applications and services and the underlying technical infrastructure, which incorporate complex software. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users or loss of revenue.
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
We must also comply with increasingly complex regulatory standards throughout the world enacted to protect personal information and other data, particularly with respect to our Connected Fitness business. Compliance with existing and proposed laws and regulations can be costly and could negatively impact our profitability. In addition, an inability to maintain compliance with these regulatory standards could subject us to litigation or other regulatory proceedings or cause the size of our Connected Fitness community to decline.
We are in the process of implementing a new operating and information system, which involves risks and uncertainties that could adversely affect our business.
We are in the process of implementing a global operating and financial reporting information technology system as part of a multi-year plan to integrate and upgrade our systems and processes, which began in 2015 and will continue in phases over the next several years. We plan to substantially complete the migration of our North America, EMEA and Connected Fitness operations to this system during 2017, and are in the process of developing an implementation strategy and roll-out plan for our Asia-Pacific and Latin American regions. Implementation of new information systems involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design or implementation of these systems could result in increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in the collection of payment from our customers or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. Many of the countries in which we do business have or are expected to adopt changes to tax laws as result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiatives. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment.  In addition, significant tax law changes are being evaluated by the Federal Government of the United States, our most significant country of operation. Such tax law changes, if enacted, could materially increase our tax obligations, which would have a material adverse effect on our results of operations.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as the ongoing expansion of our network of brand and factory house stores and our distribution facilities, the expansion of our corporate headquarters, investments to implement our global operating and financial reporting information technology system, or investments in our Connected Fitness business. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results. Infrastructure investments may also divert funds from other potential business opportunities.
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
The trading prices for our Class A and Class C common stock may differ and fluctuate from time to time.
The trading prices of our Class A and Class C common stock may differ and fluctuate from time to time in response to various factors, some of which are beyond our control. These factors may include, among others, overall performance of the equity markets and the economy as a whole, variations in our quarterly results of operations or those of our competitors, our ability to meet our published guidance and securities analyst expectations, or recommendations by securities analysts. In addition, our Class C common stock has traded at a discount to and with less liquidity than our Class A common stock, and there can be no assurance that this will not continue.

Kevin Plank, our Chairman and Chief Executive Officer controls the majority of the voting power of our common stock.
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights (except in limited circumstances). Our Chairman and Chief Executive Officer, Kevin A. Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. The Class B common stock automatically converts to Class A common stock when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B common stock outstanding and in other limited circumstances. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our shareholders do not otherwise support. In addition, we utilize shares of our Class C common stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank’s voting control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The following includes a summary of the principal properties that we own or lease as of December 31, 2016.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, which includes 400 thousand square feet of office space that we own and 126 thousand square feet that we are leasing. In 2016, we purchased buildings and parcels of land, including approximately 58 acres of land and 130 thousand square feet of office space, to be utilized to expand our corporate headquarters to accommodate our growth needs. For our European headquarters, we lease an office in Amsterdam, the Netherlands, and we maintain an international management office in Panama. Additionally, we lease space in Austin, Texas, Denver, Colorado, San Francisco, California and Copenhagen, Denmark for our Connected Fitness businesses.
We lease our primary distribution facilities, which are located in Glen Burnie, Maryland, Mount Juliet, Tennessee and Rialto, California. Our Glen Burnie facilities include a total of 830 thousand square feet, with options to renew various portions of the facilities through September 2021. Our Mount Juliet facility is a 1.0 million square foot facility, with options to renew the lease term through December 2041. Our Rialto facility is a 1.2 million square foot facility with a lease term through May 2023. In 2016 we entered into a lease for a new 1.3 million square foot distribution facility being developed for us in Baltimore, Maryland, which we expect to utilize beginning in 2018. The lease for this property includes options to renew through 2053. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs.
In addition, as of December 31, 2016, we leased 241 brand and factory house stores located primarily in the United States, Brazil, Canada, China, Chile and Mexico with lease end dates in 2017 through 2033. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 6 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

Executive Officers of the Registrant
Our executive officers are:

Name	Age	Position
Kevin A. Plank	44	Chief Executive Officer and Chairman of the Board
David E. Bergman	44	Chief Financial Officer
Colin Browne	53	President of Global Sourcing
Kerry D. Chandler	52	Chief Human Resources Officer
Paul Fipps	44	Chief Information Officer and Executive Vice President, Global Operations
Kip J. Fulks	44	Chief Product Officer
Jason LaRose	43	President of North America
Michael Lee	46	Chief Digital Officer
Karl-Heinz Maurath	55	Chief Revenue Officer
John Stanton	56	Senior Vice President General Counsel and Corporate Secretary

Kevin A. Plank has served as our Chief Executive Officer and Chairman of the Board of Directors since 1996. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation.

David E. Bergman was appointed as the acting Chief Financial Officer in February 2017. Mr. Bergman joined the Company in 2005 and has served in various Finance and Accounting leadership roles for the Company, including Corporate Controller from early 2006 to October 2014, Vice President of Finance and Corporate Controller from November 2014 to January 2016, Senior Vice President, Corporate Finance from February 2016 to January 2017.  Prior to joining the Company, Mr. Bergman worked as a C.P.A. within the audit and assurance practices at Ernst & Young LLP and Arthur Andersen LLP.

Colin Browne has been President of Global Sourcing since September 2016. Prior to joining our Company, he served as Vice President and Managing Director for VF Corporation, leading its sourcing and product supply organization in Asia and Africa from November 2013 to August 2016 and as Vice President of Footwear Sourcing from November 2011 to October 2013. Prior thereto, Mr. Browne served as Executive Vice President of Footwear and Accessories for Li and Fung Group LTD from September 2010 to November 2011 and Chief Executive Officer, Asia for Pentland Brands PLC from April 2006 to January 2010. Mr. Browne has over 25 years of experience leading sourcing efforts for large brands.

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

Paul Fipps has been Chief Information Officer since March 2015 and Executive Vice President of Global Operations since September 2016. Prior to that, he served as Senior Vice President of Global Operations from January 2014 to February 2015. Prior to joining our Company, he served as Chief Information Officer and Corporate Vice President of Business Services at The Charmer Sunbelt Group (CSG), a leading distributor of fine wines, spirits, beer, bottled water and other beverages from May 2009 to December 2013, as Vice President of Business Services from January 2007 to April 2009 and in other leadership positions for CSG from 1998 to 2007.

Kip J. Fulks has been Chief Product Officer since August 2016 with oversight of category management, marketing, product, design, merchandising, innovation and sourcing . Prior to that, he served as Chief Marketing Officer from November 2015 to July 2016, President of Footwear and Innovation from March 2015 to October 2015, Chief Operating Officer from September 2011 to February 2015 and as President of Product from October 2013 to November 2014. Prior thereto, Mr. Fulks served in various senior management positions in Product, Outdoor, Sourcing, Quality Assurance and Product Development from 1997 to 2011.

Jason LaRose has been President of North America since October 2016. Prior to that, he served as Senior Vice President of Digital Revenue from April 2015 to September 2016 and Senior Vice President of Global E-Commerce from October 2013 to March 2015.  Prior to joining our Company, he served as Senior Vice President of E-Commerce for Express, Inc. from September 2011 to September 2013.  Prior thereto, Mr. LaRose served as Vice President of Multi-Channel and International Business for Sears Holding Corporation from January 2007 to September 2011.  Mr. LaRose also spent five years at McKinsey & Company where he was an Associate Principal in both the Retail and Consumer Goods practices.

Michael Lee has been Chief Digital Officer since July 2016, with primary responsibility for the overall strategic direction of Under Armour's Connected Fitness business and prior to that served as Senior Vice President of Digital from March 2015 to June 2016.  Mr. Lee joined our Company in March 2015 when Under Armour acquired MyFitnessPal.  Mr. Lee co-founded MyFitnessPal in September 2005 and built it to the world's largest health and nutrition community.  Prior to founding MyFitnessPal and throughout his 20-year tenure in the technology industry, Mr. Lee has held leadership positions at several other top start-ups in Silicon Valley, including Palm, Handspring, Beyond.com and Regis McKenna.

Karl-Heinz (Charlie) Maurath has been Chief Revenue Officer since November 2015. Prior thereto he served as President of International from September 2012 to October 2015. Prior to joining our Company, he served for 22 years in various leadership positions with Adidas, including Senior Vice President, Adidas Group Latin America, from 2003 to 2012 with overall responsibility for Latin America including the Reebok and Taylor Made businesses and Vice President, Adidas Nordic, from 2000 to 2003 responsible for its business in the Nordic region and the Baltic states. Prior thereto, Mr. Maurath served in other management positions for Adidas, including Managing Director of its business in Sweden and Thailand and Area Manger of sales and marketing for its distributor and licensee businesses in Scandinavia and Latin America. Mr. Maurath, in his capacity a former director of a subsidiary of Adidas, is currently named as a defendant in a criminal tax investigation by regulatory authorities in Argentina related to certain tax matters of the Adidas subsidiary in 2006. In November 2013, the trial court ruled that there were currently no grounds upon which to indict Mr. Maurath, and in December 2016, the case was dismissed. The dismissal has been appealed. The Company believes this in no way impacts Mr. Maurath's integrity or ability to serve as an executive officer.

John Stanton has been Senior Vice President, General Counsel since March 2013, and Corporate Secretary since February 2008. Prior thereto, he served as Vice President, Corporate Governance and Compliance from October 2007 to February 2013 and Deputy General Counsel from February 2006 to September 2007. Prior to joining our Company, he served in various legal roles at MBNA Corporation from 1993 to 2005, including as Senior Executive Vice President, Corporate Governance and Assistant Secretary. He began his legal career at the law firm Venable, LLP.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbols “UAA” and "UA", respectively. As of January 31, 2017, there were 1,408 record holders of our Class A Common Stock, 4 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer and Chairman of the Board Kevin A. Plank, and 1,208 record holders of our Class C Common Stock.
Our Class A Common Stock was listed on the NYSE under the symbol “UA” until December 6, 2016 and under the symbol "UAA" since December 7, 2016. Prior to November 18, 2005, there was no public market for our Class A Common Stock. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2016 and 2015.

	High	Low
2016
First Quarter (January 1 – March 31)	$43.42	$31.62
Second Quarter (April 1 – June 30)	47.95	35.35
Third Quarter (July 1 – September 30)	44.68	37.23
Fourth Quarter (October 1 – December 31)	39.20	29.00
2015
First Quarter (January 1 – March 31)	$41.33	$31.89
Second Quarter (April 1 – June 30)	44.08	38.08
Third Quarter (July 1 – September 30)	52.94	40.06
Fourth Quarter (October 1 – December 31)	52.37	38.89
Our Class C Common Stock was listed on the NYSE under the symbol “UA.C” since its initial issuance on April 8, 2016 and until December 6, 2016 and under the symbol "UA" since December 7, 2016. The following table sets forth by quarter the high and low sale prices of our Class C Common Stock on the NYSE during 2016.

	High	Low
2016
First Quarter (January 1 – March 31)	$—	$—
Second Quarter (April 1 – June 30)	46.20	31.31
Third Quarter (July 1 – September 30)	42.94	33.16
Fourth Quarter (October 1 – December 31)	34.29	23.51
Stock Split
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
Unregistered Sales of Equity Securities
From October 1, 2016 through December 31, 2016, we entered into contractual arrangements to issue 300,211 deferred stock units automatically exchangeable for shares of Class C Common Stock on a one-for-one basis to one or more of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. These offers of our securities were made in reliance upon Section 4(2) under the Securities Act and did not involve any public offering.  We did not receive any cash consideration in connection with these arrangements.

Dividends
No cash dividends were declared or paid during 2016 or 2015 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 5 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Class of Common Stock	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Class A	5,385,553	$4.92	9,930,954
Equity compensation plans approved by security holders	Class C	6,546,531	$4.71	23,703,858
Equity compensation plans not approved by security holders	Class A	2,103,365	$4.66	—
Equity compensation plans not approved by security holders	Class C	2,418,503	$4.59	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 3.3 million Class A and 5.0 million Class C restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 7.2 million shares of our Class A Common Stock and 22.0 million shares of our Class C Common Stock under our Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”). The number of securities remaining available for future issuance under our Employee Stock Purchase Plan includes 2.7 million of our Class A Common Stock and 1.7 million shares of our Class C Common Stock. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A and C Common Stock and other equity awards. Refer to Note 11 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 1.92 million Class A and 1.93 million Class C fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights, and 183.4 thousand shares of our Class A Common Stock and 484.9 thousand shares of our Class C Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above.
Refer to Note 11 to the Consolidated Financial Statements for a further discussion on the warrants. The deferred stock units are issued to certain of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. The terms of each agreement set forth the number of deferred stock units to be granted and the delivery dates for the shares, which range from a 1 to 10 year period, depending on the contract. The deferred stock units are non-forfeitable.

Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2011 through December 31, 2016. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2011 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Under Armour, Inc.	$100.00	$135.17	$243.26	$378.43	$449.19	$313.38
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$102.58	$128.15	$129.42	$98.65	$87.51

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Net revenues	$4,825,335	$3,963,313	$3,084,370	$2,332,051	$1,834,921
Cost of goods sold	2,584,724	2,057,766	1,572,164	1,195,381	955,624
Gross profit	2,240,611	1,905,547	1,512,206	1,136,670	879,297
Selling, general and administrative expenses	1,823,140	1,497,000	1,158,251	871,572	670,602
Income from operations	417,471	408,547	353,955	265,098	208,695
Interest expense, net	(26,434)	(14,628)	(5,335)	(2,933)	(5,183)
Other expense, net	(2,755)	(7,234)	(6,410)	(1,172)	(73)
Income before income taxes	388,282	386,685	342,210	260,993	203,439
Provision for income taxes	131,303	154,112	134,168	98,663	74,661
Net income	256,979	232,573	208,042	162,330	128,778
Adjustment payment to Class C	59,000	—	—	—	—
Net income available to all stockholders	$197,979	$232,573	$208,042	$162,330	$128,778
Net income available per common share
Basic net income per share of Class A and B common stock	$0.45	$0.54	$0.49	$0.39	$0.31
Basic net income per share of Class C common stock	$0.72	$0.54	$0.49	$0.39	$0.31

Diluted net income per share of Class A and B common stock	$0.45	$0.53	$0.47	$0.38	$0.30
Diluted net income per share of Class C common stock	$0.71	$0.53	$0.47	$0.38	$0.30

Weighted average common shares outstanding Class A and B common stock
Basic	217,707	215,498	213,227	210,696	208,686
Diluted	221,944	220,868	219,380	215,958	212,760

Weighted average common shares outstanding Class C common stock
Basic	218,623	215,498	213,227	210,696	208,686
Diluted	222,904	220,868	219,380	215,958	212,760

Dividends declared	$59,000	$—	$—	$—	$—
Our net revenues for the full year 2016 were $4,825.3 million, which reflects a revision from the $4,828.2 million reported in our earnings release, filed January 31, 2017, on Form 8-K.  This revision reflects a $2.9 million adjustment related to a return credit for footwear that was identified in connection with the closing of our January 2017 books and records, following the earnings release.  As a result, other items on our Consolidated Financial Statements have been appropriately adjusted from the amounts provided in the earnings release, including a reduction of our full year 2016 gross profit and income from operations by $2.9 million, and a reduction of net income by $1.7 million.

	At December 31,
(In thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$250,470	$129,852	$593,175	$347,489	$341,841
Working capital (1)	1,279,337	1,019,953	1,127,772	702,181	651,370
Inventories	917,491	783,031	536,714	469,006	319,286
Total assets	3,644,331	2,865,970	2,092,428	1,576,369	1,155,052
Total debt, including current maturities	817,388	666,070	281,546	151,551	59,858
Total stockholders’ equity	$2,030,900	$1,668,222	$1,350,300	$1,053,354	$816,922

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our net revenues grew to $4,825.3 million in 2016 from $1,834.9 million in 2012. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term by increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets and engaging with consumers through our Connected Fitness business.
Financial highlights for full year 2016 include:

•	Net revenues increased 22% compared to 2015.

•	Wholesale and Direct-to-Consumer revenues increased 19% and 27%, respectively.

•	Apparel revenue increased 15% compared to the prior year, with footwear and accessories revenue increasing 49% and 17%, respectively.

•	Revenue in our North America segment grew 16%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 85%, 63% and 34%, respectively, with 51% growth in our Connected Fitness segment.

•	Selling, general and administrative expense increased 22% when compared to 2015.

•	Gross margin decreased 170 basis points when compared to 2015.
A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers, sales to distributors and sales through our direct to consumer sales channels in Europe, Latin America, and Asia-Pacific. In addition, a third party licensee sells our products in Japan.
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
Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In the fourth quarter of 2016, our growth was challenged due to the disruption of the North American retail environment. In addition, we expect our operating income in 2017 to decline compared to 2016. As such, we are in the process of evaluating our cost structure, and are making strategic resource allocation and prioritization decisions during 2017. These initiatives could impact our results of operations. In addition, we may not be able to effectively manage our growth and a more complex global business. We may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.

General
Net revenues comprise net sales, license revenues and Connected Fitness revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on their products. Our Connected Fitness revenues consist of digital advertising, digital fitness platform licenses and subscriptions from our Connected Fitness business.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $89.9 million, $63.7 million and $55.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net revenues	$4,825,335	$3,963,313	$3,084,370
Cost of goods sold	2,584,724	2,057,766	1,572,164
Gross profit	2,240,611	1,905,547	1,512,206
Selling, general and administrative expenses	1,823,140	1,497,000	1,158,251
Income from operations	417,471	408,547	353,955
Interest expense, net	(26,434)	(14,628)	(5,335)
Other expense, net	(2,755)	(7,234)	(6,410)
Income before income taxes	388,282	386,685	342,210
Provision for income taxes	131,303	154,112	134,168
Net income	$256,979	$232,573	$208,042
Adjustment payment to Class C capital stockholders	$59,000	$—	$—
Net income available to all stockholders	$197,979	$232,573	$208,042

	Year Ended December 31,
(As a percentage of net revenues)	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	53.6	51.9	51.0
Gross profit	46.4	48.1	49.0
Selling, general and administrative expenses	37.8	37.8	37.5
Income from operations	8.6	10.3	11.5
Interest expense, net	(0.5)	(0.4)	(0.2)
Other expense, net	(0.1)	(0.2)	(0.2)
Income before income taxes	8.0	9.7	11.1
Provision for income taxes	2.7	3.8	4.4
Net income	5.3%	5.9%	6.7%
Adjustment payment to Class C capital stockholders	1.2%	—%	—%
Net income available to all stockholders	4.1%	5.9%	6.7%
Our net revenues for the full year 2016 were $4,825.3 million, which reflects a revision from the $4,828.2 million reported in our earnings release, filed January 31, 2017, on Form 8-K.  This revision reflects a $2.9 million adjustment related to a return credit for footwear that was identified in connection with the closing of our January 2017 books and records, following the earnings release.  As a result, other items on our Consolidated Financial Statements have been appropriately adjusted from the amounts provided in the earnings release, including a reduction of our full year 2016 gross profit and income from operations by $2.9 million, and a reduction of net income by $1.7 million.

Consolidated Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net revenues increased $862.0 million, or 21.8%, to $4,825.3 million in 2016 from $3,963.3 million in 2015. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$3,229,142	$2,801,062	$428,080	15.3%
Footwear	1,010,693	677,744	332,949	49.1
Accessories	406,614	346,885	59,729	17.2
Total net sales	4,646,449	3,825,691	820,758	21.5
License	99,849	84,207	15,642	18.6
Connected Fitness	80,447	53,415	27,032	50.6
Intersegment Eliminations	(1,410)	—	(1,410)	(100.0)
Total net revenues	$4,825,335	$3,963,313	$862,022	21.8%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and basketball; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
License revenues increased $15.6 million, or 18.6%, to $99.8 million in 2016 from $84.2 million in 2015. This increase in license revenues was driven primarily by increased distribution of our licensed products in North America and Japan.
Connected Fitness revenue increased $27.0 million, or 50.6%, to $80.4 million in 2016 from $53.4 million in 2015 primarily driven by increased advertising and subscribers on our fitness applications and higher sales of our licensed products.
Gross profit increased $335.1 million to $2,240.6 million in 2016 from $1,905.5 million in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 170 basis points to 46.4% in 2016 compared to 48.1% in 2015. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 120 basis point decrease due to increased liquidation and discounting, which we expect to continue through 2017 on a more limited basis;

•
approximate 70 basis point decrease driven by negative sales mix primarily driven by the continued strength of our accelerated footwear growth, which we expect to continue through 2017 on a more limited basis; and

•
approximate 40 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our business outside the United States, which we expect to continue through 2017 on a more limited basis.

The above decreases were partially offset by:

•	approximate 30 basis point increase driven primarily by favorable product input costs in our North America and international businesses, which we expect to continue through 2017; and

•	approximate 40 basis point increase driven primarily by lower air freight costs, which we do not expect to continue through 2017.
Selling, general and administrative expenses increased $326.1 million to $1,823.1 million in 2016 from $1,497.0 million in 2015. As a percentage of net revenues, selling, general and administrative expenses remained consistent at 37.8% in 2016 and in 2015. Selling, general and administrative expense was impacted by the following:

•
Marketing costs increased $59.7 million to $477.5 million in 2016 from $417.8 million in 2015. This increase was primarily due to key North American retail marketing campaigns, our investments in sponsorships and increased marketing in connection with the growth of our international business. This increase was offset by lower incentive compensation expense for marketing employees. As a percentage of net revenues, marketing costs decreased to 9.9% in 2016 from 10.5% in 2015.

•
Other costs increased $266.4 million to $1,345.6 million in 2016 from $1,079.2 million in 2015. This increase was primarily due to $17.0 million in expenses primarily related to the liquidation of The Sports Authority, comprised of $15.2 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition, this increase was driven by higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. This increase was offset by lower incentive compensation expense. As a percentage of net revenues, other costs increased to 27.9% in 2016 from 27.2% in 2015.

Income from operations increased $8.9 million, or 2.2%, to $417.5 million in 2016 from $408.5 million in 2015. Income from operations as a percentage of net revenues decreased to 8.6% in 2016 from 10.3% in 2015.
Interest expense, net increased $11.8 million to $26.4 million in 2016 from $14.6 million in 2015. This increase was primarily due to interest on the net increase of $284.2 million in total debt outstanding.
Other expense, net decreased $4.4 million to $2.8 million in 2016 from $7.2 million in 2015. This decrease was due to higher net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $22.8 million to $131.3 million in 2016 from $154.1 million in 2015. Our effective tax rate was 33.8% in 2016 compared to 39.9% in 2015. Our effective tax rate for 2016 was lower than the effective tax rate for 2015 primarily due to increased international profitability and a tax benefit related to our prior period acquisitions. We expect a full year 2017 effective tax rate of approximately 32% to 34%. Due to the magnitude of discrete items, we expect a negative effective tax rate of approximately (6.0)% to (8.0)% in the first half of 2017, before normalizing in the third and fourth quarters. In addition, due to our required adoption of Accounting Standards Update ("ASU") 2016-09, our interim and full year tax rates may be impacted by significant employee stock option exercises, which we are unable to predict. See Note 2 to our Consolidated Financial Statements for a discussion of ASU 2016-09.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net revenues increased $878.9 million, or 28.5%, to $3,963.3 million in 2015 from $3,084.4 million in 2014. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	$ Change	% Change
Apparel	$2,801,062	$2,291,520	$509,542	22.2%
Footwear	677,744	430,987	246,757	57.3
Accessories	346,885	275,409	71,476	26.0
Total net sales	3,825,691	2,997,916	827,775	27.6
License revenues	84,207	67,229	16,978	25.3
Connected Fitness	53,415	19,225	34,190	177.8
Total net revenues	$3,963,313	$3,084,370	$878,943	28.5%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth and new offerings in multiple lines led by training, golf and running; and

•	Footwear unit sales growth, led by running and basketball and the expansion of our footwear offerings internationally.
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
Gross profit increased $393.3 million to $1,905.5 million in 2015 from $1,512.2 million in 2014. Gross profit as a percentage of net revenues, or gross margin, decreased 90 basis points to 48.1% in 2015 compared to 49.0% in 2014. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 70 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our businesses outside the United States;

•	approximate 30 basis point decrease driven by higher inbound airfreight costs necessary to service our customers;

•	approximate 30 basis point decrease driven by sales mix in North America; and

•	approximate 20 basis point decrease driven by higher liquidation in both footwear and apparel.
The above increases were partially offset by:

•	approximate 60 basis point increase driven primarily by favorable product input costs in our North America and international businesses.
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

Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to our other segments. Intersegment revenue is generated by Connected Fitness which runs advertising campaigns for other segments. Due to the individual materiality of our Asia-Pacific segment, we have separately presented our Asia-Pacific, EMEA and Latin America segments, as of December 31, 2016, and will no longer combine these segments for presentation purposes.  Net revenues and operating income by segment presented for prior periods has been conformed to the current presentation. During 2017, we plan to separately disclose our unallocated corporate costs. We believe this presentation will provide the users of our financial statements with increased transparency and comparability of our operating results.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2016	2015	$ Change	% Change
North America	$4,005,314	$3,455,737	$549,577	15.9%
EMEA	330,584	203,109	127,475	62.8
Asia-Pacific	268,607	144,877	123,730	85.4
Latin America	141,793	106,175	35,618	33.5
Connected Fitness	80,447	53,415	27,032	50.6
Intersegment Eliminations	(1,410)	—	(1,410)	(100.0)
Total net revenues	$4,825,335	$3,963,313	$862,022	21.8%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment increased $549.6 million to $4,005.3 million in 2016 from $3,455.7 million in 2015 primarily due to the items discussed above in the Consolidated Results of Operations.

•
Net revenues in our EMEA operating segment increased $127.5 million to $330.6 million in 2016 from $203.1 million in 2015 primarily due to unit sales growth to wholesale partners in Germany and the United Kingdom.

•
Net revenues in our Asia-Pacific operating segment increased $123.7 million to $268.6 million in 2016 from $144.9 million in 2015 primarily due to an our first e-commerce site in our direct to consumer channel and an increase in mono-branded partner stores which are included in our wholesale channel.

•
Net revenues in our Latin America operating segment increased $35.6 million to $141.8 million in 2016 from $106.2 million in 2015 primarily due an increase in company operated stores in our direct to consumer channel.

•
Net revenues in our Connected Fitness operating segment increased $27.0 million to $80.4 million in 2016 from $53.4 million in 2015 primarily driven by increased advertising and subscribers on our fitness applications and higher sales of our licensed products.

Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2016	2015	$ Change	% Change
North America	$408,424	$460,961	$(52,537)	(11.4)%
EMEA	11,420	3,122	8,298	265.8
Asia-Pacific	68,338	36,358	31,980	88.0
Latin America	(33,891)	(30,593)	(3,298)	10.8
Connected Fitness	(36,820)	(61,301)	24,481	39.9
Total operating income	$417,471	$408,547	$8,924	2.2%

The increase in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $52.5 million to $408.4 million in 2016 from $461.0 million in 2015 primarily due to decreases in gross margin discussed above in the Consolidated Results of Operations and $17.0 million in expenses related to the liquidation of The Sports Authority, comprised of $15.2 million in bad debt expense and $1.8 million of in-store fixture impairment. In addition, this decrease reflects the movement of $11.1 million in expenses resulting from a strategic shift in headcount supporting our global business from our Connected Fitness operating segment to North America. This decrease is partially offset by the increases in revenue discussed above in the Consolidated Results of Operations.

•
Operating income in our EMEA operating segment increased $8.3 million to $11.4 million in 2016 from $3.1 million in 2015 primarily due to sales growth discussed above and reductions in incentive compensation. This increase was offset by investments in sports marketing and infrastructure for future growth.

•
Operating income in our Asia-Pacific operating segment increased $31.9 million to $68.3 million in 2016 from $36.4 million in 2015 primarily due to sales growth discussed above and reductions in incentive compensation. This increase was offset by investments in our direct-to-consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment increased $3.3 million to $33.9 million in 2016 from $30.6 million in 2015 primarily due to increased investments to support growth in the region and the economic challenges in Brazil during the period. This increase in operating loss was offset by sales growth discussed above and reductions in incentive compensation.

•	Operating loss in our Connected Fitness segment decreased $24.5 million to $36.8 million in 2016 from $61.3 million in 2015 primarily driven by sales growth discussed above.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	$ Change	% Change
North America	$3,455,737	$2,796,390	$659,347	23.6%
EMEA	203,109	134,118	68,991	51.4
Asia-Pacific	144,877	70,419	74,458	105.7
Latin America	106,175	64,234	41,941	65.3
Connected Fitness	53,415	19,209	34,206	178.1
Total net revenues	$3,963,313	$3,084,370	$878,943	28.5%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment increased $659.3 million to $3,455.7 million in 2015 from $2,796.4 million in 2014 primarily due to the items discussed above in the Consolidated Results of Operations.

•
Net revenues in our EMEA operating segment increased $69.0 million to $203.1 million in 2015 from $134.1 million in 2014 primarily due to unit sales growth to wholesale partners in Germany and the United Kingdom.

•
Net revenues in our Asia-Pacific operating segment increased $74.5 million to $144.9 million in 2015 from $70.4 million in 2014 primarily due to an increase in mono-branded partner stores which are included in our wholesale channel.

•
Net revenues in our Latin America operating segment increased $42.0 million to $106.2 million in 2015 from $64.2 million in 2014 primarily due to unit sales growth to our wholesale partners in Chile and Brazil.

•
Net revenues in our Connected Fitness operating segment increased $34.2 million to $53.4 million in 2015 from $19.2 million in 2014 primarily due to revenues generated from our two Connected Fitness acquisitions in 2015 and growth in our existing Connected Fitness business.

Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	$ Change	% Change
North America	$460,961	$372,347	$88,614	23.8%
EMEA	3,122	(11,763)	14,885	126.5
Asia-Pacific	36,358	21,858	14,500	66.3
Latin America	(30,593)	(15,423)	(15,170)	(98.4)
Connected Fitness	(61,301)	(13,064)	(48,237)	(369.2)
Total operating income	$408,547	$353,955	$54,592	15.4%
The increase in total operating income was driven by the following:

•
Operating income in our North America operating segment increased $88.6 million to $461.0 million in 2015 from $372.4 million in 2014 primarily due to the items discussed above in the Consolidated Results of Operations.

•
Operating income in our EMEA operating segment increased $14.9 million to $3.1 million in 2015 from a loss of $11.8 million in 2014 primarily due to sales growth discussed above in the Consolidated Results of Operations.

•
Operating income in our Asia-Pacific operating segment increased $14.5 million to $36.4 million in 2015 from $21.9 million in 2014 primarily due to sales growth discussed above in the Consolidated Results of Operations.

•
Operating loss in our Latin America operating segment increased $15.2 million to $30.6 million in 2015 from $15.4 million in 2014 primarily due to increased investments to support growth in the region and the economic challenges in Brazil during the period. This increase in operating loss was offset by sales growth discussed above.

•
Operating loss in our Connected Fitness segment increased $48.2 million to $61.3 million in 2015 from $13.1 million in 2014 primarily due to investments to support growth in our Connected Fitness business, including the impact of our two Connected Fitness acquisitions in 2015. These acquisitions contributed $23.6 million to the operating loss for the Connected Fitness segment in 2015.

Seasonality
Historically, we have recognized a majority of our net revenues and a significant portion of our income from operations in the last two quarters of the year, driven primarily by increased sales volume of our products during the fall selling season, including our higher priced cold weather products, along with a larger proportion of higher margin direct to consumer sales. Seasonality could have an impact on the timing of accruals if the sales in the last two quarters of the year do not materialize. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.
The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below:

	Quarter Ended (unaudited)
(In thousands)	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Net revenues	$804,941	$783,577	$1,204,109	$1,170,686	$1,047,702	$1,000,783	$1,471,573	$1,305,277
Gross profit	377,664	379,053	587,160	561,670	480,636	477,647	698,624	583,704
Marketing SG&A expenses	87,977	70,854	99,756	74,462	122,483	107,835	139,517	107,665
Other SG&A expenses	185,857	194,404	219,438	225,503	323,270	350,434	359,797	312,139
Income from operations	27,667	31,901	171,397	177,582	34,883	19,378	199,310	163,900
(As a percentage of annual totals)
Net revenues	20.3%	19.8%	30.4%	29.5%	21.7%	20.7%	30.5%	27.1%
Gross profit	19.8%	19.9%	30.8%	29.5%	21.5%	21.3%	31.2%	26.1%
Marketing SG&A expenses	26.4%	21.3%	29.9%	22.4%	25.7%	22.6%	29.2%	22.5%
Other SG&A expenses	22.5%	23.6%	26.6%	27.3%	24.0%	26.0%	26.7%	23.2%
Income from operations	6.8%	7.8%	42.0%	43.5%	8.4%	4.6%	47.7%	39.3%
During the fourth quarter of 2016, as a change in estimate, we reversed $48.0 million of incentive compensation accruals.
Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, borrowings available under our credit and long term debt facilities and the issuance of debt securities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the back half of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our new brand and factory house stores, and investment and improvements in information technology systems.
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
We believe our cash and cash equivalents on hand, cash from operations, borrowings available to us under our credit agreement and other financing instruments and our ability to access the capital markets are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity (refer to the “Risk Factors” section included in Item 1A). In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
At December 31, 2016, $122.9 million, or approximately 49.1%, of cash and cash equivalents was held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in an additional tax expense. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional U.S. taxes less applicable foreign tax credits. Determining the tax liability that would arise if these earnings were repatriated is not practical.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$304,487	$(44,104)	$219,033
Investing activities	(381,139)	(847,475)	(152,312)
Financing activities	205,995	440,078	182,306
Effect of exchange rate changes on cash and cash equivalents	(8,725)	(11,822)	(3,341)
Net increase (decrease) in cash and cash equivalents	$120,618	$(463,323)	$245,686
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
Cash flows provided by operating activities increased $348.6 million to $304.5 million in 2016 from $44.1 million of cash used in operating activities in 2015. The increase in cash from operating activities was due to increased net cash flows from operating assets and liabilities of $323.1 million, an increase in net income of $24.4 million year over year and an increase in adjustments to net income for non-cash items of $1.1 million year over year. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
an increase in accounts payable of $225.0 million in 2016 as compared to 2015, primarily due to the timing of inventory payments as well as significant increases in inventory in-transit in the current period, and

•
a decrease in inventory investments of $130.5 million in 2016 as compared to 2015, primarily due to early deliveries of product to meet key seasonal floor set dates in the prior period, as well as strategic investments in auto-replenishment products in 2015; partially offset by

•
a larger increase in accounts receivable of $58.0 million in 2016 as compared to 2015, primarily due to the timing of shipments and a higher proportion of sales to our international customers with longer payment terms compared to the prior year.

Cash flows provided by operating activities decreased $263.1 million to $44.1 million of cash used by operating activities in 2015 from $219.0 million of cash provided by operating activities in 2014. The decrease in cash from operating activities was due to decreased net cash flows from operating assets and liabilities of $370.1 million, partially offset by adjustments to net income for non-cash items, which increased $82.5 million, and an increase in net income of $24.5 million year over year. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

•
an increase in inventory investments of $193.9 million primarily due to early deliveries of product to meet key seasonal floor set dates, as well as strategic investments in auto-replenishment products, and

•	a larger increase in accounts receivable of $90.8 million in 2015 as compared to 2014, primarily due to the timing of shipments.

Investing Activities
Cash used in investing activities decreased $466.4 million to $381.1 million in 2016 from $847.5 million in 2015, primarily due to the impact of our Connected Fitness acquisitions of MyFitnessPal and Endomondo which occurred during the first quarter of 2015.
Cash used in investing activities increased $695.2 million to $847.5 million in 2015 from $152.3 million in 2014, primarily due to our Connected Fitness acquisitions of MyFitnessPal and Endomondo during the first quarter of 2015 and increased capital expenditures to improve and expand our corporate headquarters and invest in our new and expanding SAP platform in 2015.
Total capital expenditures were $405.5 million, $325.5 million and $145.4 million in 2016, 2015 and 2014, respectively. Capital expenditures for 2017 are expected to be approximately $400.0 million, comprised primarily of investments in our global offices around the world including our headquarters in Baltimore, our distribution centers, our SAP platform, and global Direct-to-Consumer.
Financing Activities
Cash provided by financing activities decreased $234.1 million to $206.0 million in 2016 from $440.1 million in 2015. This decrease was primarily due to higher repayments on our revolving credit facility in the current period compared to the prior period, partially offset by the issuance of senior notes in 2016.
Cash provided by financing activities increased $257.8 million to $440.1 million in 2015 from $182.3 million in 2014. This increase was primarily due to our amended credit agreement that provided an additional $650.0 million in term loan and revolving credit facility proceeds in 2015 offset by payments of $261.3 million.

Credit Facility
We are party to a credit agreement that provides revolving commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of  December 31, 2016 there was no outstanding balance under the revolving credit facility and $186.3 million of term loan borrowings remained outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof, will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $2.6 million of letters of credit outstanding as of December 31, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2016, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 1.6% and 1.3% during the years ended December 31, 2016 and 2015, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of  December 31, 2016, the commitment fee was 15.0 basis points. Since inception, we have incurred and deferred $3.9 million in financing costs in connection with the credit agreement.

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
The indenture governing the Notes contains covenants, including limitations that restrict our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness and enter into sale and leaseback transactions and our ability to consolidate, merge or transfer all or substantially all of our properties or assets to another person, in each case subject to material exceptions described in the indenture. We incurred and deferred $5.3 million in financing costs in connection with the Notes.

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2016 and 2015, the outstanding balance on the loan was $42.0 million and $44.0 million, respectively. The weighted average interest rate on the loan was 2.0% and 1.7% for the years ended December 31, 2016 and 2015, respectively.
Interest expense, net was $26.4 million, $14.6 million, and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $1.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2033, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2016. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2016 as well as significant agreements entered into during the period after December 31, 2016 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$1,031,737	$52,211	$138,547	$153,229	$687,750
Lease obligations (2)	1,422,426	114,857	263,544	255,845	788,180
Product purchase obligations (3)	684,511	684,262	249	—	—
Sponsorships and other (4)	1,355,605	176,138	309,948	243,024	626,495
Total	$4,494,279	$1,027,468	$712,288	$652,098	$2,102,425

(1)
Includes estimated interest payments based on applicable fixed and currently effective floating interest rates as of December 31, 2016, timing of scheduled payments, and the term of the debt obligations.

(2)
Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $13.0 million for the year ended December 31, 2016.

(3)
We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2016.

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

The table above excludes a liability of $69.5 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 9 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. There were no significant changes to our critical accounting policies during the year ended December 31, 2016.

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
We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2016 and 2015, there were $146.2 million and $94.5 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $11.3 million and $5.9 million, respectively.
Inventory Valuation and Reserves
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. We value our inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Market value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated market value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or market. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, or if goodwill is allocated to a reporting unit for the first time, we perform the two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. We calculate fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, the second step will be performed. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. We perform our annual impairment tests in the fourth quarter of each fiscal year. As of December 31, 2016, no impairment of goodwill was identified and the fair value of each reporting unit substantially exceeded its carrying value. The Connected Fitness valuation is dependent upon revenue growth assumptions. If the performance of this reporting unit does not meet expectations it could have a material impact on the fair value of the reporting unit.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2016, we had $64.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.7 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been achieved as of December 31, 2016.
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets are deemed probable, which requires management judgment. The achievement of certain operating income targets related to the performance-based restricted stock units and stock options granted in 2016 were not deemed probable as of December 31, 2016. Additional stock-based compensation of up to $20.0 million would have been recorded from grant date through 2016 for these performance-based restricted stock units and stock options had the full achievement of all operating targets been deemed probable; however, currently we do not believe that these targets will be met. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 11 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Recently Issued Accounting Standards
Refer to Note 2 to the notes to our financial statements included in this Form 10-K for our assessment of recently issued accounting standards.

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
From time to time, we may elect to use foreign currency contracts to reduce the risk from exchange rate fluctuations primarily on intercompany transactions and projected inventory purchases for our international subsidiaries. As we expand our international business, we anticipate expanding our current hedging program to include additional currency pairs and instruments. We do not enter into derivative financial instruments for speculative or trading purposes.
As of December 31, 2016, the aggregate notional value of our outstanding foreign currency contracts was $845.1 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Mexican Peso/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities of one to eleven months. The majority of our foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, we began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2016 and 2015, we reclassified $0.3 million and $3.5 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company’s foreign currency contracts were assets of $15.2 million and $3.8 million as of December 31, 2016 and 2015, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 8 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$(12,627)	$(33,359)	$(11,739)
Realized foreign currency exchange rate gains (losses)	(6,906)	7,643	2,247
Unrealized derivative gains	729	388	1
Realized derivative gains	15,192	16,404	3,081
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
As of December 31, 2016, the aggregate notional value of our outstanding interest rate swap contracts was $153.1 million. During the years ended December 31, 2016 and 2015, we recorded a $2.0 million and $2.7 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $0.4 million and $1.5 million as of December 31, 2016 and 2015, respectively, and was included in other long term liabilities on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts."
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: February 23, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Under Armour, Inc. and its subsidiaries (the "Company") at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/    PricewaterhouseCoopers LLP
Baltimore, Maryland
February 23, 2017

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$250,470	$129,852
Accounts receivable, net	622,685	433,638
Inventories	917,491	783,031
Prepaid expenses and other current assets	174,507	152,242
Total current assets	1,965,153	1,498,763
Property and equipment, net	804,211	538,531
Goodwill	563,591	585,181
Intangible assets, net	64,310	75,686
Deferred income taxes	136,862	92,157
Other long term assets	110,204	75,652
Total assets	$3,644,331	$2,865,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$409,679	$200,460
Accrued expenses	208,750	192,935
Current maturities of long term debt	27,000	42,000
Other current liabilities	40,387	43,415
Total current liabilities	685,816	478,810
Long term debt, net of current maturities	790,388	624,070
Other long term liabilities	137,227	94,868
Total liabilities	1,613,431	1,197,748
Commitments and contingencies (see Note 6)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2016, and 2015; 183,814,911 shares issued and outstanding as of December 31, 2016, and 181,629,641 shares issued and outstanding as of December 31, 2015.	61	61
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2016 and 2015.	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2016 and 2015; 220,174,048 shares issued and outstanding as of December 31, 2016, and 216,079,641 shares issued and outstanding as of December 31, 2015.	73	72
Additional paid-in capital	823,484	636,558
Retained earnings	1,259,414	1,076,533
Accumulated other comprehensive loss	(52,143)	(45,013)
Total stockholders’ equity	2,030,900	1,668,222
Total liabilities and stockholders’ equity	$3,644,331	$2,865,970

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net revenues	$4,825,335	$3,963,313	$3,084,370
Cost of goods sold	2,584,724	2,057,766	1,572,164
Gross profit	2,240,611	1,905,547	1,512,206
Selling, general and administrative expenses	1,823,140	1,497,000	1,158,251
Income from operations	417,471	408,547	353,955
Interest expense, net	(26,434)	(14,628)	(5,335)
Other expense, net	(2,755)	(7,234)	(6,410)
Income before income taxes	388,282	386,685	342,210
Provision for income taxes	131,303	154,112	134,168
Net income	256,979	232,573	208,042
Adjustment payment to Class C capital stockholders	59,000	—	—
Net income available to all stockholders	197,979	232,573	208,042

Basic net income per share of Class A and B common stock	$0.45	$0.54	$0.49
Basic net income per share of Class C common stock	$0.72	$0.54	$0.49

Diluted net income per share of Class A and B common stock	$0.45	$0.53	$0.47
Diluted net income per share of Class C common stock	$0.71	$0.53	$0.47

Weighted average common shares outstanding Class A and B common stock
Basic	217,707	215,498	213,227
Diluted	221,944	220,868	219,380

Weighted average common shares outstanding Class C common stock
Basic	218,623	215,498	213,227
Diluted	222,904	220,868	219,380
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$256,979	$232,573	$208,042
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,798)	(31,816)	(16,743)
Unrealized gain (loss) on cash flow hedge, net of tax of $3,346, $415 and $(408) for the years ended December 31, 2016, 2015 and 2014, respectively.	9,084	1,611	(259)
Gain (loss) on intra-entity foreign currency transactions	(2,416)	—	—
Total other comprehensive income (loss)	(7,130)	(30,205)	(17,002)
Comprehensive income	$249,849	$202,368	$191,040
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	171,629	$57	40,000	$13	211,629	70	$397,178	$653,842	$2,194	$1,053,354
Exercise of stock options	1,454	1	—	—	1,454	1	11,257	—	—	11,259
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(95)	—	—	—	(95)	—	—	(5,197)	—	(5,197)
Issuance of Class A Common Stock, net of forfeitures	908	—	—	—	908	—	12,067	—	—	12,067
Class B Convertible Common Stock converted to Class A Common Stock	3,400	1	(3,400)	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	50,812	—	—	50,812
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	36,965	—	—	36,965
Comprehensive income	—	—	—	—	—	—	—	208,042	(17,002)	191,040
Balance as of December 31, 2014	177,296	59	36,600	12	213,896	71	508,279	856,687	(14,808)	1,350,300
Exercise of stock options	360	—	—	—	360	—	2,852	—	—	2,852
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(172)	—	—	—	(172)	—	—	(12,727)	—	(12,727)
Issuance of Class A Common Stock, net of forfeitures	1,996	1	—	—	1,996	1	19,134	—	—	19,136
Class B Convertible Common Stock converted to Class A Common Stock	2,150	1	(2,150)	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	60,376	—	—	60,376
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	45,917	—	—	45,917
Comprehensive income	—	—	—	—	—	—	—	232,573	(30,205)	202,368
Balance as of December 31, 2015	181,630	61	34,450	11	216,080	72	636,558	1,076,533	(45,013)	1,668,222

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	181,630	61	34,450	11	216,080	72	636,558	1,076,533	(45,013)	1,668,222
Exercise of stock options	792	—	—	—	971	—	6,203	—	—	6,203
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(199)	—	—	—	(276)	—	—	(15,098)	—	(15,098)
Issuance of Class A Common Stock, net of forfeitures	1,592	—	—	—	—	—	7,884	—	—	7,884
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,852	1	25,834	—	—	25,835
Issuance of Class C dividend	—	—	—	—	1,547	—	56,073	(59,000)	—	(2,927)
Stock-based compensation expense	—	—	—	—	—	—	46,149	—	—	46,149
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	44,783	—	—	44,783
Comprehensive income (loss)	—	—	—	—	—	—	—	256,979	(7,130)	249,849
Balance as of December 31, 2016	183,815	$61	34,450	$11	220,174	$73	$823,484	$1,259,414	$(52,143)	$2,030,900
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$256,979	$232,573	$208,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	144,770	100,940	72,093
Unrealized foreign currency exchange rate losses	12,627	33,359	11,739
Loss on disposal of property and equipment	1,580	549	261
Stock-based compensation	46,149	60,376	50,812
Deferred income taxes	(43,004)	(4,426)	(17,584)
Changes in reserves and allowances	70,188	40,391	31,350
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(249,853)	(191,876)	(101,057)
Inventories	(148,055)	(278,524)	(84,658)
Prepaid expenses and other assets	(25,284)	(76,476)	(33,345)
Accounts payable	202,446	(22,583)	49,137
Accrued expenses and other liabilities	52,656	64,126	28,856
Income taxes payable and receivable	(16,712)	(2,533)	3,387
Net cash provided by (used in) operating activities	304,487	(44,104)	219,033
Cash flows from investing activities
Purchases of property and equipment	(316,458)	(298,928)	(140,528)
Purchases of property and equipment from related parties	(70,288)	—	—
Purchase of businesses, net of cash acquired	—	(539,460)	(10,924)
Purchases of available-for-sale securities	(24,230)	(103,144)	—
Sales of available-for-sale securities	30,712	96,610	—
Purchases of other assets	(875)	(2,553)	(860)
Net cash used in investing activities	(381,139)	(847,475)	(152,312)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	1,327,601	650,000	250,000
Payments on long term debt and revolving credit facility	(1,170,750)	(265,202)	(118,722)
Excess tax benefits from stock-based compensation arrangements	44,783	45,917	36,965
Proceeds from exercise of stock options and other stock issuances	15,485	10,310	15,776
Payments of debt financing costs	(6,692)	(947)	(1,713)
Cash dividends paid	(2,927)	—	—
Contingent consideration payments for acquisitions	(1,505)	—	—
Net cash provided by financing activities	205,995	440,078	182,306
Effect of exchange rate changes on cash and cash equivalents	(8,725)	(11,822)	(3,341)
Net increase (decrease) in cash and cash equivalents	120,618	(463,323)	245,686
Cash and cash equivalents
Beginning of period	129,852	593,175	347,489
End of period	$250,470	$129,852	$593,175

Non-cash investing and financing activities
Change in accrual for property and equipment	$16,973	$17,758	$4,922
Non-cash dividends	(56,073)	—	—
Non-cash acquisition of business	—	—	11,233
Property and equipment acquired under build-to-suit leases	—	5,631	—
Other supplemental information
Cash paid for income taxes	135,959	99,708	103,284
Cash paid for interest, net of capitalized interest	21,412	11,176	4,146

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2016, 2015 and 2014 was interest income of $257.7 thousand, $164.0 thousand and $192.0 thousand, respectively, related to cash and cash equivalents.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company's largest customer in North America accounted for 16% and 19% of accounts receivable as of December 31, 2016 and December 31, 2015, respectively. The Company's largest customer accounted for 10%, 12% and 14% of net revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $11.3 million and $5.9 million, respectively.
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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $1.8 million and $1.0 million as of December 31, 2016 and 2015, respectively.
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

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, or if goodwill is allocated to a reporting unit for the first time, the Company performs the two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. The Company calculates fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, the second step will be performed. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.The Company performs its annual impairment tests in the fourth quarter of each fiscal year. As of December 31, 2016, no impairment of goodwill was identified and the fair value of each reporting unit substantially exceeded its carrying value. The Connected Fitness valuation is dependent upon revenue growth assumptions. If the performance of this reporting unit does not meet expectations it could have a material impact on the fair value of the reporting unit.
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
Accrued Expenses
At December 31, 2016, accrued expenses primarily included $60.8 million and $24.7 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2015, accrued expenses primarily included $63.8 million and $17.8 million of accrued compensation and benefits and marketing expenses, respectively.
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
Derivatives and Hedging Activities
The Company uses derivative financial instruments in the form of foreign currency and interest rate swap contracts to minimize the risk associated with foreign currency exchange rate and interest rate fluctuations. The Company accounts for derivative financial instruments pursuant to applicable accounting guidance. This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as accrued expenses or other long term liabilities, depending on the derivative financial instrument’s maturity date.
Currently, the majority of the Company’s foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are included in other expense, net on the consolidated statements of income. During 2014, the Company began entering into foreign currency contracts designated as cash flow hedges, and consequently, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. Additionally, the Company has designated its interest rate swap contract as a cash flow hedge and accordingly, the effective portion of changes in fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. The ineffective portion, if any, is recognized in current period earnings. The Company does not enter into derivative financial instruments for speculative or trading purposes.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2016 and 2015, there were $146.2 million and $94.5 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $477.5 million, $417.8 million and $333.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, prepaid advertising costs were $32.0 million and $37.5 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $89.9 million, $63.7 million and $55.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Minority Investment
The Company holds a minority investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2016 and 2015, the carrying value of the Company’s investment was $11.7 million and $12.0 million, respectively, and was included in other long term assets on the consolidated balance sheets. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.
The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the year ended December 31, 2016 that may have a significant adverse effect on the fair value of the investment.
Earnings per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units and other equity awards. Refer to Note 10 for further discussion of earnings per share.
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
The Company issues new shares of Class A Common Stock and Class C Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 11 for further details on stock-based compensation.
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
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. As of December 31, 2016, the fair value of the Company's Senior Notes is $568.1 million. The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of the interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. In 2016, the FASB issued ASUs 2016-08, 2016-10, 2016-11 and 2016-12, which provide supplemental adoption guidance and clarification to ASU 2014-09. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company currently anticipates adopting the guidance in this new ASU effective January 1, 2018. This ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has not yet determined its adoption method. The Company has identified a committee, agreed on a methodology for review of its revenue arrangements and initiated the review process for adoption of this ASU, and is evaluating the impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating this ASU to determine the impact of its adoption on its consolidated financial statements. The Company currently anticipates adopting the new standard effective January 1, 2019. The Company has formed a committee and initiated the review process for adoption of this ASU. While the Company is still in the process of completing its analysis on the complete impact this ASU will have on its consolidated financial statements and related disclosures, it expects the ASU to have a material impact on its consolidated balance sheet for recognition of lease-related assets and liabilities.
In March 2016, the FASB issued ASU 2016-09, which effects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company will not early adopt this ASU. The adoption of this guidance may have a material impact on the Company's effective tax rate and income tax expense, depending in part on whether significant employee stock option exercises occur.
In August 2016, the FASB issued ASU 2016-15, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not believe this ASU will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in the first interim period of 2017. Upon adoption, any deferred charge established upon an intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At December 31, 2016, the Company had a deferred charge of $26.0 million with $1.8 million and $24.2 million recorded within Prepaid expenses and Other long term assets, respectively. The Company plans to adopt this ASU during the interim period ending March 31, 2017.
Recently Adopted Accounting Standards
In April 2015, the FASB issued ASU 2015-03, which requires costs incurred to issue debt to be presented in the balance sheet as a direct deduction from the carrying value of the debt. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of 2016, and reclassified approximately $2.9 million from "Other long term assets" to "Long term debt, net of current maturities" as of December 31, 2015.

3. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(In thousands)	2016	2015
Leasehold and tenant improvements	$326,617	$214,834
Furniture, fixtures and displays	168,720	132,736
Buildings	47,216	47,137
Software	151,059	99,309
Office equipment	75,196	50,399
Plant equipment	124,140	118,138
Land	83,574	17,628
Construction in progress	204,362	147,581
Other	20,383	4,002
Subtotal property and equipment	1,201,267	831,764
Accumulated depreciation	(397,056)	(293,233)
Property and equipment, net	$804,211	$538,531
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $130.7 million, $86.3 million and $63.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

4. Goodwill and Intangible Assets, Net
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2015	$316,852	$109,890	$79,963	$51,116	$27,360	$585,181
Effect of currency translation adjustment	471	(10,645)	(2,377)	(8,680)	(359)	(21,590)
Balance as of December 31, 2016	$317,323	$99,245	$77,586	$42,436	$27,001	$563,591
The following table summarizes the Company’s intangible assets as of the periods indicated:

		December 31, 2016			December 31, 2015
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
User base	10	$47,653	$(8,733)	$38,920	$47,922	$(3,965)	$43,957
Technology	5-7	19,612	(8,221)	11,391	19,739	(5,041)	14,698
Customer relationships	2-3	9,527	(9,527)	—	10,738	(8,354)	2,384
Trade name	4-5	7,653	(4,816)	2,837	7,663	(3,036)	4,627
Nutrition database	10	4,500	(806)	3,694	4,500	(356)	4,144
Lease-related intangible assets	1-15	3,896	(3,075)	821	3,896	(2,919)	977
Other	5-10	1,373	(666)	707	1,385	(444)	941
Total		$94,214	$(35,844)	$58,370	$95,843	$(24,115)	$71,728
Indefinite-lived intangible assets				5,940			3,958
Intangible assets, net				$64,310			$75,686

Amortization expense, which is included in selling, general and administrative expenses, was $13.0 million, $13.9 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2016:

(In thousands)
2017	$10,509
2018	9,346
2019	9,240
2020	7,201
2021	5,318
2022 and thereafter	16,756
Amortization expense of intangible assets	$58,370
At December 31, 2016, 2015 and 2014, the Company determined that its goodwill and indefinite-lived intangible assets were not impaired.

5. Credit Facility and Other Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of December 31, 2016 there was no outstanding balance under the revolving credit facility and $186.3 million of term loan borrowings remained outstanding.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof, will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $2.6 million of letters of credit outstanding as of December 31, 2016.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2016, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 1.6% and 1.3% during the years ended December 31, 2016 and 2015, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2016, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2016 and 2015, the outstanding balance on the loan was $42.0 million and $44.0 million, respectively. The weighted average interest rate on the loan was 2.0% and 1.7% for the years ended December 31, 2016 and 2015, respectively.
The following are the scheduled maturities of long term debt as of December 31, 2016:

(In thousands)
2017	$27,000
2018	27,000
2019	63,000
2020	25,000
2021	86,250
2022 and thereafter	600,000
Total scheduled maturities of long term debt	$828,250

Current maturities of long term debt	$27,000
Interest expense, net was $26.4 million, $14.6 million, and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $1.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

6. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2033, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for brand and factory house stores that the Company did not yet occupy as of December 31, 2016 and does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2016 as well as significant operating lease agreements entered into during the period after December 31, 2016 through the date of this report:

(In thousands)
2017	$114,857
2018	127,504
2019	136,040
2020	133,092
2021	122,753
2022 and thereafter	788,180
Total future minimum lease payments	$1,422,426
Included in selling, general and administrative expense was rent expense of $109.0 million, $83.0 million and $59.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $13.0 million, $11.0 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2016, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2016 through the date of this report:

(In thousands)
2017	$176,138
2018	166,961
2019	142,987
2020	124,856
2021	118,168
2022 and thereafter	626,495
Total future minimum sponsorship and other payments	$1,355,605
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
On February 10, 2017, a shareholder filed a securities case in the United States District Court for the District of Maryland (the "Court") against the Company, the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer (Brian Breece v. Under Armour, Inc.). On February 16, 2017, a second shareholder filed a securities case in the Court against the same defendants (Jodie Hopkins v. Under Armour, Inc.). The plaintiff in each case purports to represent a class of shareholders for the period between April 21, 2016 and January 30, 2017, inclusive. The complaints allege violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the complaints. In general, the allegations in each case concern disclosures and statements made by defendants regarding the Company’s expected revenue growth during that time period. The Company has not yet been served with the complaint in either matter. The Company believes that the claims are without merit and, once served, intends to defend each lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of these proceedings.

7. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2016 of 400.0 million shares and 34.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Charter. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
In June 2015, the Company's Board of Directors (the “Board”) approved Articles Supplementary to the Company's charter which designated 400.0 million shares of common stock as a new class of common stock, referred to as the Class C common stock, par value $0.0003 1/3 per share. The Articles Supplementary became effective on June 15, 2015. In April 2016, the Company issued shares of Class C common stock as a dividend to the Company's holders of Class A and Class B common stock on a one-for-one basis. The terms of the Class C common stock are substantially identical to those of the Company's Class A common stock, except that the Class C common stock has no voting rights (except in limited circumstances), will automatically convert into Class A common stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C common stock and Class B common stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

8. Fair Value Measurements
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2016			December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$—	$—	$—	$6,534	$—	$—
Derivative foreign currency contracts (see Note 13)	—	15,238	—	—	3,811	—
Interest rate swap contracts (see Note 13)	—	(420)	—	—	(1,486)	—
TOLI policies held by the Rabbi Trust (see Note 12)	—	4,880	—	—	4,456	—
Deferred Compensation Plan obligations (see Note 12)	—	(7,023)	—	—	(5,072)	—
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
As of December 31, 2016, the fair value of the Company's Senior Notes is $568.1 million. The carrying value of the Company's other long term debt approximated its fair value as of December 31, 2016 and 2015. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

9. Provision for Income Taxes
Income before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Income before income taxes:
United States	$251,321	$272,739	$269,503
Foreign	136,961	113,946	72,707
Total	$388,282	$386,685	$342,210
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$116,637	$102,317	$110,439
State	29,989	27,500	24,419
Other foreign countries	32,394	28,336	16,489
	179,020	158,153	151,347
Deferred
Federal	(35,748)	707	(15,368)
State	(10,658)	(5,703)	(4,073)
Other foreign countries	(1,311)	955	2,262
	(47,717)	(4,041)	(17,179)
Provision for income taxes	$131,303	$154,112	$134,168

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax impact	2.4	3.2	3.8
Unrecognized tax benefits	1.1	3.4	1.9
Permanent tax benefits/nondeductible expenses	(1.3)	2.2	1.0
Foreign rate differential	(6.6)	(5.5)	(4.5)
Foreign valuation allowance	2.3	2.7	2.5
Other	0.9	(1.1)	(0.5)
Effective income tax rate	33.8%	39.9%	39.2%
The decrease in the 2016 full year effective income tax rate, as compared to 2015, is primarily attributable to increased international profitability and a tax benefit related to the Company's prior period acquisitions.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2016	2015
Deferred tax asset
Allowance for doubtful accounts and sales return reserves	$53,811	$33,821
Reserves and accrued liabilities (1)	38,819	24,967
Stock-based compensation	32,910	40,406
Foreign net operating loss carry-forwards	26,964	19,600
Tax basis inventory adjustment	25,776	10,019
Deferred rent	21,168	13,991
Inventory obsolescence reserves	15,479	11,956
Foreign tax credit carry-forwards	8,664	6,151
State tax credits, net of federal impact	7,408	4,966
U.S. net operating loss carry forward	3,032	9,217
Other	3,107	2,080
Total deferred tax assets	237,138	177,174
Less: valuation allowance	(37,969)	(24,043)
Total net deferred tax assets	199,169	153,131

Deferred tax liability
Property, plant and equipment	(45,178)	(31,069)
Prepaid expenses	(8,628)	(8,766)
Intangible assets (1)	(6,815)	(20,381)
Other	(2,506)	(1,688)
Total deferred tax liabilities	(63,127)	(61,904)
Total deferred tax assets, net	$136,042	$91,227

(1) Certain December 31, 2015 amounts have been reclassified from “Other” amounts presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 to conform to the current period’s presentation.

As of December 31, 2016, the Company had $27.0 million in deferred tax assets associated with approximately $95.8 million in foreign net operating loss carryforwards which will begin to expire in 1 to 5 years. As of December 31, 2016, the Company believes certain deferred tax assets associated with foreign net operating loss carryforwards will expire unused based on the Company's projections. Therefore, a full valuation allowance of $10.1 million was recorded against the Company's net deferred tax assets in 2016.
As of December 31, 2016, the Company had $8.7 million in deferred tax assets associated with foreign tax credits. As of December 31, 2016 the Company believes that the foreign taxes paid would not be creditable against its future income taxes. Therefore, a full valuation allowance was recorded against the Company's net deferred tax assets.
As of December 31, 2016, approximately $122.9 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $418.1 million. Withholding and U.S. taxes have not been provided on the undistributed earnings as the earnings are being permanently reinvested in its non-U.S. subsidiaries. Determining the tax liability that would arise if these earnings were repatriated is not practical.
The Company utilizes the “with and without” method for intraperiod allocation of income tax provisions. Certain tax benefits associated with the Company’s stock-based compensation arrangements are recorded directly to Stockholders’ equity including benefit from excess tax deductions.
As of December 31, 2016 and 2015, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $70.4 million and $46.9 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Beginning of year	$42,611	$28,353	$21,712
Increases as a result of tax positions taken in a prior period	661	203	250
Decreases as a result of tax positions taken in a prior period	—	—	—
Increases as a result of tax positions taken during the current period	26,482	14,382	8,947
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	—	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(5,395)	(327)	(2,556)
End of year	$64,359	$42,611	$28,353
As of December 31, 2016, $42.4 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2016, 2015 and 2014, the liability for unrecognized tax benefits included $6.1 million, $4.3 million and $3.0 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2016, 2015 and 2014, the Company recorded $3.1 million, $1.7 million and $1.2 million, respectively, for the accrual of interest and penalties in its consolidated statements of income. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for the 2012 and 2013 tax years. The majority of the Company's returns for years before 2012 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.

10. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Numerator
Net income	$256,979	$232,573	$208,042
Adjustment payment to Class C capital stockholders	59,000	—	—
Net income available to all stockholders	$197,979	$232,573	$208,042

Denominator - Class A and B shares
Weighted average common shares outstanding	217,707	215,498	213,227
Effect of dilutive securities	4,237	5,370	6,153
Weighted average common shares and dilutive securities outstanding	221,944	220,868	219,380
Earnings per share Class A and B —basic	$0.45	$0.54	$0.49
Earnings per share Class A and B—diluted	$0.45	$0.53	$0.47

Denominator - Class C shares
Weighted average common shares outstanding	218,623	215,498	213,227
Effect of dilutive securities	4,281	5,370	6,153
Weighted average common shares and dilutive securities outstanding	222,904	220,868	219,380
Earnings per share Class C — basic	$0.72	$0.54	$0.49
Earnings per share Class C — diluted	$0.71	$0.53	$0.47
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 114.0 thousand, 770.0 thousand and 22.6 thousand shares of Class A common stock outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. Stock options, restricted stock units and warrants representing 691.6 thousand, 770.0 thousand and 22.6 thousand shares of Class C common stock outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

11. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to five year period. The contractual term for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2025. As of December 31, 2016, 7.2 million Class A shares and 22.0 million Class C shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $46.1 million, $60.4 million and $50.8 million, respectively. As of December 31, 2016, the Company had $64.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.7 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2016. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2016, 2.7 million Class A shares and 1.7 million Class C shares are available for future purchases under the ESPP. During the years ended December 31, 2016, 2015 and 2014, 290.8 thousand, 103.3 thousand and 87.6 thousand shares were purchased under the ESPP, respectively.
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
Stock Options
The weighted average fair value of a stock option granted for the years ended December 31, 2016 and 2015 was $14.87 and $27.21, respectively. There were no stock options granted during the year ended December 31, 2014. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.4%	1.8%	—%
Average expected life in years	6.50	6.00	0
Expected volatility	39.5%	44.3%	—%
Expected dividend yield	—%	—%	—%
A summary of the Company’s stock options as of December 31, 2016, 2015 and 2014, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2016		2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,008	$7.26	5,622	$4.14	8,544	$4.06
Granted, at fair market value	335	36.05	1,158	20.15	—	—
Exercised	(1,763)	3.52	(720)	3.96	(2,908)	3.87
Expired	—	—	—	—	—	—
Forfeited	(315)	26.26	(52)	2.27	(14)	8.23
Outstanding, end of year	4,265	$9.63	6,008	$7.26	5,622	$4.14
Options exercisable, end of year	3,385	$4.30	4,892	$4.13	5,414	$3.94
Included in the table above are 0.3 million and 0.6 million performance-based stock options awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2016 and 2015, respectively. The performance-based stock options awarded in 2016 and 2015 have weighted average fair values of $14.87 and $18.03, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $63.9 million, $27.5 million and $73.0 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2016:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
4,265	$9.63	4.27	$81,740	3,385	$4.30	3.20	$77,545
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2016, 2015 and 2014, and changes during the years then ended is presented below:

	Year Ended December 31,
	2016		2015		2014
(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	6,760	$23.23	9,020	$15.21	10,488	$11.10
Granted	4,002	35.20	2,030	38.36	2,122	27.09
Forfeited	(935)	30.35	(652)	24.29	(1,916)	10.49
Vested	(3,056)	16.25	(3,638)	11.61	(1,674)	9.75
Outstanding, end of year	6,771	$19.68	6,760	$23.23	9,020	$15.21
Included in the table above are 2.5 million, 1.7 million and 2.0 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2016, 2015 and 2014, respectively. The performance-based restricted stock units awarded in 2016, 2015 and 2014 have weighted average fair values of $35.71, $37.87 and $27.12, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.
During the year ended December 31, 2016, the Company deemed the achievement of certain operating income targets improbable for the performance-based stock options and restricted stock units granted in 2015 and 2016, and recorded reversals of expense of $3.6 million and $8.0 million, respectively, for the three months ended December 31, 2016. During the year ended December 31, 2015, the Company deemed the achievement of certain operating income targets probable for the performance-based stock options and restricted stock units granted in 2015 and 2014, and recorded $33.2 million for these awards, including a cumulative adjustment of $10.0 million during the three months ended September 30, 2015. During the year ended December 31, 2014, the Company deemed the achievement of certain operating income targets probable for the performance-based restricted stock units granted in 2014, 2013 and 2012, and recorded $38.4 million for a portion of these awards, including cumulative adjustments of $6.6 million during the three months ended March 31, 2014 and $3.8 million during the three months ended December 31, 2014. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based stock options and restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $20.0 million would have been recorded through December 31, 2016 for all performance-based stock options and restricted stock units granted in 2016 had the full achievement of these operating income targets been deemed probable.
Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 1.92 million shares of the Company's Class A Common Stock and 1.93 million shares of the Company’s Class C Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. The warrants have a term of 12 years from the date of issuance and an exercise price of $4.66 per Class A share and $4.59 per Class C share. As of December 31, 2016, all outstanding warrants were exercisable, and no warrants were exercised.

12. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $9.0 million, $7.0 million and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Shares of the Company’s Class A Common Stock and Class C common stock are not investment options in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2016 and 2015, the Deferred Compensation Plan obligations were $7.0 million and $5.1 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2016 and 2015, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $4.9 million and $4.5 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 8 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

13. Risk Management and Derivatives
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
As of December 31, 2016, the aggregate notional value of the Company's outstanding foreign currency contracts was $845.1 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to eleven months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. During 2014, the Company began entering into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2016 and 2015, the Company reclassified $0.3 million and $3.5 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company’s foreign currency contracts were assets of $15.2 million and $3.8 million as of December 31, 2016 and 2015, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 8 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Unrealized foreign currency exchange rate gains (losses)	$(12,627)	$(33,359)	$(11,739)
Realized foreign currency exchange rate gains (losses)	(6,906)	7,643	2,247
Unrealized derivative gains	729	388	1
Realized derivative gains	15,192	16,404	3,081
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 5 for a discussion of long term debt.
As of December 31, 2016, the notional value of our outstanding interest rate swap contracts was $153.1 million. During the years ended December 31, 2016 and 2015, the Company recorded a $2.0 million and $2.7 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was a liability of $0.4 million and $1.5 million as of December 31, 2016 and 2015, respectively, and were included in other long term liabilities on the consolidated balance sheet.
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

14. Related Party Transactions
The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $2.0 million, $2.0 million, and $1.8 million in lease payments to the entity for its use of the aircraft during the years ended December 31, 2016, 2015 and 2014, respectively. No amounts were payable to this related party as of December 31, 2016 and 2015. The Company determined the lease payments were at fair market lease rates.
In June 2016, the Company purchased parcels of land from an entity controlled by the Company's CEO, to be utilized to expand the Company’s corporate headquarters to accommodate its growth needs. The purchase price for these parcels totaled $70.3 million. The Company determined that the purchase price for the land represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels, including costs related to the termination of a lease encumbering the parcels.
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of December 31, 2016.

15. Segment Data and Related Information
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
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure. The majority of corporate service costs within North America have not been allocated to the Company's other segments. As the Company continues to grow its business outside of North America, a larger portion of its corporate overhead costs have begun to support global functions. Due to the individual materiality of our Asia-Pacific segment, the Company has separately presented its Asia-Pacific, EMEA and Latin America segments, as of December 31, 2016 and will no longer combine these segments for presentation purposes.  Net revenues and operating income by segment presented for prior periods has been conformed to the current presentation. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
During 2017, the Company plans to separately disclose its unallocated corporate costs. The Company believes this presentation will provide the users of its financial statements with increased transparency and comparability of its operating results.

(In thousands)	Year Ended December 31,
	2016	2015	2014
Net revenues
North America	$4,005,314	$3,455,737	$2,796,390
EMEA	330,584	203,109	134,118
Asia-Pacific	268,607	144,877	70,419
Latin America	141,793	106,175	64,234
Connected Fitness	80,447	53,415	19,209
Intersegment Eliminations	(1,410)	—	—
Total net revenues	$4,825,335	$3,963,313	$3,084,370

(In thousands)	Year Ended December 31,
	2016	2015	2014
Operating income (loss)
North America	$408,424	$460,961	$372,347
EMEA	11,420	3,122	(11,763)
Asia-Pacific	68,338	36,358	21,858
Latin America	(33,891)	(30,593)	(15,423)
Connected Fitness	(36,820)	(61,301)	(13,064)
Total operating income	417,471	408,547	353,955
Interest expense, net	(26,434)	(14,628)	(5,335)
Other expense, net	(2,755)	(7,234)	(6,410)
Income before income taxes	$388,282	$386,685	$342,210
Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Apparel	$3,229,142	$2,801,062	$2,291,520
Footwear	1,010,693	677,744	430,987
Accessories	406,614	346,885	275,409
Total net sales	4,646,449	3,825,691	2,997,916
Licensing revenues	99,849	84,207	67,229
Connected Fitness	80,447	53,415	19,225
Intersegment Eliminations	(1,410)	—	—
Total net revenues	$4,825,335	$3,963,313	$3,084,370
With the exception of goodwill and intangible assets disclosed in Note 4, as of December 31, 2016 and 2015, the majority of the Company’s long-lived assets were located in the United States. Net revenues in the United States were $3,843.7 million, $3,317.0 million, and $2,639.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

16. Unaudited Quarterly Financial Data

(In thousands)		Quarter Ended (unaudited)				Year Ended December 31,
		March 31,	June 30,	September 30,	December 31,
2016
Net revenues		$1,047,702	$1,000,783	$1,471,573	$1,305,277	$4,825,335
Gross profit		480,636	477,647	698,624	583,704	2,240,611
Income from operations		34,883	19,378	199,310	163,900	417,471
Net income		19,180	6,344	128,225	103,230	256,979
Adjustment payment to Class C capital stockholders	59,000,000	—	59,000	—	—	59,000
Net income available to all stockholders	199,660,000	$19,180	$(52,656)	$128,225	$103,230	$197,979

Basic net income (loss) per share of Class A and B common stock		$0.04	$(0.12)	$0.29	$0.24	$0.45
Basic net income per share of Class C common stock		$0.04	$0.15	$0.29	$0.24	$0.72

Diluted net income (loss) per share of Class A and B common stock		$0.04	$(0.12)	$0.29	$0.23	$0.45
Diluted net income per share of Class C common stock		$0.04	$0.15	$0.29	$0.23	$0.71

2015
Net revenues		$804,941	$783,577	$1,204,109	$1,170,686	$3,963,313
Gross profit		377,664	379,053	587,160	561,670	1,905,547
Income from operations		27,667	31,901	171,397	177,582	408,547
Net income		11,728	14,766	100,477	105,602	232,573

Basic net income per share of Class A and B common stock		$0.03	$0.03	$0.23	$0.24	$0.54
Basic net income per share of Class C common stock		$0.03	$0.03	$0.23	$0.24	$0.54

Diluted net income per share of Class A and B common stock		$0.03	$0.03	$0.23	$0.24	$0.53
Diluted net income per share of Class C common stock		$0.03	$0.03	$0.23	$0.24	$0.53

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Refer to Item 8 of this report for the “Report of Management on Internal Control over Financial Reporting.”

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes, which began during 2015 and will continue in phases over the next several years. We plan to substantially complete the migration of our North America, EMEA and Connected Fitness operations to FMS during 2017, and are in the process of developing an implementation strategy and roll-out plan for our Asia-Pacific and Latin America operations.
As the phased implementation of this system occurs, we will experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - Risks and uncertainties associated with the implementation of information systems may negatively impact our business."

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2017 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
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
The information required by this Item is incorporated by reference herein from the 2017 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2017 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2017 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2017 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to any Form 10-K of the Company below are to the Annual Report on Form 10-K for the related fiscal year. For example, references to the Company’s 2015 Form 10-K are to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Exhibit No.

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016).

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

4.02
Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).

4.03
First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).

4.04
Terms of Settlement of In re: Under Armour Shareholder Litigation, Case No, 24-C-15-00324 (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form 8-A filed on March 21, 2016).

10.01
Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 2, 2014), Amendment No. 1 thereto, dated as of March 17, 2015 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 17, 2015), Amendment No. 2 thereto, dated as of January 22, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed January 22, 2016), and Amendment No. 3 thereto, dated as of June 7, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016).

10.02	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 6, 2013).*

10.03
Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K), Amendment One to this plan (incorporated by reference to Exhibit 10.14 of the Company’s 2010 Form 10-K) and Amendment Two to this plan (filed herewith).*

10.04	Form of Change in Control Severance Agreement.*

10.05
Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (Registration No. 333-210844) filed on April 20, 2016).*

10.06	Forms of Non-Qualified Stock Option Grant Agreement under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan between the Company and Kevin Plank.*

10.07
Form of Restricted Stock Unit Grant Agreement under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.07 of the Company’s 2015 Form 10-K and Exhibit 10.08 of the Company’s 2014 Form 10-K).*

10.08
Form of Performance-Based Stock Option Grant Agreement under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan between the Company and Kevin Plank (filed herewith, and Forms of Performance-Based Stock Option Grant Agreements incorporated by reference to Exhibit 10.08 of the Company’s 2015 Form 10-K and 10.09 of the Company’s 2014 Form 10-K).*

Exhibit No.

10.09
Forms of Performance-Based Restricted Stock Unit Grant Agreement under the Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (filed herewith and incorporated by reference to Exhibit 10.10 of the Company’s 2015 Form 10-K, Exhibit 10.11 of the Company’s 2014 Form 10-K, Exhibit 10.12 of the Company’s 2013 Form 10-K and Exhibit 10.12 of the Company's 2012 Form 10-K) and Supplement to Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2014).*

10.10
Forms of Performance-Based Restricted Stock Unit Grant Agreement for International Employees under the Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s 2015 Form 10-K, Exhibit 10.12 of the Company’s 2014 Form 10-K and Exhibit 10.13 of the Company’s 2013 Form 10-K).*

10.11	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company.*

10.12
Employment Agreement by and between Karl-Heinz Maurath and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 of the Company's 2012 Form 10-K).*

10.13
Under Armour, Inc. 2015 Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s 2014 Form 10-K), Form of Initial Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006), Form of Annual Stock Option Award (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006) and Form of Annual Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.14
Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010), Amendment One to this plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K) and Amendment Two to this plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2016).*

10.15
Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015), and the First Amendment thereto, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.16
Employment Agreement by and between Michael Lee and the Company, including the Exhibit thereto, the Employee Confidential Information and Invention Assignment Agreement by and between Michael Lee and the Company, dated February 3, 2015.*

12.01	Statement re: computation of ratio of earnings to fixed charges.

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chairman of the Board of Directors and Chief Executive Officer
Dated: February 23, 2017
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal accounting and financial officer)
David E. Bergman

/s/ BYRON K. ADAMS, JR.	Director
Byron K. Adams, Jr.

/s/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ ANTHONY W. DEERING	Director
Anthony W. Deering

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ A.B. KRONGARD	Director
A.B. Krongard

/s/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders
Dated: February 23, 2017

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2016	$5,930	$23,575	$(18,164)	$11,341
For the year ended December 31, 2015	3,693	2,951	(714)	5,930
For the year ended December 31, 2014	2,938	1,028	(273)	3,693
Sales returns and allowances
For the year ended December 31, 2016	$72,615	$179,445	$(130,774)	$121,286
For the year ended December 31, 2015	52,973	145,828	(126,186)	72,615
For the year ended December 31, 2014	34,102	156,791	(137,920)	52,973
Deferred tax asset valuation allowance
For the year ended December 31, 2016	$24,043	$13,951	$(25)	$37,969
For the year ended December 31, 2015	15,550	8,493	—	24,043
For the year ended December 31, 2014	8,091	7,581	(122)	15,550