Form 10-Q
period 2017-03-31
Under Armour, Inc.
filed 2017-05-09
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 ______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2017 there were 184,671,024 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 221,197,453 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2017	December 31, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$172,128	$250,470	$157,001
Accounts receivable, net	629,235	622,685	566,286
Inventories	901,613	917,491	834,287
Prepaid expenses and other current assets	203,052	174,507	211,209
Total current assets	1,906,028	1,965,153	1,768,783
Property and equipment, net	830,539	804,211	601,910
Goodwill	571,381	563,591	588,895
Intangible assets, net	61,986	64,310	73,217
Deferred income taxes	121,108	136,862	92,230
Other long term assets	86,118	110,204	93,089
Total assets	$3,577,160	$3,644,331	$3,218,124
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$50,000	$—	$140,000
Accounts payable	294,857	409,679	184,243
Accrued expenses	217,310	208,750	224,076
Current maturities of long term debt	27,000	27,000	27,000
Other current liabilities	38,372	40,387	30,581
Total current liabilities	627,539	685,816	605,900
Long term debt, net of current maturities	784,052	790,388	217,525
Revolving credit facility, long term	—	—	550,000
Other long term liabilities	145,536	137,227	103,382
Total liabilities	1,557,127	1,613,431	1,476,807
Commitments and contingencies (see Note 4)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2017, December 31, 2016 and March 31, 2016; 184,667,304 shares issued and outstanding as of March 31, 2017, 183,814,911 shares issued and outstanding as of December 31, 2016, and 183,141,109 shares issued and outstanding as of March 31, 2016.	62	61	61
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2017, December 31, 2016 and March 31, 2016.	11	11	12
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2017, December 31, 2016 and March 31, 2016; 221,148,991 shares issued and outstanding as of March 31, 2017, 220,174,048 shares issued and outstanding as of December 31, 2016, and 217,591,109 shares issued and outstanding as of March 31, 2016.	74	73	73
Additional paid-in capital	835,681	823,484	702,972
Retained earnings	1,232,416	1,259,414	1,082,027
Accumulated other comprehensive loss	(48,211)	(52,143)	(43,828)
Total stockholders’ equity	2,020,033	2,030,900	1,741,317
Total liabilities and stockholders’ equity	$3,577,160	$3,644,331	$3,218,124
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
Net revenues	$1,117,331	$1,047,702
Cost of goods sold	611,908	567,066
Gross profit	505,423	480,636
Selling, general and administrative expenses	497,887	445,753
Income from operations	7,536	34,883
Interest expense, net	(7,820)	(4,532)
Other income, net	2,570	2,702
Income before income taxes	2,286	33,053
Provision for income taxes	4,558	13,873
Net income (loss)	$(2,272)	$19,180

Basic net income (loss) per share of Class A, B and C common stock	$(0.01)	$0.04
Diluted net income (loss) per share of Class A, B and C common stock	$(0.01)	$0.04

Weighted average common shares outstanding Class A, B and C common stock
Basic	439,360	433,626
Diluted	439,360	443,260
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(2,272)	$19,180
Other comprehensive income (loss):
Foreign currency translation adjustment	9,819	7,442
Unrealized loss on cash flow hedge, net of tax of $(2,399) and $(2,767) for the three months ended March 31, 2017 and 2016.	(6,894)	(6,257)
Gain on intra-entity foreign currency transactions	1,007	—
Total other comprehensive income	3,932	1,185
Comprehensive income	$1,660	$20,365
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(2,272)	$19,180
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	41,013	32,021
Unrealized foreign currency exchange rate gains	(8,313)	(11,248)
Loss on disposal of property and equipment	556	384
Amortization of bond premium	63	—
Stock-based compensation	12,082	14,403
Excess tax benefit (deficiency) from stock-based compensation arrangements	(1,258)	27,058
Deferred income taxes	15,905	2,724
Changes in reserves and allowances	(21,187)	12,657
Changes in operating assets and liabilities:
Accounts receivable	21,261	(136,990)
Inventories	19,084	(45,958)
Prepaid expenses and other assets	(7,598)	(15,351)
Accounts payable	(90,982)	(976)
Accrued expenses and other liabilities	7,253	22,312
Income taxes payable and receivable	(19,169)	(47,748)
Net cash used in operating activities	(33,562)	(127,532)
Cash flows from investing activities
Purchases of property and equipment	(91,790)	(104,573)
Purchases of available-for-sale securities	—	(19,997)
Sales of available-for-sale securities	—	21,414
Net cash used in investing activities	(91,790)	(103,156)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	200,000	415,000
Payments on long term debt and revolving credit facility	(156,750)	(145,500)
Employee taxes paid for shares withheld for income taxes	(2,474)	(13,685)
Proceeds from exercise of stock options and other stock issuances	2,782	3,954
Payments of debt financing costs	—	(1,258)
Net cash provided by financing activities	43,558	258,511
Effect of exchange rate changes on cash and cash equivalents	3,452	(674)
Net increase (decrease) in cash and cash equivalents	(78,342)	27,149
Cash and cash equivalents
Beginning of period	250,470	129,852
End of period	$172,128	$157,001

Non-cash investing and financing activities
Change in accrual for property and equipment	(25,567)	(13,814)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016 (the “2016 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other portions thereof.
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
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. The Company's largest customer accounted for 16.7%, 16.1% and 20.3% of accounts receivable as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. For the three months ended March 31, 2017 no customer accounted for more than 10% of the Company's net revenues. For the three months ended March 31, 2016 the Company's largest customer accounted for 11% of net revenues.
Allowance for Doubtful Accounts
As of March 31, 2017, December 31, 2016 and March 31, 2016, the allowance for doubtful accounts was $12.4 million, $11.3 million and $11.9 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $24.7 million and $20.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.  In 2016, the FASB issued ASUs 2016-08, 2016-10, 2016-11 and 2016-12, which provide supplemental adoption guidance and clarification to ASU 2014-09. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company currently anticipates adopting the guidance in this new ASU effective January 1, 2018, and has not yet determined its adoption method. While the Company has made progress on its scoping review and assessment phase. it is still evaluating the impact this ASU will have on its financial statements and related disclosures. At this time the Company’s key areas of focus include wholesale customer support costs, direct-to-consumer incentive programs and presentation of reserves on the balance sheet.
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
In January 2017, the FASB issued ASU 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating step two of the test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted for annual or goodwill impairment tests performed on testing dates January 1, 2017. The Company has not yet decided if it will early adopt the provisions in this ASU for its annual goodwill impairment test as of September 30, 2017.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, which affects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures and the classification of those taxes paid on the statement of cash flows. The Company adopted the provisions of this ASU on January 1, 2017 on a prospective basis and recorded an excess tax deficiency of $1.3 million as an increase in income tax expense related to share-based compensation for vested awards. Additionally, the Company made a policy election under the provisions of this ASU to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. As a result of this election, the Company recorded a $1.9 million cumulative-effect benefit to retained earnings as of the date of adoption. The Company adopted the provisions of this ASU related to changes on the Consolidated Statement of Cash Flows on a retrospective basis. Excess tax benefits and deficiencies have been classified within cash flows from operating activities and employee taxes paid for shares withheld for income taxes have been classified within cash flows from financing activities on the Consolidated Statement of Cash Flows. This resulted in an increase of $27.1 million and a decrease of $13.7 million to the cash flows from operating activities and cash flows from financing activities sections of the Consolidated Statement of Cash Flows for the three months ended March 31, 2016, respectively.
In October 2016, the FASB issued ASU 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the provisions of this ASU on a modified retrospective basis on January 1, 2017 resulting in a cumulative-effect benefit to retained earnings of $26.0 million as of the date of adoption.

3. Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of March 31, 2017, there was $50.0 million outstanding under the revolving credit facility and $180.0 million of term loan borrowings outstanding.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $3.6 million of letters of credit outstanding as of March 31, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2017, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 1.9% and 1.6% during the three months ended March 31, 2017 and 2016, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2017, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2017, December 31, 2016 and March 31, 2016, the outstanding balance on the loan was $41.5 million, $42.0 million and $43.5 million, respectively. The weighted average interest rate on the loan was 2.3% and 1.9% for the three months ended March 31, 2017 and 2016, respectively.
Interest expense, net was $7.8 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

4. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2016 Form 10-K other than those which occur in the normal course of business.
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
In early 2017, three shareholders filed separate securities cases in the United States District Court for the District of Maryland (the “Court”) against the Company, the Company’s Chief Executive Officer and the Company’s former Chief Financial Officer, the first of which was filed on February 10, 2017.  Each of the complaints alleged violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the complaints. In general, the allegations in each case concern disclosures and statements made by defendants regarding the Company’s expected revenue growth during the purported class periods. Two of these cases allege class periods between April 21, 2016 and January 20, 2017, inclusive, and one case alleges a class period between July 24, 2014 and January 30, 2017, inclusive.  On March 23, 2017, all three cases were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On April 26, 2017, the Court issued an order appointing Aberdeen City Counsel as Administrating Authority for the North East Scotland Pension Fund (“NESFP”) as lead plaintiff for the putative class in the Consolidated Action; because the remaining lead plaintiff applicants did not oppose the appointment of NESFP, no appeal from that order is expected. The Company believes that the claims asserted in the Consolidated Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	March 31, 2017			December 31, 2016			March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Available-for-sale securities	$—	$—	$—	$—	$—	$—	$5,109	$—	$—
Derivative foreign currency contracts (see Note 7)	—	5,801	—	—	15,238	—	—	(1,122)	—
Interest rate swap contracts (see Note 7)	—	162	—	—	(420)	—	—	(4,282)	—
TOLI policies held by the Rabbi Trust	—	5,106	—	—	4,880	—	—	4,568	—
Deferred Compensation Plan obligations	—	(8,152)	—	—	(7,023)	—	—	(6,084)	—
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
As of March 31, 2017, the fair value of the Company's Senior Notes is $548.2 million. The carrying value of the Company's other long term debt approximated its fair value as of March 31, 2017 and 2016. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

6. Stock-Based Compensation
During the three months ended March 31, 2017, 3.1 million time-based restricted stock units, 0.2 million time-based options, 1.3 million performance-based restricted stock units and 0.5 million performance-based options for shares of our Class C common stock were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The time-based restricted stock units and options have weighted average grant date fair values of $19.04 and $8.17, respectively, and vest in four equal annual installments. The performance-based restricted stock units and options have weighted average grant date fair values of $19.04 and $8.17, respectively, and have vesting conditions tied to the achievement of certain combined annual revenue and operating income targets for 2017 and 2018. Upon the achievement of the targets, one half of the restricted stock units and options will vest each in February 2019 and February 2020. If certain lower levels of combined annual revenue and operating income for 2017 and 2018 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain operating income targets for 2017 and 2018 probable during the three months ended March 31, 2017. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $0.8 million would have been recorded during the three months ended March 31, 2017, for these performance-based restricted stock units and options had the achievement of the remaining revenue and operating income targets been deemed probable.
During 2016, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual operating income targets for 2016 and 2017. As of March 31, 2017, the Company deems the achievement of these operating income targets improbable. As such, no expense for these awards has been recorded.

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
As of March 31, 2017, the aggregate notional value of the Company's outstanding foreign currency contracts was $890.1 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to fourteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three months ended March 31, 2017 and 2016, the Company reclassified $0.8 million and $0.9 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company's foreign currency contracts were assets of $5.8 million and $15.2 million as of March 31, 2017 and December 31, 2016, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. The fair values of the Company's foreign currency contracts were liabilities of $1.1 million as of March 31, 2016, and were included in accrued expenses on the consolidated balance sheet. Refer to Note 5 for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended March 31,
(In thousands)	2017	2016
Unrealized foreign currency exchange rate gains	$8,313	$11,248
Realized foreign currency exchange rate gains (losses)	(272)	597
Unrealized derivative gains (losses)	(704)	211
Realized derivative losses	(6,366)	(9,986)
Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges and accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 3 for a discussion of long term debt.
As of March 31, 2017, the notional value of the Company's outstanding interest rate swap contracts was $148.8 million. During the three months ended March 31, 2017 and 2016, the Company recorded a $0.3 million and $0.5 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were assets of $0.2 million as of March 31, 2017, and were included in other long term assets on the consolidated balance sheet. The fair values of the interest rate swap contracts were liabilities of $4.3 million as of March 31, 2016, and were included in other long term liabilities on the consolidated balance sheet.
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

8. Provision for Income Taxes
The effective rates for income taxes were 199.5% and 42.0% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the three months ended March 31, 2017 was higher than the effective tax rate for the three months ended March 31, 2016 primarily due to the impact of discrete items as a percentage of income before taxes in each respective period. The discrete items include reserves in certain international markets, and during the three months ended March 31, 2017, permanent differences resulting from the Company's required adoption of ASU 2016-09.

9. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Numerator
Net income (loss)	$(2,272)	$19,180
Denominator
Weighted average common shares outstanding Class A, B, and C	439,360	433,626
Effect of dilutive securities Class A , B and C	—	9,634
Weighted average common shares and dilutive securities outstanding Class A, B and C	439,360	443,260

Basic earnings per share Class A, B and C	$(0.01)	$0.04
Dilutive earnings per share Class A, B and C	$(0.01)	$0.04

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Due to the Company being in a net loss position for the three months ended March 31, 2017, there were no warrants, stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive. Warrants, stock options and restricted stock units representing 0.3 million shares of Class A common stock and 0.3 million shares of Class C common stock outstanding for the three months ended March 31, 2016, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

10. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America, Latin America, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. The CODM also receives discrete financial information for the Company's Connected Fitness business.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure. The majority of corporate service costs within North America have not been allocated to the Company's other segments. As the Company continues to grow its business outside of North America, a larger portion of its corporate overhead costs have begun to support global functions. Due to the individual materiality of our Asia-Pacific segment, the Company has separately presented its Asia-Pacific, EMEA and Latin America segments, and will no longer combine these segments for presentation purposes. Net revenues and operating income by segment presented for prior periods have been conformed to the current presentation. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net revenues
North America	$871,271	$880,595
EMEA	102,855	66,267
Asia-Pacific	85,818	53,622
Latin America	38,454	29,467
Connected Fitness	18,933	18,501
Intersegment eliminations	—	(750)
Total net revenues	$1,117,331	$1,047,702

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating income (loss)
North America	$3,714	$40,095
EMEA	1,629	2,921
Asia-Pacific	19,628	17,335
Latin America	(7,859)	(9,007)
Connected Fitness	(9,576)	(16,461)
Total operating income	7,536	34,883
Interest expense, net	(7,820)	(4,532)
Other income, net	2,570	2,702
Income before income taxes	$2,286	$33,053

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Apparel	$715,437	$666,571
Footwear	269,659	264,246
Accessories	89,097	79,701
Total net sales	1,074,193	1,010,518
License revenues	24,205	19,433
Connected Fitness	18,933	18,501
Intersegment eliminations	—	(750)
Total net revenues	$1,117,331	$1,047,702

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) (our “2016 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to effectively drive operational efficiency in our business;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	our ability to effectively develop and launch new, innovative and updated products;

•	fluctuations in the costs of our products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•
the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology, including risks related to the implementation of our new global operating and financial reporting information technology system;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	risks related to data security or privacy breaches;

•	our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract key talent and retain the services of senior management and key employees.
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
Our net revenues grew to $4,825.3 million in 2016 from $1,834.9 million in 2012. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. We plan to continue to increase our net revenues over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution sales channel, growth in our direct to consumer sales channel and expansion in international markets and engaging with consumers through our Connected Fitness business.
Financial highlights for the first quarter of 2017 include:

•	Net revenues increased 6.6% compared to 2016.

•	Wholesale and Direct-to-Consumer revenues increased 3.8% and 13.2%, respectively.

•	Apparel revenue increased 7.3% compared to the prior year, with footwear and accessories revenue increasing 2.0% and 11.8%, respectively.

•
Revenue in our North America segment decreased 1.1%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 60.0%, 55.2% and 30.5%, respectively, with 2.3% growth in our Connected Fitness segment.

•	Selling, general and administrative expense increased 11.7% when compared to 2016.

•	Gross margin decreased 70 basis points when compared to 2016.
As previously disclosed in our 2016 Annual Report filed on Form 10-K, we expect our operating income in 2017 to decline compared to 2016. We are in the process of evaluating our cost structure, and are making strategic resource allocation and prioritization decisions. These initiatives could impact our results of operations. In addition to our cost structure, we are also evaluating a strategic initiative with our key wholesale customers to refresh our offerings, with the goal of ensuring that our most current products are available to our consumers. During the period this initiative is implemented, it could result in higher returns of product as compared to the prior year.

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

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $24.7 million and $20.1 million for the three months ended March 31, 2017 and 2016, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net revenues	$1,117,331	$1,047,702
Cost of goods sold	611,908	567,066
Gross profit	505,423	480,636
Selling, general and administrative expenses	497,887	445,753
Income from operations	7,536	34,883
Interest expense, net	(7,820)	(4,532)
Other income, net	2,570	2,702
Income before income taxes	2,286	33,053
Provision for income taxes	4,558	13,873
Net income (loss)	$(2,272)	$19,180

	Three Months Ended March 31,
(As a percentage of net revenues)	2017	2016
Net revenues	100.0%	100.0%
Cost of goods sold	54.8%	54.1%
Gross profit	45.2%	45.9%
Selling, general and administrative expenses	44.6%	42.5%
Income from operations	0.7%	3.4%
Interest expense, net	(0.7)%	(0.4)%
Other income, net	0.2%	0.2%
Income before income taxes	0.2%	3.2%
Provision for income taxes	0.4%	1.4%
Net income (loss)	(0.2)%	1.8%

Consolidated Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net revenues increased $69.6 million, or 6.6%, to $1,117.3 million for the three months ended March 31, 2017 from $1,047.7 million during the same period in 2016. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$715,437	$666,571	$48,866	7.3%
Footwear	269,659	264,246	5,413	2.0%
Accessories	89,097	79,701	9,396	11.8%
Total net sales	1,074,193	1,010,518	63,675	6.3%
License revenues	24,205	19,433	4,772	24.6%
Connected Fitness	18,933	18,501	432	2.3%
Intersegment Eliminations	—	(750)	750	(100.0)%
Total net revenues	$1,117,331	$1,047,702	$69,629	6.6%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by training, golf and team sports;

•	Footwear unit sales growth led by running, golf and women's training; and

•	Accessories unit sales growth led by men's training and running.
License revenues increased $4.8 million, or 24.6%, to $24.2 million for the three months ended March 31, 2017 from $19.4 million during the same period in 2016 driven primarily by increased revenue from our licensing partners in North America and Japan.
Connected Fitness revenue increased $0.4 million, or 2.3%, to $18.9 million for the three months ended March 31, 2017 from $18.5 million during the same period in 2016 primarily driven by an increase in paid subscribers partially offset by a decrease in advertising on our fitness applications.
Gross profit increased $24.8 million to $505.4 million for the three months ended March 31, 2017 from $480.6 million for the same period in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 70 basis points to 45.2% for the three months ended March 31, 2017 compared to 45.9% during the same period in 2016. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 160 basis point decrease driven by our inventory management strategies, which we expect to continue for the remainder of the year on a more limited basis;

•	approximate 20 basis point decrease due to our international business representing a higher percentage of sales, which we expect to continue for the remainder of the year; and

•	approximate 20 basis point decrease driven by foreign exchange rates, which we expect to continue through the remainder of the year.
The above decreases were partially offset by:

•	approximate 140 basis point increase driven by favorable sales channel mix primarily due to lower liquidations as a percentage of total sales.
Selling, general and administrative expenses increased $52.1 million to $497.9 million for the three months ended March 31, 2017 from $445.8 million for the same period in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 44.6% for the three months ended March 31, 2017 compared to 42.5% for the same period in 2016. These changes were primarily attributable to the following:

•
Marketing costs increased $5.8 million to $128.3 million for the three months ended March 31, 2017 from $122.5 million for the same period in 2016. This increase was primarily due to increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 11.5% for the three months ended March 31, 2017 from 11.7% for the same period in 2016.

•
Other costs increased $46.3 million to $369.6 million for the three months ended March 31, 2017 from $323.3 million for the same period in 2016. The increase was driven by higher personnel and other costs incurred for both the continued expansion of our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business. As a percentage of net revenues, other costs increased to 33.1% for the three months ended March 31, 2017 from 30.9% for the same period in 2016.

Income from operations decreased $27.4 million, or 78.4%, to $7.5 million for the three months ended March 31, 2017 from $34.9 million for the same period in 2016. Income from operations as a percentage of net revenues decreased to 0.7% for the three months ended March 31, 2017 from 3.4% for the same period in 2016.
Interest expense, net increased $3.3 million to $7.8 million for the three months ended March 31, 2017 from $4.5 million for the same period in 2016. This increase was primarily due to interest on the $600 million in Senior Notes issued in June of 2016.
Other income, net decreased $0.1 million to expense of $2.6 million for the three months ended March 31, 2017 from expense of $2.7 million for the same period in 2016.
Provision for income taxes decreased $9.3 million to $4.6 million during the three months ended March 31, 2017 from $13.9 million during the same period in 2016. For the three months ended March 31, 2017, our effective tax rate was 199.5% compared to 42.0% for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was higher than the effective tax rate for the three months ended March 31, 2016 primarily due to the impact of discrete items as a percentage of income before taxes in each respective period. The discrete items include reserves in certain international markets, and during the three months ended March 31, 2017, permanent differences resulting from our required adoption of Accounting Standards Update ("ASU") 2016-09. Our 2017 annual effective tax rate is expected to be approximately 32.0% to 34.0%.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to our other segments. Intersegment revenue is generated by Connected Fitness which runs advertising campaigns for other segments. Due to the individual materiality of our Asia-Pacific segment, we have separately presented our Asia-Pacific, EMEA and Latin America segments, and will no longer combine these segments for presentation purposes.  Net revenues and operating income by segment presented for prior periods have been conformed to the current presentation.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net revenues by segment are summarized below:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change	% Change
North America	$871,271	$880,595	$(9,324)	(1.1)%
EMEA	102,855	66,267	36,588	55.2%
Asia-Pacific	85,818	53,622	32,196	60.0%
Latin America	38,454	29,467	8,987	30.5%
Connected Fitness	18,933	18,501	432	2.3%
Intersegment eliminations	—	(750)	750	(100.0)%
Total net revenues	$1,117,331	$1,047,702	$69,629	6.6%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $9.3 million to $871.3 million for the three months ended March 31, 2017 from $880.6 million for the same period in 2016 primarily due to the highly promotional retail environment in the United States and the loss of revenue from wholesale customers that filed for bankruptcy protection which was only partially offset by revenue from new wholesale customers.

•
Net revenues in our EMEA operating segment increased $36.6 million to $102.9 million for the three months ended March 31, 2017 from $66.3 million for the same period in 2016 primarily due to unit sales growth to wholesale partners in Germany and the United Kingdom.

•
Net revenues in our Asia-Pacific operating segment increased $32.2 million to $85.8 million for the three months ended March 31, 2017 from $53.6 million for the same period in 2016 primarily due to store growth in China and Korea and increased unit sales growth to our distribution partners in Taiwan and Southeast Asia.

•
Net revenues in our Latin America operating segment increased $9.0 million to $38.5 million for the three months ended March 31, 2017 from $29.5 million for the same period in 2016 primarily due to unit sales growth to wholesale partners in Mexico and Chile.

•
Net revenues in our Connected Fitness operating segment increased $0.4 million to $18.9 million from $18.5 million for the same period in 2016 primarily driven by an increase in paid subscribers partially offset by a decrease in advertising on our fitness applications.

Operating income (loss) by segment is summarized below:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change	% Change
North America	$3,714	$40,095	$(36,381)	(90.7)%
EMEA	1,629	2,921	(1,292)	(44.2)%
Asia-Pacific	19,628	17,335	2,293	13.2%
Latin America	(7,859)	(9,007)	1,148	12.7%
Connected Fitness	(9,576)	(16,461)	6,885	41.8%
Total operating income	$7,536	$34,883	$(27,347)	(78.4)%
The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $36.4 million to $3.7 million for the three months ended March 31, 2017 from $40.1 million for the same period in 2016 primarily due to decreases in net sales and gross margin discussed above in the Consolidated Results of Operations and investments in our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business.

•
Operating income in our EMEA operating segment decreased $1.3 million to $1.6 million for the three months ended March 31, 2017 from $2.9 million for the same period in 2016 primarily due to costs related to a distributor termination. This decrease was partially offset by sales growth discussed above.

•
Operating income in our Asia-Pacific operating segment increased $2.3 million to $19.6 million for the three months ended March 31, 2017 from $17.3 million for the same period in 2016 primarily due to sales growth discussed above. This increase was offset by investments in our direct-to-consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment decreased $1.1 million to $7.9 million for the three months ended March 31, 2017 from $9.0 million for the same period in 2016 primarily due to sales growth discussed above.

•
Operating loss in our Connected Fitness segment decreased $6.9 million to $9.6 million for the three months ended March 31, 2017 from $16.5 million for the same period in 2016 primarily driven by the movement of expenses resulting from a strategic shift in headcount supporting our global business to our North America segment.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of March 31, 2017, we had $1.2 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(33,562)	$(127,532)
Investing activities	(91,790)	(103,156)
Financing activities	43,558	258,511
Effect of exchange rate changes on cash and cash equivalents	3,452	(674)
Net increase (decrease) in cash and cash equivalents	$(78,342)	$27,149
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
Cash used in operating activities decreased $93.9 million to $33.6 million for the three months ended March 31, 2017 from $127.5 million during the same period in 2016. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $154.5 million offset by a decrease in net income adjusted for non-cash items of $60.6 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by:

•
an increase in the change in accounts receivable of $158.3 million in the current period compared to the prior period, primarily due to the timing of cash collections and a higher proportion of sales to our international customers with longer payment terms in the prior period; partially offset by

•	a decrease in the change in accounts payable of $90.0 million in the current period compared to the prior period, primarily due to the timing of inventory payments.
Investing Activities
Cash used in investing activities decreased $11.4 million to $91.8 million for the three months ended March 31, 2017 from $103.2 million for the same period in 2016, primarily due to lower capital expenditures.
Capital expenditures for the full year 2017 are expected to be approximately $400 million, comprised primarily of investments in our offices around the world, distribution centers and retail stores.
Financing Activities
Cash provided by financing activities decreased $215.0 million to $43.6 million for the three months ended March 31, 2017 from $258.5 million for the same period in 2016. This decrease was primarily due to lower borrowings on our revolving credit facility.

Capital Resources

Credit Facility
We are party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of March 31, 2017, there was $50.0 million outstanding under the revolving credit facility and $180.0 million of term loan borrowings outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $3.6 million of letters of credit outstanding as of March 31, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2017, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 1.9% and 1.6% during the three months ended March 31, 2017 and 2016, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2017, the commitment fee was 15.0 basis points.

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

The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2017, December 31, 2016 and March 31, 2016, the outstanding balance on the loan was $41.5 million, $42.0 million and $43.5 million, respectively. The weighted average interest rate on the loan was 2.3% and 1.9% for the three months ended March 31, 2017 and 2016, respectively.
Interest expense, net was $7.8 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2016 Form 10-K as updated in our Form 10-Q for the quarter ended March 31, 2017.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2016 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2016 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2017.
Recently Issued Accounting Standards
Refer to Note 2 to the notes to our financial statements included in this Form 10-Q for our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2016. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

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
As the phased implementation of this system occurs, we will experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - Risks and uncertainties associated with the implementation of information systems may negatively impact our business" in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
ITEM 1A. RISK FACTORS
The Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016 have not materially changed.

ITEM 6. EXHIBITS

Exhibit No.

10.01	Under Armour, Inc. 2017 Non-Employee Director Compensation Plan.

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: May 9, 2017