Form 10-Q
period 2017-06-30
Under Armour, Inc.
filed 2017-08-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2017 there were 184,950,498 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 221,587,784 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2017	December 31, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$165,685	$250,470	$121,216
Accounts receivable, net	602,795	622,685	460,955
Inventories	1,168,786	917,491	1,086,749
Prepaid expenses and other current assets	229,204	174,507	180,265
Total current assets	2,166,470	1,965,153	1,849,185
Property and equipment, net	875,005	804,211	712,873
Goodwill	580,446	563,591	580,301
Intangible assets, net	59,866	64,310	70,689
Deferred income taxes	125,358	136,862	118,053
Other long term assets	87,099	110,204	95,823
Total assets	$3,894,244	$3,644,331	$3,426,924
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$150,000	$—	$150,000
Accounts payable	483,210	409,679	332,060
Accrued expenses	232,680	208,750	170,226
Current maturities of long term debt	27,000	27,000	27,000
Other current liabilities	43,649	40,387	30,068
Total current liabilities	936,539	685,816	709,354
Long term debt, net of current maturities	777,717	790,388	838,116
Other long term liabilities	156,217	137,227	108,106
Total liabilities	1,870,473	1,613,431	1,655,576
Commitments and contingencies (See Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2017, December 31, 2016 and June 30, 2016; 184,938,771 shares issued and outstanding as of June 30, 2017, 183,814,911 shares issued and outstanding as of December 31, 2016, and 183,388,910 shares issued and outstanding as of June 30, 2016.	62	61	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2017, December 31, 2016 and June 30, 2016.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2017, December 31, 2016 and June 30, 2016; 221,533,813 shares issued and outstanding as of June 30, 2017, 220,174,048 shares issued and outstanding as of December 31, 2016, and 219,454,106 shares issued and outstanding as of June 30, 2016.	74	73	73
Additional paid-in capital	852,230	823,484	787,091
Retained earnings	1,218,426	1,259,414	1,029,371
Accumulated other comprehensive loss	(47,032)	(52,143)	(45,260)
Total stockholders’ equity	2,023,771	2,030,900	1,771,348
Total liabilities and stockholders’ equity	$3,894,244	$3,644,331	$3,426,924
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$1,088,245	$1,000,783	$2,205,576	$2,048,485
Cost of goods sold	589,999	523,136	1,201,907	1,090,202
Gross profit	498,246	477,647	1,003,669	958,283
Selling, general and administrative expenses	503,031	458,269	1,000,918	904,022
Income (loss) from operations	(4,785)	19,378	2,751	54,261
Interest expense, net	(7,841)	(5,754)	(15,662)	(10,286)
Other expense, net	(2,884)	(2,955)	(313)	(253)
Income (loss) before income taxes	(15,510)	10,669	(13,224)	43,722
Income tax expense (benefit)	(3,202)	4,325	1,357	18,198
Net income (loss)	(12,308)	6,344	(14,581)	25,524
Adjustment payment to Class C capital stockholders	—	59,000	—	59,000
Net loss available to all stockholders	$(12,308)	$(52,656)	$(14,581)	$(33,476)

Basic net loss per share of Class A and B common stock	$(0.03)	$(0.12)	$(0.03)	$(0.08)
Basic net income (loss) per share of Class C common stock	$(0.03)	$0.15	$(0.03)	$0.19
Diluted net loss per share of Class A and B common stock	$(0.03)	$(0.12)	$(0.03)	$(0.08)
Diluted net income (loss) per share of Class C common stock	$(0.03)	$0.15	$(0.03)	$0.19

Weighted average common shares outstanding Class A and B common stock
Basic	219,168	217,711	218,938	217,262
Diluted	219,168	221,376	218,938	221,503

Weighted average common shares outstanding Class C common stock
Basic	221,255	217,832	220,956	217,323
Diluted	221,255	221,496	220,956	221,563
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(12,308)	$6,344	$(14,581)	$25,524
Other comprehensive income (loss):
Foreign currency translation adjustment	5,364	(3,177)	15,183	4,265
Unrealized gain (loss) on cash flow hedge, net of tax of $(2,112) and $344 for the three months ended June 30, 2017 and 2016, respectively, and $(4,511) and $(2,423) for the six months ended June 30, 2017 and 2016, respectively.	(4,896)	1,745	(11,790)	(4,512)
Gain on intra-entity foreign currency transactions	711	—	1,718	—
Total other comprehensive income (loss)	1,179	(1,432)	5,111	(247)
Comprehensive income (loss)	$(11,129)	$4,912	$(9,470)	$25,277
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(14,581)	$25,524
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	83,367	67,737
Unrealized foreign currency exchange rate gains	(29,393)	(3,861)
Loss on disposal of property and equipment	715	463
Amortization of bond premium	127	—
Stock-based compensation	24,776	28,623
Excess tax benefit from stock-based compensation arrangements	1,062	37,138
Deferred income taxes	13,735	(23,739)
Changes in reserves and allowances	(8,581)	53,551
Changes in operating assets and liabilities:
Accounts receivable	33,787	(74,566)
Inventories	(227,190)	(296,654)
Prepaid expenses and other assets	(12,541)	3,786
Other non-current assets	451	—
Accounts payable	84,391	145,896
Accrued expenses and other liabilities	33,426	(18,833)
Income taxes payable and receivable	(46,320)	(42,980)
Net cash used in operating activities	(62,769)	(97,915)
Cash flows from investing activities
Purchases of property and equipment	(167,273)	(184,018)
Purchases of property and equipment from related parties	—	(70,288)
Purchases of available-for-sale securities	—	(24,230)
Sales of available-for-sale securities	—	30,712
Purchases of other assets	—	(715)
Net cash used in investing activities	(167,273)	(248,539)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	380,000	1,162,474
Payments on long term debt and revolving credit facility	(243,500)	(807,250)
Employee taxes paid for shares withheld for income taxes	(2,474)	(13,685)
Proceeds from exercise of stock options and other stock issuances	6,638	7,600
Cash dividends paid	—	(2,927)
Payments of debt financing costs	—	(5,250)
Contingent consideration payments for acquisitions	—	(2,424)
Net cash provided by financing activities	140,664	338,538
Effect of exchange rate changes on cash and cash equivalents	4,593	(720)
Net decrease in cash and cash equivalents	(84,785)	(8,636)
Cash and cash equivalents
Beginning of period	250,470	129,852
End of period	$165,685	$121,216

Non-cash investing and financing activities
Change in accrual for property and equipment	(23,811)	(14,662)
Non-cash dividends	—	(56,073)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016 (the “2016 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other portions thereof.
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
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. The Company's largest customer accounted for 19.4%, 16.1% and 18.3% of accounts receivable as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. For the six months ended June 30, 2017, no customer accounted for more than 10% of the Company's net revenues. For the six months ended June 30, 2016, the Company's largest customer accounted for 11.1% of net revenues.
Allowance for Doubtful Accounts
As of June 30, 2017, December 31, 2016 and June 30, 2016, the allowance for doubtful accounts was $13.2 million, $11.3 million and $34.4 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $24.2 million and $19.3 million for the three months ended June 30, 2017 and 2016, respectively, and $48.9 million and $39.4 million, for the six months ended June 30, 2017 and 2016, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.  In 2016, the FASB issued ASUs 2016-08, 2016-10, 2016-11 and 2016-12, which provide supplemental adoption guidance and clarification to ASU 2014-09. These ASUs will be effective for annual and interim periods beginning after December 15, 2017, with early adoption for annual and interim periods beginning after December 15, 2016 permitted, and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company will adopt the guidance in this new ASU effective January 1, 2018, and has not yet determined its adoption method. While the Company has made progress on its scoping review and assessment phase, it is still evaluating the impact this ASU will have on its financial statements and related disclosures. At this time the Company’s key areas of focus include wholesale customer support costs, direct to consumer incentive programs and presentation of customer related returns reserves on the balance sheet.
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
In January 2017, the FASB issued ASU 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating step two of the test. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for annual or goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet decided if it will early adopt the provisions in this ASU for its annual goodwill impairment test as of September 30, 2017.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, which affects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures and the classification of those taxes paid on the statement of cash flows. The Company adopted the provisions of this ASU on January 1, 2017 on a prospective basis and recorded an excess tax deficiency of $1.3 million as an increase in income tax expense related to share-based compensation for vested awards. Additionally, the Company made a policy election under the provisions of this ASU to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. As a result of this election, the Company recorded a $1.9 million cumulative-effect benefit to retained earnings as of the date of adoption. The Company adopted the provisions of this ASU related to changes on the Consolidated Statement of Cash Flows on a retrospective basis. Excess tax benefits and deficiencies have been classified within cash flows from operating activities and employee taxes paid for shares withheld for income taxes have been classified within cash flows from financing activities on the Consolidated Statement of Cash Flows. This resulted in an increase of $37.1 million and a decrease of $13.7 million to the cash flows from operating activities and cash flows from financing activities sections of the Consolidated Statement of Cash Flows for the six months ended June 30, 2016, respectively.
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

3. Restructuring
On July 27, 2017, the Company’s Board of Directors approved a restructuring plan to more closely align its financial resources with the critical priorities of its business. In conjunction with this plan, the Company expects to incur total estimated pre-tax restructuring and related charges of approximately $110.0 million to $130.0 million for the year ended December 31, 2017.
During the three months ended June 30, 2017, the Company incurred $3.1 million in cash restructuring related charges including $0.6 million in employee severance and benefit related charges and $2.5 million in other restructuring related charges.
The strategic shifts associated with this restructuring plan may impact the future cash flow assumptions in the Company's Connected Fitness reporting unit. The Company expects to finalize its assumptions during the third quarter of 2017, which could impact the carrying value of the assets in its Connected Fitness reporting unit.

4. Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of June 30, 2017, there was $150.0 million outstanding under the revolving credit facility and $173.8 million of term loan borrowings outstanding.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $3.7 million of letters of credit outstanding as of June 30, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2017, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 2.2% and 2.0% during the three and six months ended June 30, 2017, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2017, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2017, December 31, 2016 and June 30, 2016, the outstanding balance on the loan was $41.0 million, $42.0 million and $43.0 million, respectively. The weighted average interest rate on the loan was 2.50% and 2.40% for the three and six months ended June 30, 2017, respectively.
Interest expense, net was $7.8 million and $5.8 million for the three months ended June 30, 2017 and 2016, respectively, and $15.7 million and $10.3 million for the six months ended June 30, 2017, and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

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
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On August 4, 2017, the lead plaintiff in the Consolidated Action, North East Scotland Pension Fund (“NESFP”), filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s Chief Executive Officer and former Chief Financial Officers, Lawrence Molloy and Brad Dickerson.  The Amended Complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products.  The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017.
A new plaintiff, Bucks County Employees Retirement Fund (“Bucks County”), joined NESFP in filing the Amended Complaint.  In addition to joining the claims noted above, Bucks County also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016.  The Securities Act claims are asserted against the Company, the Company’s Chief Executive Officer, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering.  Bucks County alleges that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	June 30, 2017			December 31, 2016			June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	—	(4,554)	—	—	15,238	—	—	463	—
Interest rate swap contracts (see Note 8)	—	(35)	—	—	(420)	—	—	(5,126)	—
TOLI policies held by the Rabbi Trust	—	5,258	—	—	4,880	—	—	4,650	—
Deferred Compensation Plan obligations	—	(8,753)	—	—	(7,023)	—	—	(6,474)	—
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
As of June 30, 2017, the fair value of the Company's Senior Notes was $562.4 million, and as of June 30, 2016, the carrying value approximated the fair value. The carrying value of the Company's other long term debt approximated its fair value as of June 30, 2017 and 2016. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

7. Stock-Based Compensation
During the six months ended June 30, 2017, 3.2 million time-based restricted stock units, 0.2 million time-based stock options, 1.3 million performance-based restricted stock units and 0.5 million performance-based stock options for shares of our Class C common stock were awarded to certain officers and key employees under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The time-based restricted stock units and options have weighted average grant date fair values of $19.03 and $8.17, respectively, and vest in four equal annual installments. The performance-based restricted stock units and options have weighted average grant date fair values of $19.02 and $8.17, respectively, and have vesting conditions tied to the achievement of certain combined annual revenue and operating income targets for 2017 and 2018. Upon the achievement of the targets, one half of the restricted stock units and options will vest each in February 2019 and February 2020. If certain lower levels of combined annual revenue and operating income for 2017 and 2018 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain operating income targets for 2017 and 2018 probable during the six months ended June 30, 2017. The Company assesses the probability of the achievement of the remaining operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $2.3 million would have been recorded during the six months ended June 30, 2017, for these performance-based restricted stock units and options had the achievement of the remaining revenue and operating income targets been deemed probable.
During 2016, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual operating income targets for 2016 and 2017. As of June 30, 2017, the Company deems the achievement of these operating income targets improbable. As such, no expense for these awards has been recorded during the three and six months ended June 30, 2017.

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
As of June 30, 2017, the aggregate notional value of the Company's outstanding foreign currency contracts was $540.5 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to fourteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the three and six months ended June 30, 2017, the Company reclassified $0.9 million and $1.7 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company's foreign currency contracts were a liability of $4.6 million as of June 30, 2017, and were included in accrued expenses on the consolidated balance sheet. The fair values of the Company's foreign currency contracts were assets of $15.2 million and $0.5 million as of December 31, 2016 and June 30, 2016, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Unrealized foreign currency exchange rate gains (losses)	$21,080	$(7,387)	$29,393	$3,861
Realized foreign currency exchange rate gains (losses)	(2,084)	(138)	(2,356)	459
Unrealized derivative gains (losses)	(521)	(1,128)	(1,225)	(917)
Realized derivative gains (losses)	(16,425)	7,145	(22,790)	(2,841)

Interest Rate Risk Management
In order to maintain liquidity and fund business operations, the Company enters into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The Company utilizes interest rate swap contracts to convert a portion of variable rate debt to fixed rate debt. The contracts pay fixed and receive variable rates of interest. The interest rate swap contracts are accounted for as cash flow hedges. Accordingly, the effective portion of the changes in their fair value are recorded in other comprehensive income and reclassified into interest expense over the life of the underlying debt obligation. Refer to Note 4 for a discussion of long term debt.
As of June 30, 2017, the notional value of the Company's outstanding interest rate swap contracts was $144.4 million. During the three months ended June 30, 2017 and 2016, the Company recorded a $0.3 million and $0.6 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2017 and 2016, the Company recorded a $0.6 million and $1.1 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were liabilities of less than $0.1 million as of June 30, 2017, and were included in other long term liabilities on the consolidated balance sheet. The fair values of the interest rate swap contracts were liabilities of $5.1 million as of June 30, 2016, and were included in other long term liabilities on the consolidated balance sheet.
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

9. Provision for Income Taxes
Provision for income taxes decreased $16.8 million to $1.4 million during the six months ended June 30, 2017 from $18.2 million during the same period in 2016. For the six months ended June 30, 2017, the Company's effective tax rate was (10.3)% compared to 41.6% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was lower than the effective tax rate for the six months ended June 30, 2016 primarily due to reserves for net operating losses in foreign markets which are discrete events in the period.

10. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator
Net income (loss)	$(12,308)	$6,344	$(14,581)	$25,524
Adjustment payment to Class C capital stockholders	—	59,000	—	59,000
Net loss available to all stockholders	$(12,308)	$(52,656)	$(14,581)	$(33,476)
Denominator
Weighted average common shares outstanding Class A and B	219,168	217,711	218,938	217,262
Effect of dilutive securities Class A and B	—	3,665	—	4,241
Weighted average common shares and dilutive securities outstanding Class A and B	219,168	221,376	218,938	221,503

Weighted average common shares outstanding Class C	221,255	217,832	220,956	217,323
Effect of dilutive securities Class C	—	3,664	—	4,240
Weighted average common shares and dilutive securities outstanding Class C	221,255	221,496	220,956	221,563

Basic net loss per share of Class A and B common stock	$(0.03)	$(0.12)	$(0.03)	$(0.08)
Basic net income (loss) per share of Class C common stock	$(0.03)	$0.15	$(0.03)	$0.19
Diluted net loss per share of Class A and B common stock	$(0.03)	$(0.12)	$(0.03)	$(0.08)
Diluted net income (loss) per share of Class C common stock	$(0.03)	$0.15	$(0.03)	$0.19

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. As the Company incurred net losses for the three and six months ended June 30, 2017, there were no warrants, stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
For the three months ended June 30, 2016, stock options and restricted stock units representing 25.2 thousand shares of Class A common stock outstanding and 49.5 thousand shares of Class C common stock outstanding were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.
For the six months ended June 30, 2016, stock options and restricted stock units representing 195.1 thousand shares of Class A common stock outstanding and 217.5 thousand shares of Class C common stock outstanding were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net revenues
North America	$829,805	$827,132	$1,701,076	$1,707,727
EMEA	103,896	66,193	206,751	132,460
Asia-Pacific	93,574	49,553	179,392	103,175
Latin America	38,001	34,408	76,455	63,875
Connected Fitness	22,969	23,497	41,902	41,998
Intersegment eliminations	—	—	—	(750)
Total net revenues	$1,088,245	$1,000,783	$2,205,576	$2,048,485

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Operating income (loss)
North America	$(5,417)	$28,149	$(1,703)	$68,244
EMEA	(4,616)	(2,956)	(2,987)	(35)
Asia-Pacific	15,249	9,913	34,877	27,247
Latin America	(8,093)	(8,194)	(15,952)	(17,200)
Connected Fitness	(1,908)	(7,534)	(11,484)	(23,995)
Total operating income (loss)	(4,785)	19,378	2,751	54,261
Interest expense, net	(7,841)	(5,754)	(15,662)	(10,286)
Other expense, net	(2,884)	(2,955)	(313)	(253)
Income (loss) before income taxes	$(15,510)	$10,669	$(13,224)	$43,722

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Revenues
Apparel	$680,653	$612,840	$1,396,090	$1,279,411
Footwear	236,925	242,706	506,583	506,952
Accessories	122,588	100,734	211,686	180,435
Total net sales	1,040,166	956,280	2,114,359	1,966,798
License revenues	25,110	21,006	49,315	40,439
Connected Fitness	22,969	23,497	41,902	41,998
Intersegment eliminations	—	—	—	(750)
Total net revenues	$1,088,245	$1,000,783	$2,205,576	$2,048,485

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, our anticipated charges and restructuring costs and the timing of these measures, the development and introduction of new products, the implementation of our marketing and branding strategies and future benefits and opportunities from acquisitions and other significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) (our “2016 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to successfully execute our restructuring plan and realize its expected benefits;

•	our ability to effectively drive operational efficiency in our business;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	our ability to effectively develop and launch new, innovative and updated products;

•	fluctuations in the costs of our products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

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
Financial highlights for the three months ended June 30, 2017 as compared to the prior year period include:

•	Net revenues increased 8.7%.

•	Wholesale and Direct to Consumer revenues increased 3.0% and 20.2%, respectively.

•	Apparel and accessories revenue increased 11.1% and 21.7%, respectively. Footwear revenue declined 2.4% to $237 million.

•	Revenue in our North America segment increased 0.3%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 88.8%, 57.0% and 10.4%, respectively.

•	Selling, general and administrative expense increased 9.8%.

•	Gross margin decreased 190 basis points.
On July 27, 2017, our Board of Directors approved a restructuring plan to more closely align our financial resources with the critical priorities of our business. In conjunction with this plan, we expect to incur total estimated pre-tax restructuring and related charges of approximately $110.0 million to $130.0 million for the year ended December 31, 2017. The strategic shifts associated with this restructuring plan may impact the future cash flow assumptions in our Connected Fitness reporting unit. We expect to finalize our assumptions during the third quarter of 2017, which could impact the carrying value of assets in our Connected Fitness Reporting unit.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $24.2 million and $19.3 million for the three months ended June 30, 2017 and 2016, respectively, and $48.9 million and $39.4 million for the six months ended June 30, 2017 and 2016, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net revenues	$1,088,245	$1,000,783	$2,205,576	$2,048,485
Cost of goods sold	589,999	523,136	1,201,907	1,090,202
Gross profit	498,246	477,647	1,003,669	958,283
Selling, general and administrative expenses	503,031	458,269	1,000,918	904,022
Income (loss) from operations	(4,785)	19,378	2,751	54,261
Interest expense, net	(7,841)	(5,754)	(15,662)	(10,286)
Other expense, net	(2,884)	(2,955)	(313)	(253)
Income (loss) before income taxes	(15,510)	10,669	(13,224)	43,722
Income tax expense (benefit)	(3,202)	4,325	1,357	18,198
Net income (loss)	$(12,308)	$6,344	$(14,581)	$25,524

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.2%	52.3%	54.5%	53.2%
Gross profit	45.8%	47.7%	45.5%	46.8%
Selling, general and administrative expenses	46.2%	45.8%	45.4%	44.2%
Income (loss) from operations	(0.4)%	1.9%	0.1%	2.6%
Interest expense, net	(0.7)%	(0.5)%	(0.7)%	(0.5)%
Other expense, net	(0.3)%	(0.3)%	—%	—%
Income (loss) before income taxes	(1.4)%	1.1%	(0.6)%	2.1%
Income tax expense (benefit)	(0.3)%	0.5%	0.1%	0.9%
Net income (loss)	(1.1)%	0.6%	(0.7)%	1.2%

Consolidated Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net revenues increased $87.4 million, or 8.7%, to $1,088.2 million for the three months ended June 30, 2017 from $1,000.8 million during the same period in 2016. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$680,653	$612,840	$67,813	11.1%
Footwear	236,925	242,706	(5,781)	(2.4)%
Accessories	122,588	100,734	21,854	21.7%
Total net sales	1,040,166	956,280	83,886	8.8%
License revenues	25,110	21,006	4,104	19.5%
Connected Fitness	22,969	23,497	(528)	(2.2)%
Total net revenues	$1,088,245	$1,000,783	$87,462	8.7%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by men's and women's training and golf and tennis; and

•	Accessories unit sales growth led by men's and women's training.
License revenues increased $4.1 million, or 19.5%, to $25.1 million for the three months ended June 30, 2017 from $21.0 million during the same period in 2016 driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue decreased $0.5 million, or 2.2%, to $23.0 million for the three months ended June 30, 2017 from $23.5 million during the same period in 2016 primarily driven by a decrease in hardware sales, partially offset by increases in paid subscribers and in advertising revenues.
Gross profit increased $20.6 million to $498.2 million for the three months ended June 30, 2017 from $477.6 million for the same period in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 190 basis points to 45.8% for the three months ended June 30, 2017 compared to 47.7% during the same period in 2016. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 210 basis point decrease driven by our inventory management and pricing strategies, which we expect to continue for the remainder of the year;

•	approximate 70 basis point decrease driven by higher air freight due to an enterprise resource planning implementation, which impacted the timing and method of shipments to certain key customers; and

•	approximate 40 basis point decrease driven by foreign exchange rates.
The above decreases were partially offset by:

•	approximate 100 basis point increase driven by favorable sales channel mix primarily due to lower liquidations and higher direct to consumer sales as a percentage of total sales; and

•	approximate 40 basis point increase driven by favorable product mix primarily due to lower footwear sales as a percentage of total sales.
Selling, general and administrative expenses increased $44.7 million to $503.0 million for the three months ended June 30, 2017 from $458.3 million for the same period in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 46.2% for the three months ended June 30, 2017 compared to 45.8% for the same period in 2016. These changes were primarily attributable to the following:

•
Marketing costs increased $28.3 million to $136.1 million for the three months ended June 30, 2017 from $107.8 million for the same period in 2016. This increase was primarily due to the timing of marketing expenses related to investments in our collegiate and professional athlete sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs increased to 12.5% for the three months ended June 30, 2017 from 10.8% for the same period in 2016.

•
Other costs increased $16.5 million to $367.0 million for the three months ended June 30, 2017 from $350.5 million for the same period in 2016. This increase was driven primarily by higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business. Other costs for the three months ended June 30, 2016 included $23.2 million of expense related to the liquidation of one of our wholesale customers. As a percentage of net revenues, other costs decreased to 33.7% for the three months ended June 30, 2017 from 35.0% for the same period in 2016.
Income (loss) from operations decreased $24.2 million to a loss of $4.8 million for the three months ended June 30, 2017 from income of $19.4 million for the same period in 2016. Income (loss) from operations as a percentage of net revenues decreased to a loss of 0.4% for the three months ended June 30, 2017 from income of 1.9% for the same period in 2016.
Interest expense, net increased $2.0 million to $7.8 million for the three months ended June 30, 2017 from $5.8 million for the same period in 2016. This increase was primarily due to interest on the $600 million in Senior Notes issued in June of 2016.
Other expense, net decreased $0.1 million to expense of $2.9 million for the three months ended June 30, 2017 from expense of $3.0 million for the same period in 2016.
Provision for income taxes decreased $7.5 million to a benefit of $3.2 million during the three months ended June 30, 2017 from $4.3 million during the same period in 2016. For the three months ended June 30, 2017, our effective tax rate was 20.6% compared to 40.5% for the same period in 2016. The effective tax rate for the three months ended June 30, 2017 was lower than the effective tax rate for the three months ended June 30, 2016, primarily due to reserves for net operating losses in foreign markets which are discrete events in the period, partially offset by permanent benefits resulting from our required adoption of Accounting Standards Update ("ASU") 2016-09.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net revenues increased $157.1 million, or 7.7%, to $2,205.6 million for the six months ended June 30, 2017 from $2,048.5 million during the same period in 2016. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$1,396,090	$1,279,411	$116,679	9.1%
Footwear	506,583	506,952	(369)	(0.1)%
Accessories	211,686	180,435	31,251	17.3%
Total net sales	2,114,359	1,966,798	147,561	7.5%
License revenues	49,315	40,439	8,876	21.9%
Connected Fitness	41,902	41,998	(96)	(0.2)%
Intersegment eliminations	—	(750)	750	100.0%
Total net revenues	$2,205,576	$2,048,485	$157,091	7.7%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by men's and women's training and golf and tennis; and

•	Accessories unit sales growth led by men's and women's training.
License revenues increased $8.9 million, or 21.9%, to $49.3 million during the six months ended June 30, 2017 from $40.4 million during the same period in 2016, driven primarily by increased revenue from our licensing partners in North America and Japan.
Connected Fitness revenue decreased $0.1 million, or 0.2%, to $41.9 million during the six months ended June 30, 2017 from $42.0 million during the same period in 2016, primarily driven by a decrease in hardware sales, partially offset by an increase in paid subscribers and an increase in advertising revenues.
Gross profit increased $45.4 million to $1,003.7 million for the six months ended June 30, 2017 from $958.3 million for the same period in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 130 basis points to 45.5% for the six months ended June 30, 2017 compared to 46.8% for the same period in 2016. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 180 basis point decrease driven by our inventory management and pricing strategies, which we expect to continue for the remainder of the year;

•	approximate 50 basis point decrease driven by higher air freight due to an enterprise resource planning implementation, which impacted the timing and method of shipments to certain key customers; and

•	approximate 40 basis point decrease driven by foreign exchange rates.

The above decreases were partially offset by:

•	approximate 120 basis point increase driven by favorable sales channel mix primarily due to lower liquidations and higher direct to consumer sales as a percentage of total sales; and

•	approximate 30 basis point increase driven by favorable product mix primarily due to lower footwear sales as a percentage of total sales.
Selling, general and administrative expenses increased $96.9 million to $1,000.9 million for the six months ended June 30, 2017 from $904.0 million for the same period in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 45.4% for the six months ended June 30, 2017 compared to 44.2% for the same period in 2016. These changes were primarily attributable to the following:

•
Marketing costs increased $34.1 million to $264.4 million for the six months ended June 30, 2017 from $230.3 million for the same period in 2016. This increase was primarily due to the timing of marketing expenses related to investments in our collegiate and professional athlete sponsorships and increased marketing in connection with the growth of our international business. As a percentage of net revenues, marketing costs increased to 12.0% for the six months ended June 30, 2017 from 11.2% for the same period in 2016.

•
Other costs increased $62.8 million to $736.5 million for the six months ended June 30, 2017 from $673.7 million for the same period in 2016. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, as well as increased investment in our factory house stores. Other costs for the six months ended June 30, 2016 included $24.5 million of expense related to the liquidation of one of our wholesale customers. As a percentage of net revenues, other costs increased to 33.4% for the six months ended June 30, 2017 from 32.9% for the same period in 2016.

Income from operations decreased $51.5 million to $2.8 million for the six months ended June 30, 2017 from $54.3 million for the same period in 2016. Income from operations as a percentage of net revenues decreased to 0.1% for the six months ended June 30, 2017 from 2.6% for the same period in 2016.
Interest expense, net increased $5.4 million to $15.7 million for the six months ended June 30, 2017 from $10.3 million for the same period in 2016. This increase was primarily due to interest on the $600 million in Senior Notes issued in June of 2016.
Other expense, net was $0.3 million for the six months ended June 30, 2017 which is consistent with the same period in 2016.
Provision for income taxes decreased $16.8 million to $1.4 million during the six months ended June 30, 2017 from $18.2 million during the same period in 2016. For the six months ended June 30, 2017, our effective tax rate was (10.3)% compared to 41.6% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was lower than the effective tax rate for the six months ended June 30, 2016, primarily due to reserves for net operating losses in foreign markets which are discrete events in the period.

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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net revenues by segment are summarized below:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$829,805	$827,132	$2,673	0.3%
EMEA	103,896	66,193	37,703	57.0%
Asia-Pacific	93,574	49,553	44,021	88.8%
Latin America	38,001	34,408	3,593	10.4%
Connected Fitness	22,969	23,497	(528)	(2.2)%
Total net revenues	$1,088,245	$1,000,783	$87,462	8.7%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment increased $2.7 million to $829.8 million for the three months ended June 30, 2017 from $827.1 million for the same period in 2016 primarily due to strong growth in our direct to consumer channel, partially offset by lower sales in our wholesale channel.

•
Net revenues in our EMEA operating segment increased $37.7 million to $103.9 million for the three months ended June 30, 2017 from $66.2 million for the same period in 2016 primarily due to unit sales growth to wholesale partners in the United Kingdom, Austria and Italy.

•
Net revenues in our Asia-Pacific operating segment increased $44.0 million to $93.6 million for the three months ended June 30, 2017 from $49.6 million for the same period in 2016 primarily due to store growth in China and Korea and increased unit sales growth to our distribution partners in Taiwan and Southeast Asia.

•
Net revenues in our Latin America operating segment increased $3.6 million to $38.0 million for the three months ended June 30, 2017 from $34.4 million for the same period in 2016 primarily due to unit sales growth in our Direct to Consumer channel in Brazil and Chile.

•
Net revenues in our Connected Fitness operating segment decreased $0.5 million to $23.0 million from $23.5 million for the same period in 2016 primarily driven by a decrease in hardware sales, partially offset by an increase in paid subscribers and an increase in advertising revenues.

Operating income (loss) by segment is summarized below:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$(5,417)	$28,149	$(33,566)	(119.2)%
EMEA	(4,616)	(2,956)	(1,660)	(56.2)%
Asia-Pacific	15,249	9,913	5,336	53.8%
Latin America	(8,093)	(8,194)	101	1.2%
Connected Fitness	(1,908)	(7,534)	5,626	74.7%
Total operating income	$(4,785)	$19,378	$(24,163)	(124.7)%
The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $33.5 million to a $5.4 million operating loss for the three months ended June 30, 2017 from $28.1 million for the same period in 2016 primarily due to lower sales growth in the current period, the decrease in gross margin discussed above in the Consolidated Results of Operations and continued investments in our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business. Operating income in our North America operating segment for the three months ended June 30, 2016 was negatively impacted by $23.2 million of expense related to the liquidation of one of our wholesale customers.

•
Operating loss in our EMEA operating segment increased $1.6 million to $4.6 million for the three months ended June 30, 2017 from $3.0 million for the same period in 2016 primarily due to higher air freight incurred as a result of an enterprise resource planning implementation, which impacted the method of shipments to certain key customers. This decrease was partially offset by the sales growth discussed above.

•
Operating income in our Asia-Pacific operating segment increased $5.3 million to $15.2 million for the three months ended June 30, 2017 from $9.9 million for the same period in 2016 primarily due to the sales growth discussed above. This increase was offset by investments in our direct to consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment decreased $0.1 million to $8.1 million for the three months ended June 30, 2017 from $8.2 million for the same period in 2016 primarily due to the sales growth discussed above.

•
Operating loss in our Connected Fitness segment decreased $5.6 million to $1.9 million for the three months ended June 30, 2017 from $7.5 million for the same period in 2016 primarily driven by decreased incentive compensation due to lower headcount.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$1,701,076	$1,707,727	$(6,651)	(0.4)%
EMEA	206,751	132,460	74,291	56.1%
Asia-Pacific	179,392	103,175	76,217	73.9%
Latin America	76,455	63,875	12,580	19.7%
Connected Fitness	41,902	41,998	(96)	(0.2)%
Intersegment eliminations	—	(750)	750	100.0%
Total net revenues	$2,205,576	$2,048,485	$157,091	7.7%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $6.6 million to $1,701.1 million for the six months ended June 30, 2017 from $1,707.7 million for the same period in 2016 primarily due to lower sales in our wholesale channel, partially offset by strong growth in our direct to consumer channel.

•
Net revenues in our EMEA operating segment increased $74.3 million to $206.8 million for the six months ended June 30, 2017 from $132.5 million for the same period in 2016 primarily due to unit sales growth to wholesale partners in the United Kingdom and Germany.

•
Net revenues in our Asia-Pacific operating segment increased $76.2 million to $179.4 million for the six months ended June 30, 2017 from $103.2 million for the same period in 2016 primarily due to store growth in China and Korea and increased unit sales growth to our distribution partners in Taiwan and Southeast Asia.

•
Net revenues in our Latin America operating segment increased $12.6 million to $76.5 million for the six months ended June 30, 2017 from $63.9 million for the same period in 2016 primarily due to unit sales growth to wholesale partners and through our direct to consumer channels in Mexico, Chile, and Brazil.

•
Net revenues in our Connected Fitness operating segment decreased $0.1 million to $41.9 million for the six months ended June 30, 2017 from $42.0 million for the same period in 2016 primarily driven by a decrease in hardware sales, partially offset by an increase in paid subscribers and an increase in advertising revenues.

Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$(1,703)	$68,244	$(69,947)	(102.5)%
EMEA	(2,987)	(35)	(2,952)	(8,434.3)%
Asia-Pacific	34,877	27,247	7,630	28.0%
Latin America	(15,952)	(17,200)	1,248	7.3%
Connected Fitness	(11,484)	(23,995)	12,511	52.1%
Total operating income	$2,751	$54,261	$(51,510)	(94.9)%
The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $69.9 million to a $1.7 million operating loss for the six months ended June 30, 2017 from $68.2 million for the same period in 2016 primarily due to decreases in net sales and gross margin discussed above in the Consolidated Results of Operations and investments in our direct to consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business. Operating income in our North America operating segment for the three months ended June 30, 2016 was negatively impacted by $24.5 million of expense related to the liquidation of one of our wholesale customers.

•
Operating loss in our EMEA operating segment increased $3.0 million to $3.0 million for the six months ended June 30, 2017 from less than $0.1 million for the same period in 2016 primarily due to costs related to a distributor termination. This decrease was partially offset by the sales growth discussed above.

•
Operating income in our Asia-Pacific operating segment increased $7.6 million to $34.9 million for the six months ended June 30, 2017 from $27.3 million for the same period in 2016 primarily due to the sales growth discussed above. This increase was offset by investments in our direct to consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment decreased $1.2 million to $16.0 million for the six months ended June 30, 2017 from $17.2 million for the same period in 2016 primarily due to the sales growth discussed above.

•
Operating loss in our Connected Fitness segment decreased $12.5 million to $11.5 million for the six months ended June 30, 2017 from $24.0 million for the same period in 2016 primarily driven by decreased incentive compensation due to lower headcount.

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

We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of June 30, 2017, we had $1.1 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(62,769)	$(97,915)
Investing activities	(167,273)	(248,539)
Financing activities	140,664	338,538
Effect of exchange rate changes on cash and cash equivalents	4,593	(720)
Net increase (decrease) in cash and cash equivalents	$(84,785)	$(8,636)
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
Cash used in operating activities decreased $35.1 million to $62.8 million for the six months ended June 30, 2017 from $97.9 million during the same period in 2016. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $148.9 million offset by a decrease in net income adjusted for non-cash items of $114.2 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by:

•
an increase in the change in accounts receivable of $108.4 million in the current period compared to the prior period, primarily due to the timing of cash collections from new customers; partially offset by

•
a decrease in the change in accounts payable of $61.5 million in the current period compared to the prior period, primarily due to the timing and acceleration of inventory payments as a result of our Enterprise Resource Planning system implementation.

Investing Activities
Cash used in investing activities decreased $81.2 million to $167.3 million for the six months ended June 30, 2017 from $248.5 million for the same period in 2016, primarily due to lower capital expenditures.
Capital expenditures for the full year 2017 are expected to be approximately $350.1 million, comprised primarily of investments in our distribution centers and retail stores.
Financing Activities
Cash provided by financing activities decreased $197.8 million to $140.7 million for the six months ended June 30, 2017 from $338.5 million for the same period in 2016. This decrease was primarily due to lower borrowings on our revolving credit facility.

Capital Resources

Credit Facility
We are party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of June 30, 2017, there was $150.0 million outstanding under the revolving credit facility and $173.8 million of term loan borrowings outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $3.7 million of letters of credit outstanding as of June 30, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2017, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 2.2% and 2.0% during the six months ended June 30, 2017 and 2016, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2017, the commitment fee was 15.0 basis points.

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

The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of June 30, 2017, December 31, 2016 and June 30, 2016, the outstanding balance on the loan was $41.0 million, $42.0 million and $43.0 million, respectively. The weighted average interest rate on the loan was 2.5% and 2.4% for the three and six months ended June 30, 2017, respectively.
Interest expense, net was $7.8 million and $5.8 million for the three months ended June 30, 2017 and 2016, respectively, and $15.7 million and $10.3 million for the six months ended June 30, 2017, and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2016 Form 10-K as updated in our Form 10-Q for the quarter ended June 30, 2017.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2016 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2016 Form 10-K. There were no significant changes to our critical accounting policies during the six months ended June 30, 2017.
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
Global Operating and Financial Reporting System Implementation
Beginning in 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational on July 5, 2017, in our North America, EMEA, and Connected Fitness operations. This is part of a multi-year plan to integrate and upgrade our systems and processes, and we are currently in the process of developing an implementation strategy and roll-out plan for our Asia-Pacific and Latin America operations over the next several years.
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
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.  The Company is supplementing those risk factors by adding the Risk Factor set forth below.
Our restructuring plan may not be successful, or we may not fully realize the expected benefits of our restructuring plan or other operating or cost-saving initiatives.
During the third quarter of 2017, we announced a restructuring plan designed to more closely align our financial resources against the critical priorities of our business.  This plan included a reduction in our global workforce, as well as other initiatives to improve operational efficiencies.  Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions.  These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, damage to our reputation and brand image and workforce attrition beyond planned reductions.  If we are unable to successfully implement and manage our restructuring plans, we may not achieve our targeted operational improvements and efficiencies, including planned cost reductions.  This could adversely impact our operating results and financial condition, and our future results of operations.   In addition, if we fail to achieve targeted operating improvements and/or cost reductions, we may be required to implement additional restructuring-related activities, which may be dilutive to our earnings in the short term.

ITEM 6. EXHIBITS

Exhibit No.

3.01	Under Armour, Inc., Third Amended and Restated Bylaws (incorporated by reference to the Company's Current Report on Form 8-K filed on June 27, 2017)

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: August 8, 2017