Form 10-Q
period 2017-09-30
Under Armour, Inc.
filed 2017-11-09
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2017 there were 185,130,747 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 222,117,109 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2017	December 31, 2016	September 30, 2016
Assets
Current assets
Cash and cash equivalents	$258,002	$250,470	$179,954
Accounts receivable, net	733,292	622,685	713,731
Inventories	1,180,653	917,491	970,621
Prepaid expenses and other current assets	284,895	174,507	162,255
Total current assets	2,456,842	1,965,153	2,026,561
Property and equipment, net	868,250	804,211	751,286
Goodwill	559,318	563,591	576,903
Intangible assets, net	48,646	64,310	68,248
Deferred income taxes	97,147	136,862	155,592
Other long term assets	100,162	110,204	106,747
Total assets	$4,130,365	$3,644,331	$3,685,337
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$270,000	$—	$250,000
Accounts payable	482,897	409,679	254,222
Accrued expenses	266,074	208,750	238,284
Current maturities of long term debt	27,000	27,000	27,000
Other current liabilities	54,455	40,387	87,744
Total current liabilities	1,100,426	685,816	857,250
Long term debt, net of current maturities	771,382	790,388	796,768
Other long term liabilities	157,861	137,227	108,165
Total liabilities	2,029,669	1,613,431	1,762,183
Commitments and contingencies (See Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2017, December 31, 2016 and September 30, 2016; 185,128,757 shares issued and outstanding as of September 30, 2017, 183,814,911 shares issued and outstanding as of December 31, 2016, and 183,739,248 shares issued and outstanding as of September 30, 2016.	61	61	61
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2017, December 31, 2016 and September 30, 2016.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2017, December 31, 2016 and September 30, 2016; 222,050,824 shares issued and outstanding as of September 30, 2017, 220,174,048 shares issued and outstanding as of December 31, 2016, and 219,963,397 shares issued and outstanding as of September 30, 2016.	74	73	73
Additional paid-in capital	864,920	823,484	816,390
Retained earnings	1,272,556	1,259,414	1,156,650
Accumulated other comprehensive loss	(36,926)	(52,143)	(50,031)
Total stockholders’ equity	2,100,696	2,030,900	1,923,154
Total liabilities and stockholders’ equity	$4,130,365	$3,644,331	$3,685,337
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$1,405,615	$1,471,573	$3,611,192	$3,520,058
Cost of goods sold	760,265	772,949	1,962,172	1,863,151
Gross Profit	645,350	698,624	1,649,020	1,656,907
Selling, general and administrative expenses	498,172	499,314	1,495,992	1,403,336
Restructuring and impairment charges	84,998	—	88,097	—
Income from operations	62,180	199,310	64,931	253,571
Interest expense, net	(9,575)	(8,189)	(25,237)	(18,476)
Other expense, net	(1,069)	(772)	(1,383)	(1,025)
Income before income taxes	51,536	190,349	38,311	234,070
Income tax expense (benefit)	(2,706)	62,124	(1,349)	80,322
Net income	54,242	128,225	39,660	153,748
Adjustment payment to Class C capital stockholders	—	—	—	59,000
Net income available to all stockholders	$54,242	$128,225	$39,660	$94,748

Basic net income per share of Class A and B common stock	$0.12	$0.29	$0.09	$0.22
Basic net income per share of Class C common stock	$0.12	$0.29	$0.09	$0.49
Diluted net income per share of Class A and B common stock	$0.12	$0.29	$0.09	$0.21
Diluted net income per share of Class C common stock	$0.12	$0.29	$0.09	$0.48

Weighted average common shares outstanding Class A and B common stock
Basic	219,491	218,074	219,125	217,535
Diluted	222,848	222,115	222,871	221,709

Weighted average common shares outstanding Class C common stock
Basic	221,784	219,756	221,235	218,147
Diluted	225,591	223,738	225,390	222,301
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$54,242	$128,225	$39,660	$153,748
Other comprehensive income (loss):
Foreign currency translation adjustment	13,782	(6,182)	28,966	(1,917)
Unrealized gain (loss) on cash flow hedge, net of tax of $(1,759) and $769 for the three months ended September 30, 2017 and 2016, respectively, and $(6,270) and $(1,654) for the nine months ended September 30, 2017 and 2016, respectively.	(6,215)	1,411	(18,006)	(3,101)
Gain on intra-entity foreign currency transactions	2,539	—	4,257	—
Total other comprehensive income (loss)	10,106	(4,771)	15,217	(5,018)
Comprehensive income	$64,348	$123,454	$54,877	$148,730
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$39,660	$153,748
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	128,488	105,382
Unrealized foreign currency exchange rate gains	(30,429)	(4,846)
Loss on disposal of property and equipment	1,518	504
Impairment charges	55,116	—
Amortization of bond premium	190	—
Stock-based compensation	34,409	43,445
Excess tax benefit from stock-based compensation arrangements	356	44,444
Deferred income taxes	42,705	(61,561)
Changes in reserves and allowances	43,793	70,565
Changes in operating assets and liabilities:
Accounts receivable	(138,267)	(342,342)
Inventories	(243,696)	(186,472)
Prepaid expenses and other assets	(26,215)	(19,702)
Other non-current assets	(12,554)	—
Accounts payable	86,481	68,093
Accrued expenses and other liabilities	75,526	51,784
Income taxes payable and receivable	(86,274)	40,925
Net cash provided by (used in) operating activities	(29,193)	(36,033)
Cash flows from investing activities
Purchases of property and equipment	(225,924)	(251,378)
Purchases of property and equipment from related parties	—	(70,288)
Purchases of available-for-sale securities	—	(24,230)
Sales of available-for-sale securities	—	30,712
Purchases of other assets	(1,648)	(858)
Net cash used in investing activities	(227,572)	(316,042)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	665,000	1,302,537
Payments on long term debt and revolving credit facility	(415,250)	(889,000)
Employee taxes paid for shares withheld for income taxes	(2,586)	(13,685)
Proceeds from exercise of stock options and other stock issuances	9,717	13,022
Cash dividends paid	—	(2,927)
Payments of debt financing costs	—	(5,250)
Contingent consideration payments for acquisitions	—	(2,424)
Net cash provided by financing activities	256,881	402,273
Effect of exchange rate changes on cash and cash equivalents	7,416	(96)
Net increase in cash and cash equivalents	7,532	50,102
Cash and cash equivalents
Beginning of period	250,470	129,852
End of period	$258,002	$179,954

Non-cash investing and financing activities
Change in accrual for property and equipment	(31,886)	(9,374)
Non-cash dividends	—	(56,073)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016 (the “2016 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other portions thereof.
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
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. The Company's largest customer accounted for 13.1%, 16.0% and 20.2% of accounts receivable as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. For the nine months ended September 30, 2017, no customer accounted for more than 10% of the Company's net revenues. For the nine months ended September 30, 2016, the Company's largest customer accounted for 11.0% of net revenues.
Allowance for Doubtful Accounts
As of September 30, 2017, December 31, 2016 and September 30, 2016, the allowance for doubtful accounts was $13.1 million, $11.3 million and $33.6 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $25.5 million and $25.7 million for the three months ended September 30, 2017 and 2016, respectively, and $74.5 million and $65.1 million, for the nine months ended September 30, 2017 and 2016, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
During the three months ending September 30, 2017, as a change in estimate, the Company reversed $12.3 million of incentive compensation accruals relating to the first two quarters of 2017.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with early adoption for annual and interim periods beginning after December 15, 2016 permitted.
The Company’s initial assessment of the guidance in this ASU has identified wholesale customer support costs, direct to consumer incentive programs and customer related returns as transactions potentially affected by this guidance. While the Company has not completed its evaluation, it expects the impact of the adoption of this ASU would primarily change presentation within our consolidated financial statements but is currently not expected to have a material effect on income from operations.
The Company will adopt the guidance in this new ASU effective January 1, 2018, and plans to use the modified retrospective transition approach, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying this guidance to contracts in effect as of the adoption date. Under this approach, we would not restate the prior financial statements presented. The guidance in this ASU requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
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
In August 2017, the FASB issued ASU 2017-12, which simplifies the application of hedge accounting and more closely aligns hedge accounting with companies' risk management strategies, thereby making more hedging strategies eligible for hedge accounting. This ASU will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact this ASU will have on its financial statements and related disclosures.
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

Excess tax benefits and deficiencies have been classified within cash flows from operating activities and employee taxes paid for shares withheld for income taxes have been classified within cash flows from financing activities on the Consolidated Statement of Cash Flows. This resulted in an increase of $44.4 million to the cash flows from operating activities section and a decrease of $13.7 million to the cash flows from financing activities section of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.
In October 2016, the FASB issued ASU 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the provisions of this ASU on a modified retrospective basis on January 1, 2017, resulting in a cumulative-effect benefit to retained earnings of $26.0 million as of the date of adoption.
In January 2017, the FASB issued ASU 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating step two of the test. The Company adopted the provisions of this ASU on July 1, 2017, and recorded an impairment charge of $28.6 million during its interim goodwill impairment test for the Connected Fitness reporting unit.

3. Restructuring and Impairment
A description of significant restructuring and related impairment charges is included below:
Restructuring
On July 27, 2017, the Company’s Board of Directors approved a restructuring plan (the “restructuring plan”) to more closely align its financial resources with the critical priorities of the business. The Company’s original expectation was to incur estimated pre-tax restructuring and related charges of approximately $110.0 to $130.0 million for the year ended December 31, 2017. In the third quarter of 2017, the Company recognized approximately $59.9 million of pre-tax charges in connection with this restructuring plan, which included $31.2 million of asset impairments and $28.7 million of restructuring related charges including employee related severance, contract terminations and other restructuring related costs. In addition to these charges, the Company also recognized restructuring related goodwill impairment charges of approximately $28.6 million for its Connected Fitness business which was not included in the Company’s original range estimate. Inclusive of the goodwill impairment, the Company now expects to incur total pre-tax restructuring and related charges of approximately $140.0 to $150.0 million for the year ending December 31, 2017.
Impairment
As a part of the restructuring plan, the Company abandoned the use of several assets included within Property and Equipment, resulting in an impairment charge of $14.4 million, reducing the carrying value of these assets to their estimated fair values. Fair value was estimated using an income-approach based on Management’s forecast of future cash flows expected to be derived from the assets' use.
Additionally, in connection with the restructuring plan, strategic decisions were made during the third quarter in 2017 to abandon the use of certain intangible assets in the Company's Connected Fitness reporting unit. These intangible assets included technology and brand names, resulting in total intangible asset impairment charges of $12.1 million, reducing the carrying value of these assets to their estimated fair values. Fair value was estimated using an income-approach based on management’s forecast of future cash flows expected to be derived from the assets use. In addition, the Company also made the strategic decision to not pursue certain other planned future revenue streams in connection with the restructuring plan.
The Company determined sufficient indication existed to trigger the performance of an interim goodwill impairment for Company’s Connected Fitness reporting unit. Using updated cash flow projections, the Company calculated the fair value of the Connected Fitness reporting unit based on the discounted cash flows model. The carrying value exceeded the fair value, resulting in an impairment of goodwill. As the excess of the carrying value for the Connected Fitness reporting unit was greater than the goodwill for this reporting unit, all $28.6 million of goodwill was impaired.
The summary of the costs incurred during the three and nine months ended September 30, 2017, as well as the Company’s current estimates of the amount expected to be incurred during the remainder of 2017, are as follows:

	Restructuring and Impairment Charges incurred		Estimated Restructuring and Impairment Charges to be Incurred
	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended December 31,	Total
(In thousands)	2017	2017	2017 (2)	2017 (2)
Costs recorded in cost of goods sold:
Inventory write-offs (1)	$3,597	$3,597	$—	$3,597
Total costs recorded in cost of goods sold	3,597	3,597	—	3,597

Costs recorded in restructuring and impairment charges:
Goodwill impairment	28,647	28,647	—	28,647
Property and equipment impairment	14,415	14,415	—	14,415
Employee related costs	11,657	12,159	3,000	15,159
Intangible asset impairment	12,054	12,054	—	12,054
Other restructuring related costs	12,603	15,200	23,000	38,200
Contract exit costs	5,622	5,622	31,000	36,622
Total costs recorded in restructuring and impairment charges	84,998	88,097	57,000	145,097
Total restructuring, impairment and restructuring related costs	$88,595	$91,694	$57,000	$148,694
(1) This table includes an additional non-cash charge of $3.6 million for the three and nine months ended September 30, 2017 associated with the reduction of inventory outside of current liquidation channels in line with the restructuring plan.
(2) Estimated restructuring and impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during 2017 in connection with the restructuring plan.

4. Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of September 30, 2017, there was $270.0 million outstanding under the revolving credit facility and $167.5 million of term loan borrowings outstanding.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of September 30, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). The method of calculating these ratios is set forth in the Company's credit agreement and differs from how rating agencies or other companies may calculate similar measures. As of September 30, 2017, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.

Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 2.4% and 2.2% during the three and nine months ended September 30, 2017, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2017, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
The indenture governing the Notes contains covenants, including limitations that restrict the Company’s ability and the ability of certain of its subsidiaries to create or incur secured indebtedness and enter into sale and leaseback transactions and the Company’s ability to consolidate, merge or transfer all or substantially all of its properties or assets to another person, in each case subject to material exceptions described in the indenture. The Company has incurred and deferred $5.3 million in financing costs in connection with the Notes.
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2017, December 31, 2016 and September 30, 2016, the outstanding balance on the loan was $40.5 million, $42.0 million and $42.5 million, respectively. The weighted average interest rate on the loan was 2.7% and 2.5% for the three and nine months ended September 30, 2017, respectively.
Interest expense, net was $9.6 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively, and $25.2 million and $18.5 million for the nine months ended September 30, 2017, and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	September 30, 2017			December 31, 2016			September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)		(7,754)		—	15,238	—	—	1,577	—
Interest rate swap contracts (see Note 8)	—	156	—	—	(420)	—	—	3,953	—
TOLI policies held by the Rabbi Trust	—	5,539	—	—	4,880	—	—	4,819	—
Deferred Compensation Plan obligations	—	(9,301)	—	—	(7,023)	—	—	(6,486)	—

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
As of September 30, 2017, the fair value of the Company's Senior Notes was $557.3 million, and as of September 30, 2016, the carrying value approximated the fair value. The carrying value of the Company's other long term debt approximated its fair value as of September 30, 2017 and 2016. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that has been reduced to fair value when impaired (see Note 3). Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

7. Performance Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the nine months ended September 30, 2017, 1.8 million performance-based restricted stock units and 0.5 million performance-based stock options for shares of our Class C common stock were awarded under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and options have weighted average grant date fair values of $19.05 and $8.17, respectively, and have vesting conditions tied to the achievement of certain combined revenue and operating income targets for 2017 and 2018. Upon the achievement of the targets, one half of the restricted stock units and options will vest each in February 2019 and February 2020.
If certain lower levels of combined annual revenue and operating income for 2017 and 2018 are achieved, fewer or no restricted stock units or options will vest and the remaining restricted stock units and options will be forfeited. The Company deemed the achievement of certain revenue and operating income targets for 2017 and 2018 probable during the nine months ended September 30, 2017. The Company assesses the probability of the achievement of the remaining revenue and operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $4.2 million would have been recorded during the nine months ended September 30, 2017, for these performance-based restricted stock units and options had the achievement of the remaining revenue and operating income targets been deemed probable.
During 2016, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual operating income targets for 2016 and 2017. As of September 30, 2017, the Company deems the achievement of these operating income targets improbable. As such, no expense for these awards has been recorded during the three and nine months ended September 30, 2017.

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
As of September 30, 2017, the aggregate notional value of the Company's outstanding foreign currency contracts was $338.6 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to fourteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure.
During the three and nine months ended September 30, 2017, the Company reclassified $0.1 million and $1.8 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company's foreign currency contracts were a liability of $7.8 million as of September 30, 2017, and were included in accrued expenses on the consolidated balance sheet. The fair values of the Company's foreign currency contracts were assets of $15.2 million and $1.6 million as of December 31, 2016 and September 30, 2016, respectively, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Unrealized foreign currency exchange rate gains (losses)	$1,035	$985	$30,429	$4,846
Realized foreign currency exchange rate gains (losses)	3,221	(2,635)	865	(3,094)
Unrealized derivative gains (losses)	388	516	(838)	(401)
Realized derivative gains (losses)	(4,182)	426	(26,972)	(2,415)
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
As of September 30, 2017, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million. During the three months ended September 30, 2017 and 2016, the Company recorded a $0.2 million and $0.5 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2017 and 2016, the Company recorded a $0.8 million and $1.6 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were assets of $0.2 million and $4.0 million as of September 30, 2017 and 2016, respectively, and were included in other long term assets on the consolidated balance sheet. The fair value of the interest rate swap contracts was a liability of $0.4 million as of December 31, 2016, and was included in other long term liabilities on the consolidated balance sheet.
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

9. Provision for Income Taxes
Provision for income taxes decreased $81.6 million to a benefit of $1.3 million during the nine months ended September 30, 2017 from $80.3 million during the same period in 2016. For the nine months ended September 30, 2017, the Company's effective tax rate was (3.5%) compared to 34.3% for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was lower than the effective tax rate for the nine months ended September 30, 2016 primarily due to challenged results in North America creating a higher proportion of international profits in 2017, partially offset by non-deductible goodwill impairment charges and the recording of certain valuation allowances.
Valuation allowances of $13.2 million were recorded discretely against deferred tax assets as of December 31, 2016 for certain U.S. state jurisdictions. Additionally, valuation allowances were recorded against current year deferred tax assets in certain U.S. state jurisdictions. These valuation allowances were recorded due to lower than expected results in the third quarter of 2017 and a significantly reduced outlook for the remainder of the year.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions which are regularly subject to examination by tax authorities.  Based on the status of current examinations in various taxing jurisdictions, management believes it is reasonably possible that in the next 12 months the amount of the total liability for unrecognized income tax benefits and interest could decrease by up to $16 million.

10. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Numerator
Net income	$54,242	$128,225	$39,660	$153,748
Adjustment payment to Class C capital stockholders	—	—	—	59,000
Net income available to all stockholders	$54,242	$128,225	$39,660	$94,748
Denominator
Weighted average common shares outstanding Class A and B	219,491	218,074	219,125	217,535
Effect of dilutive securities Class A and B	3,357	4,041	3,746	4,174
Weighted average common shares and dilutive securities outstanding Class A and B	222,848	222,115	222,871	221,709

Weighted average common shares outstanding Class C	221,784	219,756	221,235	218,147
Effect of dilutive securities Class C	3,807	3,982	4,155	4,154
Weighted average common shares and dilutive securities outstanding Class C	225,591	223,738	225,390	222,301

Basic net income per share of Class A and B common stock	$0.12	$0.29	$0.09	$0.22
Basic net income per share of Class C common stock	$0.12	$0.29	$0.09	$0.49
Diluted net income per share of Class A and B common stock	$0.12	$0.29	$0.09	$0.21
Diluted net income per share of Class C common stock	$0.12	$0.29	$0.09	$0.48

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 233.8 thousand and 83.7 thousand shares of Class A common stock outstanding for the three months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 4.0 million and 1.1 million shares of Class C common stock outstanding for the three months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 272.3 thousand and 86.9 thousand shares of Class A common stock outstanding for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 4.1 million and 0.4 million shares of Class C common stock outstanding for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net revenues
North America	$1,077,088	$1,225,188	$2,778,165	$2,932,915
EMEA	127,932	105,099	334,683	237,559
Asia-Pacific	130,320	85,810	309,712	188,985
Latin America	46,887	35,295	123,342	99,170
Connected Fitness	23,388	20,181	65,290	62,179
Intersegment eliminations	—	—	—	(750)
Total net revenues	$1,405,615	$1,471,573	$3,611,192	$3,520,058

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Operating income
North America	$65,827	$182,840	$64,124	$251,084
EMEA	16,977	8,383	13,990	8,348
Asia-Pacific	34,173	27,151	69,050	54,399
Latin America	(10,223)	(10,550)	(26,175)	(27,751)
Connected Fitness	(44,574)	(8,514)	(56,058)	(32,509)
Total operating income	62,180	199,310	64,931	253,571
Interest expense, net	(9,575)	(8,189)	(25,237)	(18,476)
Other expense, net	(1,069)	(772)	(1,383)	(1,025)
Income before income taxes	$51,536	$190,349	$38,311	$234,070
The operating income information presented above includes the impact of restructuring and impairment charges related to the Company's restructuring plan. Charges incurred and expected to be incurred by segment in connection with the restructuring plan are as follows:

	Costs Incurred		Estimated Costs to be Incurred
	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended December 31,	Total
(In thousands)	2017 (1)	2017 (1)	2017 (1)	2017
Costs recorded in restructuring and impairment charges:
North America	$30,965	$33,563	$49,000	$82,563
EMEA	184	184	8,000	8,184
Asia-Pacific	—	—	—	—
Latin America	6,039	6,540	—	6,540
Connected Fitness	47,810	47,810	—	47,810
Total costs recorded in restructuring and impairment charges	$84,998	$88,097	$57,000	$145,097

(1) This table excludes additional non-cash charges of $3.6 million for the three and nine months ended September 30, 2017 associated with the reduction of inventory outside of current liquidation channels in line with the restructuring plan.

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net Revenues
Apparel	$939,364	$1,021,185	$2,335,454	$2,300,596
Footwear	285,052	278,891	791,637	785,843
Accessories	123,487	121,832	335,172	302,267
Total net sales	1,347,903	1,421,908	3,462,263	3,388,706
License revenues	34,324	29,484	83,639	69,923
Connected Fitness	23,388	20,181	65,290	62,179
Intersegment eliminations	—	—	—	(750)
Total net revenues	$1,405,615	$1,471,573	$3,611,192	$3,520,058

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) (our “2016 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to successfully execute our restructuring plan and realize its expected benefits;

•	our ability to effectively drive operational efficiency in our business;

•	any disruptions, delays or deficiencies in the design or implementation of our new global operating and financial reporting information technology system;

•	our ability to effectively manage our growth and a more complex global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	our ability to effectively develop and launch new, innovative and updated products;

•	fluctuations in the costs of our products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

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
Our net revenues grew to $4,825.3 million in 2016 from $1,834.9 million in 2012. We believe that our growth in net revenues has been driven by increasing consumer interest in our products and the strength of the Under Armour brand in the market place. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels, international expansion and engaging with consumers through our Connected Fitness business.  While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
Financial highlights for the three months ended September 30, 2017 as compared to the prior year period include:

•	Net revenues decreased 4.5%.

•	Wholesale revenue decreased 13.2% and Direct to Consumer revenue increased 14.6%.

•	Apparel revenue decreased 8.0%. Footwear and accessories revenues grew 2.2% and 1.4%, respectively.

•	Revenue in our North America segment decreased 12.1%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 51.9%, 21.7% and 32.8%, respectively.

•	Selling, general and administrative expense decreased 0.2%.

•	Gross margin decreased 160 basis points.
On July 27, 2017, our Board of Directors approved a restructuring plan (the “restructuring plan”) to more closely align our financial resources with our critical priorities of the business. Our original expectation was to incur estimated pre-tax restructuring and related charges of approximately $110.0 to $130.0 million for the year ended December 31, 2017. In the third quarter of 2017, we recognized approximately $59.9 million of pre-tax charges in connection with this restructuring plan, which included $31.2 million of asset impairments and $28.7 million of restructuring related charges including employee related severance, contract terminations and other restructuring related costs. In addition to these charges, we also recognized restructuring related goodwill impairment charges of approximately $28.6 million for our Connected Fitness business which was not included our original range estimate. Inclusive of the goodwill impairment, we now expect to incur total pre-tax restructuring and related charges of approximately $140.0 to $150.0 million for the year ending December 31, 2017.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $25.5 million and $25.7 million for the three months ended September 30, 2017 and 2016, respectively, and $74.5 million and $65.1 million for the nine months ended September 30, 2017 and 2016, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$1,405,615	$1,471,573	$3,611,192	$3,520,058
Cost of goods sold	760,265	772,949	1,962,172	1,863,151
Gross Profit	645,350	698,624	1,649,020	1,656,907
Selling, general and administrative expenses	498,172	499,314	1,495,992	1,403,336
Restructuring and impairment charges	84,998	—	88,097	—
Income from operations	62,180	199,310	64,931	253,571
Interest expense, net	(9,575)	(8,189)	(25,237)	(18,476)
Other expense, net	(1,069)	(772)	(1,383)	(1,025)
Income before income taxes	51,536	190,349	38,311	234,070
Income tax expense (benefit)	(2,706)	62,124	(1,349)	80,322
Net income	$54,242	$128,225	$39,660	$153,748

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.1%	52.5%	54.3%	52.9%
Gross profit	45.9%	47.5%	45.7%	47.1%
Selling, general and administrative expenses	35.4%	34.0%	41.4%	39.9%
Restructuring and impairment charges	6.0%	—%	2.4%	—%
Income from operations	4.4%	13.5%	1.8%	7.2%
Interest expense, net	(0.7)%	(0.5)%	(0.7)%	(0.6)%
Other expense, net	(0.1)%	(0.1)%	—%	—%
Income before income taxes	3.7%	12.9%	1.1%	6.6%
Income tax expense (benefit)	(0.2)%	4.2%	—%	2.2%
Net income	3.9%	8.7%	1.1%	4.4%

Consolidated Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net revenues decreased $66.0 million, or 4.5%, to $1,405.6 million for the three months ended September 30, 2017 from $1,471.6 million during the same period in 2016. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$939,364	$1,021,185	$(81,821)	(8.0)%
Footwear	285,052	278,891	6,161	2.2%
Accessories	123,487	121,832	1,655	1.4%
Total net sales	1,347,903	1,421,908	(74,005)	(5.2)%
License revenues	34,324	29,484	4,840	16.4%
Connected Fitness	23,388	20,181	3,207	15.9%
Total net revenues	$1,405,615	$1,471,573	$(65,958)	(4.5)%
The decrease in net sales was driven primarily by:

•	A decline in apparel unit sales in multiple categories led by outdoor, women's training and youth performance, partially offset by unit sales growth in golf and sportstyle.
License revenues increased $4.8 million, or 16.4%, to $34.3 million for the three months ended September 30, 2017 from $29.5 million during the same period in 2016 driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue increased $3.2 million, or 15.9%, to $23.4 million for the three months ended September 30, 2017 from $20.2 million during the same period in 2016, primarily driven by an increase in partnership revenue.
Gross profit decreased $53.2 million to $645.4 million for the three months ended September 30, 2017 from $698.6 million for the same period in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 160 basis points to 45.9% for the three months ended September 30, 2017 compared to 47.5% during the same period in 2016. The decrease in gross margin percentage was primarily driven by the following:

•
approximate 100 basis point decrease due to inventory management strategies in North America including pricing and a higher concentration of sales to our off price partners, which we expect to continue for the remainder of the year;

•	approximate 50 basis point decrease driven by higher air freight;

•	approximate 50 basis point decrease due to our international business representing a higher percentage of sales, which we expect to continue for the remainder of the year; and

•	approximate 30 basis point decrease due to the write-off of inventory as a part of our restructuring plan.
The above decreases were partially offset by:

•	approximate 50 basis point increase driven by favorable product input costs; and

•	approximate 20 basis point increase driven by the weakening of the U.S. dollar positively impacting our gross margin within our businesses outside of the United States.
Selling, general and administrative expenses decreased $1.1 million to $498.2 million for the three months ended September 30, 2017 from $499.3 million for the same period in 2016. Within selling, general and administrative expense:

•
Marketing costs increased $4.4 million to $143.9 million for the three months ended September 30, 2017 from $139.5 million for the same period in 2016. This increase was primarily due to increased marketing in connection with the growth of our international business, partially offset by decreased marketing spend in our North America direct-to-consumer business. As a percentage of net revenues, marketing costs increased to 10.2% for the three months ended September 30, 2017 from 9.5% for the same period in 2016.

•
Other costs decreased $5.5 million to $354.3 million for the three months ended September 30, 2017 from $359.8 million for the same period in 2016. This decrease was driven primarily by the reversal of incentive compensation accruals, which was partially offset by higher personnel and other costs incurred for the continued expansion of our direct-to-consumer distribution channel, including increased costs related to retail stores, distribution facilities and our e-commerce business. As a percentage of net revenues, other costs increased to 25.2% for the three months ended September 30, 2017 from 24.4% for the same period in 2016.

As a percentage of net revenues, selling, general and administrative expenses increased to 35.4% for the three months ended September 30, 2017 compared to 34.0% for the same period in 2016, primarily due to the decrease in net revenue described above.
Income from operations decreased $137.1 million to $62.2 million for the three months ended September 30, 2017 from income of $199.3 million for the same period in 2016, and as a percentage of net revenues decreased to 4.4% for the three months ended September 30, 2017 from 13.5% for the same period in 2016. Income from operations for the three months ended September 30, 2017 was negatively impacted by $85.0 million of restructuring and impairment charges in connection with the restructuring plan.
Interest expense, net increased $1.4 million to $9.6 million for the three months ended September 30, 2017 from $8.2 million for the same period in 2016. This increase was primarily due to an increase in borrowing on our revolving credit facility.
Other expense, net increased $0.3 million to expense of $1.1 million for the three months ended September 30, 2017 from expense of $0.8 million for the same period in 2016.
Provision for income taxes decreased $64.8 million to a benefit of $2.7 million during the three months ended September 30, 2017 from $62.1 million during the same period in 2016. For the three months ended September 30, 2017, our effective tax rate was (5.3)% compared to 32.6% for the same period in 2016. The effective tax rate for the three months ended September 30, 2017 was lower than the effective tax rate for the three months ended September 30, 2016, primarily due to challenged results in North America creating a higher proportion of international profits in 2017, partially offset by non-deductible goodwill impairment charges (See Note 3 to our Consolidated Financial Statements) and the recording of certain valuation allowances.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net revenues increased $91.1 million, or 2.6%, to $3,611.2 million for the nine months ended September 30, 2017 from $3,520.1 million during the same period in 2016. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$2,335,454	$2,300,596	$34,858	1.5%
Footwear	791,637	785,843	5,794	0.7%
Accessories	335,172	302,267	32,905	10.9%
Total net sales	3,462,263	3,388,706	73,557	2.2%
License revenues	83,639	69,923	13,716	19.6%
Connected Fitness	65,290	62,179	3,111	5.0%
Intersegment eliminations	—	(750)	750	100.0%
Total net revenues	$3,611,192	$3,520,058	$91,134	2.6%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth in men's training and golf, partially offset by unit sales decline in outdoor;

•	Footwear unit sales growth in run, partially offset by unit sales decline in basketball; and

•	Accessories unit sales growth led by men's training.
License revenues increased $13.7 million, or 19.6%, to $83.6 million during the nine months ended September 30, 2017 from $69.9 million during the same period in 2016, driven primarily by increased revenue from our licensing partners in North America.
Connected Fitness revenue increased $3.1 million, or 5.0%, to $65.3 million during the nine months ended September 30, 2017 from $62.2 million during the same period in 2016, primarily driven by a increases in paid subscribers and an increase in advertising and partnership revenues, partially offset by a decrease in hardware sales as we discontinued connected hardware sales as part of our restructuring plan.
Gross profit decreased $7.9 million to $1,649.0 million for the nine months ended September 30, 2017 from $1,656.9 million for the same period in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 140 basis points to 45.7% for the nine months ended September 30, 2017 compared to 47.1% for the same period in 2016. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 90 basis point decrease due to inventory management and pricing strategies in North America, which we expect to continue for the remainder of the year;

•	approximate 50 basis point decrease driven by higher air freight;

•	approximate 30 basis point decrease due to our international business representing a higher percentage of sales, which we expect to continue for the remainder of the year; and;

•	approximate 20 basis point decrease driven by the strengthening of the U.S. dollar negatively impacting our gross margins within our businesses outside of the United States.
The above decreases were partially offset by:

•
approximate 50 basis point increase driven by favorable sales channel mix due to higher direct to consumer sales as a percentage of total sales, which we expect to continue for the remainder of the year.

Selling, general and administrative expenses increased $92.7 million to $1,496.0 million for the nine months ended September 30, 2017 from $1,403.3 million for the same period in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 41.4% for the nine months ended September 30, 2017, compared to 39.9% for the same period in 2016. Within in selling, general and administrative expense:

•
Marketing costs increased $38.5 million to $408.3 million for the nine months ended September 30, 2017 from $369.8 million for the same period in 2016. This increase was primarily due to the timing of marketing expenses related to investments in our collegiate and professional athlete sponsorships and increased marketing in connection with the growth of our international business, partially offset by decreased marketing spend in our North America direct-to-consumer business. As a percentage of net revenues, marketing costs increased to 11.3% for the nine months ended September 30, 2017 from 10.5% for the same period in 2016.

•
Other costs increased $54.2 million to $1,087.7 million for the nine months ended September 30, 2017 from $1,033.5 million for the same period in 2016. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, which was partially offset by the reversal of incentive compensation accruals. Other costs for the nine months ended September 30, 2016 included $24.5 million of expense related to the bankruptcy and liquidation of one of our wholesale customers. As a percentage of net revenues, other costs increased to 30.1% for the nine months ended September 30, 2017, from 29.4% for the same period in 2016.

Income from operations decreased $188.7 million to $64.9 million for the nine months ended September 30, 2017 from $253.6 million for the same period in 2016, and as a percentage of net revenues decreased to 1.8% for the nine months ended September 30, 2017 from 7.2% for the same period in 2016. Income from operations for the nine months ended September 30, 2017 was negatively impacted by $88.1 million of restructuring and impairment charges in connection with the restructuring plan.
Interest expense, net increased $6.7 million to $25.2 million for the nine months ended September 30, 2017 from $18.5 million for the same period in 2016. This increase was primarily due to interest on the $600 million in Senior Notes issued in June of 2016 and an increase in borrowing on our revolving credit facility.
Other expense, net increased $0.4 million to $1.4 million for the nine months ended September 30, 2017 from $1.0 million for the same period in 2016.

Provision for income taxes decreased $81.6 million to a benefit of $1.3 million during the nine months ended September 30, 2017 from $80.3 million of expense during the same period in 2016. For the nine months ended September 30, 2017, our effective tax rate was (3.5)% compared to 34.3% for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was lower than the effective tax rate for the nine months ended September 30, 2016, primarily due to challenged results in North America creating a higher proportion of international profits in 2017, partially offset by non-deductible goodwill impairment charges (see Note 3 to our Consolidated Financial Statements) and the recording of certain valuation allowances.
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net revenues by segment are summarized below:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$1,077,088	$1,225,188	$(148,100)	(12.1)%
EMEA	127,932	105,099	22,833	21.7%
Asia-Pacific	130,320	85,810	44,510	51.9%
Latin America	46,887	35,295	11,592	32.8%
Connected Fitness	23,388	20,181	3,207	15.9%
Total net revenues	$1,405,615	$1,471,573	$(65,958)	(4.5)%
The decrease in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $148.1 million to $1,077.1 million for the three months ended September 30, 2017 from $1,225.2 million for the same period in 2016 primarily due to lower sales in our wholesale channel driven by lower demand and operational challenges.

•
Net revenues in our EMEA operating segment increased $22.8 million to $127.9 million for the three months ended September 30, 2017 from $105.1 million for the same period in 2016 primarily due to unit sales growth to wholesale partners in the United Kingdom and Germany.

•
Net revenues in our Asia-Pacific operating segment increased $44.5 million to $130.3 million for the three months ended September 30, 2017 from $85.8 million for the same period in 2016 primarily due to store growth in China and South Korea.

•
Net revenues in our Latin America operating segment increased $11.6 million to $46.9 million for the three months ended September 30, 2017 from $35.3 million for the same period in 2016 primarily due to unit sales growth in our wholesale and direct-to-consumer channels in Brazil and Mexico.

•	Net revenues in our Connected Fitness operating segment increased $3.2 million to $23.4 million from $20.2 million for the same period in 2016 primarily driven by an increase in partnership revenue.
Operating income (loss) by segment is summarized below:

	Three Months Ended September 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$65,827	$182,840	$(117,013)	(64.0)%
EMEA	16,977	8,383	8,594	102.5%
Asia-Pacific	34,173	27,151	7,022	25.9%
Latin America	(10,223)	(10,550)	327	3.1%
Connected Fitness	(44,574)	(8,514)	(36,060)	(423.5)%
Total operating income	$62,180	$199,310	$(137,130)	(68.8)%
The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $117.0 million to $65.8 million operating income for the three months ended September 30, 2017 from $182.8 million for the same period in 2016 primarily due to the decreases in net sales and gross margin discussed above in the Consolidated Results of Operations and $31.0 million in restructuring and impairment charges.

•
Operating income in our EMEA operating segment increased $8.6 million to $17.0 million for the three months ended September 30, 2017 from $8.4 million for the same period in 2016 primarily due the sales growth discussed above.

•
Operating income in our Asia-Pacific operating segment increased $7.0 million to $34.2 million for the three months ended September 30, 2017 from $27.2 million for the same period in 2016 primarily due to the sales growth discussed above. This increase was offset by investments in our direct to consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment decreased $0.3 million to $10.2 million for the three months ended September 30, 2017 from $10.6 million for the same period in 2016 primarily due to the sales growth discussed above, partially offset by $6.0 million in restructuring and impairment charges

•
Operating loss in our Connected Fitness segment increased $36.1 million to $44.6 million for the three months ended September 30, 2017 from $8.5 million for the same period in 2016 primarily due to $47.8 million in restructuring and impairment charges.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net revenues by segment are summarized below:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$2,778,165	$2,932,915	$(154,750)	(5.3)%
EMEA	334,683	237,559	97,124	40.9%
Asia-Pacific	309,712	188,985	120,727	63.9%
Latin America	123,342	99,170	24,172	24.4%
Connected Fitness	65,290	62,179	3,111	5.0%
Intersegment eliminations	—	(750)	750	100.0%
Total net revenues	$3,611,192	$3,520,058	$91,134	2.6%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $154.8 million to $2,778.2 million for the nine months ended September 30, 2017 from $2,932.9 million for the same period in 2016 primarily due to lower sales in our wholesale channel driven by lower demand and operational challenges.

•
Net revenues in our EMEA operating segment increased $97.1 million to $334.7 million for the nine months ended September 30, 2017 from $237.6 million for the same period in 2016 primarily due to unit sales growth to wholesale partners in the United Kingdom and Germany.

•
Net revenues in our Asia-Pacific operating segment increased $120.7 million to $309.7 million for the nine months ended September 30, 2017 from $189.0 million for the same period in 2016 primarily due to store growth in China and South Korea.

•
Net revenues in our Latin America operating segment increased $24.2 million to $123.3 million for the nine months ended September 30, 2017 from $99.2 million for the same period in 2016 primarily due to unit sales growth to wholesale partners and through our direct to consumer channels in Mexico, Chile, and Brazil.

•
Net revenues in our Connected Fitness operating segment increased $3.1 million to $65.3 million for the nine months ended September 30, 2017 from $62.2 million for the same period in 2016 primarily driven by a increases in paid subscribers and an increase in advertising and partnership revenues partially offset by a decrease in hardware sales.

Operating income (loss) by segment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2017	2016	$ Change	% Change
North America	$64,124	$251,084	$(186,960)	(74.5)%
EMEA	13,990	8,348	5,642	67.6%
Asia-Pacific	69,050	54,399	14,651	26.9%
Latin America	(26,175)	(27,751)	1,576	5.7%
Connected Fitness	(56,058)	(32,509)	(23,549)	(72.4)%
Total operating income	$64,931	$253,571	$(188,640)	(74.4)%
The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $187.0 million to $64.1 million for the nine months ended September 30, 2017 from $251.1 million for the same period in 2016 primarily due to the decreases in net sales and gross margin discussed above in the Consolidated Results of Operations and $33.6 million in restructuring and impairment charges. Operating income in our North America operating segment for the nine months ended September 30, 2016 was negatively impacted by $24.5 million of expense related to the liquidation of one of our wholesale customers.

•
Operating income in our EMEA operating segment increased $5.6 million to $14.0 million for the nine months ended September 30, 2017 from $8.3 million for the same period in 2016 primarily due sales growth discussed above, which was partially offset by costs related to a distributor termination.

•
Operating income in our Asia-Pacific operating segment increased $14.7 million to $69.1 million for the nine months ended September 30, 2017 from $54.4 million for the same period in 2016 primarily due to the sales growth discussed above. This increase was offset by investments in our direct to consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment decreased $1.6 million to $26.2 million for the nine months ended September 30, 2017 from $27.8 million for the same period in 2016 primarily due to the sales growth discussed above partially offset by $6.5 million in restructuring and impairment charges.

•
Operating loss in our Connected Fitness segment increased $23.5 million to $56.1 million for the nine months ended September 30, 2017 from $32.5 million for the same period in 2016 primarily due to $47.8 million in restructuring and impairment charges.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of September 30, 2017, we had $1.0 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(29,193)	$(36,033)
Investing activities	(227,572)	(316,042)
Financing activities	256,881	402,273
Effect of exchange rate changes on cash and cash equivalents	7,416	(96)
Net increase in cash and cash equivalents	$7,532	$50,102
Operating Activities
Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, losses on disposals of property and equipment, impairment charges, stock-based compensation, excess tax benefits from stock-based compensation arrangements, deferred income taxes and changes in reserves and allowances. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.
Cash used in operating activities decreased $6.8 million to $29.2 million for the nine months ended September 30, 2017 from $36.0 million during the same period in 2016. The decrease in cash used in operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $42.7 million offset by an decrease in net income adjusted for non-cash items of $35.9 million. The decrease in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by:

•
an increase in the change in accounts receivable of $204.1 million in the current period compared to the prior period, primarily due to the timing of cash collections from new customers; partially offset by

•	a decrease in income taxes payable and receivable of $127.2 million and a decrease in inventories of $57.2 million.
Investing Activities
Cash used in investing activities decreased $88.4 million to $227.6 million for the nine months ended September 30, 2017 from $316.0 million for the same period in 2016, primarily due to lower capital expenditures.
Capital expenditures for the full year 2017 are expected to be approximately $300.0 million, comprised primarily of investments in our distribution centers and retail stores.
Financing Activities
Cash provided by financing activities decreased $145.4 million to $256.9 million for the nine months ended September 30, 2017 from $402.3 million for the same period in 2016. This decrease was primarily due to lower borrowings on our revolving credit facility.

Capital Resources
Credit Facility

We are party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of September 30, 2017, there was $270.0 million outstanding under the revolving credit facility and $167.5 million of term loan borrowings outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of September 30, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). The method of calculating these ratios is set forth in our credit agreement and differs from how rating agencies or other companies may calculate similar measures. As of September 30, 2017, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 2.4% and 2.2% during the nine months ended September 30, 2017 and 2016, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2017, the commitment fee was 15.0 basis points.

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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of September 30, 2017, December 31, 2016 and September 30, 2016, the outstanding balance on the loan was $40.5 million, $42.0 million and $42.5 million, respectively. The weighted average interest rate on the loan was 2.7% and 2.5% for the three and nine months ended September 30, 2017, respectively.
Interest expense, net was $9.6 million and $8.2 million for the three months ended September 30, 2017 and 2016, respectively, and $25.2 million and $18.5 million for the nine months ended September 30, 2017, and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.

We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2016 Form 10-K as updated in our Form 10-Q for the quarter ended September 30, 2017.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2016 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2016 Form 10-K. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2017.
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
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational on July 5, 2017, in our North America, EMEA, and Connected Fitness operations. We believe the implementation of the systems and related changes to internal controls will enhance our internal controls over financial reporting. We also believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
We are currently in the process of developing an implementation strategy and roll-out plan for FMS in our Asia-Pacific and Latin America operations over the next several years.
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
There have been no other changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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
Date: November 8, 2017