Form 10-K
period 2017-12-31
Under Armour, Inc.
filed 2018-02-28
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of June 30, 2017, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $4,001,622,620 and $3,838,231,258, respectively.

As of January 31, 2018, there were 185,279,913 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 222,442,673 shares of Class C Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2018 are incorporated by reference in Part III of this Form 10-K.

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
Our net revenues are generated primarily from the wholesale sales of our products to national, regional, independent and specialty retailers and distributors. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and websites, from product licensing and from digital platform licensing and subscriptions and digital advertising through our Connected Fitness business. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated from a mix of wholesale sales to retailers and distributors and sales through our direct to consumer sales channels, and license revenue from sales by our third party licensees.
We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Our digital strategy is focused on supporting these long term objectives, emphasizing connecting and engaging with our consumers through multiple digital touch points, including through our Connected Fitness business.
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

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2017, sales of apparel, footwear and accessories represented 66%, 21% and 9% of net revenues, respectively. Licensing arrangements, primarily for the sale of our products, and revenue from our Connected Fitness business represented the remaining 4% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.
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
Footwear
Our footwear offerings include running, basketball, cleated, slides and performance training, and outdoor footwear. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies including UA HOVR™, Anafoam™, UA Clutch Fit® and Charged Cushioning®, which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control.
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags and headwear. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.
Connected Fitness
We offer digital fitness subscriptions, along with digital advertising through our MapMyFitness, MyFitnessPal and Endomondo applications.
License
We have agreements with our licensees to develop Under Armour apparel, accessories and equipment. Our product, marketing and sales teams are involved in substantially all steps of the design and go to market process in order to maintain brand standards and consistency. During 2017, our licensees offered collegiate, National Football League ("NFL), Major League Baseball ("MLB"), and National Basketball Association (“NBA”) apparel and accessories, baby and kids’ apparel, team uniforms, socks, water bottles, eyewear, phone and golf accessories and other specific hard goods equipment that feature performance advantages and functionality similar to our other product offerings.

Marketing and Promotion
We currently focus on marketing and selling our products to consumers primarily for use in athletics, fitness, training, outdoor activities and as part of an active lifestyle. We seek to drive consumer demand by building brand equity and awareness that our products deliver advantages to help athletes perform better.
Sports Marketing
Our marketing and promotion strategy begins with providing and selling our products to high-performing athletes and teams on the high school, collegiate and professional levels. We execute this strategy through outfitting agreements, professional and collegiate sponsorships, individual athlete agreements and by providing and selling our products directly to team equipment managers and to individual athletes. We also seek to sponsor events to drive awareness and brand authenticity from a grassroots level by hosting combines, camps and clinics for young athletes in many sports at regional sites across the country. As a result, our products are seen on the field, giving them exposure to various consumer audiences through the internet, television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes.
We are the official outfitter of athletic teams in several high-profile collegiate conferences. We are an official supplier of footwear and gloves to the NFL. We are the Official Performance Footwear Supplier of MLB and a partner with the NBA which allows us to market our NBA athletes in game uniforms in connection with our basketball footwear. We are the official headwear and performance apparel provider for the NFL Scouting Combine and the official partner and title sponsor of the NBA Draft Combine, in each case with the right to sell licensed combine training apparel and headwear. In 2016, we entered into an agreement to be the Official On-Field Uniform Supplier, Official Authentic Performance Apparel Partner, and Official Connected Fitness Partner of MLB, now beginning with the 2019 season, which will allow us to provide on-field uniforms, apparel, and accessories to all thirty MLB clubs on an exclusive basis, and, together with our manufacturing partner sell a broad range of MLB licensed merchandise. Internationally, we sponsor and sell our products to several European and Latin American soccer and rugby teams, which helps drive brand awareness in various countries and regions around the world.
Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social and mobile media to engage consumers and promote connectivity with our brand and our products, and plan to increase our use of social media promotion in the future. For example, in 2017, we launched our first entirely digital marketing campaign for our "Unlike Any" women's campaign, which included a variety of content on various social media platforms.
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
We also sell our products directly to consumers through our own network of brand and factory house stores in our North America, Europe, the Middle East and Africa (“EMEA”), Latin America and Asia-Pacific operating segments, and through websites globally. Factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience our brand first-hand and have broader access to our performance products. In 2017, sales through our wholesale, direct to consumer, licensing and Connected Fitness channels represented 61%, 35%, 2% and 2% of net revenues, respectively.
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
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) EMEA, (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. We also operate our Connected Fitness business as a separate segment. The following table presents net revenues by segment for each of the years ending December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017		2016		2015
(In thousands)	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues	Net Revenues	% of Net Revenues
North America	$3,802,406	76.5%	$4,005,314	83.0%	$3,455,737	87.2%
EMEA	469,997	9.4	330,584	6.9	203,109	5.1
Asia-Pacific	433,647	8.7	268,607	5.6	144,877	3.7
Latin America	181,324	3.6	141,793	2.9	106,175	2.7
Connected Fitness	89,179	1.8	80,447	1.6	53,415	1.3
Intersegment Eliminations	—	—	(1,410)	—	—	—
Total net revenues	$4,976,553	100.0%	$4,825,335	100.0%	$3,963,313	100.0%

North America

Our North America segment accounted for approximately 76.5% of our net revenues for 2017. We sell our branded apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in the United States were $3.6 billion, $3.8 billion and $3.3 billion for the years ended December 31, 2017, 2016 and 2015 respectively. See Note 16 to the Consolidated Financial Statements. No customers accounted for more than 10% of our net revenues in 2017.
Our direct to consumer sales are generated through our brand and factory house stores and internet websites. As of December 31, 2017, we had 162 factory house stores in North America primarily located in outlet centers throughout the United States. As of December 31, 2017, we had 19 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
In addition, we earn licensing revenue in North America based on our licensees’ sale of collegiate and league apparel and accessories, as well as sales of other licensed products. In order to maintain consistent quality and performance, we pre-approve all products manufactured and sold by our licensees, and our quality assurance team strives to ensure that the products meet the same quality and compliance standards as the products that we sell directly.
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
International
Approximately 21.7% of our net revenues were generated from our international segments in 2017. We plan to continue to grow our business over the long term in part through expansion in international markets.
EMEA
We sell our apparel, footwear and accessories primarily through wholesale customers, website operations, independent distributors and a limited number of stores we operate in certain European countries. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider. We sell our apparel, footwear and accessories through independent distributors in the Middle East and Africa. In 2017 we began selling our products to wholesale customers in Russia.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea and Australia through stores operated by our distribution and wholesale partners, along with website operations and stores we operate. We also sell our products to distributors in New Zealand, Taiwan, Hong Kong and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific primarily through a third-party logistics provider based out of Hong Kong.
We have a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. Our branded products are sold in Japan to large sporting goods retailers, independent specialty stores and professional sports teams, and through licensee-owned retail stores. We hold a cost-based minority investment in Dome.
Latin America
We sell our products in Mexico, Chile, Brazil and Argentina through wholesale customers, website operations and brand and factory house stores. In these countries we operate through third-party distribution facilities. In other Latin American countries we distribute our products through independent distributors which are sourced through our international distribution hubs in Hong Kong, Jordan and Panama.
Connected Fitness
In 2013, we began offering digital fitness subscriptions and licenses, along with digital advertising through our MapMyFitness platform. In 2015, we acquired the Endomondo and MyFitnessPal platforms to create our Connected Fitness business. Approximately 1.8% of our net revenues were generated from our Connected Fitness business in 2017. We plan to engage and grow this community by developing innovative services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.

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
Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our COLDGEAR® Infrared product, which is a ceramic print technology on the inside of our garments that provides athletes with lightweight warmth, and Speedform®, a proprietary 3-dimensional molding technology for footwear which delivers superior fit and feel. In 2017 we also opened our newest center for footwear performance innovation located in Portland, Oregon, bringing together footwear design and development teams into a centralized location.

Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our apparel products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In 2017, approximately 53% of the fabric used in our apparel products came from five suppliers. These fabric suppliers have primary locations in Taiwan, Malaysia and Mexico. The fabrics used by our suppliers and manufacturers are primarily synthetic fabrics and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in our apparel products, as blended fabric and also in our CHARGED COTTON® line.  Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials that are sourced from a diverse base of third party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In 2017, our apparel and accessories products were manufactured by 39 primary contract manufacturers, operating in 17 countries, with approximately 61% of our apparel and accessories products manufactured in Jordan, Vietnam, China and Malaysia. Of our 39 primary contract manufacturers, 10 produced approximately 57% of our apparel and accessories products. In 2017, our footwear products were manufactured by seven primary contract manufacturers, operating primarily in Vietnam, China and Indonesia. Of our seven primary contract manufacturers, five produced approximately 83% of our footwear products.
All manufacturers across all product divisions are evaluated for quality systems, social compliance and financial strength by our internal teams prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our contract manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing and working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products in the long term. We have subsidiaries strategically located near our key partners to support our manufacturing, quality assurance and sourcing efforts for our products. We also manufacture a limited number of products primarily for high-

profile athletes and teams, on-premises in our quick turn, Special Make-Up Shop located at one of our facilities in Maryland.

Inventory Management
Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes, including our new global operating and financial reporting information technology system, are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
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

Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, ALLSEASONGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as, ARMOURSTORM®, ARMOUR® FLEECE, and ARMOUR BRA®. We also own applications to protect connected fitness branding such as UNDER ARMOUR CONNECTED FITNESS™. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively enforce our trademarks and pursue those who infringe, both domestically and internationally.
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
We traditionally have had limited patent protection on much of the technology, materials and processes used in the manufacture of our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments, particularly in our Connected Fitness business. As we continue to expand and drive innovation in our products, we expect to seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to strategically file patent applications where we deem appropriate to protect our new products, innovations and designs. We expect the number of applications to increase as our business grows and as we continue to expand our products and innovate.

Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and Adidas. We also compete with other manufacturers, including those specializing in performance apparel and footwear, and private label offerings of certain retailers, including some of our retail customers.
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

Employees
As of December 31, 2017, we had approximately 15,800 employees, including approximately 9,900 in our brand and factory house stores and approximately 1,500 at our distribution facilities. Approximately 6,900 of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

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
Forward-Looking Statements
Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, our anticipated charges and restructuring costs and the timing of these measures, the impact of recent tax reform legislation on our results of operations, the development and introduction of new products and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to successfully execute our long-term strategies;

•	our ability to successfully execute any restructuring plans and realize expected benefits;

•	our ability to effectively drive operational efficiency in our business;

•	our ability to manage the increasingly complex operations of our global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	any disruptions, delays or deficiencies in the design, implementation or application of our new global operating and financial reporting information technology system;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;

•	risks related to data security or privacy breaches;

•	our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract key talent and retain the services of our senior management and key employees.
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
In 2017, sales through our wholesale channel represented approximately 61% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. During weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. In addition, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our customers. From time to time certain of our customers have experienced financial difficulties. To the extent one or more of our customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income. In addition, our customers continue to experience ongoing industry consolidation, particularly in the sports specialty sector. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline.
We may not successfully execute our long-term strategies, which may negatively impact our results of operations.

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our international business, footwear and our global direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully expand our global network of brand and factory house stores, grow our e-commerce and mobile application offerings throughout the world and continue to successfully increase our product offerings and market share in footwear. Our ability to continue to invest in these growth initiatives in the near-term may be negatively impacted by the performance of our North America business, which represented 77% of our total net revenues in 2017 but declined by 5% over 2016, and in particular the performance of our wholesale channel in North America. Our ability to execute on our long-term strategy also depends on our ability to successfully manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business and results of operations could be negatively impacted.

We may not fully realize the expected benefits of any restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.
We have recently announced restructuring plans designed to more closely align our financial resources against the critical priorities of our business.  These plans have included initiatives to improve operational efficiencies, and our 2017 restructuring plan included a reduction in our global workforce. We may not achieve our targeted operational improvements and efficiencies, which could adversely impact our results of operations and financial condition. In addition, implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions.  These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted and we may be required to implement additional restructuring-related activities, which may be dilutive to our earnings in the short term.

We must successfully manage the increasingly complex operations of our global business, or our business and results of operations may be negatively impacted.
We have expanded our business and operations rapidly since our inception and our net revenues have increased to $4,976.6 million in 2017 from $2,332.1 million in 2013. We must continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. We may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development and distribution functions, our management information systems and other processes and technology. To support these functions, we must hire, train and manage an increasing number of employees, and obtain more space to support our expanding workforce. We may not be successful in undertaking these types of initiatives cost effectively or at all, and could experience serious operating difficulties if we fail to do so. These growth efforts could also increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image and a decrease in net revenues and net income.
If we are unable to anticipate consumer preferences, successfully develop and introduce new, innovative and updated products or engage our consumers, our net revenues and profitability may be negatively impacted.
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
Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to develop and introduce innovative, high-quality products. If we fail to introduce technical innovation in our products or design products in the categories and styles that consumers want, demand for our products could decline and our brand image could be negatively impacted. Our failure to anticipate and respond timely to changing consumer preferences or to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on our financial condition. In addition, if we experience problems with the quality of our products, our brand reputation may be negatively impacted and we may incur substantial expense to remedy the problems, which could negatively impact our results of operations.
In addition, consumer preferences regarding the shopping experience continue to rapidly evolve. If we or our wholesale customers do not provide consumers with an attractive in-store experience, or if we do not continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. In addition, a significant portion of our net revenues are generated by at-once orders for immediate delivery to customers, particularly during the last two quarters of the year, which historically has been our peak season. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers.
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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.
The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.
Sales of performance products may not continue to grow or may decline, which could negatively impact our sales and our ability to grow our business.
We believe continued growth in industry-wide sales of performance apparel, footwear and accessories will be largely dependent on consumers continuing to transition from traditional alternatives to performance products. If consumers are not convinced these products are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance products are often more expensive than traditional alternatives, consumers who are convinced these products provide a better alternative may still not be convinced they are worth the extra cost. If industry-wide sales of performance products do not continue to grow or rather decline, our sales could be negatively impacted and we may not achieve our expected financial results. In addition, our ability to continue to grow our business in line with our expectations could be adversely impacted.
We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.

The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Because we own a limited number of fabric or process patents, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in products similar to ours and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, more experience in global markets and greater economies of scale. In addition, our competitors have long term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in customer requirements or consumer preferences;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory that has been written down or written off;

•	devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other disputes.
In addition, while one of our growth strategies has been to increase floor space for our products in retail stores and generally expand our distribution to other retailers, retailers have limited resources and floor space, and we must compete with others to develop relationships with them. Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers have better sell through or earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a material adverse effect on our business, financial condition and results of operations.
Our profitability may decline as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could have a material adverse effect on our results of operations and financial condition. In addition, ongoing and sustained promotional activities could negatively impact our brand image.
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
We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2017, 10 manufacturers produced approximately 57% of our apparel and accessories products, and five produced approximately 83% of our footwear products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
Our future growth depends in part on our expansion efforts outside of North America. During the year ended December 31, 2017, 77% of our net revenues were earned in our North America segment. We have limited experience with regulatory environments and market practices in certain regions outside of North America, and may face difficulties in expanding to and successfully operating in those markets. International expansion may place increased demands on our operational, managerial and administrative resources and may be more costly than we expect. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of more limited brand recognition leading to delayed acceptance of our products. Failure to develop new markets outside of North America will limit our opportunities for growth.
The operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.
In 2017, our products were manufactured by 39 primary manufacturers, operating in 17 countries, with 10 manufacturers accounting for approximately 57% of our apparel and accessories products, and five produced approximately 83% of our footwear products. Approximately 61% of our apparel and accessories products were manufactured in Jordan, Vietnam, China and Malaysia. As a result of our international manufacturing, we are subject to risks associated with doing business abroad, including:

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
Our credit agreement contains financial covenants, and both our credit agreement and debt securities contain other restrictions on our actions, which could limit our operational flexibility or otherwise adversely affect our financial condition.
We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our debt securities limit our ability to, subject to certain significant exceptions, incur secured debt and engage in sale leaseback transactions. Our credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement. In February 2018, we amended our credit agreement to increase our permitted leverage ratio during certain quarters in 2018. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement or our debt securities could result in a default. In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations (including our debt securities) will be considered an event of default under the credit agreement. If an event of default occurs, the commitments of the lenders under the credit agreement may be terminated and the maturity of amounts owed may be accelerated. Our debt securities include a cross acceleration provision which provides that the acceleration of certain other debt obligations (including our credit agreement) will be considered an event of default under our debt securities and, subject to certain time and notice periods, give bondholders the right to accelerate our debt securities.
We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.
Growing and operating our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. If cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded previously, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to increased sales volume of our products during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct to consumer sales. The majority of our net revenues were generated during the last two quarters in each of 2017, 2016 and 2015, respectively.
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
We generated approximately 27% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.
The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
Our business could be negatively impacted if publicity diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations as well as the social and other standards and policies we impose on them, including our code of conduct, we do not control their practices. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees.
In addition, we have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts, and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products could harm the reputations of those athletes, teams or leagues. These and other types of negative publicity, especially through social media which potentially accelerates and increases the scope of negative publicity, could negatively impact our brand image and result in diminished loyalty to our brand. This could have a negative effect on our sales and results of operations.

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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the U.S., as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with those regulations, we could become subject to significant penalties or claims or be required to recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.
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
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by severe weather conditions, floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our distribution facilities. If we encounter problems with our distribution facilities, our results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.
In addition, we interact with many of our consumers through both our e-commerce website and our mobile applications, and these systems face similar risk of interruption or attack. Consumers increasingly utilize these services to purchase our products and to engage with our Connected Fitness community. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. The performance of our Connected Fitness business is dependent on reliable performance of its products, applications and services and the underlying technical infrastructure, which incorporate complex software. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users or loss of revenue.
Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.
We collect sensitive and proprietary business information as well as personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our Connected Fitness business. In particular, in our Connected Fitness business we collect and store a variety of information regarding our users, and allow users to share their personal information with each other and with third parties. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
We must also comply with increasingly complex regulatory standards throughout the world enacted to protect personal information and other data. Compliance with existing, proposed and forthcoming laws and regulations can be costly and could negatively impact our profitability. In addition, an inability to maintain compliance with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to litigation or other regulatory proceedings. This could negatively impact our profitability, result in negative publicity and damage our brand image or cause the size of our Connected Fitness community to decline.
We are in the process of implementing a new operating and information system, which involves risks and uncertainties that could adversely affect our business.
We are in the process of implementing a global operating and financial reporting information technology system as part of a multi-year plan to integrate and upgrade our systems and processes, which began in 2015 and will continue in phases over the next several years. The first phase of this implementation became operational during 2017 in our North America, EMEA and Connected Fitness operations, and we are in the process of developing an implementation strategy and roll-out plan for our Asia-Pacific and Latin American regions. Implementation of new information systems involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation or application of these systems could result in increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in the collection of payment from our customers or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for applicable withholding tax, U.S. state income taxes, or foreign exchange rate impacts. Many of the countries in which we do business have or are expected to adopt changes to tax laws as result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiatives. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment.
The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to our provision for income taxes as of December 31, 2017. The Tax Act includes a number of changes to existing U.S. tax laws that impact us, including the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets, as well as prospective changes beginning in 2018, including the elimination of certain domestic deductions and credits, capitalization of research and development expenditures, and limitations on the deductibility of executive compensation and interest. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation.
The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded, which could have a material adverse effect on our business, results of operations or financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as the ongoing expansion of our network of brand and factory house stores and our distribution facilities, the expansion of our corporate headquarters, investments to implement our global operating and financial reporting information technology system, or investments to support our digital strategy. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results. Infrastructure investments may also divert funds from other potential business opportunities.
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
Our growth has largely been the result of significant contributions by our current senior management, product design teams and other key employees. However, to be successful in continuing to profitably grow our business and manage our operations, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills and experience. Competition for employees in our industry is intense and we have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. If we are unable to attract, assimilate and retain management and other employees with the necessary skills, we may not be able to grow or successfully operate our business and achieve our long term objectives.
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
Our success depends in large part on our brand image. We believe our registered and common law trademarks have significant value and are important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments, including our digital business. From time to time, we have received or brought claims relating to intellectual property rights of others, and we expect such claims will continue or increase, particularly as we expand our business and the number of products we offer. Any such claim, regardless of its merit, could be expensive and time consuming to defend or prosecute. Successful infringement claims against us could result in significant monetary liability or prevent us from selling or providing some of our products. In addition, resolution of claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.
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
We are subject to periodic claims, litigation and investigations that could result in unexpected expenses and have an adverse effect on our business, financial condition and results of operations.
Given the size and extent of our global operations, we are involved in a variety of litigation, arbitration and other legal proceedings and subject to investigations, audits, inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry. These matters include those contained in Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Legal proceedings in general, and securities and class action litigation and investigations in particular, can be expensive and disruptive. Any of our legal proceedings could result in damages, fines or other penalties, divert financial and management resources and result in significant legal fees. We cannot predict the outcome of any particular proceeding, and the costs incurred in these matters can be substantial, regardless of the outcome. An unfavorable outcome may have an adverse impact on our business, financial condition and results of operations.  In addition, any proceeding could negatively impact our reputation among our customers and our brand image.

The trading prices for our Class A and Class C common stock may differ and fluctuate from time to time.
The trading prices of our Class A and Class C common stock may differ and fluctuate from time to time in response to various factors, some of which are beyond our control. These factors may include, among others, overall performance of the equity markets and the economy as a whole, variations in our quarterly results of operations or those of our competitors, our ability to meet our published guidance and securities analyst expectations, or recommendations by securities analysts. In addition, our non-voting Class C common stock has traded at a discount to our Class A common stock, and there can be no assurance that this will not continue.
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
The following includes a summary of the principal properties that we own or lease as of December 31, 2017.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, which includes 400 thousand square feet of office space that we own and 126 thousand square feet that we are leasing. In 2016, we purchased buildings and parcels of land, including approximately 58 acres of land and 130 thousand square feet of office space located close to our corporate office complex, to be utilized to expand our corporate headquarters to accommodate our future growth needs. For our European headquarters, we lease an office in Amsterdam, the Netherlands, and we maintain an international management office in Panama. For our Greater China headquarters, we lease an office in Shanghai, China. Additionally, we lease space in Austin, Texas, Denver, Colorado, San Francisco, California and Copenhagen, Denmark for our Connected Fitness businesses.
We lease our primary distribution facilities, which are located in Glen Burnie, Maryland, Mount Juliet, Tennessee and Rialto, California. Our Glen Burnie facilities include a total of 830 thousand square feet, with options to renew various portions of the facilities through September 2021. Our Mount Juliet facility is a 1.0 million square foot facility, with options to renew the lease term through December 2041. Our Rialto facility is a 1.2 million square foot facility with a lease term through May 2023. In 2016 we entered into a lease for a new 1.3 million square foot distribution facility being developed for us in Baltimore, Maryland, which we expect to utilize beginning in 2019. The lease for this property includes options to renew through 2053. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs.
In addition, as of December 31, 2017, we leased 295 brand and factory house stores located primarily in the United States, Brazil, Canada, China, Chile and Mexico with lease end dates in 2018 through 2033. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 7 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

Executive Officers of the Registrant
Our executive officers are:

Name	Age	Position
Kevin A. Plank	45	Chief Executive Officer and Chairman of the Board
David E. Bergman	45	Chief Financial Officer
Colin Browne	54	Chief Supply Chain Officer
Kerry D. Chandler	53	Chief Human Resources Officer
Kevin Eskridge	41	Chief Product Officer
Paul Fipps	45	Chief Technology Officer
Patrik Frisk	55	President and Chief Operating Officer
Jason LaRose	44	President of North America
Karl-Heinz Maurath	56	Chief Revenue Officer
John Stanton	57	General Counsel and Corporate Secretary

Kevin A. Plank has served as our Chief Executive Officer and Chairman of the Board of Directors since 1996. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation.

David E. Bergman was appointed as the Chief Financial Officer in November 2017. Mr. Bergman joined the Company in 2005 and has served in various Finance and Accounting leadership roles for the Company, including Corporate Controller from early 2006 to October 2014, Vice President of Finance and Corporate Controller from November 2014 to January 2016, Senior Vice President, Corporate Finance from February 2016 to January 2017, and acting Chief Financial Officer from February 2017 to November 2017.  Prior to joining the Company, Mr. Bergman worked as a C.P.A. within the audit and assurance practices at Ernst & Young LLP and Arthur Andersen LLP.

Colin Browne has been the Chief Supply Chain Officer since July 2017. Prior to that, he served as President of Global Sourcing from September 2016 to June 2017. Prior to joining our Company, he served as Vice President and Managing Director for VF Corporation, leading its sourcing and product supply organization in Asia and Africa from November 2013 to August 2016 and as Vice President of Footwear Sourcing from November 2011 to October 2013. Prior thereto, Mr. Browne served as Executive Vice President of Footwear and Accessories for Li and Fung Group LTD from September 2010 to November 2011 and Chief Executive Officer, Asia for Pentland Brands PLC from April 2006 to January 2010. Mr. Browne has over 25 years of experience leading sourcing efforts for large brands.

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

Kevin Eskridge has been Chief Product Officer since May 2017, with oversight of the Company’s category management model, product, merchandising and design functions. Mr. Eskridge joined our Company in 2009 and has served in various leadership roles including Senior Director, Outdoor from September 2009 to September 2012, Vice President, China from October 2012 to April 2015, Senior Vice President, Global Merchandising from May 2015 to June 2016 and President, Sports Performance from July 2016 to April 2017.  Prior to joining our Company, he served as Vice President, Merchandising of Armani Exchange from 2006 to 2009.

Paul Fipps has been Chief Technology Officer since July 2017. Prior to that, he served as Chief Information Officer from March 2015 and Executive Vice President of Global Operations from September 2016 to June 2017 and as Senior Vice President of Global Operations from January 2014 to February 2015. Prior to joining our Company, he served as Chief Information Officer and Corporate Vice President of Business Services at The Charmer Sunbelt Group (CSG), a leading distributor of fine wines, spirits, beer, bottled water and other beverages from May 2009 to December 2013, as Vice President of Business Services from January 2007 to April 2009 and in other leadership positions for CSG from 1998 to 2007.

Patrik Frisk has been President and Chief Operating Officer since July 2017. Prior to joining our Company, he served as Chief Executive Officer for The ALDO Group from November 2014 to April 2017. Prior thereto, he spent 10 years with VF Corporation where he served as Coalition President of Outdoor Americas with responsibility for The North Face®, Timberland®, JanSport®, lucy® and SmartWool® brands from April 2014 to November 2014, President of Timberland from September 2011 to March 2014, President of Outdoor and Action Sports, EMEA with responsibility for The North Face®, Vans®, JanSport® and Reef® brands from August 2009 to August 2011 and other leadership positions from 2004 to 2009. Before VF Corporation, he ran his own retail business in Scandinavia and held senior positions with Peak Performance and W.L. Gore & Associates.

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

Karl-Heinz (Charlie) Maurath has been Chief Revenue Officer since November 2015. Prior thereto he served as President of International from September 2012 to October 2015. Prior to joining our Company, he served for 22 years in various leadership positions with Adidas, including Senior Vice President, Adidas Group Latin America, from 2003 to 2012 with overall responsibility for Latin America including the Reebok and Taylor Made businesses and Vice President, Adidas Nordic, from 2000 to 2003 responsible for its business in the Nordic region and the Baltic states. Prior thereto, Mr. Maurath served in other management positions for Adidas, including Managing Director of its business in Sweden and Thailand and Area Manger of sales and marketing for its distributor and licensee businesses in Scandinavia and Latin America. Mr. Maurath, in his capacity a former director of a subsidiary of Adidas, is currently named as a defendant in a criminal tax investigation by regulatory authorities in Argentina related to certain tax matters of the Adidas subsidiary in 2006. In November 2013, the trial court ruled that there were currently no grounds upon which to indict Mr. Maurath, and in December 2016, the case was dismissed. The dismissal has been appealed. The Company believes this in no way impacts Mr. Maurath's integrity or ability to serve as an executive officer. On February 28, 2018, we announced Mr. Maurath plans to retire effective March 31, 2018.

John Stanton has been General Counsel since March 2013, and Corporate Secretary since February 2008. Prior thereto, he served as Vice President, Corporate Governance and Compliance from October 2007 to February 2013 and Deputy General Counsel from February 2006 to September 2007. Prior to joining our Company, he served in various legal roles at MBNA Corporation from 1993 to 2005, including as Senior Executive Vice President, Corporate Governance and Assistant Secretary. He began his legal career at the law firm Venable, LLP.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbols “UAA” and "UA", respectively. As of January 31, 2018, there were 1,524 record holders of our Class A Common Stock, 4 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer and Chairman of the Board Kevin A. Plank, and 1,208 record holders of our Class C Common Stock.
Our Class A Common Stock was listed on the NYSE under the symbol “UA” until December 6, 2016 and under the symbol "UAA" since December 7, 2016. The following table sets forth by quarter the high and low sale prices of our Class A Common Stock on the NYSE during 2017 and 2016.

	High	Low
2017
First Quarter (January 1 – March 31)	$31.06	$18.40
Second Quarter (April 1 – June 30)	23.46	18.35
Third Quarter (July 1 – September 30)	22.37	15.92
Fourth Quarter (October 1 – December 31)	17.61	11.40
2016
First Quarter (January 1 – March 31)	$43.42	$31.62
Second Quarter (April 1 – June 30)	47.95	35.35
Third Quarter (July 1 – September 30)	44.68	37.23
Fourth Quarter (October 1 – December 31)	39.20	29.00
Our Class C Common Stock was listed on the NYSE under the symbol “UA.C” since its initial issuance on April 8, 2016 and until December 6, 2016 and under the symbol "UA" since December 7, 2016. The following table sets forth by quarter the high and low sale prices of our Class C Common Stock on the NYSE during 2017 and 2016.

	High	Low
2017
First Quarter (January 1 – March 31)	$27.64	$17.05
Second Quarter (April 1 – June 30)	21.81	17.21
Third Quarter (July 1 – September 30)	20.60	14.80
Fourth Quarter (October 1 – December 31)	16.02	10.36
2016
First Quarter (January 1 – March 31)	—	—
Second Quarter (April 1 – June 30)	46.20	31.31
Third Quarter (July 1 – September 30)	42.94	33.16
Fourth Quarter (October 1 – December 31)	34.29	23.51
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
Dividends
No cash dividends were declared or paid during 2017 or 2016 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Class of Common Stock	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Class A	3,240,620	$11.09	10,593,082
Equity compensation plans approved by security holders	Class C	11,270,848	$13.86	16,724,610
Equity compensation plans not approved by security holders	Class A	2,079,385	$4.66	—
Equity compensation plans not approved by security holders	Class C	2,394,352	$4.59	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 3.3 million Class A and 5.0 million Class C restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 7.9 million shares of our Class A Common Stock and 15.5 million shares of our Class C Common Stock under our Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”). The number of securities remaining available for future issuance under our Employee Stock Purchase Plan includes 2.7 million of our Class A Common Stock and 1.2 million shares of our Class C Common Stock. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A and C Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 1.92 million Class A and 1.93 million Class C fully vested and non-forfeitable warrants granted in 2006 to NFL Properties LLC as partial consideration for footwear promotional rights, and 159.4 thousand shares of our Class A Common Stock and 460.3 thousand shares of our Class C Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above.
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

Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2012 through December 31, 2017. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2012 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Under Armour, Inc.	$100.00	$179.97	$279.97	$332.32	$231.84	$115.16
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$124.93	$126.16	$96.17	$85.31	$102.77

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Net revenues	$4,976,553	$4,825,335	$3,963,313	$3,084,370	$2,332,051
Cost of goods sold	2,737,830	2,584,724	2,057,766	1,572,164	1,195,381
Gross profit	2,238,723	2,240,611	1,905,547	1,512,206	1,136,670
Selling, general and administrative expenses	2,086,831	1,823,140	1,497,000	1,158,251	871,572
Restructuring and impairment charges	124,049	—	—	—	—
Income from operations	27,843	417,471	408,547	353,955	265,098
Interest expense, net	(34,538)	(26,434)	(14,628)	(5,335)	(2,933)
Other expense, net	(3,614)	(2,755)	(7,234)	(6,410)	(1,172)
Income (loss) before income taxes	(10,309)	388,282	386,685	342,210	260,993
Provision for income taxes	37,951	131,303	154,112	134,168	98,663
Net income (loss)	(48,260)	256,979	232,573	208,042	162,330
Adjustment payment to Class C	—	59,000	—	—	—
Net income (loss) available to all stockholders	$(48,260)	$197,979	$232,573	$208,042	$162,330
Net income available per common share
Basic net income (loss) per share of Class A and B common stock	$(0.11)	$0.45	$0.54	$0.49	$0.39
Basic net income (loss) per share of Class C common stock	$(0.11)	$0.72	$0.54	$0.49	$0.39
Diluted net income (loss) per share of Class A and B common stock	$(0.11)	$0.45	$0.53	$0.47	$0.38
Diluted net income (loss) per share of Class C common stock	$(0.11)	$0.71	$0.53	$0.47	$0.38

Weighted average common shares outstanding Class A and B common stock
Basic	219,254	217,707	215,498	213,227	210,696
Diluted	219,254	221,944	220,868	219,380	215,958

Weighted average common shares outstanding Class C common stock
Basic	221,475	218,623	215,498	213,227	210,686
Diluted	221,475	222,904	220,868	219,380	215,958

Dividends declared	$—	$59,000	$—	$—	$—

	At December 31,
(In thousands)	2017	2016	2015	2014	2013
Cash and cash equivalents	$312,483	$250,470	$129,852	$593,175	$347,489
Working capital (1)	1,277,304	1,279,337	1,019,953	1,127,772	702,181
Inventories	1,158,548	917,491	783,031	536,714	469,006
Total assets	4,006,367	3,644,331	2,865,970	2,092,428	1,576,369
Total debt, including current maturities	917,046	817,388	666,070	281,546	151,551
Total stockholders’ equity	$2,018,642	$2,030,900	$1,668,222	$1,350,300	$1,053,354

(1)	Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our net revenues grew to $4,976.6 million in 2017 from $2,332.1 million in 2013. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels and international expansion.  While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
Financial highlights for full year 2017 as compared to the prior year period include:

•	Net revenues increased 3%.

•	Wholesale revenue decreased 3% and Direct-to-Consumer revenues increased 14%.

•	Apparel, footwear and accessories revenue increased 2%, 3% and 10%, respectively.

•	Revenue in our North America segment decreased 5%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 61%, 42% and 28%, respectively, with 11% growth in our Connected Fitness segment.

•	Selling, general and administrative expense increased 14%.

•	Gross margin decreased 140 basis points.
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
Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities or negatively impact our financial results, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. Additionally, we may not be able to successfully execute on our long-term strategies, or successfully manage the increasingly complex operations of our global business effectively. Although we have announced restructuring plans, we may not fully realize the expected benefits of these plans or other operating or cost-saving initiatives. In addition, we may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.

Recent Developments
On July 27, 2017, our Board of Directors approved a restructuring plan (the “ 2017 restructuring plan”) to more closely align our financial resources with the critical priorities of our business. After completion of the 2017 restructuring plan, we recognized approximately $100.4 million of pre-tax charges in connection with this plan. In addition to these charges, we also recognized restructuring related goodwill impairment charges of approximately $28.7 million for our Connected Fitness business.
On February 9, 2018, our Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") identifying further opportunities to optimize operations. In conjunction with the 2018 restructuring plan, approximately $110 to $130 million of pre-tax restructuring and related charges are expected to be incurred during our 2018 fiscal year, including:

•	Up to $105.0 million in cash charges, consisting of up to: $55.0 million in facility and lease terminations and $50.0 million in contract termination and other restructuring charges; and

•	Up to $25.0 million in non-cash charges comprised of approximately $10.0 million of inventory related charges and approximately $15.0 million of intangibles and other asset related impairments.
The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The new legislation contains several key tax provisions that affect us and, as required, we have included reasonable estimates of the income tax effects of the changes in tax law and tax rate in our 2017 financial results. These changes include a one-time mandatory transition tax on indefinitely reinvested foreign earnings and a re-measuring of deferred tax assets, resulting in an increase to our provision for income taxes of $38.8 million. Since the Tax Act was passed late in the fourth quarter of 2017, we consider the accounting for the transition tax, deferred tax re-measurements, and other items to be provisional as the charge may be adjusted due to changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of the tax legislation. We expect to finalize our estimates within the one-year measurement period allowed by the SEC.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $101.5 million, $89.9 million and $63.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other, which includes our selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, print ads, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program.

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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net revenues	$4,976,553	$4,825,335	$3,963,313
Cost of goods sold	2,737,830	2,584,724	2,057,766
Gross profit	2,238,723	2,240,611	1,905,547
Selling, general and administrative expenses	2,086,831	1,823,140	1,497,000
Restructuring and impairment charges	124,049	—	—
Income from operations	27,843	417,471	408,547
Interest expense, net	(34,538)	(26,434)	(14,628)
Other expense, net	(3,614)	(2,755)	(7,234)
Income (loss) before income taxes	(10,309)	388,282	386,685
Provision for income taxes	37,951	131,303	154,112
Net income (loss)	$(48,260)	$256,979	$232,573
Adjustment payment to Class C capital stockholders	$—	$59,000	$—
Net income (loss) available to all stockholders	$(48,260)	$197,979	$232,573

	Year Ended December 31,
(As a percentage of net revenues)	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	55.0	53.6	51.9
Gross profit	45.0	46.4	48.1
Selling, general and administrative expenses	41.9	37.8	37.8
Restructuring and impairment charges	2.5	—	—
Income from operations	0.6	8.6	10.3
Interest expense, net	(0.7)	(0.5)	(0.4)
Other expense, net	(0.1)	(0.1)	(0.2)
Income (loss) before income taxes	(0.2)	8.0	9.7
Provision for income taxes	0.8	2.7	3.8
Net income (loss)	(1.0)	5.3	5.9
Adjustment payment to Class C capital stockholders	—	1.2	—
Net income (loss) available to all stockholders	(1.0)%	4.1%	5.9%

Consolidated Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net revenues increased $151.2 million, or 3.1%, to $4,976.6 million in 2017 from $4,825.3 million in 2016. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$3,287,121	$3,229,142	$57,979	1.8%
Footwear	1,037,840	1,010,693	27,147	2.7
Accessories	445,838	406,614	39,224	9.6
Total net sales	4,770,799	4,646,449	124,350	2.7
License	116,575	99,849	16,726	16.8
Connected Fitness	89,179	80,447	8,732	10.9
Intersegment Eliminations	—	(1,410)	1,410	(100.0)
Total net revenues	$4,976,553	$4,825,335	$151,218	3.1%

The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by men's and women's training and golf; and

•	Accessories unit sales growth in multiple categories led by men's training; and

•	Footwear unit sales growth in multiple categories led by running.
License revenues increased $16.7 million, or 16.8%, to $116.6 million in 2017 from $99.8 million in 2016. This increase in license revenues was driven primarily by increased distribution of our licensed products in North America .
Connected Fitness revenue increased $8.8 million, or 10.9%, to $89.2 million in 2017 from $80.4 million in 2016 primarily driven by increased subscribers on our fitness applications and higher licensing revenue.
Gross profit decreased $1.9 million to $2,238.7 million in 2017 from $2,240.6 million in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 140 basis points to 45.0% in 2017 compared to 46.4% in 2016. The decrease in gross margin percentage was primarily driven by the following:

•	an approximate 190 basis point decrease due to inventory management efforts including higher promotions and increased air freight; and

•	an approximate 20 basis point decrease due to our international business representing a higher percentage of sales;
The above decreases were partially offset by:

•	an approximate 50 basis point increase driven primarily by favorable product input costs; and

•	an approximate 30 basis point increase driven primarily by favorable channel mix with increased sales in our direct-to-consumer channel.
With the exception of favorable product input costs and channel mix, we do not expect these trends to have a material impact on 2018.
Selling, general and administrative expenses increased $263.7 million to $2,086.8 million in 2017 from $1,823.1 million in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 41.9% in 2017 from 37.8% in 2016. Selling, general and administrative expense was impacted by the following:

•
Marketing costs increased $87.6 million to $565.1 million in 2017 from $477.5 million in 2016. This increase was primarily due to increased marketing spend in connection with the growth of our international business and in connection with our collegiate and professional athlete sponsorships. As a percentage of net revenues, marketing costs increased to 11.4% in 2017 from 9.9% in 2016.

•
Other costs increased $176.1 million to $1,521.7 million in 2017 from $1,345.6 million in 2016. This increase was primarily driven by higher costs incurred for the continued expansion of our direct to consumer distribution channel and international business. This increase was partially offset by savings from our 2017 restructuring plan. As a percentage of net revenues, other costs increased to 30.6% in 2017 from 27.9% in 2016.

Income from operations decreased $389.6 million, or 93.3%, to $27.8 million in 2017 from $417.5 million in 2016. Income from operations as a percentage of net revenues decreased to 0.6% in 2017 from 8.6% in 2016. Income from operations for the year ended December 31, 2017 was negatively impacted by $124.0 million of restructuring and impairment charges in connection with the 2017 restructuring plan.
Interest expense, net increased $8.1 million to $34.5 million in 2017 from $26.4 million in 2016. This increase was primarily due to interest on the net increase of $99.7 million in total debt outstanding.
Other expense, net increased $0.9 million to $3.6 million in 2017 from $2.8 million in 2016. This increase was due to lower net gains on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies and our derivative financial instruments as compared to the prior period.
Provision for income taxes decreased $93.3 million to $38.0 million in 2017 from $131.3 million in 2016. Our effective tax rate was (368.2)% in 2017 compared to 33.8% in 2016. Our effective tax rate for 2017 was lower than the effective tax rate for 2016 primarily due to the significant decrease in income before taxes, the impact of tax benefits recorded on losses in the United States, and reductions in our total liability for unrecognized tax benefits as a result of a lapse in the statute of limitations during the current period. These benefits were offset by the impact of the Tax Act, non-deductible goodwill impairment charges, and the recording of certain valuation allowances.
Our provision for income taxes in 2017 included $38.8 million of income tax expense as a result of the Tax Act, including a $13.9 million charge for our provisional estimate of the transition tax and $24.9 million for the provisional re-measurement of our deferred tax assets for the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net revenues increased $862.0 million, or 21.8%, to $4,825.3 million in 2016 from $3,963.3 million in 2015. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2016	2015	$ Change	% Change
Apparel	$3,229,142	$2,801,062	$428,080	15.3%
Footwear	1,010,693	677,744	332,949	49.1
Accessories	406,614	346,885	59,729	17.2
Total net sales	4,646,449	3,825,691	820,758	21.5
License revenues	99,849	84,207	15,642	18.6
Connected Fitness	80,447	53,415	27,032	50.6
Intersegment Eliminations	(1,410)	—	(1,410)	(100.0)
Total net revenues	$4,825,335	$3,963,313	$862,022	21.8%
The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by training, golf and basketball; and

•	Footwear unit sales growth, led by running and basketball.
License revenues increased $15.6 million, or 18.6%, to $99.8 million in 2016 from $84.2 million in 2015. This increase in license revenues was driven primarily by increased distribution of our licensed products in North America and Japan.
Connected Fitness revenue increased $27.0 million, or 50.6%, to $80.4 million in 2016 from $53.4 million in 2015 primarily driven by increased advertising and subscribers on our fitness applications.
Gross profit increased $335.1 million to $2,240.6 million in 2016 from $1,905.5 million in 2015. Gross profit as a percentage of net revenues, or gross margin, decreased 170 basis points to 46.4% in 2016 compared to 48.1% in 2015. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 120 basis point decrease due to increased liquidation and discounting;

•	approximate 70 basis point decrease driven by negative sales mix primarily driven by the continued strength of our accelerated footwear growth; and

•	approximate 40 basis point decrease due to strengthening of the U.S. dollar negatively impacting our gross margins within our business outside the United States.
The above decreases were partially offset by:

•	approximate 30 basis point increase driven primarily by favorable product input costs in our North America and international businesses; and

•	approximate 40 basis point increase driven primarily by lower air freight costs.
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

•
Other costs increased $266.4 million to $1,345.6 million in 2016 from $1,079.2 million in 2015. This increase was primarily due to higher personnel and other costs incurred for the continued expansion of our direct to consumer distribution channel, including increased investment for our factory house and brand house stores. Additionally, we incurred $17.0 million in expenses related to the liquidation of The Sports Authority, comprised of $15.2 million in bad debt expense and $1.8 million of in-store fixture impairment. This increase was offset by lower incentive compensation expense. As a percentage of net revenues, other costs increased to 27.9% in 2016 from 27.2% in 2015.

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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
North America	$3,802,406	$4,005,314	$(202,908)	(5.1)%
EMEA	469,997	330,584	139,413	42.2
Asia-Pacific	433,647	268,607	165,040	61.4
Latin America	181,324	141,793	39,531	27.9
Connected Fitness	89,179	80,447	8,732	10.9
Intersegment Eliminations	—	(1,410)	1,410	100.0
Total net revenues	$4,976,553	$4,825,335	$151,218	3.1%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $202.9 million to $3,802.4 million in 2017 from $4,005.3 million in 2016 primarily due to lower sales in our wholesale channel driven by lower demand.

•
Net revenues in our EMEA operating segment increased $139.4 million to $470.0 million in 2017 from $330.6 million in 2016 primarily due to unit sales growth to wholesale partners in Germany and the United Kingdom and our our first full year of sales in Russia.

•	Net revenues in our Asia-Pacific operating segment increased $165.0 million to $433.6 million in 2017 from $268.6 million in 2016 primarily due to growth in our direct-to-consumer channel.

•
Net revenues in our Latin America operating segment increased $39.5 million to $181.3 million in 2017 from $141.8 million in 2016 primarily due to unit sales growth to wholesale partners and through our direct to consumer channels in Mexico, Chile, and Brazil.

•
Net revenues in our Connected Fitness operating segment increased $8.7 million to $89.2 million in 2017 from $80.4 million in 2016 primarily driven by increased subscribers on our fitness applications and higher licensing revenue.

Operating income (loss) by segment is summarized below. The majority of corporate expenses within North America have not been allocated to our other segments.

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
North America	$20,179	$408,424	$(388,245)	(95.1)%
EMEA	17,976	11,420	6,556	57.4
Asia-Pacific	82,039	68,338	13,701	20.0
Latin America	(37,085)	(33,891)	(3,194)	(9.4)
Connected Fitness	(55,266)	(36,820)	(18,446)	(50.1)
Total operating income	$27,843	$417,471	$(389,628)	(93.3)%

The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $388.2 million to $20.2 million in 2017 from $408.4 million in 2016 primarily due to the decreases in net sales and gross margins discussed above and $63.2 million in restructuring and impairment charges.

•
Operating income in our EMEA operating segment increased $6.6 million to $18.0 million in 2017 from $11.4 million in 2016 primarily due to sales growth discussed above, which was partially offset by continued investment in operations.

•
Operating income in our Asia-Pacific operating segment increased $13.7 million to $82.0 million in 2017 from $68.3 million in 2016 primarily due to sales growth discussed above. This increase was offset by investments in our direct to consumer business and entry into new territories.

•
Operating loss in our Latin America operating segment increased $3.2 million to $37.1 million in 2017 from $33.9 million in 2016 primarily due to $11.5 million in restructuring and impairment charges. This increase in operating loss was offset by sales growth discussed above.

•
Operating loss in our Connected Fitness segment increased $18.4 million to $55.3 million in 2017 from $36.8 million in 2016 primarily due to $47.8 million in restructuring and impairment charges. This increase in operating loss was offset by sales growth discussed above and savings from our 2017 restructuring plan.

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

•
Net revenues in our Asia-Pacific operating segment increased $123.7 million to $268.6 million in 2016 from $144.9 million in 2015 primarily due to our first e-commerce site in our direct to consumer channel and an increase in mono-branded partner stores which are included in our wholesale channel.

•
Net revenues in our Latin America operating segment increased $35.6 million to $141.8 million in 2016 from $106.2 million in 2015 primarily due an increase in company operated stores in our direct to consumer channel and partner doors in our wholesale channel.

•
Net revenues in our Connected Fitness operating segment increased $27.0 million to $80.4 million in 2016 from $53.4 million in 2015 primarily driven by increased advertising and subscribers on our fitness applications.

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
The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below:

	Quarter Ended (unaudited)
(In thousands)	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Net revenues	$1,047,702	$1,000,783	$1,471,573	$1,305,277	$1,117,331	$1,088,245	$1,405,615	$1,365,362
Gross profit	480,636	477,647	698,624	583,704	505,423	498,246	645,350	589,704
Marketing SG&A expenses	122,483	107,835	139,517	107,665	128,336	136,071	143,919	156,800
Other SG&A expenses	323,270	350,434	359,797	312,139	369,552	363,860	354,254	434,039
Restructuring and impairment charges	—	—	—	—	—	3,100	84,997	35,952
Income (loss) from operations	$34,883	$19,378	$199,310	$163,900	$7,536	$(4,785)	$62,180	$(37,088)
(As a percentage of annual totals)
Net revenues	21.7%	20.7%	30.5%	27.1%	22.5%	21.9%	28.2%	27.4%
Gross profit	21.5%	21.3%	31.2%	26.1%	22.6%	22.3%	28.8%	26.3%
Marketing SG&A expenses	25.7%	22.6%	29.2%	22.5%	22.7%	24.1%	25.5%	27.7%
Other SG&A expenses	24.0%	26.0%	26.7%	23.2%	24.3%	23.9%	23.3%	28.5%
Restructuring and impairment charges	—%	—%	—%	—%	—%	2.5%	68.5%	29.0%
Income (loss) from operations	8.4%	4.6%	47.7%	39.3%	27.1%	(17.2)%	223.3%	(133.2)%

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
Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes, including our new global operating and financial reporting information technology system, are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
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
At December 31, 2017, $158.7 million, or approximately 50.8%, of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States.
The Tax Act provided for a one-time transition tax on indefinitely reinvested foreign earnings to transition U.S. international taxation from a worldwide system to a modified territorial system. We recorded a provisional tax liability of $13.9 million relating to the one-time transition tax on our indefinitely reinvested foreign earnings. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities and record foreign exchange rate impacts.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$234,063	$364,368	$14,541
Investing activities	(282,987)	(381,139)	(847,475)
Financing activities	106,759	146,114	381,433
Effect of exchange rate changes on cash and cash equivalents	4,178	(8,725)	(11,822)
Net increase (decrease) in cash and cash equivalents	$62,013	$120,618	$(463,323)
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
Cash flows provided by operating activities decreased $130.3 million to $234.1 million in 2017 from $364.4 million in 2016. The decrease in cash from operating activities was primarily due to a decrease in net income of $305.2 million. This decrease was partially offset by a smaller decrease in accounts receivable of $170.1 million.
Cash flows provided by operating activities increased $349.8 million to $364.4 million in 2016 from $14.6 million in 2015. The increase in cash from operating activities was due to increased net cash flows from operating assets and liabilities of $325.4 million, an increase in net income of $24.4 million year over year and an increase in adjustments to net income for non-cash items of $1.1 million year over year. The increase in cash outflows related to changes in operating assets and liabilities period over period was primarily driven by the following:

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

Investing Activities

Cash used in investing activities decreased $98.2 million to $283.0 million in 2017 from $381.1 million in 2016, primarily due lower capital expenditures in 2017.
Cash used in investing activities decreased $466.4 million to $381.1 million in 2016 from $847.5 million in 2015, primarily due to the impact of our Connected Fitness acquisitions of MyFitnessPal and Endomondo which occurred during the first quarter of 2015.
Total capital expenditures were $274.9 million, $405.5 million, and $325.5 in 2017, 2016 and 2015, respectively. Capital expenditures for 2018 are expected to be approximately $225.0 million.
Financing Activities
Cash provided by financing activities decreased $39.4 million to $106.8 million in 2017 from $146.1 million in 2016. This decrease was primarily due to lower borrowing on our revolving credit facility.
Cash provided by financing activities decreased $235.3 million to $146.1 million in 2016 from $381.4 million in 2015. This decrease was primarily due to higher repayments on our revolving credit facility, partially offset by the issuance of senior notes in 2016.

Credit Facility
We are party to a credit agreement that provides revolving commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of  December 31, 2017 the outstanding balance under the revolving credit facility was $125.0 million and $161.3 million of term loan borrowings remained outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof, will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of December 31, 2017.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2017, we were in compliance with these ratios. In February 2018, we amended the credit agreement to amend the definition of consolidated EBITDA, and to provide that our trailing four-quarter consolidated leverage ratio may not exceed 3.75 to 1.00 for the four quarters ended June 30, 2018, and 4.00 to 1.00 for the four quarters ended September 30, 3018. Beginning with the four quarters ended December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 2.2% and 1.6% during the years ended December 31, 2017 and 2016, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of  December 31, 2017, the commitment fee was 17.5 basis points. Since inception, we have incurred and deferred $3.9 million in financing costs in connection with the credit agreement.

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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2017 and 2016, the outstanding balance on the loan was $40.0 million and $42.0 million, respectively. The weighted average interest rate on the loan was 2.5% and 2.0% for the years ended December 31, 2017 and 2016, respectively.
Interest expense, net was $34.5 million, $26.4 million, and $14.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $1.3 million, $1.2 million, and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2033, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2017. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2017 as well as significant agreements entered into during the period after December 31, 2017 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$980,585	$51,925	$134,932	$125,478	$668,250
Lease obligations (2)	1,489,469	140,257	297,759	279,406	772,047
Product purchase obligations (3)	1,093,665	1,093,665	—	—	—
Sponsorships and other (4)	1,170,848	150,428	261,191	241,493	517,736
Total	$4,734,567	$1,436,275	$693,882	$646,377	$1,958,033

(1)
Includes estimated interest payments based on applicable fixed and currently effective floating interest rates as of December 31, 2017, timing of scheduled payments, and the term of the debt obligations.

(2)
Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $15.5 million for the year ended December 31, 2017.

(3)
We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2017.

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

The table above excludes a liability of $54.4 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. There were no significant changes to our critical accounting policies during the year ended December 31, 2017.

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
We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We base our estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2017 and 2016, there were $246.6 million and $146.2 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $19.7 million and $11.3 million, respectively.
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

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, we perform the goodwill impairment test. We compare the fair value of the reporting unit with its carrying amount. We calculate fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. We perform our annual impairment tests in the fourth quarter of each fiscal year.
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
A significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to our challenged U.S. results we incurred significant net operating losses (“NOLs”) in these jurisdictions in 2017. Based on these factors, we have evaluated our ability to utilize these deferred tax assets in future years. In evaluating the recoverability of these deferred tax assets at December 31, 2017, we have considered all available evidence, both positive and negative, including but not limited to the following:

Positive

•	Availability of taxable income in the U.S. federal and certain state NOL carryback periods;

•	U.S. federal NOLs have an indefinite carryforward period, beginning in 2018 pursuant to the Tax Act;

•	Definite lived tax attributes with relatively long carryforward periods; a majority from 10 to 20 years;

•	No history of U.S. federal and state tax attributes expiring unused;

•	Three year cumulative U.S. federal and state pre-tax income;

•	Relative low values of pre-tax income required to realized deferred tax assets relative to historic income levels;

•	Restructuring plans being undertaken to improve profitability;

•	Availability of prudent and feasible tax planning strategies.

Negative

•	Inherent challenges in forecasting future pre-tax earnings which rely on improved profitability from our restructuring efforts;

•	The continuing challenge of changes in the U.S. consumer retail business environment;

•	While relatively long, existence of definite lived tax attributes of certain U.S. federal tax credits and state NOLs;
As of December 31, 2017, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of the majority of the net deferred tax assets. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2017, we had $87.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of 3.2 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been achieved as of December 31, 2017.
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets are deemed probable, which requires management judgment. The achievement of certain revenue and operating income targets related to the performance-based restricted stock units and stock options granted in 2017 were not deemed probable as of December 31, 2017. Additional stock-based compensation expense of up to $5.7 million would have been recorded from grant date through 2017 for these performance-based restricted stock units and stock options had the full achievement of all operating targets been deemed probable; however, currently we do not believe that these targets will be met. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Recently Issued Accounting Standards
Refer to Note 2 to the notes to our financial statements included in this Form 10-K for our assessment of recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our consolidated financial statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar during the consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in other expense, net on the consolidated statements of income.
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
As of December 31, 2017, the aggregate notional value of our outstanding foreign currency contracts was $601.0 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Mexican Peso/U.S. Dollar, Yen/U.S.

Dollar, Mexican Peso/Euro and South Korean Won/U.S. Dollar. currency pairs with contract maturities of one to eleven months. The majority of our foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. We enter into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2017 and 2016, we reclassified $0.4 million and $0.3 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair value of our foreign currency contracts was a liability of $6.8 million as of December 31, 2017 and was included in other current liabilities on the consolidated balance sheet. The fair value of our foreign currency contracts was an asset of $15.2 million as of December 31, 2016 and was included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Unrealized foreign currency exchange rate gains (losses)	$29,246	$(12,627)	$(33,359)
Realized foreign currency exchange rate gains (losses)	611	(6,906)	7,643
Unrealized derivative gains (losses)	(1,217)	729	388
Realized derivative gains (losses)	(26,537)	15,192	16,404
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
As of December 31, 2017, the aggregate notional value of our outstanding interest rate swap contracts was $135.6 million. During the years ended December 31, 2017 and 2016, we recorded a $0.9 million and $2.0 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $1.1 million as of December 31, 2017 and was included in other long term assets on the consolidated balance sheet. The fair value of the interest rate swap contracts was a liability of $0.4 million as of December 31, 2016 and was included in other long term liabilities on the consolidated balance sheet.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2017. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts."
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payment awards in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 28, 2018

We have served as the Company’s auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$312,483	$250,470
Accounts receivable, net	609,670	622,685
Inventories	1,158,548	917,491
Prepaid expenses and other current assets	256,978	174,507
Total current assets	2,337,679	1,965,153
Property and equipment, net	885,774	804,211
Goodwill	555,674	563,591
Intangible assets, net	46,995	64,310
Deferred income taxes	82,801	136,862
Other long term assets	97,444	110,204
Total assets	$4,006,367	$3,644,331
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$125,000	$—
Accounts payable	561,108	409,679
Accrued expenses	296,841	208,750
Current maturities of long term debt	27,000	27,000
Other current liabilities	50,426	40,387
Total current liabilities	1,060,375	685,816
Long term debt, net of current maturities	765,046	790,388
Other long term liabilities	162,304	137,227
Total liabilities	1,987,725	1,613,431
Commitments and contingencies (see Note 6)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2017, and 2016; 185,257,423 shares issued and outstanding as of December 31, 2017, and 183,814,911 shares issued and outstanding as of December 31, 2016.	61	61
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2017, and December 31, 2016.	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2017, and 2016; 222,375,079 shares issued and outstanding as of December 31, 2017, and 220,174,048 shares issued and outstanding as of December 31, 2016.	74	73
Additional paid-in capital	872,266	823,484
Retained earnings	1,184,441	1,259,414
Accumulated other comprehensive loss	(38,211)	(52,143)
Total stockholders’ equity	2,018,642	2,030,900
Total liabilities and stockholders’ equity	$4,006,367	$3,644,331

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net revenues	$4,976,553	$4,825,335	$3,963,313
Cost of goods sold	2,737,830	2,584,724	2,057,766
Gross profit	2,238,723	2,240,611	1,905,547
Selling, general and administrative expenses	2,086,831	1,823,140	1,497,000
Restructuring and impairment charges	124,049	—	—
Income from operations	27,843	417,471	408,547
Interest expense, net	(34,538)	(26,434)	(14,628)
Other expense, net	(3,614)	(2,755)	(7,234)
Income (loss) before income taxes	(10,309)	388,282	386,685
Income tax expense	37,951	131,303	154,112
Net income (loss)	(48,260)	256,979	232,573
Adjustment payment to Class C capital stockholders	—	59,000	—
Net income (loss) available to all stockholders	(48,260)	197,979	232,573

Basic net income (loss) per share of Class A and B common stock	$(0.11)	$0.45	$0.54
Basic net income (loss) per share of Class C common stock	$(0.11)	$0.72	$0.54
Diluted net income (loss) per share of Class A and B common stock	$(0.11)	$0.45	$0.53
Diluted net income (loss) per share of Class C common stock	$(0.11)	$0.71	$0.53

Weighted average common shares outstanding Class A and B common stock
Basic	219,254	217,707	215,498
Diluted	219,254	221,944	220,868

Weighted average common shares outstanding Class C common stock
Basic	221,475	218,623	215,498
Diluted	221,475	222,904	220,868
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(48,260)	$256,979	$232,573
Other comprehensive income (loss):
Foreign currency translation adjustment	23,357	(13,798)	(31,816)
Unrealized gain (loss) on cash flow hedge, net of tax of $(5,668), $3,346 and $415 for the years ended December 31, 2017, 2016, and 2015 respectively.	(16,624)	9,084	1,611
Gain (loss) on intra-entity foreign currency transactions	7,199	(2,416)	—
Total other comprehensive income (loss)	13,932	(7,130)	(30,205)
Comprehensive income (loss)	$(34,328)	$249,849	$202,368
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	177,296	$59	36,600	$12	213,896	71	$508,279	$856,687	$(14,808)	$1,350,300
Exercise of stock options	360	—	—	—	360	—	2,852	—	—	2,852
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(172)	—	—	—	(172)	—	—	(12,727)	—	(12,727)
Issuance of Class A Common Stock, net of forfeitures	1,996	1	—	—	1,996	1	19,134	—	—	19,136
Class B Convertible Common Stock converted to Class A Common Stock	2,150	1	(2,150)	(1)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	60,376	—	—	60,376
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	45,917	—	—	45,917
Comprehensive income	—	—	—	—	—	—	—	232,573	(30,205)	202,368
Balance as of December 31, 2015	181,630	61	34,450	11	216,080	72	636,558	1,076,533	(45,013)	1,668,222
Exercise of stock options	792	—	—	—	971	—	6,203	—	—	6,203
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(199)	—	—	—	(276)	—	—	(15,098)	—	(15,098)
Issuance of Class A Common Stock, net of forfeitures	1,592	—	—	—	—	—	7,884	—	—	7,884
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,852	1	25,834	—	—	25,835
Issuance of Class C dividend	—	—	—	—	1,547	—	56,073	(59,000)	—	(2,927)
Stock-based compensation expense	—	—	—	—	—	—	46,149	—	—	46,149
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	44,783	—	—	44,783
Comprehensive income	—	—	—	—	—	—	—	256,979	(7,130)	249,849
Balance as of December 31, 2016	183,815	61	34,450	11	220,174	73	823,484	1,259,414	(52,143)	2,030,900

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Exercise of stock options	609	—	—	—	556	—	3,664	—	—	3,664
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(65)	—	—	—	(78)	—	—	(2,781)	—	(2,781)
Issuance of Class A Common Stock, net of forfeitures	898	—	—	—	—	—		—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,723	1	7,852	—	—	7,853
Impact of adoption of accounting standard updates	—	—	—	—	—	—	(2,666)	(23,932)	—	(26,598)
Stock-based compensation expense	—	—	—	—	—	—	39,932	—	—	39,932
Comprehensive income (loss)	—	—	—	—	—	—	—	(48,260)	13,932	(34,328)
Balance as of December 31, 2017	185,257	61	34,450	11	222,375	74	872,266	1,184,441	(38,211)	2,018,642
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(48,260)	$256,979	$232,573
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	173,747	144,770	100,940
Unrealized foreign currency exchange rate loss (gains)	(29,247)	12,627	33,359
Impairment charges	71,378	—	—
Amortization of bond premium	254	—	—
Loss on disposal of property and equipment	2,313	1,580	549
Stock-based compensation	39,932	46,149	60,376
Excess tax benefit (loss) from stock-based compensation arrangements	(75)	44,783	45,917
Deferred income taxes	55,910	(43,004)	(4,426)
Changes in reserves and allowances	108,757	70,188	40,391
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(79,106)	(249,853)	(191,876)
Inventories	(222,391)	(148,055)	(278,524)
Prepaid expenses and other assets	(55,503)	(25,284)	(76,476)
Accounts payable	145,695	202,446	(22,583)
Accrued expenses and other liabilities	109,823	67,754	76,854
Income taxes payable and receivable	(39,164)	(16,712)	(2,533)
Net cash provided by operating activities	234,063	364,368	14,541
Cash flows from investing activities
Purchases of property and equipment	(281,339)	(316,458)	(298,928)
Purchases of property and equipment from related parties	—	(70,288)	—
Purchase of businesses, net of cash acquired	—	—	(539,460)
Purchases of available-for-sale securities	—	(24,230)	(103,144)
Sales of available-for-sale securities	—	30,712	96,610
Purchases of other assets	(1,648)	(875)	(2,553)
Net cash used in investing activities	(282,987)	(381,139)	(847,475)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	763,000	1,327,601	650,000
Payments on long term debt and revolving credit facility	(665,000)	(1,170,750)	(265,202)
Employee taxes paid for shares withheld for income taxes	(2,781)	(15,098)	(12,728)
Proceeds from exercise of stock options and other stock issuances	11,540	15,485	10,310
Payments of debt financing costs	—	(6,692)	(947)
Cash dividends paid	—	(2,927)	—
Contingent consideration payments for acquisitions	—	(1,505)
Net cash provided by financing activities	106,759	146,114	381,433
Effect of exchange rate changes on cash and cash equivalents	4,178	(8,725)	(11,822)
Net increase (decrease) in cash and cash equivalents	62,013	120,618	(463,323)
Cash and cash equivalents
Beginning of period	250,470	129,852	593,175
End of period	$312,483	$250,470	$129,852

Non-cash investing and financing activities
Change in accrual for property and equipment	$10,580	$16,973	$17,758
Non-cash dividends	—	(56,073)
Property and equipment acquired under build-to-suit leases	—	—	5,631
Other supplemental information
Cash paid for income taxes	36,921	135,959	99,708
Cash paid for interest, net of capitalized interest	29,750	21,412	11,176

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. Included in interest expense, net for the years ended December 31, 2017, 2016 and 2015 was interest income of $0.4 million, $0.3 million and $0.2 million, respectively, related to cash and cash equivalents.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large sporting goods retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. The Company's largest customer in North America accounted for 12% and 16% of accounts receivable as of December 31, 2017 and December 31, 2016, respectively. The Company's largest customer accounted for 10% and 12% of net revenues for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, no customer accounted for more than 10% of net revenues.
Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $19.7 million and $11.3 million, respectively.

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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $2.1 million and $1.8 million as of December 31, 2017 and 2016, respectively.
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
As a part of the Company's 2017 restructuring plan, the Company abandoned the use of several assets included within Property and Equipment, resulting in an impairment charge of $30.7 million, reducing the carrying value of these assets to their estimated fair values.

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs the goodwill impairment test. The Company compares the fair value of the reporting unit with its carrying amount. The Company calculates fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit.
During the third quarter of 2017, the Company made the strategic decision to not pursue certain planned future revenue streams in its Connected Fitness business in connection with the 2017 Restructuring Plan. The Company determined sufficient indication existed to trigger the performance of an interim impairment for the Company’s Connected Fitness reporting unit resulting in goodwill impairment of $28.6 million, which represents all goodwill allocated to this reporting unit. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. As of December 31, 2017, no impairment of goodwill was identified and the fair value of each reporting unit substantially exceeded its carrying value.
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. In connection with the Company's 2017 Restructuring Plan, strategic decisions were made during the third quarter in 2017 to abandon the use of certain intangible assets in the Company's Connected Fitness reporting unit. These intangible assets included technology and brand names, resulting in total intangible asset impairment charges of $12.1 million
Accrued Expenses
At December 31, 2017, accrued expenses primarily included $92.7 million and $47.0 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2016, accrued expenses primarily included $60.8 million and $24.7 million of accrued compensation and benefits and marketing expenses, respectively.
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
Derivatives and Hedging Activities
The Company uses derivative financial instruments in the form of foreign currency and interest rate swap contracts to minimize the risk associated with foreign currency exchange rate and interest rate fluctuations. The Company accounts for derivative financial instruments pursuant to applicable accounting guidance. This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as other current liabilities or other long term liabilities, depending on the derivative financial instrument’s maturity date.

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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are recorded as an offset to accounts receivable as settlements are made through offsets to outstanding customer invoices. As of December 31, 2017 and 2016, there were $246.6 million and $146.2 million, respectively, in reserves for customer returns, allowances, markdowns and discounts.
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $565.1 million, $477.5 million and $417.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, prepaid advertising costs were $41.2 million and $32.0 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $101.5 million, $89.9 million and $63.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

Minority Investment
The Company holds a minority investment in Dome Corporation (“Dome”), the Company’s Japanese licensee. The Company invested ¥1,140.0 million, or $15.5 million, in exchange for 19.5% common stock ownership in Dome. As of December 31, 2017 and 2016, the carrying value of the Company’s investment was $12.7 million and $11.7 million, respectively, and was included in other long term assets on the consolidated balance sheets. The investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary.
The Company accounts for its investment in Dome under the cost method given that it does not have the ability to exercise significant influence. Additionally, the Company concluded that no event or change in circumstances occurred during the year ended December 31, 2017 that may have a significant adverse effect on the fair value of the investment.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as operating cash flows.
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
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the Company's Senior Notes was $526.3 million and $568.1 million as of December 31, 2017 and 2016, respectively. The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of the interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.
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
The Company’s initial assessment of the guidance in this ASU has identified wholesale customer support costs, direct to consumer incentive programs and customer related returns as transactions potentially affected by this guidance. On the Consolidated Balance Sheet, reserves for returns, allowances, discounts and markdowns will be included as other current liabilities rather than accounts receivable, net and the value of inventory associated with reserves for sales returns will be included within prepaid expenses and other current assets. While the Company has not completed its evaluation, it expects the impact of the adoption of this ASU would primarily change presentation within its consolidated financial statements but is currently not expected to have a material effect on income from operations.
The Company will adopt the guidance in this new ASU effective January 1, 2018, and plans to use the modified retrospective transition approach, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying this guidance to contracts in effect as of the adoption date. Under this approach, the Company would not restate the prior financial statements presented. The guidance in this ASU requires the Company to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
In January of 2016, the FASB issued ASU 2016-01 which simplifies the impairment assessment of equity investments. This ASU requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans) and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU becomes effective for fiscal periods beginning January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The guidance related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.
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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company has not yet made an accounting policy election in regards to the GILTI provisions under the Tax Act. The Company will make its GILTI accounting policy election during the one-year measurement period as allowed by the SEC. No amounts have been recorded in the Company's 2017 financial statements for the impact of GILTI provisions.

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, which affects all entities that issue share-based payment awards to their employees. The amendments in this ASU cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures and the classification of those taxes paid on the statement of cash flows. The Company adopted the provisions of this ASU on January 1, 2017 on a prospective basis and recorded an excess tax deficiency of $1.3 million as an increase in income tax expense related to share-based compensation for vested awards. Additionally, the Company made a policy election under the provisions of this ASU to account for forfeitures when they occur rather than estimating the number of awards that are expected to vest. As a result of this election, upon adoption of the guidance in this ASU, the Company recorded a $1.9 million cumulative-effect benefit to retained earnings as of the date of adoption. The Company adopted the provisions of this ASU related to changes on the Consolidated Statement of Cash Flows on a retrospective basis. Excess tax benefits and deficiencies have been classified within cash flows from operating activities and employee taxes paid for shares withheld for income taxes have been classified within cash flows from financing activities on the Consolidated Statement of Cash Flows. This resulted in increases of $44.8 million and $45.9 million to cash flows from operating activities for the years ended December 31, 2016 and 2015, respectively. This also resulted in decreases of $15.1 million and $12.7 million to cash flows from financing activities for the year ended December 31, 2015 and 2016, respectively.
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

3. Restructuring and Impairment
A description of significant restructuring and related impairment charges is included below:
2017 Restructuring Plan
On July 27, 2017, the Company’s Board of Directors approved a restructuring plan (the “2017 restructuring plan”) to more closely align its financial resources with the critical priorities of the business. After completion of the 2017 restructuring plan, the Company recognized approximately $100.4 million of pre-tax charges in connection with this restructuring plan. In addition to these charges, the Company also recognized restructuring related goodwill impairment charges of approximately $28.6 million for its Connected Fitness business.
Impairment
As a part of the 2017 restructuring plan, the Company abandoned the use of several assets included within Property and Equipment, resulting in an impairment charge of $30.7 million, reducing the carrying value of these assets to their estimated fair values. Fair value was estimated using an income-approach based on management’s forecast of future cash flows expected to be derived from the assets' use.
Additionally, in connection with the 2017 restructuring plan, strategic decisions were made during the third quarter of 2017 to abandon the use of certain intangible assets in the Company's Connected Fitness reporting unit. These intangible assets included technology and brand names, resulting in total intangible asset impairment charges of $12.1 million, reducing the carrying value of these assets to their estimated fair values. Fair value was estimated using an income-approach based on management’s forecast of future cash flows expected to be derived from the assets use. In addition, the Company also made the strategic decision to not pursue certain other planned future revenue streams in connection with the 2017 restructuring plan.
The Company determined sufficient indication existed to trigger the performance of an interim goodwill impairment for the Company’s Connected Fitness reporting unit. Using updated cash flow projections, the Company calculated the fair value of the Connected Fitness reporting unit based on the discounted cash flows model. The carrying value exceeded the fair value, resulting in an impairment of goodwill. As the excess of the carrying value for the Connected Fitness reporting unit was greater than the goodwill for this reporting unit, all of the goodwill was impaired.
The summary of the costs incurred during the year ended December 31, 2017 in connection with the 2017 restructuring plan are as follows:

Year Ended December 31,
(In thousands)	2017
Costs recorded in cost of goods sold:
Inventory write-offs (1)	$5,077
Total costs recorded in cost of goods sold	5,077

Costs recorded in restructuring and impairment charges:
Goodwill impairment	28,647
Property and equipment impairment	30,677
Employee related costs	14,572
Intangible asset impairment	12,054
Contract exit costs	12,029
Other restructuring costs	26,070
Total costs recorded in restructuring and impairment charges	124,049
Total restructuring, impairment and restructuring related costs	$129,126
(1) This table includes an additional non-cash charge of $5.1 million for the year ended December 31, 2017 associated with the disposition of inventory outside of current liquidation channels in line with the 2017 restructuring plan.

A summary of the activity in the restructuring reserve related to the 2017 Restructuring Plan is as follows:

	Employee Related costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2017	$—	$—	$—
Additions charged to expense	14,572	12,029	13,070
Cash payments charged against reserve	(10,017)	(9,181)	(10,070)
Balance at December 31, 2017	$4,555	$2,848	$3,000

2018 Restructuring Plan
On February 9, 2018, the Company's Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") identifying further opportunities to optimize operations. In conjunction with this plan, approximately $110 to $130 million of pre-tax restructuring and related charges are expected to be incurred during the Company's 2018 fiscal year, including:

•	Up to $105.0 million in cash charges, consisting of up to: $55.0 million in facility and lease terminations and $50.0 million in contract termination and other restructuring charges; and,

•	Up to $25.0 million in non-cash charges comprised of approximately $10.0 million of inventory related charges and approximately $15.0 million of intangibles and other asset related impairments.
4. Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
(In thousands)	2017	2016
Leasehold and tenant improvements	$431,761	$326,617
Furniture, fixtures and displays	204,926	168,720
Buildings	47,625	47,216
Software	232,660	151,059
Office equipment	98,802	75,196
Plant equipment	144,484	124,140
Land	83,574	83,574
Construction in progress	148,488	204,362
Other	20,438	20,383
Subtotal property and equipment	1,412,758	1,201,267
Accumulated depreciation	(526,984)	(397,056)
Property and equipment, net	$885,774	$804,211
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $164.3 million, $130.7 million and $86.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Goodwill and Intangible Assets, Net

The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2016	$317,323	$99,245	$77,586	$42,436	$27,001	$563,591
Effect of currency translation adjustment	1,132	11,910	3,737	2,305	1,646	20,730
Impairment	—	—	—	—	(28,647)	(28,647)
Balance as of December 31, 2017	$318,455	$111,155	$81,323	$44,741	$—	$555,674
The following table summarizes the Company’s intangible assets as of the periods indicated:

		December 31, 2017				December 31, 2016
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
User base	10	$48,561	$(13,499)	$—	$35,062	$47,653	$(8,733)	$38,920
Technology	5-7	19,611	(9,524)	(10,087)	—	19,612	(8,221)	11,391
Customer relationships	2-3	9,527	(9,527)	—	—	9,527	(9,527)	—
Trade name	4-5	7,653	(5,686)	(1,967)	—	7,653	(4,816)	2,837
Nutrition database	10	4,500	(1,256)	—	3,244	4,500	(806)	3,694
Lease-related intangible assets	1-15	3,896	(3,232)	—	664	3,896	(3,075)	821
Other	5-10	1,353	(892)	—	461	1,373	(666)	707
Total		$95,101	$(43,616)	$(12,054)	$39,431	$94,214	$(35,844)	$58,370
Indefinite-lived intangible assets					7,564			5,940
Intangible assets, net					$46,995			$64,310
Amortization expense, which is included in selling, general and administrative expenses, was $8.2 million, $13.0 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2017:

(In thousands)
2018	$5,715
2019	5,608
2020	5,536
2021	5,447
2022	5,428
2023 and thereafter	11,697
Amortization expense of intangible assets	$39,431

6. Credit Facility and Other Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of December 31, 2017 the outstanding balance under the revolving credit facility was $125.0 million and $161.3 million of term loan borrowings remained outstanding.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof, will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of December 31, 2017.

The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2017, the Company was in compliance with these ratios. In February 2018, the Company amended the credit agreement to amend the definition of consolidated EBITDA, and to provide that the Company's trailing four-quarter consolidated leverage ratio may not exceed 3.75 to 1.00 for the four quarters ended June 30, 2018, and 4.00 to 1.00 for the four quarters ended September 30, 3018. Beginning with the four quarters ended December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans and revolving credit facility borrowings was 2.2% and 1.6% during the years ended December 31, 2017 and 2016, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2017, the commitment fee was 17.5 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of December 31, 2017 and 2016, the outstanding balance on the loan was $40.0 million and $42.0 million, respectively. The weighted average interest rate on the loan was 2.5% and 2.0% for the years ended December 31, 2017 and 2016, respectively.
The following are the scheduled maturities of long term debt as of December 31, 2017:

(In thousands)
2018	$27,000
2019	63,000
2020	25,000
2021	86,250
2022	—
2023 and thereafter	600,000
Total scheduled maturities of long term debt	$801,250

Current maturities of long term debt	$27,000
Interest expense, net was $34.5 million, $26.4 million, and $14.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $1.3 million, $1.2 million, and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

7. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2033, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for brand and factory house stores that the Company did not yet occupy as of December 31, 2017 and does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases as of December 31, 2017 as well as significant operating lease agreements entered into during the period after December 31, 2017 through the date of this report:

(In thousands)
2018	140,257
2019	139,304
2020	158,455
2021	147,094
2022	132,312
2023 and thereafter	772,047
Total future minimum lease payments	$1,489,469
Included in selling, general and administrative expense was rent expense of $141.2 million, $109.0 million and $83.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $15.5 million, $13.0 million and $11.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2017, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2017 through the date of this report:

(In thousands)
2018	150,428
2019	135,165
2020	126,026
2021	121,710
2022	119,783
2023 and thereafter	517,736
Total future minimum sponsorship and other payments	$1,170,848
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
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On August 4, 2017, the lead plaintiff in the Consolidated Action, North East Scotland Pension Fund, joined by named plaintiff Bucks County Employees Retirement Fund, filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s Chief Executive Officer and former Chief Financial Officers, Lawrence Molloy and Brad Dickerson.  The Amended Complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products.  The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017.  The Amended Complaint also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016.  The Securities Act claims are asserted against the Company, the Company’s Chief Executive Officer, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering.  The Amended Complaint alleges that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.  On November 9, 2017, the Company and the other defendants filed a motion to dismiss the Amended Complaint, which is still pending with the Court.  The Company believes that the claims asserted in the Consolidated Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.

8. Stockholders’ Equity

The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2017 of 400.0 million shares and 34.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as specified in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Charter. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2017			December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	$—	$(6,818)	$—	$—	$15,238	$—
Interest rate swap contracts (see Note 8)	—	1,088	—	—	(420)	—
TOLI policies held by the Rabbi Trust	—	5,756	—	—	4,880	—
Deferred Compensation Plan obligations	—	(7,971)	—	—	(7,023)	—
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
As of the fair value of the Company's Senior Notes was $526.3 million and $568.1 million as of December 31, 2017 and 2016, respectively. The carrying value of the Company's other long term debt approximated its fair value as of December 31, 2017 and 2016. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

10. Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company including the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for a one-time transition tax on indefinitely reinvested foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective change beginning in 2018, including the elimination of certain domestic deductions and credits, capitalization of research and development expenditures, and additional limitations on the deductibility of executive compensation and interest.
The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Act for which accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.
The changes to existing U.S. tax laws as a result of the Tax Act, which have the most significant impact on the company’s provision for income taxes as of December 31, 2017 are as follows:
Reduction of the U.S. Corporate Income Tax Rate
The company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the company’s deferred tax assets and liabilities were adjusted to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $24.9 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $24.9 million decrease in net deferred tax assets as of December 31, 2017.
Transition Tax on Foreign Earnings
The company recognized a provisional income tax expense of $13.9 million for the year ended December 31, 2017 related to the one-time transition tax on indefinitely reinvested foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of the company’s historical foreign earnings, the amount of foreign tax credits available, and the ability to utilize certain foreign tax credits, which is expected to be completed in 2018.
The adjustments to the deferred tax assets and liabilities and the liability for the transition tax on indefinitely reinvested foreign earnings, including the analysis of our ability to fully utilize foreign tax credits associated with the transition tax, are provisional amounts estimated based on information reviewed as of December 31, 2017. As we complete our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to the provisional amounts that we have recorded as of December 31, 2017 that may materially impact our provision for income taxes. Any subsequent adjustment will be recorded to current income tax expense in the quarter of 2018 when the analysis is completed.
Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Income (loss) before income taxes:
United States	$(131,475)	$251,321	$272,739
Foreign	121,166	136,961	113,946
Total	$(10,309)	$388,282	$386,685
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$(46,931)	$116,637	$102,317
State	(8,336)	29,989	27,500
Other foreign countries	34,005	32,394	28,336
	(21,262)	179,020	158,153
Deferred
Federal	51,447	(35,748)	707
State	12,080	(10,658)	(5,703)
Other foreign countries	(4,314)	(1,311)	955
	59,213	(47,717)	(4,041)
Provision for income taxes	$37,951	$131,303	$154,112
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2017		2016		2015
U.S. federal statutory income tax rate	$(3,608)	35.0%	$135,899	35.0%	$135,340	35.0%
State taxes, net of federal tax impact	(9,537)	92.5	9,447	2.4	12,252	3.2
Unrecognized tax benefits	1,178	(11.4)	4,377	1.1	12,931	3.4
Permanent tax benefits/nondeductible expenses	2,246	(21.8)	(5,177)	(1.3)	8,475	2.2
Goodwill impairment	8,522	(82.7)	—	—	—	—
Foreign rate differential	(25,563)	248.0	(25,768)	(6.6)	(21,262)	(5.5)
Valuation allowance	29,563	(290.3)	8,798	2.3	10,504	2.7
Impacts related to Tax Act	38,833	(376.7)	—	—	—	—
Other	(3,683)	39.2	3,727	0.9	(4,128)	(1.1)
Effective income tax rate	$37,951	(368.2)%	$131,303	33.8%	$154,112	39.9%
The decrease in the 2017 full year effective income tax rate, as compared to 2016, is primarily attributable to the significant decrease in pre-tax earnings. In 2017, the Company recorded tax benefits for losses in the United States and reductions in the Company's total liability for unrecognized tax benefits as a result of a lapse in the statute of limitations during the current period. These benefits were offset by the impact of the Tax Act, non-deductible goodwill impairment charges and the recording of certain valuation allowances.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax asset
Allowance for doubtful accounts and sales return reserves	$52,745	$53,811
Foreign net operating loss carry-forwards	34,542	26,964
Tax basis inventory adjustment	30,531	25,776
Reserves and accrued liabilities	20,500	38,819
Stock-based compensation	19,002	32,910
Deferred rent	18,735	21,168
U.S. net operating loss carryforward	13,382	3,032
Foreign tax credit carry-forwards	11,918	8,664
State tax credits, net of federal impact	8,555	7,408
Inventory obsolescence reserves	5,241	15,479
Other	4,340	3,107
Total deferred tax assets	219,491	237,138
Less: valuation allowance	(73,544)	(37,969)
Total net deferred tax assets	145,947	199,169

Deferred tax liability
Property, plant and equipment	(43,924)	(45,178)
Prepaid expenses	(18,336)	(8,628)
Intangible assets	—	(6,815)
Other	(1,218)	(2,506)
Total deferred tax liabilities	(63,478)	(63,127)
Total deferred tax assets, net	$82,469	$136,042

All deferred tax assets and liabilities are classified in non-current on the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from our current assumptions, judgments and estimates.
A significant portion of the Company's deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to the Company's losses in the United States, the Company incurred significant net operating losses (“NOLs”) in these jurisdictions in 2017. Based on these factors, the Company has evaluated its ability to utilize these deferred tax assets in future years. In evaluating the recoverability of these deferred tax assets at December 31, 2017, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive

•	Availability of taxable income in the U.S. federal and certain state NOL carryback periods;

•	U.S. federal NOLs have an indefinite carryforward period beginning in 2018, pursuant to the Tax Act.

•	Definite lived tax attributes with relatively long carryforward periods; a majority from 10 to 20 years;

•	No history of U.S. federal and state tax attributes expiring unused;

•	Three year cumulative U.S. federal and state pre-tax income;

•	Relatively low values of pre-tax income required to realized deferred tax assets relative to historic income levels;

•	Restructuring plans being undertaken to improve profitability; and

•	Availability of prudent and feasible tax planning strategies.

Negative

•	Inherent challenges in forecasting future pre-tax earnings which rely on improved profitability from our restructuring efforts;

•	The continuing challenge of changes in the U.S. consumer retail business environment; and

•	While relatively long, existence of definite lived tax attributes of certain U.S. federal tax credits and state NOLs.

Based on all available evidence considered, the Company believes it is more likely than not, that most of the U.S. federal and state deferred tax assets recorded will ultimately be realized. However, as of December 31, 2017, a valuation allowance of $15.9 million has been recorded against certain state deferred tax assets where the Company has determined realization is not more likely than not. Additionally, valuation allowances have been recorded against certain deferred tax assets associated with foreign and state net operating loss carryforwards and foreign and state tax credit carryforwards as discussed further below.
As of December 31, 2017, the Company had $34.5 million in deferred tax assets associated with approximately $116.0 million in foreign net operating loss carryforwards, the majority of which have an indefinite carryforward period. As of December 31, 2017, the Company is not able to forecast the utilization of the majority of the deferred tax assets associated with foreign net operating loss carryforwards. Therefore, a valuation allowance of $32.8 million was recorded against the Company's net deferred tax assets in 2017.
As of December 31, 2017 the Company had $13.4 million in deferred tax assets associated with $207.5 million in state net operating loss carryforwards, which will begin to expire in 3 to 20 years. As of December 31, 2017 the Company believes certain deferred tax assets associated with state net operating loss carryforwards will expire unused based on the Company’s projections. Therefore, a valuation allowance of $11.7 million is recorded against these net deferred tax assets as of December 31, 2017.
As of December 31, 2017, the Company had $11.9 million in deferred tax assets associated with foreign tax credits. As of December 31, 2017 the Company believes that a portion of the foreign taxes paid would not be creditable against its future income taxes. Therefore, a valuation allowance of $9.9 million was recorded against the Company's net deferred tax assets as of December 31, 2017.
As of December 31, 2017, the Company had $8.6 million in deferred tax assets associated with state tax credits, net of federal impact, which will begin to expire in 5 to 20 years. As of December 31, 2017, the Company is not able to forecast the utilization of certain deferred tax assets associated with state tax credits. Therefore a valuation allowance of $3.2 million is recorded against these net deferred tax assets as of December 31, 2017.
As of December 31, 2017, approximately $158.7 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $488.4 million. These earnings were subject to the one-time transition tax on indefinitely reinvested foreign earnings required by the Tax Act. The Company will continue to permanently reinvest these earnings, as well as future earnings from our foreign subsidiaries, to fund international growth and operations.
As of December 31, 2017 and 2016, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $55.3 million and $70.4 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning of year	$64,359	$42,611	$28,353
Increases as a result of tax positions taken in a prior period	457	661	203
Decreases as a result of tax positions taken in a prior period	(40)	—	—
Increases as a result of tax positions taken during the current period	14,580	26,482	14,382
Decreases as a result of tax positions taken during the current period	—	—	—
Decreases as a result of settlements during the current period	(13,885)	—	—
Reductions as a result of a lapse of statute of limitations during the current period	(13,656)	(5,395)	(327)
End of year	$51,815	$64,359	$42,611

As of December 31, 2017, $46.2 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2017 and 2016, the liability for unrecognized tax benefits included $3.5 million and $6.1 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2017, 2016 and 2015, the Company recorded $1.6 million, $3.1 million and $1.7 million, respectively, for the accrual of interest and penalties in its consolidated statements of operations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for the 2015 and 2016 tax years. The majority of the Company's returns for years before 2014 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
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

11. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Numerator
Net income (loss)	$(48,260)	$256,979	$232,573
Adjustment payment to Class C capital stockholders	—	59,000	—
Net income (loss) available to all stockholders	$(48,260)	$197,979	$232,573

Denominator - Class A and B shares
Weighted average common shares outstanding	219,254	217,707	215,498
Effect of dilutive securities	—	4,237	5,370
Weighted average common shares and dilutive securities outstanding	219,254	221,944	220,868
Earnings per share Class A and B —basic	$(0.11)	$0.45	$0.54
Earnings per share Class A and B—diluted	$(0.11)	$0.45	$0.53

Denominator - Class C shares
Weighted average common shares outstanding	221,475	218,623	215,498
Effect of dilutive securities	—	4,281	5,370
Weighted average common shares and dilutive securities outstanding	221,475	222,904	220,868
Earnings (loss) per share Class C — basic	$(0.11)	$0.72	$0.54
Earnings (loss) per share Class C — diluted	$(0.11)	$0.71	$0.53
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 256.0 thousand, 114.0 thousand and 770.0 thousand shares of Class A common stock outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. Stock options, restricted stock units and warrants representing 4.7 million, 691.6 thousand and 770.0 thousand shares of Class C common stock outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to five year period. The contractual term for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2025. As of December 31, 2017, 7.9 million Class A shares and 15.5 million Class C shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $39.9 million, $46.1 million and $60.4 million, respectively. As of December 31, 2017, the Company had $87.7 million of unrecognized compensation expense expected to be recognized over a weighted average period of 3.2 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2017. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.

Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2017, 2.7 million Class A shares and 1.2 million Class C shares are available for future purchases under the ESPP. During the years ended December 31, 2017, 2016 and 2015, 563.9 thousand, 290.8 thousand and 103.3 thousand shares were purchased under the ESPP, respectively.
Non-Employee Director Compensation Plan and Deferred Stock Unit Plan
The Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100.0 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $150.0 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class C Common Stock with the shares delivered six months following the termination of the director’s service.
Stock Options
The weighted average fair value of a stock option granted for the years ended December 31, 2017, 2016, and 2015 was $19.04, $14.87, and $27.21 respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.1%	1.4%	1.8%
Average expected life in years	6.50	6.50	6.00
Expected volatility	39.6%	39.5%	44.3%
Expected dividend yield	—%	—%	—%
A summary of the Company’s stock options as of December 31, 2017, 2016 and 2015, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2017		2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,265	$9.63	6,008	$7.26	5,622	$4.14
Granted, at fair market value	734	19.04	335	36.05	1,158	20.15
Exercised	(1,046)	3.72	(1,763)	3.52	(720)	3.96
Expired	—	—	—	—	—	—
Forfeited	(171)	17.59	(315)	26.26	(52)	2.27
Outstanding, end of year	3,782	$12.71	4,265	$9.63	6,008	$7.26
Options exercisable, end of year	2,512	$5.85	3,385	$4.30	4,892	$4.13
Included in the table above are 0.5 million and 0.3 million performance-based stock options awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2017 and 2016, respectively. The performance-based stock options awarded in 2017 and 2016 have weighted average grant date fair values of $19.04 and $14.87, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.

The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $16.3 million, $63.9 million and $27.5 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2017:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
3,782	$12.71	4.55	$22,679	2,512	$5.85	2.52	$22,553
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2017, 2016 and 2015, and changes during the years then ended is presented below:

	Year Ended December 31,
	2017		2016		2015
(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	6,771	$19.68	6,760	$23.23	9,020	$15.21
Granted	7,630	18.84	4,002	35.20	2,030	38.36
Forfeited	(2,290)	28.71	(935)	30.35	(652)	24.29
Vested	(2,188)	24.78	(3,056)	16.25	(3,638)	11.61
Outstanding, end of year	9,923	24.41	6,771	19.68	6,760	23.23
Included in the table above are 1.9 million, 2.5 million and 1.7 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2017, 2016 and 2015, respectively. The performance-based restricted stock units awarded in 2017, 2016 and 2015 have weighted average grant date fair values of $18.76, $35.71 and $37.87, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.
During the year ended December 31, 2017, the Company deemed the achievement of certain revenue and operating income targets improbable for the performance-based stock options and restricted stock units granted in 2017, and recorded a reversal of expense of $4.2 million for the three months ended December 31, 2017. During the year ended December 31, 2016, the Company deemed the achievement of certain operating income targets improbable for the performance-based stock options and restricted stock units granted in 2015 and 2016, and recorded reversals of expense of $3.6 million and $8.0 million, respectively, for the three months ended December 31, 2016. During the year ended December 31, 2015, the Company deemed the achievement of certain operating income targets probable for the performance-based stock options and restricted stock units granted in 2015 and 2014, and recorded $33.2 million  for these awards, including a cumulative adjustment of $10.0 million during the three months ended September 30, 2015. The Company will assess the probability of the achievement of the operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based stock options and restricted stock units will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $5.7 million would have been recorded through December 31, 2017 for all performance-based stock options and restricted stock units granted in 2017 had the full achievement of these operating income targets been deemed probable.
Warrants
In 2006, the Company issued fully vested and non-forfeitable warrants to purchase 1.92 million shares of the Company's Class A Common Stock and 1.93 million shares of the Company’s Class C Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset. The warrants have a term of 12 years from the date of issuance and an exercise price of $4.66 per Class A share and $4.59 per Class C share. As of December 31, 2017, all outstanding warrants were exercisable, and no warrants were exercised.

13. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $7.4 million, $9.0 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Shares of the Company’s Class A Common Stock and Class C common stock are not investment options in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2017 and 2016, the Deferred Compensation Plan obligations were $8.0 million and $7.0 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2017 and 2016, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $5.8 million and $4.9 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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
As of December 31, 2017, the aggregate notional value of the Company's outstanding foreign currency contracts was $601.0 million, which had contract maturities ranging from one to eleven months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2017 and 2016, the Company reclassified $0.4 million and $0.3 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair value of the Company’s foreign currency contracts was a liability of $6.8 million as of December 31, 2017 and was included in other current liabilities on the consolidated balance sheet. The fair value of the Company's foreign currency contracts was an asset of $15.2 million as of December 31, 2016 and was included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Unrealized foreign currency exchange rate gains (losses)	$29,246	$(12,627)	$(33,359)
Realized foreign currency exchange rate gains (losses)	611	(6,906)	7,643
Unrealized derivative gains (losses)	(1,217)	729	388
Realized derivative gains (losses)	(26,537)	15,192	16,404
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
As of December 31, 2017, the notional value of the Company's outstanding interest rate swap contracts was $135.6 million . During the years ended December 31, 2017 and 2016, the Company recorded a $0.9 million and $2.0 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $1.1 million as of December 31, 2017 and was included in other long term assets on the consolidated balance sheet. The fair value of the interest rate swap contracts was a liability of $0.4 million as of December 31, 2016 and was included in other long term liabilities on the consolidated balance sheet.
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

15. Related Party Transactions
The Company has an operating lease agreement with an entity controlled by the Company’s Chief Executive Officer to lease an aircraft for business purposes. The Company paid $2.0 million, $2.0 million, and $2.0 million in lease payments to the entity for its use of the aircraft during the years ended December 31, 2017, 2016 and 2015, respectively. No amounts were payable to this related party as of December 31, 2017 and 2016. The Company determined the lease payments were at fair market lease rates.
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
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of December 31, 2017.

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

(In thousands)	Year Ended December 31,
	2017	2016	2015
Net revenues
North America	$3,802,406	$4,005,314	$3,455,737
EMEA	469,997	330,584	203,109
Asia-Pacific	433,647	268,607	144,877
Latin America	181,324	141,793	106,175
Connected Fitness	89,179	80,447	53,415
Intersegment Eliminations	—	(1,410)	—
Total net revenues	$4,976,553	$4,825,335	$3,963,313

Net revenues in the United States were $3,626.6 million, $3,843.7 million, and $3,317.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(In thousands)	Year Ended December 31,
	2017	2016	2015
Operating income (loss)
North America	$20,179	$408,424	$460,961
EMEA	17,976	11,420	3,122
Asia-Pacific	82,039	68,338	36,358
Latin America	(37,085)	(33,891)	(30,593)
Connected Fitness	(55,266)	(36,820)	(61,301)
Total operating income	27,843	417,471	408,547
Interest expense, net	(34,538)	(26,434)	(14,628)
Other expense, net	(3,614)	(2,755)	(7,234)
Income (loss) before income taxes	$(10,309)	$388,282	$386,685

The operating income information presented above includes the impact of restructuring and impairment charges related to each of the Company's 2017 restructuring plan and 2018 restructuring plan. Charges incurred and expected to be incurred by segment in connection with each of the respective restructuring plans are as follows:

(In thousands)	Costs Incurred During the Year Ended December 31, 2017 (1)	Costs to be Incurred During the Year Ending December 31, 2018
Costs recorded in restructuring and impairment charges:
North America	$63,170	$109,000
EMEA	1,525	6,000
Asia-Pacific	38	—
Latin America	11,506	18,000
Connected Fitness	47,810	—
Total costs recorded in restructuring and impairment charges	$124,049	$133,000

(1) This table excludes additional non-cash charges of $5.1 million associated with the reduction of inventory outside of current liquidation channels in line with the 2017 restructuring plan.

Long-lived assets are primarily composed of Property and equipment, net. The Company's long-lived assets by geographic area were as follows:

(In thousands)	Year Ended December 31,
	2017	2016
Long-lived assets
United States	$763,477	$728,841
Canada	14,077	11,126
Total North America	777,554	739,967
Other foreign countries	108,220	64,244
Total long lived assets	$885,774	$804,211

Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Apparel	$3,287,121	$3,229,142	$2,801,062
Footwear	1,037,840	1,010,693	677,744
Accessories	445,838	406,614	346,885
Total net sales	4,770,799	4,646,449	3,825,691
Licensing revenues	116,575	99,849	84,207
Connected Fitness	89,179	80,447	53,415
Intersegment Eliminations	—	(1,410)	—
Total net revenues	$4,976,553	$4,825,335	$3,963,313
Net revenues in the United States were $3,626.6 million, $3,843.7 million, and $3,317.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2017
Net revenues	$1,117,331	$1,088,245	$1,405,615	$1,365,362	$4,976,553
Gross profit	505,423	498,246	645,350	589,704	2,238,723
Income (loss) from operations	7,536	(4,785)	62,180	(37,088)	27,843
Net income (loss)	(2,272)	(12,308)	54,242	(87,922)	(48,260)
Net income (loss) available to all stockholders	$(2,272)	$(12,308)	$54,242	$(87,922)	$(48,260)
Basic net income (loss) per share of Class A and B common stock	$(0.01)	$(0.03)	$0.12	$(0.20)	$(0.11)
Basic net income (loss) per share of Class C common stock	$(0.01)	$(0.03)	$0.12	$(0.20)	$(0.11)
Diluted net income (loss) per share of Class A and B common stock	$(0.01)	$(0.03)	$0.12	$(0.20)	$(0.11)
Diluted net income (loss) per share of Class C common stock	$(0.01)	$(0.03)	$0.12	$(0.20)	$(0.11)

2016
Net revenues	$1,047,702	$1,000,783	$1,471,573	$1,305,277	$4,825,335
Gross profit	480,636	477,647	698,624	583,704	2,240,611
Income from operations	34,883	19,378	199,310	163,900	417,471
Net income	19,180	6,344	128,225	103,230	256,979
Adjustment payment to Class C capital stockholders	—	59,000	—	—	59,000
Net income (loss) available to all stockholders	19,180	(52,656)	128,225	103,230	197,979
Basic net income (loss) per share of Class A and B common stock	$0.04	$(0.12)	$0.29	$0.24	$0.45
Basic net income (loss) per share of Class C common stock	$0.04	$0.15	$0.29	$0.24	$0.72
Diluted net income (loss) per share of Class A and B common stock	$0.04	$(0.12)	$0.29	$0.23	$0.45
Diluted net income (loss) per share of Class C common stock	$0.04	$0.15	$0.29	$0.23	$0.71
Basic and diluted net income (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

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
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Executive Retirement

On February 26, 2018, Karl-Heinz (Charlie) Maurath, our Chief Revenue Officer, notified us of his decision to retire, effective March 31, 2018.

Amendment to Material Contract

On February 22, 2018, we entered into Amendment No. 4 to our existing Credit Agreement, originally dated May 29, 2014, by and among Under Armour, Inc. as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto, as amended (the “Credit Agreement”).  The fourth amendment to the Credit Agreement (the “Amendment”) modified the definitions of “consolidated EBITDA” and “consolidated total indebtedness” used in the Credit Agreement, which are utilized to calculate our compliance with certain covenants set forth set forth in the Credit Agreement, including our consolidated leverage ratio covenant.  The Credit Agreement requires that the ratio of our trailing four-quarter consolidated total indebtedness to consolidated EBITDA be no greater than 3.25 to 1.00.  The Amendment further provides that for the four quarters ended June 30, 2018, our consolidated leverage ratio will not exceed 3.75 to 1.00, and for the four quarters ended September 30, 2018, 4.00 to 1.00.  Beginning with the four quarters ended December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00.  The other material terms of the Credit Agreement, as amended, remain unchanged.

In the ordinary course of their business, the financial institutions party to the Amendment and certain of their affiliates have in the past and/or may in the future engage in investment and commercial banking or other transactions of a financial nature with us or our affiliates, including the provision of certain advisory services and the making of loans to the Company and its affiliates in the ordinary course of their business for which they will receive customary fees or expenses.

The foregoing does not constitute a complete summary of the terms of the Amendment or the Credit Agreement and reference is made to the complete text of the Amendment, which is filed as Exhibit 10.05 to this Annual Report on Form 10-K and incorporated by reference herein, as well as the text of the Credit Agreement and other amendments thereto, which are also filed as Exhibits to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2018 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
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
The information required by this Item is incorporated by reference herein from the 2018 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2018 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 of this Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2018 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2018 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to any Form 10-K of the Company below are to the Annual Report on Form 10-K for the related fiscal year. For example, references to the Company’s 2016 Form 10-K are to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

3.03	Third Amended and Restated By-Laws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed June 27, 2017).

4.01	Warrant Agreement between the Company and NFL Properties LLC dated as of August 3, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 7, 2006).

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

10.01
Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 2, 2014).

10.02	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2015 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 17, 2015).

10.03	Amendment No. 2 to the Credit Agreement, dated as of January 22, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed January 22, 2016).

10.04	Amendment No. 3 to the Credit Agreement, dated as of June 7, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016).

10.05	Amendment No. 4 to the Credit Agreement, dated as of February 22, 2018.

10.06	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 6, 2013).*

10.07	Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K).*

10.08	Amendment One to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 of the Company’s 2010 Form 10-K).*

10.09	Amendment Two to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.03 of the Company’s 2016 Form 10-K).*

10.10	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.04 of the Company’s 2016 Form 10-K).*

10.11
Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended (the "2005 Plan") (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (Registration No. 333-210844) filed on April 20, 2016).*

10.12	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank.*

10.13	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s 2016 Form 10-K).*

Exhibit No.
10.14	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan.*

10.15	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.07 of the Company’s 2016 Form 10-K).*

10.16	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank.*

10.17	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.08 of the Company’s 2016 Form 10-K).*

10.18	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.09 of the Company’s 2014 Form 10-K).*

10.19	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan.*

10.20	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.09 of the Company’s 2016 Form 10-K).*

10.21	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.11 of the Company’s 2014 Form 10-K).*

10.22	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.12 of the Company’s 2013 Form 10-K).*

10.23	Supplement to Restricted Stock Unit Grant Agreements (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended September 30, 2014).*

10.24	Form of Performance-Based Restricted Stock Unit Grant Agreement for International Employees under the 2005 Plan (incorporated by reference to Exhibit 10.12 of the Company’s 2014 Form 10-K).*

10.25	Form of Performance-Based Restricted Stock Unit Grant Agreement for International Employees under the 2005 Plan (incorporated by reference to Exhibit 10.13 of the Company’s 2013 Form 10-K).*

10.26
Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.11 of the Company’s 2016 Form 10-K).*

10.27
Under Armour, Inc. 2017 Non-Employee Director Compensation Plan (the “Director Compensation Plan”) (incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended March 31, 2017).*

10.28	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006).*

10.29	Form of Annual Stock Option Award under the Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.30	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.31
Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*

10.32	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*

10.33	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2016).*

10.34
Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).

10.35
First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

12.01	Statement re: computation of ratio of earnings to fixed charges.

21.01	List of Subsidiaries.

Exhibit No.

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
Dated: February 28, 2018
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal accounting and financial officer)
David E. Bergman

/s/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ A.B. KRONGARD	Director
A.B. Krongard

/s/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders
Dated: February 28, 2018

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2017	$11,341	$9,520	$(1,149)	$19,712
For the year ended December 31, 2016	5,930	23,575	(18,164)	11,341
For the year ended December 31, 2015	3,693	2,951	(714)	5,930
Sales returns and allowances
For the year ended December 31, 2017	$121,286	$285,474	$(215,966)	$190,794
For the year ended December 31, 2016	72,615	179,445	(130,774)	121,286
For the year ended December 31, 2015	52,973	145,828	(126,186)	72,615
Deferred tax asset valuation allowance
For the year ended December 31, 2017	$37,969	$40,282	$(4,707)	$73,544
For the year ended December 31, 2016	24,043	13,951	(25)	37,969
For the year ended December 31, 2015	15,550	8,493	—	24,043