Form 10-Q
period 2018-03-31
Under Armour, Inc.
filed 2018-05-10
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2018 there were 185,977,014 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 224,224,628 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2018	December 31, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$283,644	$312,483	$172,128
Accounts receivable, net	805,413	609,670	629,235
Inventories	1,148,493	1,158,548	901,613
Prepaid expenses and other current assets	354,455	256,978	203,052
Total current assets	2,592,005	2,337,679	1,906,028
Property and equipment, net	870,120	885,774	830,539
Goodwill	565,201	555,674	571,381
Intangible assets, net	45,931	46,995	61,986
Deferred income taxes	92,607	82,801	121,108
Other long term assets	98,455	97,444	86,118
Total assets	$4,264,319	$4,006,367	$3,577,160
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$135,000	$125,000	$50,000
Accounts payable	470,378	561,108	294,857
Accrued expenses	276,888	296,841	217,310
Customer refund liability	353,020	—	—
Current maturities of long term debt	27,000	27,000	27,000
Other current liabilities	54,771	50,426	38,372
Total current liabilities	1,317,057	1,060,375	627,539
Long term debt, net of current maturities	758,705	765,046	784,052
Other long term liabilities	170,825	162,304	145,536
Total liabilities	2,246,587	1,987,725	1,557,127
Commitments and contingencies (See Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2018, December 31, 2017 and March 31, 2017; 185,685,853 shares issued and outstanding as of March 31, 2018, 185,257,423 shares issued and outstanding as of December 31, 2017, and 184,667,304 shares issued and outstanding as of March 31, 2017.	62	61	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2018, December 31, 2017 and March 31, 2017.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2018, December 31, 2017 and March 31, 2017; 223,905,097 shares issued and outstanding as of March 31, 2018, 222,375,079 shares issued and outstanding as of December 31, 2017, and 221,148,991 shares issued and outstanding as of March 31, 2017.	75	74	74
Additional paid-in capital	882,721	872,266	835,681
Retained earnings	1,155,946	1,184,441	1,232,416
Accumulated other comprehensive loss	(21,083)	(38,211)	(48,211)
Total stockholders’ equity	2,017,732	2,018,642	2,020,033
Total liabilities and stockholders’ equity	$4,264,319	$4,006,367	$3,577,160
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenues	$1,185,370	$1,119,844
Cost of goods sold	661,917	611,908
Gross Profit	523,453	507,936
Selling, general and administrative expenses	514,634	500,400
Restructuring and impairment charges	37,480	—
Income (loss) from operations	(28,661)	7,536
Interest expense, net	(8,564)	(7,820)
Other income, net	2,888	2,570
Income (loss) before income taxes	(34,337)	2,286
Income tax expense (benefit)	(4,093)	4,558
Net loss	(30,244)	(2,272)

Basic net loss per share of Class A, B and C common stock	$(0.07)	$(0.01)
Diluted net loss per share of Class A, B and C common stock	$(0.07)	$(0.01)

Weighted average common shares outstanding Class A, B and C common stock
Basic	443,052	439,360
Diluted	443,052	439,360
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(30,244)	$(2,272)
Other comprehensive income:
Foreign currency translation adjustment	12,847	9,819
Unrealized gain (loss) on cash flow hedge, net of tax of $(348) and $(2,399) for the three months ended March 31, 2018 and 2017, respectively.	1,032	(6,894)
Gain on intra-entity foreign currency transactions	3,249	1,007
Total other comprehensive income	17,128	3,932
Comprehensive income (loss)	$(13,116)	$1,660
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(30,244)	$(2,272)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and amortization	46,098	41,013
Unrealized foreign currency exchange rate gains	(5,030)	(8,313)
Loss on disposal of property and equipment	159	556
Impairment charges	2,248	—
Amortization of bond premium	63	63
Stock-based compensation	8,137	12,082
Excess tax deficiency from stock-based compensation arrangements	—	(1,258)
Deferred income taxes	(10,645)	15,905
Changes in reserves and allowances	(251,194)	(21,187)
Changes in operating assets and liabilities:
Accounts receivable	53,703	21,261
Inventories	16,697	19,084
Prepaid expenses and other assets	(83,917)	(6,588)
Other non-current assets	(731)	—
Accounts payable	(66,894)	(90,982)
Accrued expenses and other liabilities	(3,933)	7,253
Customer refund liability	350,312	—
Income taxes payable and receivable	(2,805)	(19,169)
Net cash provided by (used in) operating activities	22,024	(32,552)
Cash flows from investing activities
Purchases of property and equipment	(55,930)	(91,790)
Net cash used in investing activities	(55,930)	(91,790)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	165,000	200,000
Payments on long term debt and revolving credit facility	(161,750)	(156,750)
Employee taxes paid for shares withheld for income taxes	(1,759)	(2,474)
Proceeds from exercise of stock options and other stock issuances	2,319	2,782
Payments of debt financing costs	(11)	—
Net cash provided by financing activities	3,799	43,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,157	3,452
Net decrease in cash, cash equivalents and restricted cash	(27,950)	(77,332)
Cash, cash equivalents and restricted cash
Beginning of period	318,135	252,725
End of period	$290,185	$175,393

Non-cash investing and financing activities
Change in accrual for property and equipment	(27,641)	(25,567)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (the “2017 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other portions thereof.
The Company identified an immaterial prior period error in the presentation of premium subscriptions in our Connected Fitness reporting segment. Subscription revenue was previously recorded net of any related commission.  Beginning with the current period, subscription revenue is recorded on a gross basis and the related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. The Company has revised the prior period to be consistent with the current period's presentation resulting in an increase in net revenues and selling, general and administrative expense of $2.5 million for the three months ended March 31, 2017. For the year ended December 31, 2017, the Company will record additional net revenue and SG&A expense of $12.7 million. The Company concluded that the error was not material to any of its previously issued financial statements.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at date of inception to be cash and cash equivalents. The Company's restricted cash is reserved for payments for claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the consolidated statement of cash flows.

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$283,644	$312,483	$172,128
Restricted cash	6,541	5,652	3,265
Total Cash, cash equivalents and restricted cash	$290,185	$318,135	$175,393
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. One of the Company's customers accounted for 11%, 12% and 17% of accounts receivable as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. For the three months ended March 31, 2018 and March 31, 2017, no customer accounted for more than 10% of the Company's net revenues.

Sale of Accounts Receivable
During the first quarter of 2018, the Company entered into an agreement with an unaffiliated financial institution to sell selected accounts receivable on a recurring, non-recourse basis. Under this agreement, up to $150.0 million of the Company’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold accounts receivable from the consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institution. The carrying value of sold receivables approximated the fair value at March 31, 2018.
During the first quarter of 2018, the Company sold total accounts receivable of $55.6 million. As of March 31, 2018, $55.6 million remained outstanding. The funding fee charged by the financial institution is included in the other expense, net line item in the consolidated statement of operations.
Allowance for Doubtful Accounts
As of March 31, 2018, December 31, 2017, and March 31, 2017, the allowance for doubtful accounts was $19.8 million, $19.7 million and $12.4 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $23.6 million and $24.7 million for the three months ended March 31, 2018 and 2017, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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
Recently Issued Accounting Standards
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company has not yet made an accounting policy election in regards to the GILTI provisions under the Tax Act.  The Company will make its GILTI accounting policy election during the one-year measurement period as allowed by the SEC. In accordance with the FASB guidance, until a policy election is made, any taxes related to GILTI inclusion are treated as period costs.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the provisions under this ASU on January 1, 2018 on a modified retrospective basis resulting in a cumulative-effect benefit to retained earnings of $3.5 million as of the date of adoption, relating to revenues for certain wholesale and e-commerce sales being recognized upon shipment rather than upon delivery to the customer. Under this approach, the Company did not restate the prior financial statements presented. The provisions under this ASU were applied to all contracts at the date of initial adoptions.
On the Company’s consolidated balance sheet, reserves for returns, allowances, discounts and markdowns will be included within customer refund liability, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns will be included within prepaid expenses and other current assets. On the Company’s consolidated statement of operations, certain costs associated with the Company’s customer support program for its wholesale customers will now be recorded in cost of goods sold.  Additionally, certain free of charge product offered with a purchase will be recorded in cost of goods sold. Previously, both of these costs were recorded in selling, general and administrative expenses. Had the Company not adopted the provisions under this ASU, its consolidated balance sheet as of March 31, 2018 and its consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2018 would have been presented as follows:

	March 31, 2018 (As Presented)	ASC 606 Adjustments	March 31, 2018 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$283,644	$—	$283,644
Accounts receivable, net	805,413	(260,061)	545,352
Inventories	1,148,493	3,492	1,151,985
Prepaid expenses and other current assets	354,455	(96,766)	257,689
Total current assets	2,592,005	(353,335)	2,238,670
Non-current assets	1,672,314	1,703	1,674,017
Total assets	$4,264,319	$(351,632)	$3,912,687
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$135,000	$—	$135,000
Accounts payable	470,378	—	470,378
Accrued expenses	276,888	—	276,888
Customer refund liability	353,020	(353,020)	—
Current maturities of long term debt	27,000	—	27,000
Other current liabilities	54,771	5,688	60,459
Total current liabilities	1,317,057	(347,332)	969,725
Non-current liabilities	929,530	—	929,530
Total liabilities	2,246,587	(347,332)	1,899,255
Stockholders’ equity	2,017,732	(4,300)	2,013,432
Total liabilities and stockholders’ equity	$4,264,319	$(351,632)	$3,912,687

	March 31, 2018 (As Presented)	ASC 606 Adjustments	March 31, 2018 (As Adjusted)
Net revenues	$1,185,370	$(1,853)	$1,183,517
Cost of goods sold	661,917	(2,202)	659,715
Gross Profit	523,453	349	523,802
Selling, general and administrative expenses	514,634	1,456	516,090
Restructuring and impairment charges	37,480	—	37,480
Income (loss) from operations	(28,661)	(1,107)	(29,768)
Interest expense, net	(8,564)	—	(8,564)
Other income, net	2,888	—	2,888
Income (loss) before income taxes	(34,337)	(1,107)	(35,444)
Income tax expense (benefit)	(4,093)	(314)	(4,407)
Net loss	$(30,244)	$(793)	$(31,037)

Basic net loss per share of Class A, B and C common stock	$(0.07)	$—	$(0.07)
Diluted net loss per share of Class A, B and C common stock	$(0.07)	$—	$(0.07)

	March 31, 2018 (As Presented)	ASC 606 Adjustments	March 31, 2018 (As Adjusted)
Cash flows from operating activities
Net loss	$(30,244)	$(793)	$(31,037)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities			—
Depreciation and amortization	46,098	—	46,098
Unrealized foreign currency exchange rate gains	(5,030)	—	(5,030)
Loss on disposal of property and equipment	159	—	159
Impairment charges	2,248	—	2,248
Amortization of bond premium	63	—	63
Stock-based compensation	8,137	—	8,137
Excess tax deficiency from stock-based compensation arrangements	—	—	—
Deferred income taxes	(10,645)	(314)	(10,959)
Changes in reserves and allowances	(251,194)	255,746	4,552
Changes in operating assets and liabilities:
Accounts receivable	53,703	—	53,703
Inventories	16,697	—	16,697
Prepaid expenses and other assets	(83,917)	95,206	11,289
Other non-current assets	(731)	—	(731)
Accounts payable	(66,894)	—	(66,894)
Accrued expenses and other liabilities	(3,933)	467	(3,466)
Customer refund liability	350,312	(350,312)	—
Income taxes payable and receivable	(2,805)	—	(2,805)
Net cash provided by operating activities	22,024	—	22,024
Cash flows from investing activities
Net cash used in investing activities	(55,930)	—	(55,930)
Cash flows from financing activities
Net cash provided by financing activities	3,799	—	3,799
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,157	—	2,157
Net decrease in cash, cash equivalents and restricted cash	(27,950)	—	(27,950)
Cash, cash equivalents and restricted cash
Beginning of period	318,135	—	318,135
End of period	$290,185	$—	$290,185
In January of 2016, the FASB issued ASU 2016-01 which simplifies the impairment assessment of equity investments. This ASU requires equity investments to be measured at fair value with changes recognized in net income unless they do not have readily determined fair values, in which case the cost basis measurement alternative may be elected. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans) and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The Company adopted the provisions of this ASU on January 1, 2018 on a prospective basis. The Company elected to use the measurement alternative which allows the Company to measure its equity basis investments at historical cost, less any impairment, plus or minus changes resulting from observable price changes, resulting in no changes in the carrying value of its cost basis investments.
In November 2016, the FASB issued ASU 2016-18, which reduced diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions under this ASU on January 1, 2018 on a retrospective basis.

Revenue Recognition
The Company recognizes revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of both net sales, license and Connected Fitness revenue. Net sales are recognized upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. Payment is due in full when title is transferred. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale, for example, at the Company’s brand and factory house stores. The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenue is primarily recognized based upon shipment of licensed products sold by the Company's licensees. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of income, and therefore do not impact net revenues or costs of goods sold.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet.
Contract Liability
Contract liability consists of payments received in advance of revenue recognition for subscriptions for our Connected Fitness applications and is included in other liabilities on the Company's consolidated balance sheet. As of March 31, 2018 and December, 31, 2017, contract liability was $25.7 million and $20.9 million, respectively. For the three months ended March 31, 2018, the Company recognized $9.6 million of revenue that was previously included in contract liability as of December 31, 2017. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Practical Expedients and Policy Elections
The Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional promised service. Additionally, the Company has elected not to disclose the value of unsatisfied performance obligations for subscriptions for our Connected Fitness applications as they have an original expected length of one year or less.

3. Restructuring and Impairment
2017 Restructuring Plan
On July 27, 2017, the Company’s Board of Directors approved a restructuring plan (the “2017 restructuring plan”) to more closely align its financial resources with the critical priorities of the business. After completion of the 2017 restructuring plan, the Company recognized approximately $100.4 million of pre-tax charges in connection with this restructuring plan for the year ended December 31, 2017. In addition to these charges, the Company also recognized restructuring related goodwill impairment charges of approximately $28.6 million for its Connected Fitness business.
2018 Restructuring Plan
On February 9, 2018, the Company's Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") identifying further opportunities to optimize operations. In conjunction with this plan, approximately $110.0 to $130.0 million of pre-tax restructuring and related charges are expected to be incurred during the Company's 2018 fiscal year, including:

•	Up to $105.0 million in cash charges, consisting of up to: $55.0 million in facility and lease terminations and $50.0 million in contract termination and other restructuring charges; and,

•	Up to $25.0 million in non-cash charges comprised of approximately $10.0 million of inventory related charges and approximately $15.0 million of intangibles and other asset related impairments.

The summary of the costs incurred during the three months ended March 31, 2018 in connection with the 2018 restructuring plan are as follows:

	Restructuring and Impairment Charges Incurred	Estimated Restructuring and Impairment Charges to be Incurred
(In thousands)	Three Months Ended March 31, 2018	Nine Months Ending December 31, 2018 (1)	Year Ending December 31, 2018 (1)
Costs recorded in cost of goods sold:
Inventory write-offs	$7,474	$2,500	$9,974
Total costs recorded in cost of goods sold	7,474	2,500	9,974

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	2,248	13,000	15,248
Other restructuring related costs	9,882	12,000	21,882
Contract exit costs	25,350	55,000	80,350
Total costs recorded in restructuring and impairment charges	37,480	80,000	117,480
Total restructuring, impairment and restructuring related costs	$44,954	$82,500	$127,454

(1) Estimated restructuring and impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during 2018 in connection with the restructuring plan.

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 restructuring plans is as follows:

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2018	$4,555	$2,848	$3,000
Additions charged to expense	—	19,843	6,757
Cash payments charged against reserve	(709)	(3,296)	(3,000)
Changes in reserve estimate	$(239)	$(293)	$—
Balance at March 31, 2018	$3,607	$19,102	$6,757

4. Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of March 31, 2018, there was $135.0 million outstanding under the revolving credit facility and $155.0 million of term loan borrowings outstanding.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of March 31, 2018.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated

EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). In February 2018, the Company amended the credit agreement to amend the definition of consolidated EBITDA, and to provide that the Company's trailing four-quarter consolidated leverage ratio may not exceed 3.75 to 1.00 for the four quarters ending June 30, 2018, and 4.00 to 1.00 for the four quarters ending September 30, 3018. Beginning with the four quarters ending December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00. As of March 31, 2018, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 2.8% and 1.9% during the three months ended March 31, 2018 and 2017, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2018, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with the Company's credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2018, December 31, 2017 and March 31, 2017, the outstanding balance on the loan was $39.5 million, $40.0 million and $41.5 million, respectively. The weighted average interest rate on the loan was 3.1% and 2.3% for the three months ended March 31, 2018 and 2017, respectively.
Interest expense, net, was $8.6 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

5. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2017 Form 10-K other than those which occur in the normal course of business.
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
Securities Class Action
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
Derivative Complaints
In April 2018, two purported stockholders filed separate stockholder derivative complaints in the United States District Court for the District of Maryland (the “Derivative Complaints”).  The Derivative Complaints were brought against Kevin Plank (the Company’s Chairman and Chief Executive Officer) and certain other members of the Company’s Board of Directors and name the Company as a nominal defendant.  The Derivative Complaints make allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore Development Company, LLC ("Sagamore")), as well as other alleged related party transactions.
Sagamore purchased these parcels in 2014.  Its total investment in the parcels was approximately $72.0 million, which included the initial $35.0 million purchase price for the property, an additional $30.6 million to terminate a lease encumbering the property and approximately $6.4 million of development costs.  As previously disclosed, in June 2016, the Company purchased the unencumbered parcels for $70.3 million in order to further expand the Company’s corporate headquarters to accommodate its growth needs.  The Company negotiated a purchase price for the parcels that it determined represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels.  In connection with its evaluation of the potential purchase, the Company engaged an independent third-party to appraise the fair market value of the parcels, and the Audit Committee of the Company’s

Board of Directors engaged its own independent appraisal firm to assess the parcels.  The Audit Committee determined that the terms of the purchase were reasonable and fair, and the transaction was approved by the Audit Committee in accordance with the Company’s policy on transactions with related persons.
In Mioduszewski v. Plank, et al., filed on April 16, 2018, the complaint asserts that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other alleged related party transactions and that the director defendants aided and abetted Mr. Plank’s alleged breach of his fiduciary duties.  The complaint also asserts an unjust enrichment claim against Mr. Plank.  The complaint seeks damages on behalf of the Company and certain corporate governance-related actions.  In King v. Plank, et al., filed on April 30, 2018, the complaint asserts similar breach of fiduciary duty claims against Mr. Plank and the director defendants and also claims that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels of land to the Company.  The King complaint also asserts an unjust enrichment claim against Mr. Plank and Sagamore.  It asserts similar damages to the damages sought in the Mioduszewski complaint.
Prior to the filing of the Derivative Complaints, each of the purported stockholders had sent the Company a letter demanding that the Company pursue claims similar to the claims asserted in the Derivative Complaints.  Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed each of these purported stockholders of that determination.  The Company believes that the claims asserted in the Derivative Complaints are without merit and intends to defend these matters vigorously.  However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of the outcome of these matters.
Data Incident
As previously disclosed, during the quarter ended March 31, 2018 an unauthorized third party acquired data associated with the Company’s Connected Fitness users’ accounts for the Company’s MyFitnessPal application and website. A consumer class action lawsuit has been filed against the Company in connection with this incident, and the Company has received inquiries regarding the incident from certain government regulators and agencies.  The Company does not currently consider these matters to be material and believes its insurance coverage will provide coverage should any significant expense arise.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	March 31, 2018			December 31, 2017			March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)		(7,293)		—	(6,818)	—	—	5,801	—
Interest rate swap contracts (see Note 8)	—	2,103	—	—	1,088	—	—	162	—
TOLI policies held by the Rabbi Trust	—	5,692	—	—	5,756	—	—	5,106	—
Deferred Compensation Plan obligations	—	(8,123)	—	—	(7,971)	—	—	(8,152)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-

party pricing services and brokers. The foreign currency contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The interest rate swap contracts represent gains and losses on the derivative contracts, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
As of March 31, 2018, December 31, 2017 and March 31, 2017, the fair value of the Company's Senior Notes was $532.2 million, $526.3 million and $548.2 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of March 31, 2018, December 31, 2017 and March 31, 2017. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

7. Performance Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the three months ended March 31, 2018, 0.8 million performance-based restricted stock units and 0.3 million performance-based stock options for shares of our Class C common stock were awarded under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and options have weighted average grant date fair values of $15.41 and $6.91, respectively, and have vesting conditions tied to the achievement of an operating income target for 2018. Upon the achievement of the target, one fourth of the restricted stock units and options will vest each in February 2019, 2020, 2021 and 2022.
During 2017, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual revenue and operating income targets for 2017 and 2018. As of March 31, 2018, the Company deemed the achievement of these targets improbable. As such, no expense for these awards has been recorded during the three months ended March 31, 2018.

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
As of March 31, 2018, the aggregate notional value of the Company's outstanding foreign currency contracts was $751.7 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to thirteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure.
During the three months ended March 31, 2018 and 2017, the Company reclassified $2.0 million and $0.8 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair values of the Company's foreign currency contracts were liabilities of $7.3 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively, and were included in other current liabilities on the consolidated balance sheet. The fair value of the Company's foreign currency contracts was an asset of $5.8 million as of March 31, 2017, and were included in prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other income, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended March 31,
(In thousands)	2018	2017
Unrealized foreign currency exchange rate gains (losses)	$(5,030)	$8,313
Realized foreign currency exchange rate gains (losses)	(2,374)	(272)
Unrealized derivative gains (losses)	35	(704)
Realized derivative gains (losses)	4,226	(6,366)
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
As of March 31, 2018, the notional value of the Company's outstanding interest rate swap contracts was $131.3 million. During the three months ended March 31, 2018 and 2017, the Company recorded a $22.7 thousand and $349.4 thousand increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were assets of $2.1 million, $1.1 million, and $0.2 million as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively, and were included in other long term assets on the consolidated balance sheet.
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
9. Provision for Income Taxes
The effective rates for income taxes were 11.9% and 199.5% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was lower than the effective tax rate for the three months ended March 31, 2017, primarily due to pre-tax losses which are partially offset by the recording of certain valuation allowances and shortfalls from the share based compensation in 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As noted in its 2017 audited consolidated financial statements, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional amounts associated with the one-time transition tax on indefinitely reinvested foreign earnings and the adjustment to our deferred tax assets and liabilities for the reduction in the corporate income tax rate. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined.
The Company has not made any additional measurement period adjustments related to these items during the three months ended March 31, 2018. As the Company continues its analysis of the Tax Act, reviews all information, collects and prepares necessary data and interprets any additional guidance, it may make adjustments to the provisional amounts that have been recorded that may materially impact the Company's provision for income taxes. Any subsequent adjustment will be recorded to current income tax expense when the analysis is completed.
The Company evaluates on a quarterly basis whether its deferred tax assets are realizable which requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against deferred tax assets, which increase income tax expense in the period when such a determination is made.
A significant portion of the Company's deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to its challenged U.S. results, the Company incurred significant net operating losses (“NOLs”) in these jurisdictions in 2017 and continued losses during the three months ended March 31, 2018. The Company continues to believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of the majority of the net deferred tax assets related to U.S. federal and state taxing jurisdictions. However, consistent with prior periods, valuation allowances have been recorded against select U.S. State and foreign net operating losses.

10. Earnings per Share
The following represents a reconciliation from basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Numerator
Net loss	$(30,244)	$(2,272)
Denominator
Weighted average common shares outstanding Class A, B and C	443,052	439,360

Basic net loss per share of Class A, B and C common stock	$(0.07)	$(0.01)
Diluted net loss per share of Class A, B and C common stock	$(0.07)	$(0.01)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Due to the Company being in a net loss position for the three months ended March 31, 2018 and 2017, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

	Three Months Ended March 31,
(In thousands)	2018	2017
Net revenues
North America	$867,545	$871,271
EMEA	126,932	102,855
Asia-Pacific	115,553	85,818
Latin America	46,514	38,454
Connected Fitness	28,826	21,446
Total net revenues	$1,185,370	$1,119,844

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating income (loss)
North America	$(43,495)	$3,714
EMEA	(3,627)	1,629
Asia-Pacific	21,241	19,628
Latin America	(5,870)	(7,859)
Connected Fitness	3,090	(9,576)
Total operating income (loss)	(28,661)	7,536
Interest expense, net	(8,564)	(7,820)
Other income, net	2,888	2,570
Income (loss) before income taxes	$(34,337)	$2,286
The operating income (loss) information presented above includes the impact of restructuring and impairment charges related to the Company's restructuring plans. Charges incurred and expected to be incurred by segment in connection with the 2018 restructuring plan are as follows:

	Costs Incurred	Estimated Costs to be Incurred
(In thousands)	Three Months Ended March 31, 2018	Nine Months Ending December 31, 2018 (1)	Year Ending December 31, 2018 (1)
Costs recorded in restructuring and impairment charges:
North America	$31,036	$64,000	$95,036
EMEA	5,418	—	5,418
Asia-Pacific	—	—	—
Latin America	1,026	16,000	17,026
Connected Fitness	—	—	—
Total costs recorded in restructuring and impairment charges	$37,480	$80,000	$117,480

(1) This table excludes additional non-cash charges of $7.4 million for the three months ended March 31, 2018 associated with the reduction of inventory outside of current liquidation channels in line with the 2018 restructuring plan.

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net Revenues
Apparel	$766,275	$715,437
Footwear	271,770	269,659
Accessories	92,158	89,097
Total net sales	1,130,203	1,074,193
License revenues	26,341	24,205
Connected Fitness	28,826	21,446
Total net revenues	$1,185,370	$1,119,844

Net revenues by distribution channel are as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net Revenues
Wholesale	$778,592	$772,620
Direct to Consumer	351,611	301,573
Net Sales	1,130,203	1,074,193
Licensing	26,341	24,205
Connected Fitness	28,826	21,446
Total net revenues	$1,185,370	$1,119,844

12. Subsequent Events
On April 23, 2018, the Company invested ¥ 41.7 billion or $38.4 million in exchange for an additional 10% common stock ownership in Dome Corporation (“Dome”), the Company’s Japanese licensee. This additional investment brings the Company’s total investment to 29.5% of Dome’s common stock from 19.5%.
This investment is subject to foreign currency translation rate fluctuations as it is held by the Company’s European subsidiary. The Company will account for its investment in Dome under the equity method given that it has the ability to exercise significant influence, resulting in an allocable share of Dome’s net income recorded on our consolidated statement of operations, which we do not expect to be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, our anticipated charges and restructuring costs and the timing of these measures, the impact of the Tax Act on our results of operations, the development and introduction of new products, the implementation of our marketing and branding strategies and future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) (our “2017 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to successfully execute our long-term strategies;

•	our ability to successfully execute any restructuring plans and realize expected benefits;

•	our ability to effectively drive operational efficiency in our business;

•	our ability to manage the increasingly complex operations of our global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	any disruptions, delays or deficiencies in the design, implementation or application of our new global operating and financial reporting information technology system;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;

•	risks related to data security or privacy breaches, including the 2018 data security issue related to our Connected Fitness business;

•	our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract key talent and retain the services of our senior management and key employees.
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
Financial highlights for the three months ended March 31, 2018 as compared to the prior year period include:

•	Net revenues increased 5.9%.

•	Wholesale revenue increased 0.8% and Direct to Consumer revenue increased 16.6%.

•	Apparel, footwear and accessories revenue increased 7.1%, 0.8% and 3.4%, respectively.

•	Revenue in our North America segment decreased 0.4%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 34.6%, 23.4% and 21.0%, respectively.

•	Selling, general and administrative expense increased 2.8%.

•	Gross margin decreased 120 basis points.
Restructuring
On July 27, 2017, our Board of Directors approved a restructuring plan (the “2017 restructuring plan”) to more closely align our financial resources with the critical priorities of our business. After completion of the 2017 restructuring plan, we recognized approximately $100.4 million of pre-tax charges in connection with this plan. In addition to these charges, we also recognized restructuring related goodwill impairment charges of approximately $28.7 million for our Connected Fitness business.

On February 9, 2018, our Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") identifying further opportunities to optimize operations. In conjunction with the 2018 restructuring plan, approximately $110.0 to $130.0 million of pre-tax restructuring and related charges are expected to be incurred during our 2018 fiscal year, including:

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $23.6 million and $24.7 million for the three months ended March 31, 2018 and 2017, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net revenues	$1,185,370	$1,119,844
Cost of goods sold	661,917	611,908
Gross Profit	523,453	507,936
Selling, general and administrative expenses	514,634	500,400
Restructuring and impairment charges	37,480	—
Income (loss) from operations	(28,661)	7,536
Interest expense, net	(8,564)	(7,820)
Other income, net	2,888	2,570
Income (loss) before income taxes	(34,337)	2,286
Income tax expense (benefit)	(4,093)	4,558
Net loss	$(30,244)	$(2,272)

	Three Months Ended March 31,
(As a percentage of net revenues)	2018	2017
Net revenues	100.0%	100.0%
Cost of goods sold	55.8%	54.6%
Gross profit	44.2%	45.4%
Selling, general and administrative expenses	43.4%	44.7%
Restructuring and impairment charges	3.2%	—%
Income (loss) from operations	(2.4)%	0.7%
Interest expense, net	(0.7)%	(0.7)%
Other income, net	0.2%	0.2%
Income (loss) before income taxes	(2.9)%	0.2%
Income tax expense (benefit)	(0.3)%	0.4%
Net loss	(2.6)%	(0.2)%

Consolidated Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net revenues increased $65.5 million, or 5.9%, to $1,185.4 million for the three months ended March 31, 2018 from $1,119.8 million during the same period in 2017. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2018	2017
Apparel	$766,275	$715,437
Footwear	271,770	269,659
Accessories	92,158	89,097
Total net sales	1,130,203	1,074,193
License revenues	26,341	24,205
Connected Fitness	28,826	21,446
Total net revenues	$1,185,370	$1,119,844
The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by men's training.

•	Footwear unit sales growth in multiple categories led by running, slightly offset by unit sales decreases in team sports and global football.

•	Accessories unit sales growth in multiple categories led by men's training.
License revenues increased $2.1 million, or 8.8%, to $26.3 million for the three months ended March 31, 2018 from $24.2 million during the same period in 2017 driven primarily by increased revenue from our licensing partners in North America and Japan.

Connected Fitness revenue increased $7.4 million, or 34.4%, to $28.8 million for the three months ended March 31, 2018 from $21.4 million during the same period in 2017, primarily driven by increases in subscription and advertising revenue.
Gross profit increased $15.5 million to $523.5 million for the three months ended March 31, 2018 from $507.9 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased 120 basis points to 44.2% for the three months ended March 31, 2018 compared to 45.4% during the same period in 2017. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 130 basis point decrease due to a higher composition of off-price sales this quarter; and

•	approximate 60 basis point decrease driven by a disposition of inventory related to our 2018 restructuring plan.
The above decreases were partially offset by:

•	approximate 70 basis point increase driven by the weakening of the U.S. dollar positively impacting our gross margin within our businesses outside of the United States.
We expect the higher composition of sales through our off price channel and disposition of inventory related to our restructuring plan to continue through the second quarter.
Selling, general and administrative expenses increased $14.2 million to $514.6 million for the three months ended March 31, 2018 from $500.4 million for the same period in 2017. Within selling, general and administrative expense:

•
Marketing costs decreased $1.3 million to $127.0 million for the three months ended March 31, 2018 from $128.3 million for the same period in 2017. As a percentage of net revenues, marketing costs decreased to 10.7% for the three months ended March 31, 2018 from 11.5% for the same period in 2017.

•
Other costs increased $15.5 million to $387.6 million for the three months ended March 31, 2018 from $372.1 million for the same period in 2017. This increase was driven primarily by higher costs related to the continued expansion of our direct-to-consumer distribution channel and our international business. As a percentage of net revenues, other costs decreased to 32.7% for the three months ended March 31, 2018 from 33.2% for the same period in 2017.

As a percentage of net revenues, selling, general and administrative expenses decreased to 43.4% for the three months ended March 31, 2018 compared to 44.7% for the same period in 2017.
Income (loss) from operations decreased $36.2 million to a loss of $28.7 million for the three months ended March 31, 2018 from income of $7.5 million for the same period in 2017, and as a percentage of net revenues decreased to (2.4%) for the three months ended March 31, 2018 from 0.7% for the same period in 2017. Loss from operations for the three months ended March 31, 2018 was negatively impacted by $37.5 million of restructuring and impairment charges in connection with the 2018 Restructuring Plan.
Interest expense, net increased $0.7 million to $8.6 million for the three months ended March 31, 2018 from $7.8 million for the same period in 2017. This increase was primarily due to an increase in borrowing on our revolving credit facility.
Other income, net increased $0.3 million to $2.9 million for the three months ended March 31, 2018 from $2.6 million for the same period in 2017.
Provision for income taxes decreased $8.7 million to a benefit of $4.1 million during the three months ended March 31, 2018 from $4.6 million during the same period in 2017. For the three months ended March 31, 2018, our effective tax rate was 11.9% compared to 199.5% for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was lower than the effective tax rate for the three months ended March 31, 2017, primarily due to pre-tax losses which are partially offset by the recording of certain valuation allowances and excess tax deficiencies from share based compensation in 2018.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to our other segments.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net revenues by segment are summarized below:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change	% Change
North America	$867,545	$871,271	$(3,726)	(0.4)%
EMEA	126,932	102,855	24,077	23.4%
Asia-Pacific	115,553	85,818	29,735	34.6%
Latin America	46,514	38,454	8,060	21.0%
Connected Fitness	28,826	21,446	7,380	34.4%
Total net revenues	$1,185,370	$1,119,844	$65,526	5.9%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $3.7 million to $867.5 million for the three months ended March 31, 2018 from $871.3 million for the same period in 2017 primarily due to lower sales in our wholesale channel driven by lower demand.

•
Net revenues in our EMEA operating segment increased $24.1 million to $126.9 million for the three months ended March 31, 2018 from $102.9 million for the same period in 2017 primarily due to unit sales growth to wholesale partners in the United Kingdom.

•
Net revenues in our Asia-Pacific operating segment increased $29.7 million to $115.6 million for the three months ended March 31, 2018 from $85.8 million for the same period in 2017 primarily due to store growth in our wholesale and direct-to-consumer channels.

•
Net revenues in our Latin America operating segment increased $8.1 million to $46.5 million for the three months ended March 31, 2018 from $38.5 million for the same period in 2017 primarily due to unit sales growth in our wholesale channel and store growth in our direct-to-consumer channel in Mexico.

•
Net revenues in our Connected Fitness operating segment increased $7.4 million to $28.8 million from $21.4 million for the same period in 2017 primarily driven by increases in subscription and advertising revenue.

Operating income (loss) by segment is summarized below:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change	% Change
North America	$(43,495)	$3,714	$(47,209)	(1,271.1)%
EMEA	(3,627)	1,629	(5,256)	(322.7)%
Asia-Pacific	21,241	19,628	1,613	8.2%
Latin America	(5,870)	(7,859)	1,989	25.3%
Connected Fitness	3,090	(9,576)	12,666	132.3%
Total operating income (loss)	$(28,661)	$7,536	$(36,197)	(480.3)%

The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $47.2 million to a $43.5 million operating loss for the three months ended March 31, 2018 from $3.7 million of operating income for the same period in 2017 primarily due to the decreases in net sales and gross margin discussed above and $34.0 million in restructuring and impairment charges.

•
Operating income in our EMEA operating segment decreased $5.3 million to a $3.6 million operating loss for the three months ended March 31, 2018 from $1.6 million of operating income for the same period in 2017 primarily due to $8.3 million in restructuring and impairment charges, offset by the increases in net sales discussed above.

•
Operating income in our Asia-Pacific operating segment increased $1.6 million to $21.2 million for the three months ended March 31, 2018 from $19.6 million for the same period in 2017 primarily due to the sales growth discussed above. This increase was partially offset by investments in our direct to consumer business.

•
Operating loss in our Latin America operating segment decreased $2.0 million to $5.9 million for the three months ended March 31, 2018 from $7.9 million for the same period in 2017 primarily due to the increases in net sales discussed above, partially offset by $2.7 million in restructuring and impairment charges.

•
Operating income in our Connected Fitness segment decreased $12.7 million to income of $3.1 million for the three months ended March 31, 2018 from a loss $9.6 million for the same period in 2017 primarily due to lower depreciation and amortization costs from assets that were impaired as a part of the 2017 restructuring plan and the increase in revenue discussed above.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of March 31, 2018, we had $1.1 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$22,024	$(32,552)
Investing activities	(55,930)	(91,790)
Financing activities	3,799	43,558
Effect of exchange rate changes on cash and cash equivalents	2,157	3,452
Net decrease in cash and cash equivalents	$(27,950)	$(77,332)
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

Cash provided by operating activities increased $54.6 million to $22.0 million for the three months ended March 31, 2018 from $32.6 million of cash used in operating activities during the same period in 2017. The increase in cash provided by operating activities was due to a decrease in net cash outflows from operating assets and liabilities of $331.6 million offset by an increase in net income adjusted for non-cash items of $277.0 million.
Investing Activities
Cash used in investing activities decreased $35.9 million to $55.9 million for the three months ended March 31, 2018 from $91.8 million for the same period in 2017, primarily due to lower capital expenditures.
Capital expenditures for the full year 2018 are expected to be approximately $225.0 million, comprised primarily of investments in our retail stores and global wholesale fixtures.
Financing Activities
Cash provided by financing activities decreased $39.8 million to $3.8 million for the three months ended March 31, 2018 from $43.6 million for the same period in 2017. This decrease was primarily due to lower borrowings on our revolving credit facility.

Capital Resources
Credit Facility
We are party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of March 31, 2018, there was $135.0 million outstanding under the revolving credit facility and $155.0 million of term loan borrowings outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of March 31, 2018.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). In February 2018, we amended the credit agreement to amend the definition of consolidated EBITDA, and to provide that our trailing four-quarter consolidated leverage ratio may not exceed 3.75 to 1.00 for the four quarters ending June 30, 2018, and 4.00 to 1.00 for the four quarters ending September 30, 3018. Beginning with the four quarters ending December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00.As of March 31, 2018, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans and revolving credit facility borrowings were 2.8% and 1.9% during the three months ended March 31, 2018 and 2017, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2018, the commitment fee was 15.0 basis points.

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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. The loan has a seven year term and maturity date of December 2019. The loan bears interest at one month LIBOR plus a margin of 1.50%, and allows for prepayment without penalty. The loan includes covenants and events of default substantially consistent with our credit agreement discussed above. The loan also requires prior approval of the lender for certain matters related to the property, including transfers of any interest in the property. As of March 31, 2018, December 31, 2017 and March 31, 2017, the outstanding balance on the loan was $39.5 million, $40.0 million and $41.5 million, respectively. The weighted average interest rate on the loan was 3.1% and 2.3% for the three months ended March 31, 2018 and 2017, respectively.
Interest expense, net, was $8.6 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2017 Form 10-K as updated in our Form 10-Q for the quarter ended March 31, 2018.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2017 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2017 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 to the notes to our consolidated financial statements, there were no significant changes to our critical accounting policies during the three months ended March 31, 2018.
Recently Issued Accounting Standards
Refer to Note 2 to the notes to our consolidated financial statements included in this Form 10-Q for our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2017. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

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
As the phased implementation of this system occurs, we will experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - Risks and uncertainties associated with the implementation of information systems may negatively impact our business" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017.  The Company is supplementing those risk factors by adding the Risk Factor set forth below.
During the first quarter of 2018, we discovered a data security issue related to our Connected Fitness business.
During the first quarter of 2018, an unauthorized third party acquired data associated with our Connected Fitness users’ accounts for our MyFitnessPal application and website. Our investigation is ongoing, but indicates that approximately 150 million user accounts were affected by this issue.  The investigation indicates that the affected information included usernames, email addresses, and hashed passwords - the majority with the hashing function called bcrypt used to secure passwords.  As a result of this incident, we may face a number of legal claims by users of MyFitnessPal or investigations by government regulators and agencies.  While we believe our insurance will cover the material costs of any such matters, our expenses or losses associated with this data incident may exceed our expectations which may negatively impact our financial results.  In addition, we may be required to incur additional expense to further enhance our data security infrastructure.  We continue to undertake efforts to prevent any further unauthorized access to our systems, however we cannot assure that further incidents will not occur.  Furthermore, this data incident generated and may continue to generate negative publicity, and may negatively impact our brand image and reputation, particularly within our Connected Fitness business.  This could cause the size of our Connected Fitness community to decline and could negatively impact the results of operations for our Connected Fitness segment.
ITEM 6. EXHIBITS

Exhibit No.

10.01	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Patrik Frisk and the Company

10.02	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Paul Fipps and the Company

31.01	Section 302 Chief Executive Officer Certification

31.02	Section 302 Chief Financial Officer Certification

32.01	Section 906 Chief Executive Officer Certification

32.02	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: May 9, 2018