Form 10-Q
period 2018-06-30
Under Armour, Inc.
filed 2018-08-03
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2018 there were 186,065,515 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 224,423,898 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$196,879	$312,483	$165,685
Accounts receivable, net	724,945	609,670	602,795
Inventories	1,299,332	1,158,548	1,168,786
Prepaid expenses and other current assets	340,359	256,978	229,204
Total current assets	2,561,515	2,337,679	2,166,470
Property and equipment, net	835,427	885,774	875,005
Goodwill	551,160	555,674	580,446
Intangible assets, net	45,880	46,995	59,866
Deferred income taxes	111,746	82,801	125,358
Other long term assets	135,424	97,444	87,099
Total assets	$4,241,152	$4,006,367	$3,894,244
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$125,000	$150,000
Accounts payable	691,163	561,108	483,210
Accrued expenses	258,567	296,841	232,680
Customer refund liability	303,730	—	—
Current maturities of long term debt	27,000	27,000	27,000
Other current liabilities	57,939	50,426	43,649
Total current liabilities	1,338,399	1,060,375	936,539
Long term debt, net of current maturities	752,370	765,046	777,717
Other long term liabilities	226,471	162,304	156,217
Total liabilities	2,317,240	1,987,725	1,870,473
Commitments and contingencies (See Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2018, December 31, 2017 and June 30, 2017; 186,050,706 shares issued and outstanding as of June 30, 2018, 185,257,423 shares issued and outstanding as of December 31, 2017, and 184,938,771 shares issued and outstanding as of June 30, 2017.	62	61	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2018, December 31, 2017 and June 30, 2017.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2018, December 31, 2017 and June 30, 2017; 224,382,239 shares issued and outstanding as of June 30, 2018, 222,375,079 shares issued and outstanding as of December 31, 2017, and 221,533,813 shares issued and outstanding as of June 30, 2017.	75	74	74
Additional paid-in capital	901,851	872,266	852,230
Retained earnings	1,060,402	1,184,441	1,218,426
Accumulated other comprehensive loss	(38,489)	(38,211)	(47,032)
Total stockholders’ equity	1,923,912	2,018,642	2,023,771
Total liabilities and stockholders’ equity	$4,241,152	$4,006,367	$3,894,244
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$1,174,859	$1,091,192	$2,360,229	$2,211,036
Cost of goods sold	648,275	589,999	1,310,192	1,201,907
Gross profit	526,584	501,193	1,050,037	1,009,129
Selling, general and administrative expenses	552,619	502,880	1,067,253	1,003,280
Restructuring and impairment charges	78,840	3,098	116,320	3,098
Income (loss) from operations	(104,875)	(4,785)	(133,536)	2,751
Interest expense, net	(8,552)	(7,841)	(17,116)	(15,662)
Other expense, net	(8,069)	(2,884)	(5,181)	(313)
Loss before income taxes	(121,496)	(15,510)	(155,833)	(13,224)
Income tax expense (benefit)	(26,090)	(3,202)	(30,183)	1,357
Loss from equity method investment	138	—	138	—
Net loss	$(95,544)	$(12,308)	$(125,788)	$(14,581)

Basic net loss per share of Class A, B and C common stock	$(0.21)	$(0.03)	$(0.28)	$(0.03)
Diluted net loss per share of Class A, B and C common stock	$(0.21)	$(0.03)	$(0.28)	$(0.03)

Weighted average common shares outstanding Class A, B and C common stock
Basic	444,626	440,423	443,844	439,894
Diluted	444,626	440,423	443,844	439,894
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(95,544)	$(12,308)	$(125,788)	$(14,581)
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,666)	5,364	(15,819)	15,183
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of ($5,745) and $2,112 for the three months ended June 30, 2018 and 2017, respectively, and ($6,093) and $4,511 for the six months ended June 30, 2018 and 2017, respectively.	16,303	(4,896)	17,335	(11,790)
Gain (loss) on intra-entity foreign currency transactions	(5,043)	711	(1,794)	1,718
Total other comprehensive income (loss)	(17,406)	1,179	(278)	5,111
Comprehensive loss	$(112,950)	$(11,129)	$(126,066)	$(9,470)
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(125,788)	$(14,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	91,271	83,367
Unrealized foreign currency exchange rate (gains) losses	13,151	(29,393)
Loss on disposal of property and equipment	2,496	715
Impairment charges	9,660	—
Amortization of bond premium	127	127
Stock-based compensation	20,673	24,776
Excess tax deficiency from stock-based compensation arrangements	—	1,062
Deferred income taxes	(35,969)	13,735
Changes in reserves and allowances	(238,005)	(8,581)
Changes in operating assets and liabilities:
Accounts receivable	116,896	33,787
Inventories	(158,430)	(227,190)
Prepaid expenses and other assets	(54,422)	(10,519)
Other non-current assets	768	451
Accounts payable	160,164	84,391
Accrued expenses and other liabilities	48,939	33,426
Customer refund liability	307,192	—
Income taxes payable and receivable	(12,716)	(46,320)
Net cash provided by (used in) operating activities	146,007	(60,747)
Cash flows from investing activities
Purchases of property and equipment	(95,607)	(167,273)
Sale of property and equipment	11,285	—
Purchases of other assets	(2,536)	—
Purchase of equity method investment	(39,207)	—
Net cash used in investing activities	(126,065)	(167,273)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	210,000	380,000
Payments on long term debt and revolving credit facility	(348,500)	(243,500)
Employee taxes paid for shares withheld for income taxes	(1,759)	(2,474)
Proceeds from exercise of stock options and other stock issuances	8,913	6,638
Payments of debt financing costs	(11)	—
Other financing fees	87	—
Net cash provided by (used in) financing activities	(131,270)	140,664
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,487)	4,593
Net decrease in cash, cash equivalents and restricted cash	(113,815)	(82,763)
Cash, cash equivalents and restricted cash
Beginning of period	318,135	252,725
End of period	$204,320	$169,962

Non-cash investing and financing activities
Change in accrual for property and equipment	(31,957)	(23,811)
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (the “2017 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other portions thereof.
The Company identified an immaterial prior period error in the presentation of premium subscriptions in our Connected Fitness reporting segment. Subscription revenue was previously recorded net of any related commission.  Beginning in the first quarter of 2018, subscription revenue is recorded on a gross basis and the related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. The Company has revised the prior periods to be consistent with the current period's presentation resulting in an increase in net revenues and selling, general and administrative expense of $2.9 million and $5.4 million for the three and six months ended June 30, 2017. For the year ended December 31, 2017, the Company will record additional net revenue and selling, general and administrative expense of $12.7 million. There is no impact in any period on income (loss) from operations. The Company concluded that the error was not material to any of its previously issued financial statements.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the consolidated statement of cash flows.

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$196,879	$312,483	$165,685
Restricted cash	7,441	5,652	4,277
Total Cash, cash equivalents and restricted cash	$204,320	$318,135	$169,962
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. One of the Company's customers accounted for 10%, 12% and 19% of accounts receivable as of June 30, 2018, December 31, 2017 and

June 30, 2017, respectively. For the six months ended June 30, 2018 and June 30, 2017, no customer accounted for more than 10% of the Company's net revenues.
Sale of Accounts Receivable
During the first quarter of 2018, the Company entered into an agreement with a financial institution to sell selected accounts receivable on a recurring, non-recourse basis. Under this agreement, up to $150.0 million of the Company’s accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold accounts receivable from the consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institution. The carrying value of sold receivables approximated the fair value at June 30, 2018.
During the six months ended June 30, 2018, the Company sold total accounts receivable of $75.6 million. As of June 30, 2018, $20.2 million remained outstanding. The funding fee charged by the financial institution is included in the other expense, net line item in the consolidated statement of operations.
Allowance for Doubtful Accounts
As of June 30, 2018, December 31, 2017, and June 30, 2017, the allowance for doubtful accounts was $27.6 million, $19.7 million and $13.2 million, respectively.
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
Contract Liability
Contract liability consists of payments received in advance of revenue recognition for subscriptions for our Connected Fitness applications and is included in other liabilities on the Company's consolidated balance sheet. As of June 30, 2018, contract liability was $30.4 million. For the three and six months ended June 30, 2018, the Company recognized $5.6 million and $15.2 million, respectively, of revenue that was previously included in contract liability as of December 31, 2017. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
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

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $22.4 million and $24.2 million for the three months ended June 30, 2018 and 2017, respectively, and $46.0 million and $48.9 million for the six months ended June 30, 2018 and 2017, respectively.
Equity Method Investment
On April 23, 2018, the Company invested ¥4.2 billion or $39.2 million in exchange for an additional 10% common stock ownership in Dome Corporation ("Dome"), the Company's Japanese licensee. This additional investment brings the Company's total investment in Dome's common stock to 29.5%, from 19.5%. The Company accounted for its investment in Dome under the equity method, given that it has the ability to exercise significant influence, but not control, over Dome.
As of June 30, 2018, the carrying value of the Company’s total investment in Dome was $51.9 million. The Company's proportionate share of Dome's net assets exceeded our total investment by $63.8 million and is not amortized. For the three months ended June 30, 2018, the Company recorded the allocable share of Dome’s net loss in its consolidated statement of operations and as an adjustment to the invested balance. The total allocable share of net income (loss) is not expected to be material for the year ending December 31, 2018.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded $4.8 million in license revenues from Dome for the three months ended June 30, 2018. As of June 30, 2018 the Company has $4.9 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's consolidated balance sheets.

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
Recently Issued Accounting Standards
In June 2018, the FASB issued ASU 2018-12, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
Recently Adopted Accounting Standards
In November 2016, the FASB issued ASU 2016-18, which reduced diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions under this ASU on January 1, 2018 on a retrospective basis.This resulted in an increase in beginning of period and end of period cash and cash equivalents, and restricted cash of $2.3 million and $4.3 million, respectively, and an increase of $2.0 million to the cash flows from operating activities section to the Consolidated Statement of Cash Flows for the six months ended June 30, 2017.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the provisions under this ASU on January 1, 2018 on a modified retrospective basis resulting in a cumulative-effect benefit to retained earnings of $3.5 million as of the date of adoption, relating to revenues for certain wholesale and e-commerce sales being recognized upon shipment rather than upon delivery to the customer. Under this approach, the Company did not restate the prior financial statements presented. The provisions under this ASU were applied to all contracts at the date of initial adoption.
On the Company’s consolidated balance sheet, reserves for returns, allowances, discounts and markdowns will be included within customer refund liability, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns will be included within prepaid expenses and other current assets. On the Company’s consolidated statement of operations, certain costs associated with the Company’s customer support program for its wholesale customers will now be recorded in cost of goods sold.  Additionally, certain free of charge product offered with a purchase will be recorded in cost of goods sold. Previously, both of these costs were recorded in selling, general and administrative expenses. Had the Company not adopted the provisions under this ASU, its consolidated balance sheet as of June 30, 2018, its consolidated statement of operations for the three and six months ended June 30, 2018, and its consolidated statement of cash flows for the six months ended June 30, 2018 would have been presented as follows:

	June 30, 2018 (As Presented)	ASC 606 Adjustments	June 30, 2018 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$196,879	$—	$196,879
Accounts receivable, net	724,945	(214,214)	510,731
Inventories	1,299,332	3,270	1,302,602
Prepaid expenses and other current assets	340,359	(92,476)	247,883
Total current assets	$2,561,515	$(303,420)	$2,258,095
Non-current assets	1,679,637	1,697	1,681,334
Total assets	$4,241,152	$(301,723)	$3,939,429
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$—	$—
Accounts payable	691,163	—	691,163
Accrued expenses	258,567	—	258,567
Customer refund liability	303,730	(303,730)	—
Current maturities of long term debt	27,000	—	27,000
Other current liabilities	57,939	6,308	64,247
Total current liabilities	1,338,399	(297,422)	1,040,977
Non-current liabilities	978,841	—	978,841
Total liabilities	2,317,240	(297,422)	2,019,818
Stockholders’ equity	1,923,912	(4,301)	1,919,611
Total liabilities and stockholders’ equity	$4,241,152	$(301,723)	$3,939,429

	Three months ended June 30, 2018 (As Presented)	ASC 606 Adjustments	Three months ended June 30, 2018 (As Adjusted)	Six months ended June 30, 2018 (As Presented)	ASC 606 Adjustments	Six months ended June 30, 2018 (As Adjusted)
Net revenues	$1,174,859	$548	$1,175,407	$2,360,229	$(1,625)	$2,358,604
Cost of goods sold	648,275	(898)	647,377	1,310,192	(2,831)	1,307,361
Gross profit	526,584	1,446	528,030	1,050,037	1,206	1,051,243
Selling, general and administrative expenses	552,619	1,120	553,739	1,067,253	2,306	1,069,559
Restructuring and impairment charges	78,840	—	78,840	116,320	—	116,320
Loss from operations	(104,875)	326	(104,549)	(133,536)	(1,100)	(134,636)
Interest expense, net	(8,552)	—	(8,552)	(17,116)	—	(17,116)
Other expense, net	(8,069)	—	(8,069)	(5,181)	—	(5,181)
Loss before income taxes	(121,496)	326	(121,170)	(155,833)	(1,100)	(156,933)
Income tax benefit	(26,090)	91	(25,999)	(30,183)	(307)	(30,490)
Loss from equity method investment	138	—	138	138	—	138
Net loss	$(95,544)	$235	$(95,309)	$(125,788)	$(793)	$(126,581)

Basic net loss per share of Class A, B and C common stock	$(0.21)	$—	$(0.21)	$(0.28)	$—	$(0.29)
Diluted net loss per share of Class A, B and C common stock	$(0.21)	$—	$(0.21)	$(0.28)	$—	$(0.29)

	Six months ended June 30, 2018 (As Presented)	ASC 606 Adjustments	Six months ended June 30, 2018 (As Adjusted)
Cash flows from operating activities
Net loss	$(125,788)	$(793)	$(126,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	91,271	—	91,271
Unrealized foreign currency exchange rate (gains) losses	13,151	—	13,151
Loss on disposal of property and equipment	2,496	—	2,496
Impairment charges	9,660	—	9,660
Amortization of bond premium	127	—	127
Stock-based compensation	20,673	—	20,673
Excess tax deficiency from stock-based compensation arrangements	—	—	—
Deferred income taxes	(35,969)	(307)	(36,276)
Changes in reserves and allowances	(238,005)	213,234	(24,771)
Changes in operating assets and liabilities:
Accounts receivable	116,896	—	116,896
Inventories	(158,430)	—	(158,430)
Prepaid expenses and other assets	(54,422)	93,970	39,548
Other non-current assets	768	—	768
Accounts payable	160,164	—	160,164
Accrued expenses and other liabilities	48,939	1,088	50,027
Customer refund liability	307,192	(307,192)	—
Income taxes payable and receivable	(12,716)	—	(12,716)
Net cash provided by operating activities	146,007	—	146,007
Cash flows from investing activities
Net cash used in investing activities	(126,065)	—	(126,065)
Cash flows from financing activities
Net cash provided by (used in) financing activities	(131,270)	—	(131,270)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,487)	—	(2,487)
Net decrease in cash, cash equivalents and restricted cash	(113,815)	—	(113,815)
Cash, cash equivalents and restricted cash
Beginning of period	318,135	—	318,135
End of period	$204,320	$—	$204,320
3. Restructuring and Impairment
2017 Restructuring Plan
On July 27, 2017, the Company’s Board of Directors approved a restructuring plan (the “2017 restructuring plan”) to more closely align its financial resources with the critical priorities of the business. The Company recognized approximately $100.4 million of pre-tax charges in connection with the 2017 restructuring plan for the year ended December 31, 2017. In addition to these charges, the Company also recognized restructuring related goodwill impairment charges of approximately $28.6 million for its Connected Fitness business.
2018 Restructuring Plan
On February 9, 2018, the Company's Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") pursuant to which approximately $110.0 to $130.0 million of pre-tax restructuring and related charges were expected to be incurred during the Company's 2018 fiscal year. During the six months ended June 30, 2018, the Company recognized $129.7 million of pre-tax charges in connection with the 2018 restructuring plan.
On July 23, 2018, the Company's Board of Directors approved increasing the size of the 2018 restructuring plan by approximately $80 million for a total range of $190.0 to $210.0 million of total pre-tax restructuring and related charges during the 2018 fiscal year. These include:

•	Up to $155.0 million in cash charges, consisting of up to: $75.0 million in facility and lease terminations and $80.0 million in contract termination and other restructuring charges; and,

•	Up to $55.0 million in non-cash charges comprised of approximately $20.0 million of inventory related charges and approximately $35.0 million of intangibles and other asset related impairments.
The summary of the costs incurred during the three and six months ended June 30, 2018 in connection with the 2018 restructuring plan are as follows:

	Restructuring and Impairment Charges Incurred		Estimated Restructuring and Impairment Charges to be Incurred
(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Six Months Ending December 31, 2018 (1)	Year Ending December 31, 2018 (1)
Costs recorded in cost of goods sold:
Inventory write-offs	$5,940	$13,414	$6,586	$20,000
Total costs recorded in cost of goods sold	5,940	13,414	6,586	20,000

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	9,717	11,964	17,736	29,700
Other restructuring related costs	9,840	19,723	12,777	32,500
Contract exit costs	59,283	84,633	43,167	127,800
Total costs recorded in restructuring and impairment charges	78,840	116,320	73,680	190,000
Total restructuring, impairment and restructuring related costs	$84,780	$129,734	$80,266	$210,000
(1) Estimated restructuring and impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during 2018 in connection with the restructuring plan.

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 restructuring plans is as follows:

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2018	$4,555	$2,848	$3,000
Additions charged to expense	—	82,548	10,400
Cash payments charged against reserve	(906)	(6,168)	(3,000)
Changes in reserve estimate	$(768)	$463	$—
Balance at June 30, 2018	$2,881	$79,691	$10,400
4. Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of June 30, 2018, there were no amounts outstanding under the revolving credit facility and $148.8 million of term loan borrowings outstanding. Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of June 30, 2018.
The credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions, as well as financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios. As of June 30, 2018, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans were 3.3% and 2.2% during the three months ended June 30, 2018 and 2017, respectively, and 3.1% and 2.0% for the six months ended June 30, 2018 and 2017, respectively. The weighted average interest rate under the revolving credit facility borrowings were 2.9% and 2.2% during the three months ended June 30, 2018 and 2017, respectively, and 2.8% and 2.0% for the six months ended June 30, 2018 and 2017, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2018, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
3.250% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Notes”). Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Notes at any time or from time to time at redemption prices described in the indenture governing the Notes.The indenture governing the Notes contains negative covenants, that limit the Company’s ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.3 million in financing costs in connection with the Notes.
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. On July 17, 2018, this loan was paid in full using borrowings under the Company's revolving credit facility. The loan had a seven year term and maturity date of December 2019. The loan bore interest at one month LIBOR plus a margin of 1.50%, and allowed for prepayment without penalty. As of June 30, 2018, December 31, 2017 and June 30, 2017, the outstanding balance on the loan was $39.0 million, $40.0 million and $41.0 million, respectively. The weighted average interest rate on the loan was 3.4% and 2.5% for the three months ended June 30, 2018 and 2017, respectively, and 3.2% and 2.4% for the six months ended June 30, 2018 and 2017, respectively.
Interest expense, net, was $8.6 million and $7.8 million for the three months ended June 30, 2018 and 2017, respectively, and $17.1 million and $15.7 million for the six months ended June 30, 2018, and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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
Derivative Complaints
In April 2018, two purported stockholders filed separate stockholder derivative complaints in the United States District Court for the District of Maryland.  These were brought against Kevin Plank (the Company’s Chairman and Chief Executive Officer) and certain other members of the Company’s Board of Directors and name the Company as a nominal defendant.  The complaints make allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore Development Company, LLC ("Sagamore")), as well as other related party transactions.
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
In Mioduszewski v. Plank, et al., filed on April 16, 2018, the complaint asserts that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other related party transactions and that the director defendants aided and abetted Mr. Plank’s alleged breach of his fiduciary duties.  The complaint also asserts an unjust enrichment claim against Mr. Plank.  The complaint seeks damages on behalf of the Company and certain corporate governance-related actions.  In King v. Plank, et al., filed on April 30, 2018, the complaint asserts similar breach of fiduciary duty claims against Mr. Plank and the director defendants and also claims that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels of land to the Company.  The King complaint also asserts an unjust enrichment claim against Mr. Plank and Sagamore.  It asserts similar damages to the damages sought in the Mioduszewski complaint.
In June and July 2018, three additional purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The other complaint was filed in the United States District

Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). These complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company's products and stock sales by certain individual defendants. All three complaints assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. The Kenney complaint also makes allegations similar to those in the King and Mioduszewski complaints discussed above regarding the Company’s purchase of parcels from entities controlled by Mr. Plank through Sagamore and asserts a claim of corporate waste against the individual defendants. These complaints assert similar damages to the damages sought in the Mioduszewski complaint.
Prior to the filing of the derivative complaints discussed above, each of the purported stockholders had sent the Company a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints.  Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed each of these purported stockholders of that determination.  The Company believes that the claims asserted in the derivative complaints are without merit and intends to defend these matters vigorously.  However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of the outcome of these matters.
Data Incident
During the quarter ended March 31, 2018, an unauthorized third party acquired data associated with the Company’s Connected Fitness users’ accounts for the Company’s MyFitnessPal application and website. A consumer class action lawsuit has been filed against the Company in connection with this incident, and the Company has received inquiries regarding the incident from certain government regulators and agencies.  The Company does not currently consider these matters to be material and believes its insurance coverage will provide coverage should any significant expense arise.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	June 30, 2018			December 31, 2017			June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	—	14,034	—	—	(6,818)	—	—	(4,554)	—
Interest rate swap contracts (see Note 8)	—	2,430	—	—	1,088	—	—	(35)	—
TOLI policies held by the Rabbi Trust	—	5,772	—	—	5,756	—	—	5,258	—
Deferred Compensation Plan obligations	—	(8,447)	—	—	(7,971)	—	—	(8,753)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The interest rate swap contracts represent gains and losses on the derivative contracts, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust is based on the cash-

surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
As of June 30, 2018, December 31, 2017 and June 30, 2017, the fair value of the Company's Senior Notes was $538.6 million, $526.3 million and $562.4 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of June 30, 2018, December 31, 2017 and June 30, 2017. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
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
7. Performance Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the six months ended June 30, 2018, 0.8 million performance-based restricted stock units and 0.3 million performance-based stock options for shares of the Company's Class C common stock were awarded under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and options have weighted average grant date fair values of $15.41 and $6.91, respectively, and have vesting conditions tied to the achievement of an operating income target for 2018. Upon the achievement of the target, one fourth of the restricted stock units and options will vest each in February 2019, 2020, 2021 and 2022.
During 2017, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual revenue and operating income targets for 2017 and 2018. As of June 30, 2018, the Company deemed the achievement of these targets improbable. As such, no expense for these awards has been recorded during the three and six ended June 30, 2018.
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
As of June 30, 2018, the aggregate notional value of the Company's outstanding foreign currency contracts was $617.7 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to thirteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. The Company also enters into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure.
The Company reclassified from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges $0.5 million and $0.9 million during the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $1.7 million during the six months ended June 30, 2018 and 2017, respectively. The fair value of the Company's foreign currency contracts were assets of $14 million as of June 30, 2018 and were included in other current assets on the consolidated balance sheet. The fair values of the Company's foreign currency contracts were liabilities of $6.8 million and $4.6 million as of December 31, 2017 and June 30, 2017, respectively, and were included in other current liabilities on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Unrealized foreign currency exchange rate gains	$18,181	$21,080	$13,151	$29,393
Realized foreign currency exchange rate gains (losses)	3,412	(2,084)	1,037	(2,356)
Unrealized derivative losses	(344)	(521)	(309)	(1,225)
Realized derivative losses	(12,860)	(16,425)	(8,634)	(22,790)
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
As of June 30, 2018, the notional value of the Company's outstanding interest rate swap contracts was $126.9 million. During the three months ended June 30, 2018 and 2017, the Company recorded a $0.1 million decrease and $0.3 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the six months ended June 30, 2018 and 2017, the Company recorded a $0.1 million decrease and $0.6 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were assets of $2.4 million and $1.1 million, as of June 30, 2018 and June 30, 2017, respectively. The fair values of the interest rate swap contracts were liabilities of less than $35.0 thousand as of June 30, 2017 and were included in other long term liabilities on the consolidated balance sheet.
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
9. Provision for Income Taxes
The effective rates for income taxes were 21.5% and 20.6% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three months ended June 30, 2018 was higher than the effective tax rate for the three months ended June 30, 2017, primarily due to the impact of valuation allowances recorded in certain foreign markets in relation to the pre-tax loss for the three months in each year and a measurement-period adjustment related to the Tax Cuts and Jobs Act (the “Tax Act”) recorded during the three months ended June 30, 2018, partially offset by decreased excess tax benefits on stock based compensation recorded during the three months ended June 30, 2018.
On December 22, 2017, the Tax Act was enacted in the United States. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act, as defined below, was signed into law. As noted in the 2017 financial statements, we were able to reasonably estimate certain effects and, therefore, recorded provisional amounts associated with the one-time transition tax on indefinitely reinvested foreign earnings and the adjustment to our deferred tax assets and liabilities for the reduction in the corporate income tax rate. As noted in the 2017 financial statements, the Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined.
During the three months ended June 30, 2018, the Company received consent from the Internal Revenue Service for a change in income tax accounting method filed in the fourth quarter of 2017. As a result, a measurement-period adjustment of $3.7 million was made to the provisional amount recorded in Company’s 2017 financial statements for the adjustment to our deferred tax assets and liabilities for the reduction in the corporate income tax rate. The effect of the measurement-period adjustment on the effective tax rate for the three months ended June 30, 2018 was approximately 3.1% percent. As the Company is continuing to review all information and collect and prepare necessary data to finalize the adjustment to our deferred tax assets and liabilities for the reduction in the corporate income tax rate, our accounting for this item is not yet complete. We expect to complete our accounting within the prescribed measurement period.
We have not made any additional measurement period adjustments related to the one-time transition tax on indefinitely reinvested foreign earnings during the three months ended June 30, 2018. As we continue our analysis of the Tax Act, review all information, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to the provisional amounts that we have recorded that may materially impact our provision for income taxes. Any subsequent adjustment will be recorded to current income tax expense in the quarter of 2018 when the analysis is completed. We expect to complete our accounting within the prescribed measurement period.
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
As noted in the 2017 financial statements, a significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to our challenged U.S. results we incurred significant net operating losses (“NOLs”) in these jurisdictions in 2017 and continued losses during the six months ended June 30, 2018. The Company continues to believe, as of June 30, 2018, that the weight of the positive evidence outweighs the negative evidence, regarding the realization of the majority of the net deferred tax assets related to U.S. federal and state taxing jurisdictions. However, as of June 30, 2018 and consistent with prior periods valuation allowances have been recorded against select U.S. State and foreign net operating losses.
10. Earnings per Share
The following represents a reconciliation from basic loss per share to diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net loss	$(95,544)	$(12,308)	$(125,788)	$(14,581)
Denominator
Weighted average common shares outstanding Class A, B and C	444,626	440,423	443,844	439,894

Basic net loss per share of Class A, B and C common stock	$(0.21)	$(0.03)	$(0.28)	$(0.03)
Diluted net loss per share of Class A, B and C common stock	$(0.21)	$(0.03)	$(0.28)	$(0.03)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Due to the Company being in a net loss position for the three and six months ended June 30, 2018 and 2017, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net revenues
North America	$843,383	$829,805	$1,710,928	$1,701,076
EMEA	135,901	103,896	262,833	206,751
Asia-Pacific	125,706	93,574	241,259	179,392
Latin America	40,757	38,001	87,271	76,455
Connected Fitness	29,112	25,916	57,938	47,362
Total net revenues	$1,174,859	$1,091,192	$2,360,229	$2,211,036

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Operating income (loss)
North America	$(93,192)	$(5,417)	$(136,687)	$(1,703)
EMEA	(10,155)	(4,616)	(13,782)	(2,987)
Asia-Pacific	18,657	15,249	39,898	34,877
Latin America	(21,791)	(8,093)	(27,661)	(15,952)
Connected Fitness	1,606	(1,908)	4,696	(11,484)
Total operating income (loss)	(104,875)	(4,785)	(133,536)	2,751
Interest expense, net	(8,552)	(7,841)	(17,116)	(15,662)
Other expense, net	(8,069)	(2,884)	(5,181)	(313)
Loss before income taxes	$(121,496)	$(15,510)	$(155,833)	$(13,224)
The operating income (loss) information presented above includes the impact of restructuring and impairment charges related to the Company's restructuring plans. Charges incurred and expected to be incurred by segment in connection with the 2018 restructuring plan are as follows:

	Costs Incurred		Estimated Costs to be Incurred
(In thousands)	Three Months Ended June 30, 2018 (1)	Six Months Ended June 30, 2018 (1)	Six Months Ending December 31, 2018 (1)	Year Ending December 31, 2018 (1)
Costs recorded in restructuring and impairment charges:
North America	$65,429	$96,467	$45,380	$141,847
EMEA	3,173	8,590	11,200	19,790
Asia-Pacific	—	—	500	500
Latin America	10,238	11,263	16,600	27,863
Connected Fitness	—	—	—	—
Total costs recorded in restructuring and impairment charges	$78,840	$116,320	$73,680	$190,000

(1) This table excludes additional non-cash charges of $5.9 million and $13.4 million for the three and six months ended June 30, 2018, respectively, and estimated non-cash charges of $6.6 million for the six months ended December 31, 2018 associated with the reduction of inventory outside of current liquidation channels in line with the 2018 restructuring plan.

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net Revenues
Apparel	$747,294	$680,653	$1,513,569	$1,396,090
Footwear	271,375	236,925	543,145	506,583
Accessories	105,906	122,588	198,064	211,686
Total net sales	1,124,575	1,040,166	2,254,778	2,114,359
License revenues	21,172	25,110	47,513	49,315
Connected Fitness	29,112	25,916	57,938	47,362
Total net revenues	$1,174,859	$1,091,192	$2,360,229	$2,211,036

Net revenues by distribution channel are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net Revenues
Wholesale	$710,408	$654,648	$1,489,000	$1,427,268
Direct to Consumer	414,167	385,518	765,778	687,091
Net Sales	1,124,575	1,040,166	2,254,778	2,114,359
Licensing	21,172	25,110	47,513	49,315
Connected Fitness	29,112	25,916	57,938	47,362
Total net revenues	$1,174,859	$1,091,192	$2,360,229	$2,211,036
12. Subsequent Events
On July 6, 2018, the Company entered into an agreement to sell its Brazilian subsidiary. The sale is subject to customary closing considerations and is expected to close during the third quarter of 2018. The Company's Brazil business currently represents less than 1% of the Company’s net revenue and is not considered material to the Company's consolidated results of operations. In addition, the closing of this transaction is not expected to have a material impact on projected future cash flows for the Latin America reporting segment. In connection with this divestiture, the Company expects to enter into a license agreement with the buyer who will continue to sell the Company's products in Brazil. As of June 30, 2018, the assets associated with this divestiture did not meet held for sale classification criteria.

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
Financial highlights for the three months ended June 30, 2018 as compared to the prior year period include:

•	Net revenues increased 7.7%.

•	Wholesale revenue increased 8.5% and Direct to Consumer revenue increased 7.4%.

•	Apparel and footwear revenue increased 9.8% and 14.5%, respectively, while accessories revenue decreased 13.6%.

•	Revenue in our North America, Asia-Pacific, EMEA and Latin America segments increased 1.6%, 34.3%, 30.8% and 7.3%, respectively.

•	Selling, general and administrative expense increased 9.9%.

•	Gross margin decreased 110 basis points.
2017 Restructuring
On July 27, 2017, our Board of Directors approved a restructuring plan (the “2017 restructuring plan”) to more closely align our financial resources with the critical priorities of the business. We recognized approximately $100.4 million of pre-tax charges in connection with this restructuring plan for the year ended December 31, 2017. In addition to these charges, we also recognized restructuring related goodwill impairment charges of approximately $28.6 million for our Connected Fitness business.
2018 Restructuring
On February 9, 2018, our Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") pursuant to which approximately $110.0 to $130.0 million of pre-tax restructuring and related charges were expected to be incurred during the 2018 fiscal year. During the six months ended June 30, 2018, we recognized $129.7 million of pre-tax charges in connection with the 2018 restructuring plan.
On July 23, 2018, the Company's Board of Directors approved increasing the size of the 2018 restructuring plan by approximately $80 million for a total range of $190.0 to $210.0 million of total pre-tax restructuring and related charges during the 2018 fiscal year. These include:

•	Up to $155.0 million in cash charges, consisting of up to: $75.0 million in facility and lease terminations and $80.0 million in contract termination and other restructuring charges; and,

•	Up to $55.0 million in non-cash charges comprised of approximately $20.0 million of inventory related charges and approximately $35.0 million of intangibles and other asset related impairments.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $22.4 million and $24.2 million for the three months ended June 30, 2018 and 2017, respectively, and $46.0 million and $48.9 million for the six months ended June 30, 2018 and 2017.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain and corporate services categories. Personnel costs are included in these categories based on the employees’ function. Personnel costs include salaries, benefits, incentives and stock-based compensation related to our employees. Our marketing costs are an important driver of our growth. Marketing costs consist primarily of commercials, league, team, player and event sponsorships and depreciation expense specific to our in-store fixture program for our concept shops.
Other expense, net consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries.
Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net revenues	$1,174,859	$1,091,192	$2,360,229	$2,211,036
Cost of goods sold	648,275	589,999	1,310,192	1,201,907
Gross profit	526,584	501,193	1,050,037	1,009,129
Selling, general and administrative expenses	552,619	502,880	1,067,253	1,003,280
Restructuring and impairment charges	78,840	3,098	116,320	3,098
Income (loss) from operations	(104,875)	(4,785)	(133,536)	2,751
Interest expense, net	(8,552)	(7,841)	(17,116)	(15,662)
Other expense, net	(8,069)	(2,884)	(5,181)	(313)
Loss before income taxes	(121,496)	(15,510)	(155,833)	(13,224)
Income tax expense (benefit)	(26,090)	(3,202)	(30,183)	1,357
Loss from equity method investment	138	—	138	—
Net loss	$(95,544)	$(12,308)	$(125,788)	$(14,581)

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.2%	54.1%	55.5%	54.4%
Gross profit	44.8%	45.9%	44.5%	45.6%
Selling, general and administrative expenses	47.0%	46.1%	45.2%	45.4%
Restructuring and impairment charges	6.7%	0.3%	4.9%	0.1%
Income (loss) from operations	(8.9)%	(0.4)%	(5.7)%	0.1%
Interest expense, net	(0.7)%	(0.7)%	(0.7)%	(0.7)%
Other expense, net	(0.7)%	(0.3)%	(0.2)%	—%
Loss before income taxes	(10.3)%	(1.4)%	(6.6)%	(0.6)%
Income tax expense (benefit)	(2.2)%	(0.3)%	(1.3)%	0.1%
Loss from equity method investment	—%	—%	—%	—%
Net loss	(8.1)%	(1.1)%	(5.3)%	(0.7)%

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net revenues increased $83.7 million, or 7.7%, to $1,174.9 million for the three months ended June 30, 2018 from $1,091.2 million during the same period in 2017. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2018	2017
Apparel	$747,294	$680,653
Footwear	271,375	236,925
Accessories	105,906	122,588
Total net sales	1,124,575	1,040,166
License revenues	21,172	25,110
Connected Fitness	29,112	25,916
Total net revenues	$1,174,859	$1,091,192
The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by training and running.

•	Footwear unit sales growth in multiple categories led by running and team sports.
The above increases were partially offset by accessories unit sales decline due to softer demand.
License revenues decreased $3.9 million, or 15.7%, to $21.2 million for the three months ended June 30, 2018 from $25.1 million during the same period in 2017 driven primarily by decreased revenue from our licensing partners in North America due to softer demand.
Connected Fitness revenue increased $3.2 million, or 12.3%, to $29.1 million for the three months ended June 30, 2018 from $25.9 million during the same period in 2017, primarily driven by increases in new subscription revenue.
Gross profit increased $25.4 million to $526.6 million for the three months ended June 30, 2018 from $501.2 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased 110 basis points to 44.8% for the three months ended June 30, 2018 compared to 45.9% during the same period in 2017. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 240 basis point decrease driven by channel mix due to a higher composition of sales through our liquidation channel; and

•	approximate 50 basis point decrease driven by a disposition of inventory related to our 2018 restructuring plan.
The above decreases were partially offset by:

•	approximate 170 basis point increase driven by product cost improvements and changes in foreign currency.
We expect the continued inventory management actions and disposition of inventory related to our restructuring plan to be offset by benefits from product costs and lower planned promotional activity for the fully year.
Selling, general and administrative expenses increased $49.7 million, or 9.9%, to $552.6 million for the three months ended June 30, 2018 from $502.9 million for the same period in 2017. Within selling, general and administrative expense:

•
Marketing costs increased $5.4 million to $141.5 million for the three months ended June 30, 2018 from $136.1 million for the same period in 2017. As a percentage of net revenues, marketing costs decreased to 12.0% for the three months ended June 30, 2018 from 12.5% for the same period in 2017.

•
Other costs increased $44.3 million to $411.1 million for the three months ended June 30, 2018 from $366.8 million for the same period in 2017. This increase was driven primarily by higher costs related to the continued expansion of our direct-to-consumer, footwear and international businesses, along with a reserve related to a commercial dispute. As a percentage of net revenues, other costs increased to 35.0% for the three months ended June 30, 2018 from 33.6% for the same period in 2017.

As a percentage of net revenues, selling, general and administrative expenses increased to 47.0% for the three months ended June 30, 2018 compared to 46.1% for the same period in 2017.
Loss from operations increased $100.1 million to a loss of $104.9 million for the three months ended June 30, 2018 from a loss of $4.8 million for the same period in 2017. Loss from operations for the three months ended June

30, 2018 was negatively impacted by $85 million of restructuring and impairment charges in connection with the 2018 Restructuring Plan.
Interest expense, net increased $0.8 million to $8.6 million for the three months ended June 30, 2018 from $7.8 million for the same period in 2017.
Other expense, net increased $5.2 million to $8.1 million for the three months ended June 30, 2018 from $2.9 million for the same period in 2017.
Provision for income taxes decreased $22.9 million to a benefit of $26.1 million during the three months ended June 30, 2018 from a benefit of $3.2 million during the same period in 2017. For the three months ended June 30, 2018, our effective tax rate was 21.5% compared to 20.6% for the same period in 2017. The effective tax rate for the three months ended June 30, 2018 was higher than the effective tax rate for the three months ended June 30, 2017, primarily due to the impact of valuation allowances recorded in certain foreign markets in relation to the pre-tax loss for the three months in each year and the measurement-period adjustment related to the Tax Act recorded during the three months ended June 30, 2018, partially offset by decreased excess tax benefits on stock based compensation recorded during the three months ended June 30, 2018.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net revenues increased $149.2 million, or 6.7%, to $2,360.2 million for the six months ended June 30, 2018 from $2,211.0 million during the same period in 2017. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2018	2017
Apparel	$1,513,569	$1,396,090
Footwear	543,145	506,583
Accessories	198,064	211,686
Total net sales	2,254,778	2,114,359
License revenues	47,513	49,315
Connected Fitness	57,938	47,362
Total net revenues	$2,360,229	$2,211,036

The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by training and running.

•	Footwear unit sales growth in multiple categories led by running and team sports.
The above increases were partially offset by accessories unit sales decline due to softer demand.
License revenues decreased $1.8 million, or 3.7%, to $47.5 million for the six months ended June 30, 2018 from $49.3 million during the same period in 2017 driven primarily by decreased revenue from our licensing partners in North America and Japan due to softer demand.
Connected Fitness revenue increased $10.6 million, or 22.3%, to $57.9 million for the six months ended June 30, 2018 from $47.4 million during the same period in 2017, primarily driven by increases in new subscription revenue and advertising revenue.
Gross profit increased $40.9 million to $1,050.0 million for the six months ended June 30, 2018 from $1,009.1 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased 110.0 basis points to 44.5% for the six months ended June 30, 2018 compared to 45.6% during the same period in 2017. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 180 basis point decrease driven by channel mix due to a higher composition of sales to liquidation partners; and

•	approximate 55 basis point decrease driven by a disposition of inventory related to our 2018 restructuring plan,
The above decreases were partially offset by:

•	approximate 110 basis point increase driven by product cost improvements and changes in foreign currency.
We expect the continued inventory management actions and disposition of inventory related to our restructuring plan to be offset by benefits from product costs and lower planned promotional activity for the fully year.

Selling, general and administrative expenses increased $64.0 million, or 6.4%, to $1,067.3 million for the six months ended June 30, 2018 from $1,003.3 million for the same period in 2017. Within selling, general and administrative expense:

•
Marketing costs increased $1.0 million to $268.5 million for the six months ended June 30, 2018 from $267.5 million for the same period in 2017. As a percentage of net revenues, marketing costs decreased to 11.4% for the six months ended June 30, 2018 from 12.1% for the same period in 2017.

•
Other costs increased $62.9 million to $798.7 million for the six months ended June 30, 2018 from $735.8 million for the same period in 2017. This increase was driven primarily by higher costs related to the continued expansion of our direct-to-consumer, footwear and international businesses, along with a reserve related to a commercial dispute. As a percentage of net revenues, other costs increased to 33.8% for the six months ended June 30, 2018 from 33.3% for the same period in 2017.

As a percentage of net revenues, selling, general and administrative expenses decreased to 45.2% for the six months ended June 30, 2018 compared to 45.4% for the same period in 2017.
Income (loss) from operations decreased $136.3 million to a loss of $133.5 million for the six months ended June 30, 2018 from income of $2.8 million for the same period in 2017. Loss from operations for the six months ended June 30, 2018 was negatively impacted by $130 million of restructuring, impairment and restructuring related charges in connection with the 2018 Restructuring Plan.
Interest expense, net increased $1.5 million to $17.1 million for the six months ended June 30, 2018 from $15.7 million for the same period in 2017. This increase was primarily due to increase borrowings on our revolving credit facility.
Other expense, net increased $4.9 million to $5.2 million for the six months ended June 30, 2018 from $0.3 million for the same period in 2017.
Provision for income taxes decreased $31.6 million to a benefit of $30.2 million during the six months ended June 30, 2018 from $1.4 million during the same period in 2017. For the six months ended June 30, 2018, our effective tax rate was 19.4% compared to (10.3)% for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 was higher than the effective tax rate for the six months ended June 30, 2017, primarily due to the impact of valuation allowances recorded in certain foreign markets in relation to the pre-tax loss for the six months in each year.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to our other segments.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net revenues by segment are summarized below:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$843,383	$829,805	$13,578	1.6%
EMEA	135,901	103,896	32,005	30.8%
Asia-Pacific	125,706	93,574	32,132	34.3%
Latin America	40,757	38,001	2,756	7.3%
Connected Fitness	29,112	25,916	3,196	12.3%
Total net revenues	$1,174,859	$1,091,192	$83,667	7.7%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment increased $13.6 million to $843.4 million for the three months ended June 30, 2018 from $829.8 million for the same period in 2017 primarily due to increased off-price sales within our wholesale channel.

•
Net revenues in our EMEA operating segment increased $32.0 million to $135.9 million for the three months ended June 30, 2018 from $103.9 million for the same period in 2017 primarily due to growth across wholesale and direct-to-consumer channels and particular strength in the United Kingdom, Germany and Spain.

•
Net revenues in our Asia-Pacific operating segment increased $32.1 million to $125.7 million for the three months ended June 30, 2018 from $93.6 million for the same period in 2017 primarily due to balanced wholesale and direct-to-consumer growth, and continued strength in China, Korea and Australia.

•
Net revenues in our Latin America operating segment increased $2.8 million to $40.8 million for the three months ended June 30, 2018 from $38.0 million for the same period in 2017 primarily due to unit sales growth in our wholesale and direct-to-consumer channels. This growth was partially offset by a decrease in our distributor channel.

•
Net revenues in our Connected Fitness operating segment increased $3.2 million to $29.1 million from $25.9 million for the same period in 2017 primarily driven by an increase in new subscription revenue.

Operating income (loss) by segment is summarized below:

	Three Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$(93,192)	$(5,417)	$(87,775)	(1,620.4)%
EMEA	(10,155)	(4,616)	(5,539)	(120.0)%
Asia-Pacific	18,657	15,249	3,408	22.3%
Latin America	(21,791)	(8,093)	(13,698)	(169.3)%
Connected Fitness	1,606	(1,908)	3,514	184.2%
Total operating loss	$(104,875)	$(4,785)	$(100,090)	(2,091.7)%

The increase in total operating loss was driven by the following:

•
Operating loss in our North America operating segment increased $87.8 million to a $93.2 million operating loss for the three months ended June 30, 2018 from $5.4 million of operating loss for the same period in 2017 primarily due to the decreases in net sales in our wholesale channel and gross margin discussed above, along with $65.4 million in restructuring and impairment charges.

•
Operating loss in our EMEA operating segment increased $5.5 million to a $10.2 million operating loss for the three months ended June 30, 2018 from $4.6 million of operating loss for the same period in 2017 primarily due to $3.2 million in restructuring and impairment charges, along with a reserve related to a commercial dispute. The decrease is partially offset by the increase in net sales discussed above.

•
Operating income in our Asia-Pacific operating segment increased $3.4 million to $18.7 million for the three months ended June 30, 2018 from $15.2 million for the same period in 2017 primarily due to the sales growth discussed above. This increase was partially offset by investments in our direct to consumer business.

•
Operating loss in our Latin America operating segment increased $13.7 million to $21.8 million for the three months ended June 30, 2018 from $8.1 million for the same period in 2017 primarily due to $16.2 million in restructuring and related charges, partially offset by the increase in net sales discussed above.

•
Operating income in our Connected Fitness segment increased $3.5 million to income of $1.6 million for the three months ended June 30, 2018 from a loss $1.9 million for the same period in 2017 primarily due to lower depreciation and amortization costs and the increase in revenue discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$1,710,928	$1,701,076	$9,852	0.6%
EMEA	262,833	206,751	56,082	27.1%
Asia-Pacific	241,259	179,392	61,867	34.5%
Latin America	87,271	76,455	10,816	14.1%
Connected Fitness	57,938	47,362	10,576	22.3%
Total net revenues	$2,360,229	$2,211,036	$149,193	6.7%

The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment increased $9.9 million to $1,710.9 million for the six months ended June 30, 2018 from $1,701.1 million for the same period in 2017 primarily due to increased off-price sales within our wholesale channel offset by lower demand.

•
Net revenues in our EMEA operating segment increased $56.1 million to $262.8 million for the six months ended June 30, 2018 from $206.8 million for the same period in 2017 primarily due to growth across wholesale and direct-to-consumer channels and particular strength in the United Kingdom, Germany and Spain.

•
Net revenues in our Asia-Pacific operating segment increased $61.9 million to $241.3 million for the six months ended June 30, 2018 from $179.4 million for the same period in 2017 primarily due to balanced wholesale and direct-to-consumer growth, and continued strength in China, Korea and Australia.

•
Net revenues in our Latin America operating segment increased $10.8 million to $87.3 million for the six months ended June 30, 2018 from $76.5 million for the same period in 2017 primarily due to unit sales growth in our wholesale and direct-to-consumer channels. This growth was partially offset by a decrease in our distributor channel.

•
Net revenues in our Connected Fitness operating segment increased $10.6 million to $57.9 million from $47.4 million for the same period in 2017 primarily driven by an increase in new subscription revenue and advertising revenue.

Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$(136,687)	$(1,703)	$(134,984)	(7,926.2)%
EMEA	(13,782)	(2,987)	(10,795)	(361.4)%
Asia-Pacific	39,898	34,877	5,021	14.4%
Latin America	(27,661)	(15,952)	(11,709)	(73.4)%
Connected Fitness	4,696	(11,484)	16,180	140.9%
Total operating income (loss)	$(133,536)	$2,751	$(136,287)	(4,954.1)%

The decrease in total operating income was driven by the following:

•
Operating loss in our North America operating segment increased $135.0 million to a $136.7 million operating loss for the six months ended June 30, 2018 from $1.7 million of operating loss for the same period in 2017 primarily due to the increase in net sales in our off-price channel and gross margin discussed above, along with $96.5 million in restructuring and impairment charges.

•
Operating loss in our EMEA operating segment increased $10.8 million to a $13.8 million operating loss for the six months ended June 30, 2018 from $3.0 million of operating loss for the same period in 2017 primarily due to $8.6 million in restructuring and impairment charges, along with a reserve related to a commercial dispute. The decrease is partially offset by the increase in net sales discussed above.

•
Operating income in our Asia-Pacific operating segment increased $5.0 million to $39.9 million for the six months ended June 30, 2018 from $34.9 million for the same period in 2017 primarily due to the sales growth discussed above. This increase was partially offset by investments in our direct to consumer business.

•
Operating loss in our Latin America operating segment increased $11.7 million to $27.7 million for the six months ended June 30, 2018 from $16.0 million for the same period in 2017 primarily due to $18.9 million in restructuring and impairment charges, partially offset by the increase in net sales discussed above.

•
Operating income in our Connected Fitness segment increased $16.2 million to income of $4.7 million for the six months ended June 30, 2018 from a loss of $11.5 million for the same period in 2017 primarily due to lower depreciation and amortization costs and the increase in revenue discussed above.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of June 30, 2018, we had $1.25 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$146,007	$(60,747)
Investing activities	(126,065)	(167,273)
Financing activities	(131,270)	140,664
Effect of exchange rate changes on cash and cash equivalents	(2,487)	4,593
Net decrease in cash and cash equivalents	$(113,815)	$(82,763)
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
Cash provided by operating activities increased $206.8 million to $146.0 million for the six months ended June 30, 2018 from $60.7 million of cash used in operating activities during the same period in 2017. The increase in cash provided by operating activities was due to a decrease in net cash outflows from reserves and allowances and operating assets and liabilities of $310.9 million offset by an increase in net loss adjusted for non-cash items of $104.2 million.
Investing Activities
Cash used in investing activities decreased $41.2 million to $126.1 million for the six months ended June 30, 2018 from $167.3 million for the same period in 2017, primarily due to lower capital expenditures.

Capital expenditures for the full year 2018 are expected to be approximately $200.0 million, comprised primarily of investments in our retail stores and global wholesale fixtures.
Financing Activities
Cash used in financing activities increased $271.9 million to a use of $131.3 million for the six months ended June 30, 2018 from $140.7 million of cash provided by financing activities during the same period in 2017. This increase was primarily due to lower borrowings on our revolving credit facility.
Capital Resources
Credit Facility
We are party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of June 30, 2018 there were no amounts outstanding under the revolving credit facility and $148.8 million of term loan borrowings outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of June 30, 2018.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). In February 2018, we amended the credit agreement to amend the definition of consolidated EBITDA, and to provide that our trailing four-quarter consolidated leverage ratio may not exceed 3.75 to 1.00 for the four quarters ending June 30, 2018, and 4.00 to 1.00 for the four quarters ending September 30, 3018. Beginning with the four quarters ending December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00. As of June 30, 2018, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans were 3.3% and 2.2% during the three months ended June 30, 2018 and 2017, respectively, and 3.1% and 2.0% for the six months ended June 30, 2018 and 2017, respectively. The weighted average interest rate under the revolving credit facility borrowings were 2.9% and 2.2% during the three months ended June 30, 2018 and 2017, respectively, and 2.8% and 2.0% for the six months ended June 30, 2018 and 2017, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2018, the commitment fee was 15.0 basis points.

3.250% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Notes”). The proceeds were used to pay down amounts outstanding under the revolving credit facility. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026, (three months prior to the maturity date of the Notes), we may redeem some or all of the Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or a "make-whole" amount applicable to such Notes as described in the indenture governing the Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. On July 17, 2018, this loan was paid in full using borrowings under our revolving credit facility. The loan had a seven year term and maturity date of December 2019. The loan bore interest at one month LIBOR plus a margin of 1.50%, and allowed for prepayment without penalty. our As of June 30, 2018, December 31, 2017 and June 30, 2017, the outstanding balance on the loan was $39.0 million, $40.0 million and $41.0 million, respectively. The weighted average interest rate on the loan was 3.4% and 2.5% for the three months ended June 30, 2018 and 2017, respectively, and 3.2% and 2.4% for the six months ended June 30, 2018 and 2017, respectively.
Interest expense, net, was $8.6 million and $7.8 million for the three months ended June 30, 2018 and 2017, respectively, and 17.1 and $15.7 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2017 Form 10-K as updated in our Form 10-Q for the quarter ended June 30, 2018.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2017 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2017 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 to the notes to our consolidated financial statements, there were no significant changes to our critical accounting policies during the six months ended June 30, 2018.
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
During the first quarter of 2018, an unauthorized third party acquired data associated with our Connected Fitness users’ accounts for our MyFitnessPal application and website. Our investigation is ongoing, but indicates that approximately 150 million user accounts were affected by this issue.  The investigation indicates that the affected information included usernames, email addresses, and hashed passwords - the majority with the hashing function called bcrypt used to secure passwords.  In connection with this incident, a consumer class action lawsuit has been filed against, and we may face a number of legal claims by users of MyFitnessPal or investigations by government regulators and agencies.  While we believe our insurance will cover the material costs of any such matters, our expenses or losses associated with this data incident may exceed our expectations which may negatively impact our financial results.  In addition, we may be required to incur additional expense to further enhance our data security infrastructure.  We continue to undertake efforts to prevent any further unauthorized access to our systems, however we cannot assure that further incidents will not occur.  Furthermore, this data incident generated and may continue to generate negative publicity, and may negatively impact our brand image and reputation, particularly within our Connected Fitness business.  This could cause the size of our Connected Fitness community to decline and could negatively impact the results of operations for our Connected Fitness segment.
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
Date: August 2, 2018