Form 10-Q
period 2018-09-30
Under Armour, Inc.
filed 2018-11-05
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2018 there were 187,615,732 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 226,300,665 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Current assets
Cash and cash equivalents	$168,682	$312,483	$258,002
Accounts receivable, net	867,074	609,670	733,292
Inventories	1,173,115	1,158,548	1,180,653
Prepaid expenses and other current assets	378,159	256,978	284,895
Total current assets	2,587,030	2,337,679	2,456,842
Property and equipment, net	821,078	885,774	868,250
Goodwill	551,208	555,674	559,318
Intangible assets, net	43,792	46,995	48,646
Deferred income taxes	86,436	82,801	97,147
Other long term assets	137,625	97,444	100,162
Total assets	$4,227,169	$4,006,367	$4,130,365
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$75,000	$125,000	$270,000
Accounts payable	499,467	561,108	482,897
Accrued expenses	303,399	296,841	266,074
Customer refund liability	303,457	—	—
Current maturities of long term debt	25,000	27,000	27,000
Other current liabilities	93,416	50,426	54,455
Total current liabilities	1,299,739	1,060,375	1,100,426
Long term debt, net of current maturities	703,455	765,046	771,382
Other long term liabilities	218,054	162,304	157,861
Total liabilities	2,221,248	1,987,725	2,029,669
Commitments and contingencies (See Note 5)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2018, December 31, 2017 and September 30, 2017; 187,611,121 shares issued and outstanding as of September 30, 2018, 185,257,423 shares issued and outstanding as of December 31, 2017, and 185,128,757 shares issued and outstanding as of September 30, 2017.	62	61	61
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2018, December 31, 2017 and September 30, 2017.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2018, December 31, 2017 and September 30, 2017; 226,263,389 shares issued and outstanding as of September 30, 2018, 222,375,079 shares issued and outstanding as of December 31, 2017, and 222,050,824 shares issued and outstanding as of September 30, 2017.	75	74	74
Additional paid-in capital	915,449	872,266	864,920
Retained earnings	1,134,684	1,184,441	1,272,556
Accumulated other comprehensive loss	(44,360)	(38,211)	(36,926)
Total stockholders’ equity	2,005,921	2,018,642	2,100,696
Total liabilities and stockholders’ equity	$4,227,169	$4,006,367	$4,130,365
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$1,442,976	$1,408,991	$3,803,205	$3,620,028
Cost of goods sold	777,769	760,265	2,087,961	1,962,172
Gross profit	665,207	648,726	1,715,244	1,657,856
Selling, general and administrative expenses	527,640	501,548	1,594,893	1,504,828
Restructuring and impairment charges	18,601	84,998	134,920	88,097
Income (loss) from operations	118,966	62,180	(14,569)	64,931
Interest expense, net	(9,151)	(9,575)	(26,266)	(25,237)
Other expense, net	(4,294)	(1,069)	(9,475)	(1,383)
Income (loss) before income taxes	105,521	51,536	(50,310)	38,311
Income tax expense (benefit)	30,874	(2,706)	691	(1,349)
Income from equity method investment	619	—	481	—
Net income (loss)	$75,266	$54,242	$(50,520)	$39,660

Basic net income (loss) per share of Class A, B and C common stock	$0.17	$0.12	$(0.11)	$0.09
Diluted net income (loss) per share of Class A, B and C common stock	$0.17	$0.12	$(0.11)	$0.09

Weighted average common shares outstanding Class A, B and C common stock
Basic	447,070	441,275	444,931	440,360
Diluted	451,035	448,439	444,931	448,261
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$75,266	$54,242	$(50,520)	$39,660
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,042)	13,782	(16,861)	28,966
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $731 and $1,759 for the three months ended September 30, 2018 and 2017, respectively, and ($5,362) and $6,270 for the nine months ended September 30, 2018 and 2017, respectively.	(1,658)	(6,215)	15,677	(18,006)
Gain (loss) on intra-entity foreign currency transactions	(3,171)	2,539	(4,965)	4,257
Total other comprehensive income (loss)	(5,871)	10,106	(6,149)	15,217
Comprehensive income (loss)	$69,395	$64,348	$(56,669)	$54,877
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(50,520)	$39,660
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	135,029	128,488
Unrealized foreign currency exchange rate (gains) losses	9,350	(30,429)
Loss on disposal of property and equipment	3,378	1,518
Impairment charges	9,930	55,116
Amortization of bond premium	190	190
Stock-based compensation	32,445	34,409
Excess tax benefit (deficiency) from stock-based compensation arrangements	(3)	356
Deferred income taxes	(9,965)	42,705
Changes in reserves and allowances	(239,073)	43,793
Changes in operating assets and liabilities:
Accounts receivable	(23,846)	(138,267)
Inventories	(30,390)	(243,696)
Prepaid expenses and other assets	(97,519)	(23,195)
Other non-current assets	(1,596)	(12,554)
Accounts payable	(37,353)	86,481
Accrued expenses and other liabilities	113,297	75,526
Customer refund liability	304,685	—
Income taxes payable and receivable	778	(86,274)
Net cash provided by (used in) operating activities	118,817	(26,173)
Cash flows from investing activities
Purchases of property and equipment	(121,439)	(225,924)
Sale of property and equipment	11,285	—
Purchases of other assets	(4,861)	(1,648)
Purchase of equity method investment	(39,208)	—
Net cash used in investing activities	(154,223)	(227,572)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	465,000	665,000
Payments on long term debt and revolving credit facility	(580,000)	(415,250)
Employee taxes paid for shares withheld for income taxes	(2,743)	(2,586)
Proceeds from exercise of stock options and other stock issuances	10,739	9,717
Payments of debt financing costs	(11)	—
Other financing fees	306	—
Net cash provided by (used in) financing activities	(106,709)	256,881
Effect of exchange rate changes on cash, cash equivalents and restricted cash	520	7,416
Net increase (decrease) in cash, cash equivalents and restricted cash	(141,595)	10,552
Cash, cash equivalents and restricted cash
Beginning of period	318,135	252,725
End of period	$176,540	$263,277

Non-cash investing and financing activities
Change in accrual for property and equipment	(26,566)	(31,886)
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 (the “2017 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other portions thereof.
The Company identified an immaterial prior period error in the presentation of premium subscriptions in its Connected Fitness reporting segment. Subscription revenue was previously recorded net of any related commission.  Beginning in the first quarter of 2018, subscription revenue is recorded on a gross basis and the related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. The Company has revised the prior periods to be consistent with the current period's presentation resulting in an increase in net revenues and selling, general and administrative expense of $3.4 million and $8.8 million for the three and nine months ended September 30, 2017. For the year ended December 31, 2017, the Company will record additional net revenue and selling, general and administrative expense of $12.7 million. There is no impact in any period on income (loss) from operations. The Company concluded that the error was not material to any of its previously issued financial statements.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows.

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$168,682	$312,483	$258,002
Restricted cash	7,858	5,652	5,275
Total Cash, cash equivalents and restricted cash	$176,540	$318,135	$263,277
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition and collateral is not required. None of the Company's customers accounted for more than 10% of accounts receivable as of September 30, 2018. One of the Company's customers accounted for 12% and 13% of accounts receivable as of December 31, 2017 and September 30, 2017, respectively. For the nine months ended September 30, 2018 and September 30, 2017, no customer accounted for more than 10% of the Company's net revenues.
Sale of Accounts Receivable
In 2018, the Company entered into agreements with two financial institutions to sell selected accounts receivable on a recurring, non-recourse basis. Under each agreement, the Company may sell up to $150.0 million and $140.0 million, respectively, provided the accounts receivable of certain customers cannot be outstanding simultaneously with both institutions. Balances may remain outstanding at any point in time. The Company removes the sold accounts receivable from the consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institutions.
As of September 30, 2018, there were no amounts outstanding. The funding fee charged by the financial institutions is included in the other expense, net line item in the consolidated statement of operations.
Allowance for Doubtful Accounts
As of September 30, 2018, December 31, 2017, and September 30, 2017, the allowance for doubtful accounts was $24.0 million, $19.7 million and $13.1 million, respectively.
Revenue Recognition
The Company recognizes revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of net sales and license and Connected Fitness revenue. Net sales are recognized upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. Payment is due in full when title is transferred. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale, for example, at the Company’s brand and factory house stores. The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenue is primarily recognized based upon shipment of licensed products sold by the Company's licensees. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of income, and therefore do not impact net revenues or costs of goods sold.
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
Contract Liability
Contract liability consists of payments received in advance of revenue recognition for subscriptions for our Connected Fitness applications and is included in other liabilities on the Company's consolidated balance sheet. As of September 30, 2018, contract liability was $31.9 million. For the three and nine months ended September 30, 2018, the Company recognized $4.5 million and $19.7 million, respectively, of revenue that was previously included in contract liability as of December 31, 2017. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Practical Expedients and Policy Elections
The Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional promised service. Additionally, the Company has elected not to disclose certain information related to unsatisfied performance obligations for subscriptions for its Connected Fitness applications as they have an original expected length of one year or less.

Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $24.2 million and $25.5 million for the three months ended September 30, 2018 and 2017, respectively, and $70.2 million and $74.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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
As of September 30, 2018, the carrying value of the Company’s total investment in Dome was $52.4 million. The Company's proportionate share of Dome's net assets exceeded our total investment by $63.8 million and is not amortized. For the three and nine months ended September 30, 2018, the Company recorded the allocable share of Dome’s net income in its consolidated statements of operations and as an adjustment to the invested balance. The total allocable share of net income is not expected to be material for the year ending December 31, 2018.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $9.2 million for the three months ended September 30, 2018 and $22.9 million for the nine months ended September 30, 2018. As of September 30, 2018 the Company has $9.0 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's consolidated balance sheet.

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
Recently Issued Accounting Standards
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on the income of foreign corporations in excess of a deemed return on their tangible assets. The guidance indicates that, subject to an accounting policy election, tax on GILTI inclusions can be included in deferred taxes or treated as period costs. The Company will make its GILTI accounting policy election during the one-year measurement period as allowed by the SEC. The Company has not yet made an accounting policy election in regards to tax on GILTI inclusions and, in the interim, treats these as period costs.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an update that amends and simplifies certain aspects of hedge accounting rules to increase transparency of the impact of risk management activities in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The Company will adopt this ASU and related amendments on January 1, 2019 and expects to elect certain practical expedients permitted under the transition guidance. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is implementing new lease systems in connection with the adoption of this ASU. The Company has completed the design phase and is now in the testing phase of the lease system implementation. The Company expects the ASU to have a material impact on its consolidated balance sheet, however, the Company is still in the process of completing its analysis of the impact this ASU will have on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In November 2016, the FASB issued ASU 2016-18, which reduced diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions under this ASU on January 1, 2018 on a retrospective basis. This resulted in an increase in beginning of period and end of period cash and cash equivalents, and restricted cash of $2.3 million and $5.3 million, respectively, and an increase of $3.0 million to the cash flows from operating activities section to the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.
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
On the Company’s consolidated balance sheet, reserves for returns, allowances, discounts and markdowns will be included within customer refund liability, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns will be included within prepaid expenses and other current assets. On the Company’s consolidated statement of operations, certain costs associated with the Company’s customer support program for its wholesale customers will now be recorded in cost of goods sold.  Additionally, certain free of charge product offered with a purchase will be recorded in cost of goods sold. Previously, both of these costs were recorded in selling, general and administrative expenses. Had the Company not adopted the provisions under this ASU, its consolidated balance sheet as of September 30, 2018, its consolidated statement of operations for the three and nine months ended September 30, 2018, and its consolidated statement of cash flows for the nine months ended September 30, 2018 would have been presented as follows:

	September 30, 2018 (As Presented)	ASC 606 Adjustments	September 30, 2018 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$168,682	$—	$168,682
Accounts receivable, net	867,074	(224,936)	642,138
Inventories	1,173,115	5,045	1,178,160
Prepaid expenses and other current assets	378,159	(84,150)	294,009
Total current assets	2,587,030	(304,041)	2,282,989
Non-current assets	1,640,139	2,499	1,642,638
Total assets	$4,227,169	$(301,542)	$3,925,627
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$75,000	$—	$75,000
Accounts payable	499,467	—	499,467
Accrued expenses	303,399	—	303,399
Customer refund liability	303,457	(303,457)	—
Current maturities of long term debt	25,000	—	25,000
Other current liabilities	93,416	8,108	101,524
Total current liabilities	1,299,739	(295,349)	1,004,390
Non-current liabilities	921,509	—	921,509
Total liabilities	2,221,248	(295,349)	1,925,899
Stockholders’ equity	2,005,921	(6,193)	1,999,728
Total liabilities and stockholders’ equity	$4,227,169	$(301,542)	$3,925,627

	Three Months Ended September 30, 2018 (As Presented)	ASC 606 Adjustments	Three Months Ended September 30, 2018 (As Adjusted)	Nine Months Ended September 30, 2018 (As Presented)	ASC 606 Adjustments	Nine Months Ended September 30, 2018 (As Adjusted)
Net revenues	$1,442,976	$(4,468)	$1,438,508	$3,803,205	$(6,093)	$3,797,112
Cost of goods sold	777,769	(2,963)	774,806	2,087,961	(5,794)	2,082,167
Gross profit	665,207	(1,505)	663,702	1,715,244	(299)	1,714,945
Selling, general and administrative expenses	527,640	1,188	528,828	1,594,893	3,494	1,598,387
Restructuring and impairment charges	18,601	—	18,601	134,920	—	134,920
Income (loss) from operations	118,966	(2,693)	116,273	(14,569)	(3,793)	(18,362)
Interest expense, net	(9,151)	—	(9,151)	(26,266)	—	(26,266)
Other expense, net	(4,294)	—	(4,294)	(9,475)	—	(9,475)
Income (loss) before income taxes	105,521	(2,693)	102,828	(50,310)	(3,793)	(54,103)
Income tax benefit	30,874	(788)	30,086	691	(1,110)	(419)
Income from equity method investment	619	—	619	481	—	481
Net income (loss)	$75,266	$(1,905)	$73,361	$(50,520)	$(2,683)	$(53,203)

Basic net income (loss) per share of Class A, B and C common stock	$0.17	$(0.01)	$0.16	$(0.11)	$(0.01)	$(0.12)
Diluted net income (loss) per share of Class A, B and C common stock	$0.17	$(0.01)	$0.16	$(0.11)	$(0.01)	$(0.12)

	Nine Months Ended September 30, 2018 (As Presented)	ASC 606 Adjustments	Nine Months Ended September 30, 2018 (As Adjusted)
Cash flows from operating activities
Net income (loss)	$(50,520)	$(2,683)	$(53,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	135,029	—	135,029
Unrealized foreign currency exchange rate (gains) losses	9,350	—	9,350
Loss on disposal of property and equipment	3,378	—	3,378
Impairment charges	9,930	—	9,930
Amortization of bond premium	190	—	190
Stock-based compensation	32,445	—	32,445
Excess tax benefit (deficiency) from stock-based compensation arrangements	(3)	—	(3)
Deferred income taxes	(9,965)	1,110	(8,855)
Changes in reserves and allowances	(239,073)	219,781	(19,292)
Changes in operating assets and liabilities:
Accounts receivable	(23,846)	(3,207)	(27,053)
Inventories	(30,390)	2,299	(28,091)
Prepaid expenses and other assets	(97,519)	84,497	(13,022)
Other non-current assets	(1,596)	—	(1,596)
Accounts payable	(37,353)	—	(37,353)
Accrued expenses and other liabilities	113,297	2,888	116,185
Customer refund liability	304,685	(304,685)	—
Income taxes payable and receivable	778	—	778
Net cash provided by operating activities	118,817	—	118,817
Cash flows from investing activities
Net cash used in investing activities	(154,223)	—	(154,223)
Cash flows from financing activities
Net cash used in financing activities	(106,709)	—	(106,709)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	520	—	520
Net decrease in cash, cash equivalents and restricted cash	(141,595)	—	(141,595)
Cash, cash equivalents and restricted cash
Beginning of period	318,135	—	318,135
End of period	$176,540	$—	$176,540
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
2018 Restructuring Plan
On February 9, 2018, the Company's Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") pursuant to which approximately $110.0 to $130.0 million of pre-tax restructuring and related charges were expected to be incurred during the Company's 2018 fiscal year. Subsequently, the Company's Board of Directors approved increasing the size of the 2018 Restructuring Plan to a range of approximately $200.0 million to $220.0 million of pre-tax restructuring and related charges to be incurred in 2018.

These include:

•
Up to $165.0 million in cash charges, consisting of up to: $75.0 million in facility and lease terminations, $80.0 million in contract termination and other restructuring charges and $10.0 million in employee related costs; and,

•	Up to $55.0 million in non-cash charges comprised of approximately $20.0 million of inventory related charges and approximately $35.0 million of intangibles and other asset related impairments.
The summary of the costs incurred during the three and nine months ended September 30, 2018 in connection with the 2018 restructuring plans are as follows:

	Restructuring and Impairment Charges Incurred		Estimated Restructuring and Impairment Charges to be Incurred
(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ending December 31, 2018 (1)	Year Ending December 31, 2018 (1)
Costs recorded in cost of goods sold:
Inventory write-offs	$5,687	$19,101	$899	$20,000
Total costs recorded in cost of goods sold	5,687	19,101	899	20,000

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	271	12,235	17,465	29,700
Employee related costs	8,110	8,110	1,890	10,000
Other restructuring related costs	6,516	26,238	6,262	32,500
Contract exit costs	3,704	88,337	39,463	127,800
Total costs recorded in restructuring and impairment charges	18,601	134,920	65,080	200,000
Total restructuring, impairment and restructuring related costs	$24,288	$154,021	$65,979	$220,000
(1) Estimated restructuring and impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during 2018 in connection with the restructuring plan.

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 restructuring plans is as follows:

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2018	$4,555	$2,848	$3,000
Additions charged to expense	6,797	84,968	13,068
Cash payments charged against reserve	(906)	(13,315)	(10,633)
Changes in reserve estimate	(369)	463	(722)
Balance at September 30, 2018	$10,077	$74,964	$4,713
4. Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of September 30, 2018, there was $75.0 million outstanding under the revolving credit facility and $136.3 million of term loan borrowings outstanding. Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of September 30, 2018.
The credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions, as well as financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios. As of September 30, 2018, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans were 3.3% and 2.4% during the three months ended September 30, 2018 and 2017, respectively, and 3.1% and 2.2% for the nine months ended September 30, 2018 and 2017, respectively. The weighted average interest rate under the revolving credit facility borrowings were 3.3% and 2.4% during the three months ended September 30, 2018 and 2017, respectively, and 3.0% and 2.2% for the nine months ended September 30, 2018 and 2017, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2018, the commitment fee was 15.0 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. In July 2018, this loan was paid in full, without penalties, using borrowings under the Company's revolving credit facility. As of December 31, 2017 and September 30, 2017, the outstanding balance on the loan was $40.0 million and $40.5 million, respectively.
Interest expense, net, was $9.2 million and $9.6 million for the three months ended September 30, 2018 and 2017, respectively, and $26.3 million and $25.2 million for the nine months ended September 30, 2018, and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint.  On September 19, 2018, the Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. The lead plaintiff will have an opportunity to submit a further amended complaint with respect to the Exchange Act claims. The Company continues to believe that the claims previously asserted in the Consolidated Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	September 30, 2018			December 31, 2017			September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	$—	$11,592	$—	$—	$(6,818)	$—	$—	$(7,754)	$—
Interest rate swap contracts (see Note 8)	—	2,577	—	—	1,088	—	—	156	—
TOLI policies held by the Rabbi Trust	—	6,026	—	—	5,756	—	—	5,539	—
Deferred Compensation Plan obligations	—	(8,339)	—	—	(7,971)	—	—	(9,301)	—
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
As of September 30, 2018, December 31, 2017 and September 30, 2017, the fair value of the Company's Senior Notes was $529.7 million, $526.3 million and $557.3 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of September 30, 2018, December 31, 2017 and September 30, 2017. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
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
7. Performance Based Equity Compensation
Performance Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the nine months ended September 30, 2018, 0.8 million performance-based restricted stock units and 0.3 million performance-based stock options for shares of the Company's Class C common stock were awarded under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and options have weighted average grant date fair values of $15.46 and $6.91, respectively, and have vesting conditions tied to the achievement of an operating income target for 2018. Upon the achievement of the target, one fourth of the restricted stock units and options will vest each in February 2019, 2020, 2021 and 2022.
During 2017, the Company granted performance-based restricted stock units and options with vesting conditions tied to the achievement of certain combined annual revenue and operating income targets for 2017 and 2018. As of September 30, 2018, the Company deemed the achievement of these targets improbable. As such, no expense for these awards has been recorded during the three and nine ended September 30, 2018.
Warrants
The Company issued fully vested and non-forfeitable warrants to purchase 1.92 million shares of the Company's Class A Common Stock and 1.93 million shares of the Company’s Class C Common Stock to NFL Properties as partial consideration for footwear promotional rights which were recorded as an intangible asset in 2006. The warrants had a term of 12 years from the date of issuance and an exercise price of $4.66 per Class A share and $4.56 per Class C share. In August 2018, all of the warrants were exercised on a net exercise basis.
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
As of September 30, 2018, the aggregate notional value of the Company's outstanding foreign currency contracts was $667.6 million, which was comprised of Canadian Dollar/U.S. Dollar, Euro/U.S. Dollar, Yen/Euro, Mexican Peso/Euro and Pound Sterling/Euro currency pairs with contract maturities ranging from one to fourteen months. The Company enters into foreign currency contracts, certain of which are designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure.
The Company reclassified from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges $0.3 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively. The fair value of the Company's foreign currency contracts were assets of $11.6 million as of September 30, 2018 and were included in other current assets on the consolidated balance sheet. The fair values of the Company's foreign currency contracts were liabilities of $6.8 million and $7.8 million as of December 31, 2017 and September 30, 2017, respectively, and were included in other current liabilities on the consolidated balance sheet. Refer to Note 6 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Unrealized foreign currency exchange rate gains (losses)	$(3,801)	$1,035	$9,350	$30,429
Realized foreign currency exchange rate gains	6,185	3,221	7,222	865
Unrealized derivative gains (losses)	779	388	470	(838)
Realized derivative gains (losses)	1,836	(4,182)	(6,798)	(26,972)
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
As of September 30, 2018, the notional value of the Company's outstanding interest rate swap contracts was $122.5 million. During the three months ended September 30, 2018 and 2017, the Company recorded a $0.1 million decrease and $0.2 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. During the nine months ended September 30, 2018 and 2017, the Company recorded a $0.2 million decrease and $0.8 million increase in interest expense, respectively, representing the effective portion of the contract reclassified from accumulated other comprehensive income. The fair values of the interest rate swap contracts were assets of $2.6 million and $0.2 million, as of September 30, 2018 and September 30, 2017, respectively. The fair values of the interest rate swap contracts were liabilities of less than $156.0 thousand as of September 30, 2017 and were included in other long term liabilities on the consolidated balance sheet.
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
9. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were 29.3% and (5.3)% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 was higher than the effective tax rate for the three months ended September 30, 2017, primarily due to the year over year changes in forecasted pre-tax earnings and the application of the reduced federal income tax rate to losses in the United States. The effective tax rate increase was partially offset by certain valuation allowances recorded during the three months ended September 30, 2017 and the reduction in the Company’s liability for unrecognized tax benefits during the three months ended September 30, 2018.
The reduction in the total liability for unrecognized tax benefits recorded during the three months ended September 30, 2018 impacted the Company’s provision for income taxes by $9.7 million.

In October 2018, the Company completed an intercompany intangible asset sale, which is expected to have a material beneficial impact on the Company’s provision for income tax as of December 31, 2018.
Tax Act
In connection with the Tax Cuts and Jobs Acts (the “Tax Act”) enacted into law on December 22, 2017, the Company recorded certain provisional estimates as of December 31, 2017, associated with the one-time transition tax on indefinitely reinvested foreign earnings and the adjustment to its deferred tax assets and liabilities as a result of the reduction in the corporate income tax rate. The Company expects to make periodic updates to these estimates in accordance with the one year measurement-period. Changes in estimates to these provisions are reflected in income tax expense in the period in which the Company makes such determination. As the Company is continuing to review all information and collect and prepare necessary data to finalize these estimates, the Company’s provisional estimates are not complete as of September 30, 2018.
The Company recorded a measurement-period adjustment of $8.4 million during the three months ended September 30, 2018 as an increase to the one-time transition tax on indefinitely reinvested foreign earnings.
The Company recorded a measurement-period adjustment of $6.8 million and $10.6 million during the three and nine months ended September 30, 2018 respectively, as a reduction in its provisional estimate for the adjustments to its recorded deferred tax assets and liabilities in connection with the reduction in the corporate tax rate.
Valuation Allowance
The Company evaluates on a quarterly basis whether the deferred tax assets are realizable which requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company's deferred tax assets, which increase income tax expense in the period when such a determination is made.
As noted in the Company's Annual Report on Form 10-K, a significant portion of the Company's deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to the Company's challenged U.S. results the Company incurred significant net operating losses in these jurisdictions in 2017 and continued losses during the nine months ended September 30, 2018. The Company continues to believe, as of September 30, 2018, that the weight of the positive evidence outweighs the negative evidence, regarding the realization of the majority of the net deferred tax assets related to U.S. federal and state taxing jurisdictions. However, as of September 30, 2018 and consistent with prior periods, valuation allowances have been recorded against select U.S. State and foreign net operating losses.
10. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income (loss)	$75,266	$54,242	$(50,520)	$39,660
Denominator
Weighted average common shares outstanding Class A, B and C	447,070	441,275	444,931	440,360
Effect of dilutive securities Class A, B, and C	3,965	7,164	—	7,901
Weighted average common shares and dilutive securities outstanding Class A, B, and C	451,035	448,439	444,931	448,261

Basic net income (loss) per share of Class A, B and C common stock	$0.17	$0.12	$(0.11)	$0.09
Diluted net income (loss) per share of Class A, B and C common stock	$0.17	$0.12	$(0.11)	$0.09

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 1.3 million and 4.3 million shares of Class A and C common stock outstanding for the three months ended September 30, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Stock options and restricted stock units representing 4.4 million shares of Class A and C common stock outstanding for the nine months ended September 30, 2017 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the nine months ended September 30, 2018, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net revenues
North America	$1,059,535	$1,077,088	$2,770,463	$2,778,165
EMEA	147,594	127,932	410,427	334,683
Asia-Pacific	149,388	130,320	390,647	309,712
Latin America	54,299	46,887	141,570	123,342
Connected Fitness	32,160	26,764	90,098	74,126
Total net revenues	$1,442,976	$1,408,991	$3,803,205	$3,620,028

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Operating income (loss)
North America	$77,465	$65,827	$(59,221)	$64,124
EMEA	15,548	16,977	1,766	13,990
Asia-Pacific	33,851	34,173	73,749	69,050
Latin America	(9,806)	(10,223)	(37,467)	(26,175)
Connected Fitness	1,908	(44,574)	6,604	(56,058)
Total operating income (loss)	118,966	62,180	(14,569)	64,931
Interest expense, net	(9,151)	(9,575)	(26,266)	(25,237)
Other expense, net	(4,294)	(1,069)	(9,475)	(1,383)
Income (loss) before income taxes	$105,521	$51,536	$(50,310)	$38,311

Charges incurred by segment in connection with the 2018 and 2017 restructuring plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018 (1)	2017 (1)	2018 (1)	2017 (1)
Costs recorded in restructuring and impairment charges:
North America	$16,220	$30,965	$112,686	$33,563
EMEA	403	184	8,993	184
Asia-Pacific	20	—	20	—
Latin America	1,780	6,039	13,043	6,540
Connected Fitness	178	47,810	178	47,810
Total costs recorded in restructuring and impairment charges	$18,601	$84,998	$134,920	$88,097

(1) This table excludes additional non-cash charges of $5.7 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively, and $19.1 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Charges incurred and expected to be incurred by segment in connection with the 2018 restructuring plan are as follows:

	Costs Incurred	Estimated Costs to be Incurred
(In thousands)	Nine Months Ended September 30, 2018 (1)	Three Months Ending December 31, 2018 (1)	Year Ending December 31, 2018 (1)
Costs recorded in restructuring and impairment charges:
North America	$112,686	$38,983	$151,669
EMEA	8,993	10,797	19,790
Asia-Pacific	20	480	500
Latin America	13,043	14,820	27,863
Connected Fitness	178	—	178
Total costs recorded in restructuring and impairment charges	$134,920	$65,080	$200,000

(1) This table excludes additional non-cash charges of $19.1 million for the nine months ended September 30, 2018, and estimated non-cash charges of $0.9 million for the three months ending December 31, 2018 associated with the reduction of inventory outside of current liquidation channels in line with the 2018 restructuring plan.

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net Revenues
Apparel	$978,411	$939,364	$2,491,980	$2,335,454
Footwear	284,856	285,052	828,001	791,637
Accessories	116,186	123,487	314,250	335,172
Total net sales	1,379,453	1,347,903	3,634,231	3,462,263
License revenues	31,363	34,324	78,876	83,639
Connected Fitness	32,160	26,764	90,098	74,126
Total net revenues	$1,442,976	$1,408,991	$3,803,205	$3,620,028

Net revenues by distribution channel are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net Revenues
Wholesale	$914,179	$880,101	$2,403,179	$2,307,370
Direct to Consumer	465,274	467,802	1,231,052	1,154,893
Net Sales	1,379,453	1,347,903	3,634,231	3,462,263
Licensing	31,363	34,324	78,876	83,639
Connected Fitness	32,160	26,764	90,098	74,126
Total net revenues	$1,442,976	$1,408,991	$3,803,205	$3,620,028
12. Subsequent Events
On October 1, 2018, the Company sold its Brazilian subsidiary within the Company's Latin America segment. In connection with this sale, the Company entered into a license and distribution agreement with the buyer who will continue to sell the Company's products in Brazil. The Company's Brazil business represented less than 1% of the Company’s net revenue and was not considered material to the Company's consolidated results of operations. In addition, the closing of this transaction is not expected to have a material impact on projected future cash flows for the Latin America segment. As of September 30, 2018, assets of $31.6 million and liabilities of $3.2 million associated with this sale are classified as assets and liabilities held for sale. The amounts are recorded within the prepaid expenses and other current assets and other current liabilities line items, respectively within the Company's consolidated balance sheet.

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) (our “2017 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	changes in general economic or market conditions that could affect overall consumer spending or our industry;

•	changes to the financial health of our customers;

•	our ability to successfully execute our long-term strategies;

•	our ability to successfully execute any restructuring plans and realize expected benefits;

•	our ability to effectively drive operational efficiency in our business;

•	our ability to manage the increasingly complex operations of our global business;

•	our ability to comply with existing trade and other regulations, and the potential impact of new trade, tariff and tax regulations on our profitability;

•	our ability to effectively develop and launch new, innovative and updated products;

•	our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;

•	any disruptions, delays or deficiencies in the design, implementation or application of our new global operating and financial reporting information technology system;

•	increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;

•	fluctuations in the costs of our products;

•	loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;

•	our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;

•	our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;

•	our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;

•	risks related to foreign currency exchange rate fluctuations;

•	our ability to effectively market and maintain a positive brand image;

•	the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;

•	risks related to data security or privacy breaches, including the 2018 data security issue related to our Connected Fitness business;
•our ability to raise additional capital required to grow our business on terms acceptable to us;

•	our potential exposure to litigation and other proceedings; and

•	our ability to attract key talent and retain the services of our senior management and key employees.
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
Our net revenues grew to $4,989.2 million in 2017 from $2,332.1 million in 2013. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels and international expansion. While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
Financial highlights for the three months ended September 30, 2018 as compared to the prior year period include:

•	Net revenues increased 2.4%.

•	Wholesale revenue increased 3.9% and direct-to-consumer revenue decreased 0.5%.

•	Apparel revenue increased 4.2%, while footwear and accessories revenue decreased 0.1% and 5.9%, respectively.

•	Revenue in our North America segment decreased 1.6%, while revenue in our Asia-Pacific, EMEA and Latin America segments increased 14.6%, 15.4% and 15.8%, respectively.

•	Selling, general and administrative expense increased 5.2%.

•	Gross margin increased 10 basis points.
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
2018 Restructuring
On February 9, 2018, our Board of Directors approved an additional restructuring plan (the "2018 restructuring plan") pursuant to which approximately $110.0 to $130.0 million of pre-tax restructuring and related charges were expected to be incurred during the 2018 fiscal year. Subsequently, our Board of Directors approved increases to the 2018 Restructuring Plan, which ranges from approximately $200.0 million to $220.0 million of pre-tax restructuring and related charges to be incurred in 2018. These include:

•
Up to $165.0 million in cash charges, consisting of up to: $75.0 million in facility and lease terminations and $80.0 million in contract termination and other restructuring charges and $10.0 million in employee related costs; and,

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $24.2 million and $25.5 million for the three months ended September 30, 2018 and 2017, respectively, and $70.2 million and $74.5 million for the nine months ended September 30, 2018 and 2017.
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

Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net revenues	$1,442,976	$1,408,991	$3,803,205	$3,620,028
Cost of goods sold	777,769	760,265	2,087,961	1,962,172
Gross profit	665,207	648,726	1,715,244	1,657,856
Selling, general and administrative expenses	527,640	501,548	1,594,893	1,504,828
Restructuring and impairment charges	18,601	84,998	134,920	88,097
Income (loss) from operations	118,966	62,180	(14,569)	64,931
Interest expense, net	(9,151)	(9,575)	(26,266)	(25,237)
Other expense, net	(4,294)	(1,069)	(9,475)	(1,383)
Income (loss) before income taxes	105,521	51,536	(50,310)	38,311
Income tax expense (benefit)	30,874	(2,706)	691	(1,349)
Income from equity method investment	619	—	481	—
Net income (loss)	$75,266	$54,242	$(50,520)	$39,660

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.9%	54.0%	54.9%	54.2%
Gross profit	46.1%	46.0%	45.1%	45.8%
Selling, general and administrative expenses	36.6%	35.6%	41.9%	41.6%
Restructuring and impairment charges	1.3%	6.0%	3.5%	2.4%
Income (loss) from operations	8.2%	4.4%	(0.4)%	1.8%
Interest expense, net	(0.6)%	(0.7)%	(0.7)%	(0.7)%
Other expense, net	(0.3)%	(0.1)%	(0.2)%	—%
Income (loss) before income taxes	7.3%	3.6%	(1.3)%	1.1%
Income tax expense (benefit)	2.1%	(0.2)%	—%	—%
Income from equity method investment	—%	—%	—%	—%
Net income (loss)	5.2%	3.8%	(1.3)%	1.1%

Consolidated Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net revenues increased $34.0 million, or 2.4%, to $1,443.0 million for the three months ended September 30, 2018 from $1,409.0 million during the same period in 2017. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2018	2017
Apparel	$978,411	$939,364
Footwear	284,856	285,052
Accessories	116,186	123,487
Total net sales	1,379,453	1,347,903
License revenues	31,363	34,324
Connected Fitness	32,160	26,764
Total net revenues	$1,442,976	$1,408,991

The increase in net sales was driven by apparel unit sales growth in our training, golf, and team sports categories. The increase was partially offset by unit sales decline in accessories driven by outdoor and training.
License revenues decreased $3.0 million, or 8.6%, to $31.4 million for the three months ended September 30, 2018 from $34.3 million during the same period in 2017 driven primarily by decreased revenue from our licensing partners in North America due to softer demand.
Connected Fitness revenue increased $5.4 million, or 20.2%, to $32.2 million for the three months ended September 30, 2018 from $26.8 million during the same period in 2017, primarily driven by increases in new subscription revenue.
Gross profit increased $16.5 million to $665.2 million for the three months ended September 30, 2018 from $648.7 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, increased 10 basis points to 46.1% for the three months ended September 30, 2018 compared to 46.0% during the same period in 2017. The increase in gross margin percentage was primarily driven by the following:

•	approximate 70 basis point increase driven by improvements in product costs and lower promotions; and

•	approximate 20 basis point increase driven by a higher proportion of Connected Fitness revenue.
The above increase was offset by:

•	approximate 40 basis point decrease driven by restructuring and impairment charges; and

•	approximate 40 basis point decrease driven by channel mix.
We expect benefits from product costs, lower planned promotional activity and channel mix for the remainder of the year.
Selling, general and administrative expenses increased $26.1 million, or 5.2%, to $527.6 million for the three months ended September 30, 2018 from $501.5 million for the same period in 2017. Within selling, general and administrative expense:

•
Marketing costs decreased $16.1 million to $127.8 million for the three months ended September 30, 2018 from $143.9 million for the same period in 2017. As a percentage of net revenues, marketing costs decreased to 8.9% for the three months ended September 30, 2018 from 10.2% for the same period in 2017.

•
Other costs increased $42.3 million to $399.9 million for the three months ended September 30, 2018 from $357.6 million for the same period in 2017. This increase was driven primarily by the reversal of incentive compensation accruals recorded in the same period in 2017 and higher costs related to the continued expansion of our direct-to-consumer and international businesses. As a percentage of net revenues, other costs increased to 27.7% for the three months ended September 30, 2018 from 25.4% for the same period in 2017.

As a percentage of net revenues, selling, general and administrative expenses increased to 36.6% for the three months ended September 30, 2018 compared to 35.6% for the same period in 2017.
Income from operations increased $56.8 million to $119.0 million for the three months ended September 30, 2018 from $62.2 million for the same period in 2017. Income from operations for the three months ended September 30, 2018 was negatively impacted by $24.3 million of restructuring, impairment and restructuring related charges, as compared to $88.6 million of restructuring, impairment and restructuring related charges for the same period in 2017.
Interest expense, net decreased $0.4 million to $9.2 million for the three months ended September 30, 2018 from $9.6 million for the same period in 2017.
Other expense, net increased $3.2 million to $4.3 million for the three months ended September 30, 2018 from $1.1 million for the same period in 2017.
Provision for income taxes increased $33.6 million to an expense of $30.9 million during the three months ended September 30, 2018 from a benefit of $2.7 million during the same period in 2017. For the three months ended September 30, 2018, our effective tax rate was 29.3% compared to (5.3)% for the same period in 2017. The effective tax rate for the three months ended September 30, 2018 was higher than the effective tax rate for the three months ended September 30, 2017, primarily due to the year over year changes in forecasted pre-tax earnings and the application of the reduced federal income tax rate to losses in the United States. The effective tax rate increase was partially offset by certain valuation allowances recorded during the three months ended September 30, 2017 and the release of tax reserves during the three months ended September 30, 2018.
On October 18, 2018, the Company completed an intercompany intangible asset sale, which is expected to have a material beneficial impact on the Company’s provision for income tax as of December 31, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net revenues increased $183.2 million, or 5.1%, to $3,803.2 million for the nine months ended September 30, 2018 from $3,620.0 million during the same period in 2017. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Apparel	$2,491,980	$2,335,454
Footwear	828,001	791,637
Accessories	314,250	335,172
Total net sales	3,634,231	3,462,263
License revenues	78,876	83,639
Connected Fitness	90,098	74,126
Total net revenues	$3,803,205	$3,620,028

The increase in net sales was driven primarily by:

•	Apparel unit sales growth in multiple categories led by training, golf, and team sports.

•	Footwear unit sales growth in multiple categories led by training, running and golf.
The above increases were partially offset by accessories unit sales decline in training and outdoor.
License revenues decreased $4.8 million, or 5.7%, to $78.9 million for the nine months ended September 30, 2018 from $83.6 million during the same period in 2017 driven primarily by decreased revenue from our licensing partners in North America due to softer demand.
Connected Fitness revenue increased $16.0 million, or 21.5%, to $90.1 million for the nine months ended September 30, 2018 from $74.1 million during the same period in 2017, primarily driven by increases in new subscription revenue and advertising revenue.
Gross profit increased $57.4 million to $1,715.2 million for the nine months ended September 30, 2018 from $1,657.9 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased 70 basis points to 45.1% for the nine months ended September 30, 2018 compared to 45.8% during the same period in 2017. The decrease in gross margin percentage was primarily driven by the following:

•	approximate 110 basis point decrease driven by channel mix due to a higher composition of sales to liquidation partners; and

•	approximate 50 basis point decrease driven by disposition of inventory related to our 2018 restructuring plan.
The above decreases were partially offset by:

•	approximate 40 basis point increase driven by improvements in product costs and lower promotions;

•	approximate 30 basis point increase driven by changes in foreign currency; and

•	approximate 10 basis point increase driven by a higher proportion of Connected Fitness revenue.
We expect benefits from product costs, lower planned promotional activity and channel mix for the remainder of the year.
Selling, general and administrative expenses increased $90.1 million, or 6.0%, to $1,594.9 million for the nine months ended September 30, 2018 from $1,504.8 million for the same period in 2017. Within selling, general and administrative expense:

•
Marketing costs decreased $12.3 million to $396.0 million for the nine months ended September 30, 2018 from $408.3 million for the same period in 2017. As a percentage of net revenues, marketing costs decreased to 10.4% for the nine months ended September 30, 2018 from 11.3% for the same period in 2017.

•
Other costs increased $102.4 million to $1,198.9 million for the nine months ended September 30, 2018 from $1,096.5 million for the same period in 2017. This increase was driven primarily by higher incentive compensation and higher costs related to the continued expansion of our direct-to-consumer, footwear and international businesses. As a percentage of net revenues, other costs increased to 31.5% for the nine months ended September 30, 2018 from 30.3% for the same period in 2017.

As a percentage of net revenues, selling, general and administrative expenses increased to 41.9% for the nine months ended September 30, 2018 compared to 41.6% for the same period in 2017.
Income (loss) from operations decreased $79.5 million to a loss of $14.6 million for the nine months ended September 30, 2018 from income of $64.9 million for the same period in 2017. Loss from operations for the nine months ended September 30, 2018 was negatively impacted by $154.0 million of restructuring, impairment and restructuring related charges, as compared to $91.7 million of restructuring, impairment and restructuring related charges for the same period in 2017.
Interest expense, net increased $1.0 million to $26.3 million for the nine months ended September 30, 2018 from $25.2 million for the same period in 2017.
Other expense, net increased $8.1 million to $9.5 million for the nine months ended September 30, 2018 from $1.4 million for the same period in 2017.
Provision for income taxes increased $2.0 million to an expense of $0.7 million during the nine months ended September 30, 2018 from a benefit of $1.3 million during the same period in 2017. For the nine months ended September 30, 2018, our effective tax rate was (1.4)% compared to (3.5)% for the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 was higher than the effective tax rate for the nine months ended September 30, 2017, primarily due to the year over year changes in forecasted pre-tax earnings, the application of the reduced federal income tax rate to losses in the United States, and an increase in certain foreign valuation allowances for the nine months ended September 30, 3018. The effective tax rate increase was partially offset by certain valuation allowances recorded during the three months ended September 30, 2017 and the release of tax reserves during the nine months ended September 30, 2018.
On October 18, 2018, the Company completed an intercompany intangible asset sale, which is expected to have a material beneficial impact on the Company’s provision for income tax as of December 31, 2018.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables. The majority of corporate expenses within North America have not been allocated to our other segments.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net revenues by segment are summarized below:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$1,059,535	$1,077,088	$(17,553)	(1.6)%
EMEA	147,594	127,932	19,662	15.4%
Asia-Pacific	149,388	130,320	19,068	14.6%
Latin America	54,299	46,887	7,412	15.8%
Connected Fitness	32,160	26,764	5,396	20.2%
Total net revenues	$1,442,976	$1,408,991	$33,985	2.4%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $17.6 million to $1,059.5 million for the three months ended September 30, 2018 from $1,077.1 million for the same period in 2017 primarily due to a decline within our direct-to-consumer channel.

•
Net revenues in our EMEA operating segment increased $19.7 million to $147.6 million for the three months ended September 30, 2018 from $127.9 million for the same period in 2017 primarily due to growth across wholesale and direct-to-consumer channels and particular strength in the United Kingdom and Italy.

•
Net revenues in our Asia-Pacific operating segment increased $19.1 million to $149.4 million for the three months ended September 30, 2018 from $130.3 million for the same period in 2017 primarily due to wholesale and direct-to-consumer growth and continued strength in China.

•
Net revenues in our Latin America operating segment increased $7.4 million to $54.3 million for the three months ended September 30, 2018 from $46.9 million for the same period in 2017 primarily due to growth in our wholesale channel, partially offset by foreign currency impacts.

•
Net revenues in our Connected Fitness operating segment increased $5.4 million to $32.2 million from $26.8 million for the same period in 2017 primarily driven by an increase in new subscription revenue.

Operating income (loss) by segment is summarized below:

	Three Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$77,465	$65,827	$11,638	17.7%
EMEA	15,548	16,977	(1,429)	(8.4)%
Asia-Pacific	33,851	34,173	(322)	(0.9)%
Latin America	(9,806)	(10,223)	417	4.1%
Connected Fitness	1,908	(44,574)	46,482	104.3%
Total operating income	$118,966	$62,180	$56,786	91.3%

The increase in total operating income was driven by the following:

•
Operating income in our North America operating segment increased $11.6 million to $77.5 million for the three months ended September 30, 2018 from $65.8 million for the same period in 2017 primarily driven by a $14.7 million decrease in restructuring and impairment charges.

•
Operating income in our EMEA operating segment decreased $1.4 million to $15.5 million for the three months ended September 30, 2018 from $17.0 million for the same period in 2017 primarily driven by lower margin sales and higher incentive compensation.

•
Operating income in our Asia-Pacific operating segment decreased $0.3 million to $33.9 million for the three months ended September 30, 2018 from $34.2 million for the same period in 2017 primarily due to investments in our direct-to-consumer business. The decrease was offset by the sales growth discussed above.

•
Operating loss in our Latin America operating segment decreased $0.4 million to $9.8 million for the three months ended September 30, 2018 from $10.2 million for the same period in 2017 was primarily driven by the increase in net sales discussed above. This increase was offset by an increase restructuring related charges recorded through cost of goods sold.

•
Operating loss in our Connected Fitness segment decreased $46.5 million to income of $1.9 million for the three months ended September 30, 2018 from a loss of $44.6 million for the same period in 2017 primarily driven by $47.6 million of lower restructuring and impairment charges.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net revenues by segment are summarized below:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$2,770,463	$2,778,165	$(7,702)	(0.3)%
EMEA	410,427	334,683	75,744	22.6%
Asia-Pacific	390,647	309,712	80,935	26.1%
Latin America	141,570	123,342	18,228	14.8%
Connected Fitness	90,098	74,126	15,972	21.5%
Total net revenues	$3,803,205	$3,620,028	$183,177	5.1%
The increase in total net revenues was driven by the following:

•
Net revenues in our North America operating segment decreased $7.7 million to $2,770.5 million for the nine months ended September 30, 2018 from $2,778.2 million for the same period in 2017 primarily due to lower demand offset by increased off-price sales within our wholesale channel.

•
Net revenues in our EMEA operating segment increased $75.7 million to $410.4 million for the nine months ended September 30, 2018 from $334.7 million for the same period in 2017 primarily due to growth across wholesale and direct-to-consumer channels and particular strength in the United Kingdom, Italy and Spain.

•
Net revenues in our Asia-Pacific operating segment increased $80.9 million to $390.6 million for the nine months ended September 30, 2018 from $309.7 million for the same period in 2017 primarily due to wholesale and direct-to-consumer growth, and continued strength in China, Korea and Australia.

•
Net revenues in our Latin America operating segment increased $18.2 million to $141.6 million for the nine months ended September 30, 2018 from $123.3 million for the same period in 2017 primarily due to growth in our wholesale and direct-to-consumer channels.

•
Net revenues in our Connected Fitness operating segment increased $16.0 million to $90.1 million from $74.1 million for the same period in 2017 primarily driven by an increase in new subscription revenue and advertising revenue.

Operating income (loss) by segment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change
North America	$(59,221)	$64,124	$(123,345)	(192.4)%
EMEA	1,766	13,990	(12,224)	(87.4)%
Asia-Pacific	73,749	69,050	4,699	6.8%
Latin America	(37,467)	(26,175)	(11,292)	(43.1)%
Connected Fitness	6,604	(56,058)	62,662	111.8%
Total operating income (loss)	$(14,569)	$64,931	$(79,500)	(122.4)%

The decrease in total operating income was driven by the following:

•
Operating income in our North America operating segment decreased $123.3 million to a $59.2 million operating loss for the nine months ended September 30, 2018 from $64.1 million of operating income for the same period in 2017 primarily driven by $79.1 million of higher restructuring and impairment charges and decreases in net sales discussed above.

•
Operating income in our EMEA operating segment decreased $12.2 million to $1.8 million for the nine months ended September 30, 2018 from $14.0 million for the same period in 2017 primarily due to $8.8 million of higher restructuring and impairment charges, along with a reserve related to a commercial dispute. The decrease is partially offset by the increase in net sales discussed above.

•
Operating income in our Asia-Pacific operating segment increased $4.7 million to $73.7 million for the nine months ended September 30, 2018 from $69.1 million for the same period in 2017 primarily due to the sales growth discussed above. The increase is partially offset by investments in our direct to consumer business.

•
Operating loss in our Latin America operating segment increased $11.3 million to $37.5 million for the nine months ended September 30, 2018 from $26.2 million for the same period in 2017 primarily driven by $15.8 million of higher restructuring, impairment and restructuring related charges, partially offset by lower marketing costs.

•
Operating loss in our Connected Fitness segment decreased $62.7 million to income of $6.6 million for the nine months ended September 30, 2018 from a loss of $56.1 million for the same period in 2017 primarily driven by $47.6 million of lower restructuring and impairment charges.

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

We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of September 30, 2018, we had $1.18 billion of remaining availability under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$118,817	$(26,173)
Investing activities	(154,223)	(227,572)
Financing activities	(106,709)	256,881
Effect of exchange rate changes on cash and cash equivalents	520	7,416
Net increase (decrease) in cash and cash equivalents	$(141,595)	$10,552
Operating Activities
Operating activities consist primarily of net income (loss) adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, losses on disposals of property and equipment, impairment charges, stock-based compensation, excess tax benefits from stock-based compensation arrangements, deferred income taxes and changes in reserves and allowances. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.
Cash provided by operating activities increased $145.0 million to $118.8 million for the nine months ended September 30, 2018 from $26.2 million of cash used in operating activities during the same period in 2017. The increase in cash provided by operating activities was due to a decrease in net cash outflows from reserves and allowances and operating assets and liabilities of $287.2 million offset by an increase in net loss adjusted for non-cash items of $38.2 million.
Investing Activities
Cash used in investing activities decreased $73.3 million to $154.2 million for the nine months ended September 30, 2018 from $227.6 million for the same period in 2017, primarily due to lower capital expenditures, partially offset by the purchase of equity method investments.
Capital expenditures for the full year 2018 are expected to be approximately $175.0 million, comprised primarily of investments in our retail stores and global wholesale fixtures.
Financing Activities
Cash provided by financing activities decreased $363.6 million to a use of $106.7 million for the nine months ended September 30, 2018 from $256.9 million of cash provided by financing activities during the same period in 2017. This decrease was primarily due to lower borrowings on our revolving credit facility.
Capital Resources
Credit Facility
We are party to a credit agreement that provides revolving credit commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of September 30, 2018 there was $75.0 million outstanding under the revolving credit facility and $136.3 million of term loan borrowings outstanding.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.

The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.5 million of letters of credit outstanding as of September 30, 2018.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). In February 2018, we amended the credit agreement to amend the definition of consolidated EBITDA, and to provide that our trailing four-quarter consolidated leverage ratio may not exceed 3.75 to 1.00 for the four quarters ending June 30, 2018, and 4.00 to 1.00 for the four quarters ending September 30, 3018. Beginning with the four quarters ending December 31, 2018 and thereafter, the consolidated leverage ratio requirement will return to 3.25 to 1.00. As of September 30, 2018, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for alternate base rate loans. The weighted average interest rates under the outstanding term loans were 3.3% and 2.4% during the three months ended September 30, 2018 and 2017, respectively, and 3.1% and 2.2% for the nine months ended September 30, 2018 and 2017, respectively. The weighted average interest rate under the revolving credit facility borrowings were 3.3% and 2.4% during the three months ended September 30, 2018 and 2017, respectively, and 3.0% and 2.2% for the nine months ended September 30, 2018 and 2017, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2018, the commitment fee was 15.0 basis points.

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
Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. In July 2018, this loan was paid in full using borrowings under our revolving credit facility. As of December 31, 2017 and September 30, 2017, the outstanding balance on the loan was $40.0 million and $40.5 million, respectively.
Interest expense, net, was $9.2 million and $9.6 million for the three months ended September 30, 2018 and 2017, respectively, and $26.3 million and $25.2 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2017 Form 10-K as updated in our Form 10-Q for the quarter ended September 30, 2018.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2017 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2017 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 to the notes to our consolidated financial statements, there were no significant changes to our critical accounting policies during the nine months ended September 30, 2018.
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
During the first quarter of 2018, an unauthorized third party acquired data associated with our Connected Fitness users’ accounts for our MyFitnessPal application and website. Our investigation is ongoing, but indicates that approximately 150 million user accounts were affected by this issue.  The investigation indicates that the affected information included usernames, email addresses, and hashed passwords - the majority with the hashing function called bcrypt used to secure passwords.  In connection with this incident, a consumer class action lawsuit has been filed against us, and we may face a number of legal claims by users of MyFitnessPal or investigations by government regulators and agencies.  While we believe our insurance will cover the material costs of any such matters, our expenses or losses associated with this data incident may exceed our expectations which may negatively impact our financial results.  In addition, we may be required to incur additional expense to further enhance our data security infrastructure.  We continue to undertake efforts to prevent any further unauthorized access to our systems, however we cannot assure that further incidents will not occur.  Furthermore, this data incident generated and may continue to generate negative publicity, and may negatively impact our brand image and reputation, particularly within our Connected Fitness business.  This could cause the size of our Connected Fitness community to decline and could negatively impact the results of operations for our Connected Fitness segment.
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
Date: November 5, 2018