Form 10-K
period 2018-12-31
Under Armour, Inc.
filed 2019-02-25
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-33202
______________________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☑    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $4,163,565,041 and $4,673,904,814, respectively.

As of January 31, 2019, there were 187,788,898 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 226,515,394 shares of Class C Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2019 are incorporated by reference in Part III of this Form 10-K.

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
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and websites. In addition, we generate net revenues through product licensing and digital fitness subscriptions and digital advertising on our Connected Fitness applications. A large majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe.
We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct to consumer sales channel and expansion in international markets. Our digital strategy is focused on supporting these long term objectives, emphasizing the connection and engagement with our consumers through multiple digital touch points, including through our Connected Fitness business.
We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR® and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and our subsidiaries. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2018, sales of apparel, footwear and accessories represented 67%, 20% and 8% of net revenues, respectively. Licensing arrangements and revenue from our Connected Fitness business represented the remaining 5% of net revenues. Refer to Note 16 to the Consolidated Financial Statements for net revenues by product.
Apparel
Our apparel is offered in a variety of styles and fits intended to enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised with a variety of innovative techniques and gearlines. Our primary gearlines are marketed to tell a very simple story about our highly technical products and extend across the sporting goods, outdoor and active lifestyle markets. We market our apparel for consumers to choose HEATGEAR® when it is hot and COLDGEAR® when it is cold. Within each gearline our apparel comes in three primary fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed).
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
Footwear
Our footwear offerings include running, basketball, cleated, slides and performance training, sportstyle, and outdoor footwear. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with innovative technologies including UA HOVR™, Anafoam™, UA Clutch Fit® and Charged Cushioning®, which provide stabilization, directional cushioning and moisture management engineered to maximize the athlete’s comfort and control.
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags and headwear. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.
Connected Fitness
We offer digital fitness subscriptions, along with digital advertising through our MapMyFitness, MyFitnessPal and Endomondo platforms. Our MapMyFitness platform includes applications, such as MapMyRun and MapMyRide.
License
We have agreements with licensees to develop certain Under Armour apparel, accessories and equipment. In order to maintain consistent quality and performance, our product, marketing, sales and quality assurance teams are involved in substantially all steps of the design and go to market process in order to maintain brand and compliance standards and consistency. During 2018, our licensees offered collegiate, National Football League ("NFL") and National Basketball Association ("NBA") apparel and accessories, baby and youth apparel, team uniforms, socks, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality similar to our other product offerings.

Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness, and training activities and as part of an active lifestyle. We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
Sports Marketing
Our marketing and promotion strategy begins with providing and selling our products to high-performing athletes and teams at the high school, collegiate and professional levels. We execute this strategy through outfitting agreements, professional, club, and collegiate sponsorship, individual athlete and influencer agreements and by providing and selling our products directly to team equipment managers and to individual athletes. We also seek to sponsor and host consumer events to drive awareness and brand authenticity from a grassroots level by hosting combines, camps and clinics for young athletes in many sports. As a result, our products are seen on the field and on the court, and by various consumer audiences through the internet, television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes.
We are the official outfitter of athletic teams in several high-profile collegiate conferences. We are an official supplier of footwear and gloves to the NFL and a partner with the NBA which allows us to market our NBA athletes in game uniforms in connection with our products, including basketball footwear. We are the official headwear and performance apparel provider for the NFL Scouting Combine and the official partner and title sponsor of the NBA Draft Combine. In each case we have the right to sell licensed combine training apparel and headwear. In 2018, we exited our agreement to be the Official On-Field Uniform Supplier, Official Authentic Performance Apparel Partner, and Official Connected Fitness Partner of MLB, while retaining our rights as an Official Performance Footwear Supplier and Sponsor of MLB. In 2018, we worked with a manufacturing and distribution partner to sell MLB fan wear at retail. We sponsor and sell our products to international sports teams, which helps to drive brand awareness in various countries and regions around the world.

Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social and mobile media to engage consumers and promote connectivity with our brand and our products. For example, in 2018, we had a digitally led marketing approach for the launch of our UA HOVR™ run franchise, which included a variety of content on various social media platforms.
Retail Presentation
The primary goal of our retail marketing strategy is to increase brand floor space dedicated to our products within our major retail accounts. The design and funding of Under Armour point of sale displays and concept shops within our major retail accounts has been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour point of sale displays and concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images.

Sales and Distribution
The majority of our sales are generated through wholesale channels, which include national and regional sporting goods chains, independent and specialty retailers, department store chains, institutional athletic departments and leagues and teams. In various countries where we do not have direct sales operations, we sell our products to independent distributors or we engage licensees to sell our products.
We also sell our products directly to consumers through our own network of brand and factory house stores and through websites globally. Factory house stores serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience the premium full expression of our brand while having broader access to our performance products. In 2018, sales through our wholesale, direct to consumer, licensing and Connected Fitness channels represented 60%, 35%, 3% and 2% of net revenues, respectively.
We believe the trend toward performance products is global and plan to continue to introduce our products and simple merchandising story to athletes throughout the world. We are introducing our performance products and services outside of North America in a manner consistent with our past brand-building strategy, including selling our products directly to teams and individual athletes in these markets, thereby providing us with product exposure to broad audiences of potential consumers.
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) Europe, the Middle East and Africa "EMEA", (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the design, development, marketing and distribution of performance apparel, footwear and accessories. We also operate our Connected Fitness business as a separate segment. The majority of corporate service costs within North America have not been allocated to our other segments. As we continue to grow our business outside of North America, a larger portion of our corporate overhead costs have begun to support global functions. During 2019, we plan to exclude certain corporate costs from our segment profitability measures. We believe this presentation will provide the users of our financial statements with increased transparency and comparability of our operating segments.
Our North America segment accounted for approximately 72% of our net revenues for 2018. Approximately 26% of our net revenues were generated from our international segments in 2018. Approximately 2% of our net revenues were generated from our Connected Fitness segment in 2018. No customer accounted for more than 10% of our net revenues in 2018. We plan to continue to grow our business over the long term in part through continued expansion in new and established international markets. Refer to Note 16 to the Consolidated Financial Statements for net revenues by segment.
North America
We sell our branded apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in the United States were $3.5 billion, $3.6 billion and $3.8 billion for the years ended December 31, 2018, 2017 and 2016 respectively.
Our direct to consumer sales are generated through our brand and factory house stores and internet websites. As of December 31, 2018, we had 163 factory house stores in North America primarily located in outlet centers throughout the United States. As of December 31, 2018, we had 16 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.

In addition, we earn licensing revenue in North America based on our licensees’ sale of collegiate and league apparel and accessories, as well as sales of other licensed products.
We distribute the majority of our products sold to our North American wholesale customers and our own retail stores and e-commerce businesses from distribution facilities we lease and operate in California, Maryland and Tennessee. In addition, we distribute our products in North America through third-party logistics providers with primary locations in Canada, New Jersey and Florida. In some instances, we arrange to have products shipped from the factories that manufacture our products directly to customer-designated facilities.
EMEA
We sell our apparel, footwear and accessories primarily through wholesale customers, website operations, independent distributors and a limited number of stores we operate in certain European countries. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider in the Netherlands. We sell our apparel, footwear and accessories through independent distributors in the Middle East and Africa.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea and Australia through stores operated by our distribution and wholesale partners, along with website operations and stores we operate. We also sell our products to distributors in New Zealand, Taiwan, Hong Kong and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific primarily through a third-party logistics provider based in Hong Kong.
We have a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. Our branded products are sold in Japan to large sporting goods retailers, independent specialty stores and professional sports teams, and through licensee-owned retail stores. We hold an equity method investment in Dome.
Latin America
We sell our products in Mexico, Chile, Colombia and Argentina through wholesale customers, website operations and brand and factory house stores. In these countries we operate through third-party distribution facilities. In other Latin American countries we distribute our products through independent distributors which are sourced primarily through our international distribution hub in Panama. On October 1, 2018, we sold our Brazilian Subsidiary. In connection with this sale, we entered into a license and distribution agreement with a third party that will continue to sell our products in Brazil.
Connected Fitness
In 2013, we began offering digital fitness subscriptions, along with digital advertising through our MapMyFitness platform. In 2015, we acquired the Endomondo and MyFitnessPal platforms to create our Connected Fitness segment. We plan to engage this community by developing innovative services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.

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

Product Design and Development
Our products are developed in collaboration with our product development teams and manufactured with technical fabrications produced by third parties. This approach enables us to select and create superior, technically advanced materials, curated to our specifications, while focusing our product development efforts on style, performance and fit.
With a mission to make athletes better, we seek to deliver superior performance in all products. Our developers proactively identify opportunities to create and improve performance products that meet the evolving needs of our consumer. We design products with consumer-valued technologies, utilizing color, texture and fabrication to enhance our consumers perception and understanding of product use and benefits.

Our product development team works closely with our sports marketing and sales teams as well as professional and collegiate athletes to identify product trends and determine market needs. For example, these teams worked closely to identify the opportunity and market for our COLDGEAR® Infrared product, which is a ceramic print technology on the inside of our garments that provides athletes with lightweight warmth, and UA HOVR™, a proprietary underfoot cushioning wrapped in a mesh web, equipped with a MapMyRun powered sensor designed to deliver energy return and real-time coaching. In 2017 we also opened our newest center for footwear performance innovation located in Portland, Oregon, bringing together footwear design and development teams into a centralized location.

Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our apparel products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In 2018, approximately 49% of the fabric used in our apparel products came from 5 suppliers. These fabric suppliers have primary locations in Taiwan, Malaysia, Mexico, Vietnam and Turkey. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in some of our apparel products, as a blended fabric and also in our CHARGED COTTON® line. Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials that are sourced from a diverse base of third party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In 2018, our apparel and accessories products were manufactured by 44 primary contract manufacturers, operating in 16 countries, with approximately 58% of our apparel and accessories products manufactured in Jordan, Vietnam, China and Malaysia. Of our 44 primary contract manufacturers, 10 produced approximately 55% of our apparel and accessories products. In 2018, our footwear products were manufactured by five primary contract manufacturers, operating primarily in China, Vietnam and Indonesia. These five primary contract manufacturers produced approximately 87% of our footwear products.
All manufacturers across all product divisions are evaluated for quality systems, social compliance and financial strength by our internal teams prior to being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek out vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us to control our cost of goods sold. We enter into a variety of agreements with our contract manufacturers, including non-disclosure and confidentiality agreements, and we require that all of our manufacturers adhere to a code of conduct regarding quality of manufacturing, working conditions and other social concerns. We do not, however, have any long term agreements requiring us to utilize any manufacturer, and no manufacturer is required to produce our products for the long term. We have subsidiaries strategically located near our key partners to support our manufacturing, quality assurance and sourcing efforts for our products. We also manufacture a limited number of products, primarily for high-profile athletes and teams, on-premises in our quick turn, Special Make-Up Shop located at one of our facilities in Maryland.

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

Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOURBOX®, ARMOUR® FLEECE, and ARMOUR BRA®. We also own applications to protect new connected fitness branding such as MyFitnessPal®, MapMyFitness® and associated MapMy marks and UNDER ARMOUR CONNECTED FITNESS™. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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
We traditionally have had limited patent protection on some of the technology, materials and processes used in the manufacture of our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments. As we continue to expand and drive innovation in our products, we expect to seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to file patent applications where we deem appropriate to protect our new products, innovations and designs that align with our corporate strategy. We expect the number of applications to increase as our business grows and as we continue to expand our products and innovate.

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
In addition, we must compete with others for purchasing decisions, as well as limited floor space at retailers. We believe we have been successful in this area because of the relationships we have developed and the strong sales of our products. However, if retailers earn higher margins from our competitors’ products, they may favor the display and sale of those products.
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

Employees
As of December 31, 2018, we had approximately 15,000 employees, including approximately 9,600 in our brand and factory house stores and approximately 1,800 at our distribution facilities. Approximately 7,000 of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

Available Information
We will make available free of charge on or through our website at https://about.underarmour.com/ our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission. We also post on this website our key corporate governance documents, including our board committee charters, our corporate governance guidelines and our code of conduct and ethics.

ITEM 1A.	RISK FACTORS
Forward-Looking Statements
Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the anticipated benefits of our restructuring plans, the impact of recent tax reform legislation on our results of operations, the development and introduction of new products and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-K and the documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:
•changes in general economic or market conditions that could affect overall consumer spending or our industry;
•changes to the financial health of our customers;
•our ability to successfully execute our long-term strategies;
•our ability to successfully execute any restructuring plans and realize expected benefits;
•our ability to effectively drive operational efficiency in our business;
•our ability to manage the increasingly complex operations of our global business;
•our ability to comply with existing trade and other regulations, and the potential impact of new trade and tax regulations on our profitability;
•our ability to effectively develop and launch new, innovative and updated products;
•our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;
•any disruptions, delays or deficiencies in the design, implementation or application of our new global operating and financial reporting information technology system;
•increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;
•fluctuations in the costs of our products;
•loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner, including due to port disruptions;
•our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;
•our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;
•our ability to successfully manage or realize expected results from acquisitions and other significant investments or capital expenditures;
•risks related to foreign currency exchange rate fluctuations;
•our ability to effectively market and maintain a positive brand image;
•the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;
•risks related to data security or privacy breaches;
•our ability to raise additional capital required to grow our business on terms acceptable to us;
•our potential exposure to litigation and other proceedings; and
•our ability to attract key talent and retain the services of our senior management and key employees.
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

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth.
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, and trends in consumer discretionary spending remain unpredictable. However, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in North America, may materially harm our sales, profitability and financial condition and our prospects for growth.

We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
In 2018, sales through our wholesale channel represented approximately 60% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. During weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. In addition, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our customers. From time to time certain of our customers have experienced financial difficulties. To the extent one or more of our customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.

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
Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our international business, footwear and our global direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully expand our global network of brand and factory house stores, grow our e-commerce and mobile application offerings throughout the world and continue to successfully increase our product offerings and market share in footwear. If we are unable to grow net revenues in our international business at the rate we expect, or if our North America business, which represented 72% of our total net revenues in 2018, were to experience significant market disruption, our ability to continue to invest in these growth initiatives would be negatively impacted. In addition, our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.

We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.
In 2017 and 2018 we executed restructuring plans designed to more closely align our financial resources against the critical priorities of our business. These plans included initiatives to improve operational efficiencies, and included reductions in our global workforce. We may not achieve our targeted operational improvements and efficiencies, which could adversely impact our results of operations and financial condition. In addition, implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.

We must successfully manage the increasingly complex operations of our global business, or our business and results of operations may be negatively impacted.
We have expanded our business and operations rapidly since our inception and we must continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. We may experience difficulties in obtaining sufficient raw materials and manufacturing capacity to produce our products, as well as delays in production and shipments, as our products are subject to risks associated with overseas sourcing and manufacturing. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development and distribution functions, our management information systems and other processes and technology. To support these functions, we must hire, train and manage an increasing number of employees. We may not be successful in undertaking these types of initiatives cost effectively or at all, and could experience serious operating difficulties if we fail to do so. These growth efforts could also increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image and a decrease in net revenues and net income.

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
Factors that could affect our ability to accurately forecast demand for our products include:
•an increase or decrease in consumer demand for our products;
•our failure to accurately forecast consumer acceptance for our new products;
•product introductions by competitors;
•unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers;
•the impact on consumer demand due to unseasonable weather conditions;
•weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and
•terrorism or acts of war, or the threat thereof, or political or labor instability or unrest which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
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
•quickly adapting to changes in customer requirements or consumer preferences;
•readily taking advantage of acquisition and other opportunities;
•discounting excess inventory that has been written down or written off;
•devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement;
•adopting aggressive pricing policies; and
•engaging in lengthy and costly intellectual property and other disputes.
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
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2018, 10 manufacturers produced approximately 55% of our apparel and accessories products, and five produced approximately 87% of our footwear products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
A significant element of our future growth strategy depends on our expansion efforts outside of North America. During the year ended December 31, 2018, 72% of our net revenues were earned in our North America segment. We have limited experience with regulatory environments and market practices in certain regions outside of North America, and may face difficulties in expanding to and successfully operating in those markets. International expansion may place increased demands on our operational, managerial and administrative resources and may be more costly than we expect. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of more limited brand recognition leading to delayed acceptance of our products. Failure to successfully grow our business outside North America would negatively impact our ability to achieve our long-term growth targets.

Our financial results and ability to grow our business may be negatively impacted by economic, regulatory and political risks beyond our control.
Substantially all of our manufacturers are located outside of the United States and an increasing amount of our net revenue is generated by sales in our international business. As a result, we are subject to risks associated with doing business abroad, including:
•political or labor unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•currency exchange fluctuations or requirements to transact in specific currencies;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, as well as rules and regulations regarding climate change;
•uncertainties and the effects of the United Kingdom’s referendum to withdraw from the European Union and the associated financial, legal, tax and trade implications;
•actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds;
•reduced protection for intellectual property rights in some countries;
•disruptions or delays in shipments; and
•changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.
These risks could hamper our ability to sell products in international markets, negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

If we fail to successfully manage or realize expected results from acquisitions and other significant investments, or if we are required to recognize an impairment of our goodwill, it may have an adverse effect on our results of operations and financial position.
From time to time we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquisitions can also require significant efforts and resources, which could divert management attention from more profitable business operations. If we fail to successfully integrate acquired businesses, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other indefinite-lived intangible assets. We have recognized goodwill impairment charges in the past. If an acquired business does not produce results consistent with financial models used in our analysis of an acquisition, or if reporting units carrying goodwill do not meet our current expectations of future growth rates or market factors outside of our control change significantly, then one or more of our reporting units or intangible assets might become impaired, which could have an adverse effect on our results of operations and financial position.
Our credit agreement contains financial covenants, and both our credit agreement and debt securities contain other restrictions on our actions, which could limit our operational flexibility or otherwise adversely affect our financial condition.
We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our debt securities limit our ability to, subject to certain significant exceptions, incur secured debt and engage in sale leaseback transactions. Our credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement, and in the past we have amended our credit agreement to increase these ratios in certain quarterly periods Specifically, in 2018 we amended the credit agreement to increase these ratios for the second and third quarters of 2018. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement or our debt securities could result in a default. In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations (including our debt securities) will be considered an event of default under the credit agreement. If an event of default occurs, the commitments of the lenders under the credit agreement may be terminated and the maturity of amounts owed may be accelerated. Our debt securities include a cross acceleration provision which provides that the acceleration of certain other debt obligations (including our credit agreement) will be considered an event of default under our debt securities and, subject to certain time and notice periods, give bondholders the right to accelerate our debt securities.

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
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to the mix of our products sold during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct to consumer sales. Our quarterly results may also vary based on the timing of customer orders. The majority of our net revenues were generated during the last two quarters in each of 2018, 2017 and 2016, respectively.
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
We generated approximately 26% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.

The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
Our business could be adversely impacted if negative publicity regarding our brand, our company or our business partners diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations as well as the social and other standards and policies we impose on them, including our code of conduct, we do not control their practices. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees.
In addition, we have sponsorship contracts with a variety of athletes and feature those athletes in our advertising and marketing efforts, and many athletes and teams use our products, including those teams or leagues for which we are an official supplier. Actions taken by athletes, teams or leagues associated with our products could harm the reputations of those athletes, teams or leagues. These and other types of negative publicity, especially through social media which potentially accelerates and increases the scope of negative publicity, could negatively impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. This could have a negative effect on our sales and results of operations.

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
We collect sensitive and proprietary business information as well as personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our Connected Fitness business. In particular, in our Connected Fitness business we collect and store a variety of information regarding our users, and allow users to share their personal information with each other and with third parties. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor, user or employee information, or the loss of valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
For example, in early 2018 an unauthorized third party acquired data associated with our Connected Fitness users' accounts for our MyFitnessPal application and website. Approximately 150 million user accounts were affected by this issue, and the affected information included usernames, email addresses and hashed passwords. A consumer class action lawsuit has been filed against us in connection with this incident, and we may face a number of legal claims or investigations by government regulators and agencies. We may also be required to incur additional expense to further enhance our data security infrastructure.
We must also comply with increasingly complex regulatory standards throughout the world enacted to protect personal information and other data. Compliance with existing, proposed and forthcoming laws and regulations can be costly and could negatively impact our profitability. In addition, an inability to maintain compliance with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to litigation or other regulatory proceedings. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations.  Other jurisdictions are considering adopting similar or stricter measures. Any of these factors could negatively impact our profitability, result in negative publicity and damage our brand image or cause the size of our Connected Fitness community to decline.

We are in the process of implementing a new operating and information system, which involves risks and uncertainties that could adversely affect our business.
We are in the process of implementing a global operating and financial reporting information technology system as part of a multi-year plan to integrate and upgrade our systems and processes, which began in 2015 and will continue in phases over the next few years. The first phase of this implementation became operational during 2017 in our North America, EMEA and Connected Fitness operations. The next phase of this implementation is planned to become operational in 2019 in our Asia-Pacific region, and we are in the process of developing an implementation strategy and roll-out plan for our Latin American region. Implementation of new information systems involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation or application of these systems could result in increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in the collection of payment from our customers or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided applicable withholding tax, U.S. state income taxes, or foreign exchange rate impacts.
For example, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to our provision for income taxes as of December 31, 2017 and December 31, 2018. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, U.S. states taxing authorities, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. Additionally, many of the countries in which we do business have or are expected to adopt changes to tax laws as a result of the Base Erosion and Profit Shifting final proposals from the Organization for Economic Co-operation and Development and specific country anti-avoidance initiatives.

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
Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Kevin A. Plank, our founder, Chairman and Chief Executive Officer and other top executives. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.
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
Given the size and extent of our global operations, we are involved in a variety of litigation, arbitration and other legal proceedings and may be subject to investigations, audits, inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures and derivative complaints regarding related matters, as well as past related party transactions, among other proceedings. We are also party to a consumer class action lawsuit filed in connection with our first quarter 2018 data security incident. Refer to Note 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these specific matters. Legal proceedings in general, and securities and class action litigation and investigations in particular, can be expensive and disruptive. Any of our legal proceedings could result in damages, fines or other penalties, divert financial and management resources and result in significant legal fees. We cannot predict the outcome of any particular proceeding, and the costs incurred in these matters can be substantial, regardless of the outcome. An unfavorable outcome may have an adverse impact on our business, financial condition and results of operations or our stock price.  In addition, any proceeding could negatively impact our reputation among our customers or our shareholders, as well as our brand image.

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
The following includes a summary of the principal properties that we own or lease as of December 31, 2018.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, which includes 400 thousand square feet of office space that we own and 126 thousand square feet that we are leasing. In 2016, we purchased buildings and parcels of land, including approximately 58 acres of land and 130 thousand square feet of office space located close to our corporate office complex, to be utilized to expand our corporate headquarters to accommodate our future growth needs. For our European headquarters, we lease an office in Amsterdam, the Netherlands. For our Latin America headquarters, we lease an office in Panama. For our Greater China headquarters, we lease an office in Shanghai, China and we plan to expand our Hong Kong office to be an Asia Pacific headquarters in 2019. Additionally, we lease space in Austin, Texas and San Francisco, California for our Connected Fitness business.
We lease our primary distribution facilities, which are located in Sparrows Point and Glen Burnie, Maryland, Mount Juliet, Tennessee and Rialto, California. Our Sparrows Point facility is a 1.3 million square foot facility, with options to renew through 2053. Our Glen Burnie facility is a 359 thousand square foot facility, with a lease term through March 2020. Our Mount Juliet facility is a 1.0 million square foot facility, with options to renew the lease term through December 2041. Our Rialto facility is a 1.2 million square foot facility with a lease term through May 2023. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs.
In addition, as of December 31, 2018, we leased 319 brand and factory house stores located primarily in the United States, Canada, China, Chile and Mexico with lease end dates in 2019 through 2033. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Refer to Note 7 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

Executive Officers of the Registrant
Our executive officers are:

Name	Age	Position
Kevin A. Plank	46	Chief Executive Officer and Chairman of the Board
David E. Bergman	46	Chief Financial Officer
Colin Browne	55	Chief Supply Chain Officer
Kevin Eskridge	42	Chief Product Officer
Paul Fipps	46	Chief Digital Officer
Patrik Frisk	56	President and Chief Operating Officer
Jason LaRose	45	President of North America
Tchernavia Rocker	45	Chief People and Culture Officer
John Stanton	58	General Counsel and Corporate Secretary

Kevin A. Plank has been Chief Executive Officer and Chairman of the Board of Directors since 1996. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc. and is a member of the Board of Trustees of the University of Maryland College Park Foundation.

David E. Bergman has been Chief Financial Officer since November 2017. Mr. Bergman joined the Company in 2005 and has served in various Finance and Accounting leadership roles for the Company, including Corporate

Controller from 2006 to October 2014, Vice President of Finance and Corporate Controller from November 2014 to January 2016, Senior Vice President, Corporate Finance from February 2016 to January 2017, and acting Chief Financial Officer from February 2017 to November 2017. Prior to joining the Company, Mr. Bergman worked as a C.P.A. within the audit and assurance practices at Ernst & Young LLP and Arthur Andersen LLP.

Colin Browne has been Chief Supply Chain Officer since July 2017. Prior to that, he served as President of Global Sourcing from September 2016 to June 2017. Prior to joining our Company, he served as Vice President and Managing Director for VF Corporation, leading its sourcing and product supply organization in Asia and Africa from November 2013 to August 2016 and as Vice President of Footwear Sourcing from November 2011 to October 2013. Prior thereto, Mr. Browne served as Executive Vice President of Footwear and Accessories for Li and Fung Group LTD from September 2010 to November 2011 and Chief Executive Officer, Asia for Pentland Brands PLC from April 2006 to January 2010. Mr. Browne has over 25 years of experience leading sourcing efforts for large brands.

Kevin Eskridge has been Chief Product Officer since May 2017, with oversight of the Company’s category management, product, merchandising and design functions. Mr. Eskridge joined our Company in 2009 and has served in various leadership roles including Senior Director, Outdoor from September 2009 to September 2012, Vice President, China from October 2012 to April 2015, Senior Vice President, Global Merchandising from May 2015 to June 2016 and President, Sports Performance from July 2016 to April 2017. Prior to joining our Company, he served as Vice President, Merchandising of Armani Exchange from 2006 to 2009.

Paul Fipps has been Chief Digital Officer since April 2018. Prior to that, he served as Chief Technology Officer from July 2017 to March 2018, Chief Information Officer from March 2015 and Executive Vice President of Global Operations from September 2016 to June 2017 and as Senior Vice President of Global Operations from January 2014 to February 2015. Prior to joining our Company, he served as Chief Information Officer and Corporate Vice President of Business Services at The Charmer Sunbelt Group (CSG), a leading distributor of fine wines, spirits, beer, bottled water and other beverages from May 2009 to December 2013, as Vice President of Business Services from January 2007 to April 2009 and in other leadership positions for CSG from 1998 to 2007.

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

Tchernavia Rocker has been Chief People and Culture Officer since February 2019. Prior to joining our Company, she served more than 18 years in Human Resources leadership roles at Harley-Davidson, Inc., most recently as Vice President and Chief Human Resources Officer from June 2016 through January 2019, as General Manager, Human Resources from January 2012 through May 2016, and in various other Human Resources leadership positions since joining the company in 2000. Prior to that, she served in various HR and operations roles at Goodyear Dunlop North America Tire Inc.

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
Under Armour’s Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbols “UAA” and "UA", respectively. As of January 31, 2019, there were 1,628 record holders of our Class A Common Stock, 6 record holders of Class B Convertible Common Stock which are beneficially owned by our Chief Executive Officer and Chairman of the Board Kevin A. Plank, and 1,216 record holders of our Class C Common Stock.
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
Dividends
No cash dividends were declared or paid during 2018 or 2017 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 6 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Class of Common Stock	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Class A	2,219,460	$8.35	10,668,282
Equity compensation plans approved by security holders	Class C	12,462,944	$14.82	14,995,355
Equity compensation plans not approved by security holders	Class A	135,405	$—	—
Equity compensation plans not approved by security holders	Class C	136,362	$—	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 1.4 million Class A and 10.5 million Class C restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 8.0 million shares of our Class A Common Stock and 12.2 million shares of our Class C Common Stock under our Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”). The number of securities remaining available for future issuance under our Employee Stock Purchase Plan includes 2.7 million of our Class A Common Stock and 2.8 million shares of our Class C Common Stock. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A and C Common Stock and other equity awards. Refer to Note 12 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 135.4 thousand shares of our Class A Common Stock and 136.4 thousand shares of our Class C Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above.
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
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2013 through December 31, 2018. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2013 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Under Armour, Inc.	$100.00	$155.57	$184.66	$128.82	$63.99	$78.36
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$100.99	$76.98	$68.29	$82.26	$69.30

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Net revenues	$5,193,185	$4,989,244	$4,833,338	$3,963,313	$3,084,370
Cost of goods sold	2,852,714	2,737,830	2,584,724	2,057,766	1,572,164
Gross profit	2,340,471	2,251,414	2,248,614	1,905,547	1,512,206
Selling, general and administrative expenses	2,182,339	2,099,522	1,831,143	1,497,000	1,158,251
Restructuring and impairment charges	183,149	124,049	—	—	—
Income (loss) from operations	(25,017)	27,843	417,471	408,547	353,955
Interest expense, net	(33,568)	(34,538)	(26,434)	(14,628)	(5,335)
Other expense, net	(9,203)	(3,614)	(2,755)	(7,234)	(6,410)
Income (loss) before income taxes	(67,788)	(10,309)	388,282	386,685	342,210
Income tax expense (benefit)	(20,552)	37,951	131,303	154,112	134,168
Income from equity method investment	934	—	—	—	—
Net income (loss)	(46,302)	(48,260)	256,979	232,573	208,042
Adjustment payment to Class C capital stockholders	—	—	59,000	—	—
Net income (loss) available to all stockholders	$(46,302)	$(48,260)	$197,979	$232,573	$208,042
Net income available per common share
Basic net income (loss) per share of Class A and B common stock	$(0.10)	$(0.11)	$0.45	$0.54	$0.49
Basic net income (loss) per share of Class C common stock	$(0.10)	$(0.11)	$0.72	$0.54	$0.49
Diluted net income (loss) per share of Class A and B common stock	$(0.10)	$(0.11)	$0.45	$0.53	$0.47
Diluted net income (loss) per share of Class C common stock	$(0.10)	$(0.11)	$0.71	$0.53	$0.47

Weighted average common shares outstanding Class A and B common stock
Basic	221,001	219,254	217,707	215,498	213,227
Diluted	221,001	219,254	221,944	220,868	219,380

Weighted average common shares outstanding Class C common stock
Basic	224,814	221,475	218,623	215,498	213,227
Diluted	224,814	221,475	222,904	220,868	219,380

Dividends declared	$—	$—	$59,000	$—	$—

	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$557,403	$312,483	$250,470	$129,852	$593,175
Working capital (1)	1,277,651	1,277,304	1,279,337	1,019,953	1,127,772
Inventories	1,019,496	1,158,548	917,491	783,031	536,714
Total assets	4,245,022	4,006,367	3,644,331	2,865,970	2,092,428
Total debt, including current maturities	728,834	917,046	817,388	666,070	281,546
Total stockholders’ equity	$2,016,871	$2,018,642	$2,030,900	$1,668,222	$1,350,300
(1) Working capital is defined as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with our Consolidated Financial Statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” “Selected Financial Data,” and “Business.”
Overview
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. The Under Armour Connected Fitness strategy is focused on engaging with these consumers and increasing awareness and sales of our products.
Our net revenues grew to $5,193.2 million in 2018 from $3,084.4 million in 2014. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels and international expansion. While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
Financial highlights for full year 2018 as compared to the prior year period include:
•Net revenues increased 4%.
•Wholesale and Direct-to-Consumer revenues increased 3% and 4%, respectively.
•Apparel revenue increased 5% compared to the prior year. Footwear revenue increased 2% and accessories revenue decreased  5%.
•Revenue in our North America segment declined 2%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 29%, 25% and 5%, respectively, with 18% growth in our Connected Fitness segment.
•Selling, general and administrative expense increased 4%.
•Gross margin was unchanged at 45.1%.
A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers with active lifestyles around the globe. Internationally, our net revenues are generated primarily from a mix of sales to retailers and distributors in our wholesale channel and sales through our direct to consumer channel in Europe, Latin America, and Asia-Pacific.
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
Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities or negatively impact our financial results, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. Additionally, we may not be able to successfully execute on our long-term strategies, or successfully manage the increasingly complex operations of our global business effectively. Although we have implemented restructuring plans, we may not fully realize the expected benefits of these plans or other operating or cost-saving initiatives. In addition, we may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.
Restructuring Plans
As previously announced, in both 2017 and 2018, our Board of Directors approved restructuring plans (the "2018 restructuring plan" and "2017 restructuring plan") designed to more closely align our financial resources with the critical priorities of our business and optimize operations. We recognized approximately $203.9 million of pre-tax charges in connection with our 2018 restructuring plan and approximately $129.1 million of pre-tax charges in connection with our 2017 restructuring plan, inclusive of $28.6 million of restructuring related goodwill impairment charges for our Connected Fitness business.
The summary of the costs incurred during the years ended December 31, 2018 and 2017, in connection with the 2018 and 2017 restructuring plans, respectively, are as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Costs recorded in cost of goods sold:
Inventory write-offs	$20,801	$5,077
Total cost recorded in cost of goods sold	20,801	5,077

Costs recorded in restructuring and impairment charges:
Impairment	12,146	71,378
Employee related costs	9,949	14,572
Contract exit costs	114,126	12,029
Other restructuring costs	46,927	26,070
Total costs recorded in restructuring and impairment charges	183,148	124,049
Total restructuring, impairment and restructuring related costs	$203,949	$129,126

2017 Tax Act
The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. We included reasonable estimates of the income tax effects of the changes in tax law and tax rate in our 2017 financial results. These changes include a one-time mandatory transition tax on indefinitely reinvested foreign earnings and a re-measuring of deferred tax assets. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Act. Refer to Note 10 to the Consolidated Financial Statements for further detail.

General
Net revenues comprise net sales, license revenues and Connected Fitness revenues. Net sales comprise sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues primarily consist of fees paid to us from licensees in exchange for the use of our trademarks on their products. Our Connected Fitness revenues consist of digital advertising and subscriptions from our Connected Fitness business.
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. The fabrics in many of our products are made primarily of petroleum-based synthetic materials. Therefore our product costs, as well as our inbound and outbound freight costs, could be affected by long term pricing trends of oil. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with license and Connected Fitness revenues.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $91.8 million, $101.5 million and $89.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net revenues	$5,193,185	$4,989,244	$4,833,338
Cost of goods sold	2,852,714	2,737,830	2,584,724
Gross profit	2,340,471	2,251,414	2,248,614
Selling, general and administrative expenses	2,182,339	2,099,522	1,831,143
Restructuring and impairment charges	183,149	124,049	—
Income (loss) from operations	(25,017)	27,843	417,471
Interest expense, net	(33,568)	(34,538)	(26,434)
Other expense, net	(9,203)	(3,614)	(2,755)
Income (loss) before income taxes	(67,788)	(10,309)	388,282
Income tax expense (benefit)	(20,552)	37,951	131,303
Income from equity method investment	934	—	—
Net income (loss)	(46,302)	(48,260)	256,979
Adjustment payment to Class C capital stockholders	—	—	59,000
Net income (loss) available to all stockholders	$(46,302)	$(48,260)	$197,979

	Year Ended December 31,
(As a percentage of net revenues)	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	54.9	54.9	53.5
Gross profit	45.1	45.1	46.5
Selling, general and administrative expenses	42.0	42.1	37.9
Restructuring and impairment charges	3.5	2.5	—
Income (loss) from operations	(0.4)	0.5	8.6
Interest expense, net	(0.7)	(0.7)	(0.5)
Other expense, net	(0.2)	(0.1)	(0.1)
Income (loss) before income taxes	(1.3)	(0.2)	8.0
Income tax expense (benefit)	(0.4)	0.8	2.7
Income from equity method investment	—	—	—
Net income (loss)	(0.9)	(1.0)	5.3
Adjustment payment to Class C capital stockholders	—	—	1.2
Net income (loss) available to all stockholders	(0.9)%	(1.0)%	4.1%

Consolidated Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net revenues increased $203.9 million, or 4.1%, to $5,193.2 million in 2018 from $4,989.2 million in 2017. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
Apparel	$3,462,372	$3,287,121	$175,251	5.3%
Footwear	1,063,175	1,037,840	25,335	2.4
Accessories	422,496	445,838	(23,342)	(5.2)
Total net sales	4,948,043	4,770,799	177,244	3.7
License	124,785	116,575	8,210	7.0
Connected Fitness	120,357	101,870	18,487	18.1
Total net revenues	$5,193,185	$4,989,244	$203,941	4.1%

The increase in net sales was driven primarily by:
•Apparel unit sales growth driven by the train category; and
•Footwear unit sales growth, led by the run category.
The increase was partially offset by unit sales decline in accessories.
License revenues increased $8.2 million, or 7.0%, to $124.8 million in 2018 from $116.6 million in 2017.
Connected Fitness revenue increased $18.5 million, or 18.1%, to $120.4 million in 2018 from $101.9 million in 2017 primarily driven by increased subscribers on our fitness applications.
Gross profit increased $89.1 million to $2,340.5 million in 2018 from $2,251.4 million in 2017. Gross profit as a percentage of net revenues, or gross margin, was unchanged at 45.1% in 2018 compared to 2017. Gross profit percentage was favorably impacted by lower promotional activity, improvements in product cost, lower air freight, higher proportion of international and Connected Fitness revenue and changes in foreign currency; these favorable impacts were offset by channel mix including higher sales to our off-price channel and restructuring related charges.
With the exception of improvements in product input costs and air freight improvements, we do not expect these trends to have a material impact on the full year 2019.
Selling, general and administrative expenses increased $82.8 million to $2,182.3 million in 2018 from $2,099.5 million in 2017. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to  42.0% in 2018 from 42.1% in 2017. Selling, general and administrative expense was impacted by the following:
•Marketing costs decreased $21.3 million to $543.8 million in 2018 from $565.1 million in 2017. This decrease was primarily due to restructuring efforts, resulting in lower compensation and contractual sports marketing. This decrease was partially offset by higher costs in connection with brand marketing campaigns and increased marketing investments with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 10.5% in 2018 from 11.3% in 2017.
•Other costs increased $104.1 million to $1,638.5 million in 2018 from $1,534.4 million in 2017. This increase was primarily due to higher incentive compensation expense and higher costs incurred for the continued expansion of our direct to consumer distribution channel and international business. As a percentage of net revenues, other costs increased to 31.6% in 2018 from 30.8% in 2017.
Restructuring and impairment charges increased $59.1 million to $183.1 million from $124.0 million in 2017. Refer to the Restructuring Plans section above for a summary of charges.
Income (loss) from operations decreased $52.8 million, or 189.9%, to a loss of $25.0 million in 2018 from income of $27.8 million in 2017. As a percentage of net revenues, Income from operations decreased to a loss of 0.4% in 2018 from income of 0.5% in 2017. Income from operations for the year ended December 31, 2018 was negatively impacted by $203.9 million of restructuring, impairment and related charges in connection with the 2018 restructuring plan. Income from operations for the year ended December 31, 2017 was negatively impacted by $129.1 million of restructuring, impairment and related charges in connection with the 2017 restructuring plan.
Interest expense, net decreased $0.9 million to $33.6 million in 2018 from $34.5 million in 2017.

Other expense, net increased $5.6 million to $9.2 million in 2018 from $3.6 million in 2017. This increase was due to higher net loss on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies as compared to the prior period.
Provision for income taxes decreased $58.6 million to a benefit of $20.6 million in 2018 from an expense of $38.0 million in 2017. Our effective tax rate was 30.3% in 2018 compared to (368.2)% in 2017. Our effective tax rate for 2018, as compared to 2017, was positively impacted by a one-time tax benefit recorded in 2018 for an intercompany intangible asset sale and the decrease in a one-time tax charges due to the US Tax Act. These positive impacts were partially offset by the impact of the decrease in the U.S. federal rate applied to U.S. pre-tax losses in 2018.
As of December 31, 2018, we have completed our accounting for the one-time tax effects of the enactment of the Tax Act, which resulted in a $1.5 million charge to income tax expense. This was comprised of $12.0 million of income tax expense related to the transition tax and $10.5 million of income tax benefit for the re-measurement of deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21%.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net revenues increased $155.9 million, or 3.2%, to $4,989.2 million in 2017 from $4,833.3 million in 2016. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
Apparel	$3,287,121	$3,229,142	$57,979	1.8%
Footwear	1,037,840	1,010,693	27,147	2.7
Accessories	445,838	406,614	39,224	9.6
Total net sales	4,770,799	4,646,449	124,350	2.7
License revenues	116,575	99,849	16,726	16.8
Connected Fitness	101,870	88,450	13,420	15.2
Intersegment Eliminations	—	(1,410)	1,410	(100.0)%
Total net revenues	$4,989,244	$4,833,338	$155,906	3.2%
The increase in net sales was driven primarily by:
•Apparel unit sales growth in multiple categories led by train and golf; and
•Accessories unit sales growth in multiple categories led by train; and
•Footwear unit sales growth in multiple categories led by run.
License revenues increased $16.7 million, or 16.8%, to $116.6 million in 2017 from $99.8 million in 2016. This increase in license revenues was driven primarily by increased distribution of our licensed products in North America.
Connected Fitness revenue increased $13.4 million, or 15.2%, to $101.9 million in 2017 from $88.5 million in 2016 primarily driven by increased subscribers on our fitness applications and higher licensing revenue.
Gross profit increased $2.8 million to $2,251.4 million in 2017 from $2,248.6 million in 2016. Gross profit as a percentage of net revenues, or gross margin, decreased 140 basis points to 45.1% in 2017 compared to 46.5% in 2016. The decrease in gross margin percentage was primarily driven by the following:
•an approximate 190 basis point decrease due to inventory management efforts including higher promotions and increased air freight; and
•an approximate 20 basis point decrease due to our international business representing a higher percentage of sales;
The above decreases were partially offset by:
•an approximate 50 basis point increase driven primarily by favorable product input costs; and
•an approximate 30 basis point increase driven primarily by favorable channel mix with increased sales in our direct-to-consumer channel.
Selling, general and administrative expenses increased $268.4 million to $2,099.5 million in 2017 from $1,831.1 million in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 42.1% in 2017 from 37.9% in 2016. Selling, general and administrative expense was impacted by the following:

•Marketing costs increased $87.6 million to $565.1 million in 2017 from $477.5 million in 2016. This increase was primarily due to increased marketing spend in connection with the growth of our international business and in connection with our collegiate and professional athlete sponsorships. As a percentage of net revenues, marketing costs increased to 11.4% in 2017 from 9.9% in 2016.
•Other costs increased $180.8 million to $1,534.4 million in 2017 from $1,353.6 million in 2016. This increase was primarily driven by higher costs incurred for the continued expansion of our direct to consumer distribution channel and international business. This increase was partially offset by savings from our 2017 restructuring plan. As a percentage of net revenues, other costs increased to 30.8% in 2017 from 28.0% in 2016.
Restructuring and impairment charges was $124.0 million in 2017 and there were no charges in 2016. Refer to the Restructuring Plans section above for a summary of charges.
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
Provision for income taxes decreased $93.3 million to $38.0 million in 2017 from $131.3 million in 2016. Our effective tax rate was (368.2)% in 2017 compared to 33.8% in 2016. Our effective tax rate for 2017 was lower than the effective tax rate for 2016 primarily due to the significant decrease in income before taxes, the impact of tax benefits recorded for our challenged U.S. results, and reductions in our total liability for unrecognized tax benefits as a result of a lapse in the statute of limitations during the current period. These benefits were partially offset by the impact of the Tax Act, non-deductible goodwill impairment charges, and the recording of certain valuation allowances.
Our provision for income taxes in 2017 included $38.8 million of income tax expense as a result of the Tax Act, including a $13.9 million charge for our provisional estimate of the transition tax and $24.9 million for the provisional re-measurement of our deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21%.

Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
North America	$3,735,293	$3,802,406	$(67,113)	(1.8)%
EMEA	588,580	469,996	118,584	25.2
Asia-Pacific	558,160	433,648	124,512	28.7
Latin America	190,795	181,324	9,471	5.2
Connected Fitness	120,357	101,870	18,487	18.1
Total net revenues	$5,193,185	$4,989,244	$203,941	4.1%
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $67.1 million to $3,735.3 million in 2018 from $3,802.4 million in 2017 primarily due to lower sales driven by lower demand, partially offset by increased off-price sales, in each case within our wholesale channel.
•Net revenues in our EMEA operating segment increased $118.6 million to $588.6 million in 2018 from $470.0 million in 2017 primarily due to unit sales growth in our wholesale channel in the United Kingdom, Italy and Spain.
•Net revenues in our Asia-Pacific operating segment increased $124.5 million to $558.2 million in 2018 from $433.6 million in 2017 primarily due to unit sales growth in our direct to consumer channel and our wholesale channel in China.
•Net revenues in our Latin America operating segment increased $9.5 million to $190.8 million in 2018 from $181.3 million in 2017 primarily due to unit sales growth in our wholesale channel in Mexico and Chile, partially offset by a decrease in unit sales due a change in our business model in Brazil from a subsidiary to a license and distributor model.
•Net revenues in our Connected Fitness operating segment increased $18.5 million to $120.4 million in 2018 from $101.9 million in 2017 primarily driven by additional subscription revenue on our fitness applications.
Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
North America	$(66,305)	$20,179	$(86,484)	(428.6)%
EMEA	(9,379)	17,976	(27,355)	(152.2)
Asia-Pacific	95,128	82,039	13,089	16.0
Latin America	(48,470)	(37,085)	(11,385)	(30.7)
Connected Fitness	4,009	(55,266)	59,275	107.3
Total operating income	$(25,017)	$27,843	$(52,860)	(189.9)%
The decrease in total operating income was driven by the following:
•Operating income in our North America operating segment decreased $86.5 million to a loss of $66.3 million in 2018 from income of $20.2 million in 2017 primarily due to $75.7 million increase in restructuring, impairment and related costs, and decreases in sales discussed above.
•Operating income in our EMEA operating segment decreased $27.4 million to a loss of $9.4 million in 2018 from income of $18.0 million in 2017 primarily due to $32.7 million increase in restructuring, impairment and related costs, along with a reserve related to a commercial dispute and increased marketing. The decrease is partially offset by the increase in net sales discussed above.

•Operating income in our Asia-Pacific operating segment increased $13.1 million to $95.1 million in 2018 from $82.0 million in 2017 primarily due to sales growth discussed above. This increase was partially offset by higher investments in our direct-to-consumer business.
•Operating loss in our Latin America operating segment increased $11.4 million to $48.5 million in 2018 from $37.1 million in 2017 primarily due to a $12.8 million increase in restructuring, impairment and related costs.
•Operating loss in our Connected Fitness segment decreased $59.3 million to income of $4.0 million in 2018 from a loss of $55.3 million in 2017 primarily driven by $46.3 million of lower restructuring and impairment charges and increased sales growth discussed above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	$ Change	% Change
North America	$3,802,406	$4,005,314	$(202,908)	(5.1)%
EMEA	469,996	330,584	139,412	42.2
Asia-Pacific	433,648	268,607	165,041	61.4
Latin America	181,324	141,793	39,531	27.9
Connected Fitness	101,870	88,450	13,420	15.2
Intersegment Eliminations	—	(1,410)	1,410	(100.0)
Total net revenues	$4,989,244	$4,833,338	$155,906	3.2%
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $202.9 million to $3,802.4 million in 2017 from $4,005.3 million in 2016 primarily due to lower sales in our wholesale channel driven by lower demand.
•Net revenues in our EMEA operating segment increased $139.4 million to $470.0 million in 2017 from $330.6 million in 2016 primarily due to unit sales growth to wholesale partners in Germany and the United Kingdom and our first full year of sales in Russia.
•Net revenues in our Asia-Pacific operating segment increased $165.0 million to $433.6 million in 2017 from $268.6 million in 2016 primarily due to growth in our direct-to-consumer channel.
•Net revenues in our Latin America operating segment increased $39.5 million to $181.3 million in 2017 from $141.8 million in 2016 primarily due to unit sales growth to wholesale partners and through our direct to consumer channels in Mexico, Chile, and Brazil.
•Net revenues in our Connected Fitness operating segment increased $13.4 million to $101.9 million in 2017 from $88.5 million in 2016 primarily driven by increased subscribers on our fitness applications and higher licensing revenue.
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
The decrease in total operating income was driven by the following:
•Operating income in our North America operating segment decreased $388.2 million to $20.2 million in 2017 from $408.4 million in 2016 primarily due to the decreases in net sales and gross margins discussed above and $63.2 million in restructuring and impairment charges.

•Operating income in our EMEA operating segment increased $6.6 million to $18.0 million in 2017 from $11.4 million in 2016 primarily due to sales growth discussed above, which was partially offset by continued investment in operations.
•Operating income in our Asia-Pacific operating segment increased $13.7 million to $82.0 million in 2017 from $68.3 million in 2016 primarily due to sales growth discussed above. This increase was offset by investments in our direct to consumer business and entry into new territories.
•Operating loss in our Latin America operating segment increased $3.2 million to $37.1 million in 2017 from $33.9 million in 2016 primarily due to $11.5 million in restructuring and impairment charges. This increase in operating loss was offset by sales growth discussed above.
•Operating loss in our Connected Fitness segment increased $18.4 million to $55.3 million in 2017 from $36.8 million in 2016 primarily due to $47.8 million in restructuring and impairment charges. This increase in operating loss was offset by sales growth discussed above and savings from our 2017 restructuring plan.
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
The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below:

	Quarter Ended (unaudited)
(In thousands)	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Net revenues	$1,119,845	$1,091,192	$1,408,991	$1,369,216	$1,185,370	$1,174,859	$1,442,976	$1,389,980
Gross profit	507,937	501,193	648,726	593,558	523,453	526,584	665,207	625,227
Marketing SG&A expenses	128,336	136,071	143,919	156,800	127,436	141,472	127,771	147,559
Other SG&A expenses	372,064	366,809	357,629	437,894	387,198	411,147	399,869	439,887
Restructuring and impairment charges	—	3,098	84,998	35,952	37,480	78,840	18,601	48,228
Income (loss) from operations	$7,536	$(4,785)	$62,180	$(37,088)	$(28,661)	$(104,875)	$118,966	$(10,447)
(As a percentage of annual totals)
Net revenues	22.4%	21.9%	28.2%	27.4%	22.8%	22.6%	27.8%	26.8%
Gross profit	22.6%	22.3%	28.8%	26.4%	22.4%	22.5%	28.4%	26.7%
Marketing SG&A expenses	22.7%	24.1%	25.5%	27.7%	23.4%	26.0%	23.5%	27.1%
Other SG&A expenses	24.2%	23.9%	23.3%	28.5%	23.6%	25.1%	24.4%	26.9%
Restructuring and impairment charges	—%	2.5%	68.5%	29.0%	20.5%	43.0%	10.2%	26.3%
Income (loss) from operations	27.1%	(17.2)%	223.3%	(133.2)%	114.6%	419.2%	(475.5)%	41.8%

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
At December 31, 2018, $165.1 million, or approximately 29.6%, of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States.
The Tax Act provided for a one-time transition tax on indefinitely reinvested foreign earnings to transition U.S. international taxation from a worldwide system to a modified territorial system. We have completed our accounting and recorded all related tax liabilities for the one-time transition tax on our indefinitely reinvested foreign earnings. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$628,230	$237,460	$366,623
Investing activities	(202,904)	(282,987)	(381,139)
Financing activities	(189,868)	106,759	146,114
Effect of exchange rate changes on cash and cash equivalents	12,467	4,178	(8,725)
Net increase in cash and cash equivalents	$247,925	$65,410	$122,873
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
Cash flows provided by operating activities increased $390.8 million to $628.2 million in 2018 from $237.5 million in 2017. The increase was due to increased net cash inflows from operating assets and liabilities of $489.6 million.
The increase in cash inflows related to changes in operating assets and liabilities period over period was primarily driven by the following:
•an increase in cash provided by accounts receivable of $265.9 million in 2018 as compared to 2017, primarily due to timing of shipments within the fourth quarter; and
•an increase in cash provided by inventory of $332.3 million in 2018 as compared to 2017, primarily due to increased sales to our off-price channel and improved inventory management efforts.

This was partially offset by a decrease in net income adjusted for non-cash items of $100.8 million year over year.
Cash flows provided by operating activities decreased $129.2 million to $237.5 million of cash provided by operating activities in 2017 from $366.6 million of cash provided by operating activities in 2016. The decrease in cash from operating activities was primarily due to a decrease in net income of $305.2 million. This decrease was partially offset by a smaller decrease in accounts receivable of $170.1 million.
Investing Activities
Cash used in investing activities decreased $80.1 million to $202.9 million in 2018 from $283.0 million in 2017, primarily due to lower capital expenditures in 2018, partially offset by the purchase of an additional 10% common stock ownership in Dome Corporation ("Dome"), our Japanese licensee.
Cash used in investing activities decreased $98.2 million to $283.0 million in 2017 from $381.1 million in 2016, primarily due to lower capital expenditures in 2017.
Total capital expenditures were $154.3 million, $274.9 million, and $405.0 million in 2018, 2017 and 2016, respectively. Capital expenditures for 2019 are expected to be approximately $210.0 million.
Financing Activities
Cash used in financing activities increased $296.6 million to $189.9 million in 2018 from cash provided by financing activities of $106.8 million in 2017. This increase was primarily due to higher net repayments on our credit facility in the current period compared to the prior period, along with the early repayment of our recourse loan related to our Corporate headquarters.
Cash provided by financing activities decreased $39.4 million to $106.8 million in 2017 from $146.1 million in 2016. This decrease was primarily due to repayments on our revolving credit facility.

Credit Facility
We are party to a credit agreement that provides revolving commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of December 31, 2018 there were no  amounts outstanding under our revolving credit facility and $136.3 million of term loan borrowings remained outstanding. In January 2019, we prepaid the outstanding balance of $136.3 million on our term loan, without penalty.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of December 31, 2018.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2018, we were in compliance with these ratios. In the past, we have amended our credit agreement to increase these ratios in certain quarterly periods. Specifically, in 2018 we amended the credit agreement to increase these ratios for the second and third quarters of 2018. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans was 3.2% and 2.2% during the years ended December 31, 2018 and 2017, respectively. The weighted average interest rate under the revolving credit facility borrowings was 3.0% and 2.2% during the years ended December 31, 2018 and 2017, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2018, the commitment fee was 15 basis points. Since inception, we incurred and deferred $3.9 million in financing costs in connection with the credit agreement.

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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. In July 2018, this loan was paid in full, without penalties, using borrowings under our revolving credit facility. As of December 31, 2017, the outstanding balance on the loan was $40.0 million.
Interest expense, net was $33.6 million, $34.5 million, and $26.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $1.5 million, $1.3 million, and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2033, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2018. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2018 as well as significant agreements entered into during the period after December 31, 2018 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$746,250	$19,500	$39,000	$39,000	$648,750
Lease obligations (2)	1,413,826	142,648	302,612	269,304	699,262
Product purchase obligations (3)	707,512	707,512	—	—	—
Sponsorships and other (4)	734,869	126,221	208,324	189,690	210,634
Total	$3,602,457	$995,881	$549,936	$497,994	$1,558,646

(1)   Includes estimated interest payments based on applicable fixed and currently effective floating interest rates as of December 31, 2018, timing of scheduled payments, and the term of the debt obligations. In January 2019, we prepaid the full outstanding balance of $136.3 million on our term loan, without penalty.
(2)   Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $13.0 million for the year ended December 31, 2018.
(3)   We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2018.
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
The table above excludes a liability of $52.5 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 10 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements. We consider an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. There were no significant changes to our critical accounting policies during the year ended December 31, 2018.

Revenue Recognition
We recognize revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of net sales and license and Connected Fitness revenue. Net sales are recognized upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. Payment is due in full when title is transferred. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale, for example, at our brand and factory house stores. We may also ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenue is primarily recognized based upon shipment of licensed products sold by our licensees. Sales taxes imposed on our revenues from product sales are presented on a net basis on the consolidated statements of income, and therefore do not impact net revenues or costs of goods sold.
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. We base these estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2018 there were $301.4 million in reserves for returns, allowances, markdowns and discounts within customer refund liability and $113.9 million as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2017, there were $246.6 million in reserves for customer returns, allowances, markdowns and discounts within accounts receivable, net. Refer to Note 2 to the Consolidated Financial Statements for a further discussion of revenue recognition.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $22.2 million and $19.7 million, respectively.
Inventory Valuation and Reserves
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. We value our inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated net realizable value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, we perform the goodwill impairment test. We compare the fair value of the reporting unit with its carrying amount. We calculate fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit's business, and working capital effects. If the carrying amount exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. We perform our annual impairment testing in the fourth quarter of each year. As of our annual impairment test, no impairment of goodwill was identified and the fair value of each reporting unit substantially exceeded its carrying value, with the exception of our Latin America reporting unit. The fair value of the Latin America reporting unit exceeded its carrying value by 14%. Holding all other assumptions used in the fair value measurement of the Latin America reporting unit constant, a 1% point increase in the weighted-average cost of capital would eliminate the headroom; whereas, a reduction in the growth rate of revenue by 1% point would still result in excess fair value over carrying value. No events occurred during the period ended December 31, 2018 that indicated it was more likely than not that goodwill was impaired. In 2017, we recorded goodwill impairment of $28.6 million related to our Connected Fitness reporting unit. Refer to Note 5 to the Consolidated Financial Statements for a further discussion of goodwill.
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, we review long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.In 2017, we recorded impairment charges of $12.1 million related to our Connected Fitness reporting unit.
Equity Method Investment
On April 23, 2018, we invested ¥4.2 billion or $39.2 million in exchange for an additional 10% common stock ownership in Dome Corporation ("Dome"), our Japanese licensee. This additional investment brings our total investment in Dome's common stock to 29.5%, from 19.5%. We accounted for our investment in Dome under the equity method, given that we have the ability to exercise significant influence, but not control, over Dome.
As of December 31, 2018, the carrying value of our total investment in Dome was $52.8 million. Our proportionate share of Dome's net assets exceeded our total investment by $63.8 million and is not amortized. For the year ended December 31, 2018, we recorded the allocable share of Dome’s net income in our consolidated statements of operations and as an adjustment to the invested balance.
In addition to the investment in Dome, we have a license agreement with Dome. We recorded license revenues from Dome of $35.6 million for the year ended December 31, 2018. As of December 31, 2018, we have$13.1 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within our consolidated balance sheet.
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
A significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future pre-tax earnings in the United States. Due to our challenged results in the United States we incurred significant pre-tax losses in these jurisdictions in 2017 and 2018. Based on these factors, we have evaluated our ability to utilize these deferred tax assets in future years. In evaluating the recoverability of these deferred tax assets at December 31, 2018, we have considered all available evidence, both positive and negative, including but not limited to the following:

Positive
•2018 taxable income in the U.S. and certain state jurisdictions;
•No material definite lived tax attributes subject to future expiration;
•No history of U.S. federal and state tax attributes expiring unused;
•Three year cumulative U.S. federal and state pre-tax income plus tax permanent differences;
•Relatively low values of pre-tax income required to realize deferred tax assets relative to historic income levels;
•Restructuring plans undertaken in 2017 and 2018 to improve future profitability;
•Availability of prudent and feasible tax planning strategies.
•Reversal of deferred tax liabilities and timing thereof

Negative
•Inherent challenges in forecasting future pre-tax earnings which rely, in part, on improved profitability from our restructuring efforts;
•The continuing challenge of changes in the U.S. consumer retail business environment;
As of December 31, 2018, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of the majority of the net deferred tax assets. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2018, we had $99.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.76 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2018.
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets are deemed probable, which requires management judgment. The achievement of operating income targets related to the performance-based restricted stock units and stock options granted in 2018 were deemed probable as of December 31, 2018. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Recently Issued Accounting Standards
Refer to Note 2 to the Consolidated Financial Statements included in this Form 10-K for our assessment of recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency Risk
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our consolidated financial statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates on transactions generated by our foreign subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity. These exposures are included in other expense, net on the consolidated statements of operations.
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
As of December 31, 2018, the aggregate notional value of our outstanding foreign currency contracts was $671.2 million, which was primarily comprised of Canadian Dollar/U.S. Dollar, Pound Sterling/U.S. Dollar, Euro/U.S. Dollar, Mexican Peso/U.S. Dollar and Chinese Renminbi/U.S. Dollar currency pairs with contract maturities of one to fourteen months. The majority of our foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. We enter into foreign currency contracts designated as cash flow hedges. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, is recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure. During the years ended December 31, 2018 and 2017, we reclassified $1.3 million and $0.4 million from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges, respectively. The fair value of our foreign currency contracts was an asset of $19.5 million as of December 31, 2018 and was included in other current assets on the consolidated balance sheet. The fair value of our foreign currency contracts was a liability of $6.8 million as of December 31, 2017 and was included in other current liabilities on the consolidated balance sheet. Refer to Note 9 to the Consolidated Financial Statements for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Unrealized foreign currency exchange rate gains (losses)	$14,023	$29,246	$(12,627)
Realized foreign currency exchange rate gains (losses)	11,462	611	(6,906)
Unrealized derivative gains (losses)	(109)	(1,217)	729
Realized derivative gains (losses)	(14,712)	(26,537)	15,192
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
As of December 31, 2018, the notional value of our outstanding interest rate swap contracts was $118.1 million. During the years ended December 31, 2018 and 2017, we recorded a $0.4 million decrease and $0.9 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $1.6 million and $1.1 million as of December 31, 2018 and 2017, respectively, and were included in other long term assets on the consolidated balance sheet. In January 2019, we settled our interest rate swap contract in connection with the prepayment of our term loan.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2018. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts" for further discussion on our policies.
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 22, 2019

We have served as the Company's auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$557,403	$312,483
Accounts receivable, net	652,546	609,670
Inventories	1,019,496	1,158,548
Prepaid expenses and other current assets	364,183	256,978
Total current assets	2,593,628	2,337,679
Property and equipment, net	826,868	885,774
Goodwill	546,494	555,674
Intangible assets, net	41,793	46,995
Deferred income taxes	112,420	82,801
Other long term assets	123,819	97,444
Total assets	$4,245,022	$4,006,367
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$125,000
Accounts payable	560,884	561,108
Accrued expenses	340,415	296,841
Customer refund liability	301,421	—
Current maturities of long term debt	25,000	27,000
Other current liabilities	88,257	50,426
Total current liabilities	1,315,977	1,060,375
Long term debt, net of current maturities	703,834	765,046
Other long term liabilities	208,340	162,304
Total liabilities	2,228,151	1,987,725
Commitments and contingencies (see Note 7)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2018, and 2017; 187,710,319 shares issued and outstanding as of December 31, 2018, and 185,257,423 shares issued and outstanding as of December 31, 2017.	62	61
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2018 and 2017.	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2018 and 2017; 226,421,963 shares issued and outstanding as of December 31, 2018, and 222,375,079 shares issued and outstanding as of December 31, 2017.	75	74
Additional paid-in capital	916,628	872,266
Retained earnings	1,139,082	1,184,441
Accumulated other comprehensive loss	(38,987)	(38,211)
Total stockholders’ equity	2,016,871	2,018,642
Total liabilities and stockholders’ equity	$4,245,022	$4,006,367

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net revenues	$5,193,185	$4,989,244	$4,833,338
Cost of goods sold	2,852,714	2,737,830	2,584,724
Gross profit	2,340,471	2,251,414	2,248,614
Selling, general and administrative expenses	2,182,339	2,099,522	1,831,143
Restructuring and impairment charges	183,149	124,049	—
Income (loss) from operations	(25,017)	27,843	417,471
Interest expense, net	(33,568)	(34,538)	(26,434)
Other expense, net	(9,203)	(3,614)	(2,755)
Income (loss) before income taxes	(67,788)	(10,309)	388,282
Income tax expense (benefit)	(20,552)	37,951	131,303
Income from equity method investment	934	—	—
Net income (loss)	(46,302)	(48,260)	256,979
Adjustment payment to Class C capital stockholders	—	—	59,000
Net income (loss) available to all stockholders	$(46,302)	$(48,260)	$197,979

Basic net income (loss) per share of Class A and B common stock	$(0.10)	$(0.11)	$0.45
Basic net income (loss) per share of Class C common stock	$(0.10)	$(0.11)	$0.72
Diluted net income (loss) per share of Class A and B common stock	$(0.10)	$(0.11)	$0.45
Diluted net income (loss) per share of Class C common stock	$(0.10)	$(0.11)	$0.71

Weighted average common shares outstanding Class A and B common stock
Basic	221,001	219,254	217,707
Diluted	221,001	219,254	221,944

Weighted average common shares outstanding Class C common stock
Basic	224,814	221,475	218,623
Diluted	224,814	221,475	222,904
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(46,302)	$(48,260)	$256,979
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,535)	23,357	(13,798)
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $(7,936), $5,668 and $(3,346) for the years ended December 31, 2018, 2017, and 2016, respectively.	22,800	(16,624)	9,084
Gain (loss) on intra-entity foreign currency transactions	(5,041)	7,199	(2,416)
Total other comprehensive income (loss)	(776)	13,932	(7,130)
Comprehensive income (loss)	$(47,078)	$(34,328)	$249,849
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	181,630	$61	34,450	$11	216,080	72	$636,558	$1,076,533	$(45,013)	$1,668,222
Exercise of stock options	792	—	—	—	971	—	6,203	—	—	6,203
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(199)	—	—	—	(276)	—	—	(15,098)	—	(15,098)
Issuance of Class A Common Stock, net of forfeitures	1,592	—	—	—	—	—	7,884	—	—	7,884
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,852	1	25,834	—	—	25,835
Issuance of Class C dividend	—	—	—	—	1,547	—	56,073	(59,000)	—	(2,927)
Stock-based compensation expense	—	—	—	—	—	—	46,149	—	—	46,149
Net excess tax benefits from stock-based compensation arrangements	—	—	—	—	—	—	44,783	—	—	44,783
Comprehensive income (loss)	—	—	—	—	—	—	—	256,979	(7,130)	249,849
Balance as of 12/31/2016	183,815	61	34,450	11	220,174	73	823,484	1,259,414	(52,143)	2,030,900
Exercise of stock options	609	—	—	—	556	—	3,664	—	—	3,664
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(65)	—	—	—	(78)	—	—	(2,781)	—	(2,781)
Issuance of Class A Common Stock, net of forfeitures	898	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,723	1	7,852	—	—	7,853
Impact of adoption of accounting standard updates	—	—	—	—	—	—	(2,666)	(23,932)	—	(26,598)
Stock-based compensation expense	—	—	—	—	—	—	39,932	—	—	39,932
Comprehensive income (loss)	—	—	—	—	—	—	—	(48,260)	13,932	(34,328)
Balance as of December 31, 2017	185,257	61	34,450	11	222,375	74	872,266	1,184,441	(38,211)	2,018,642
Exercise of stock options and warrants	2,084	1	—	—	2,127	—	6,747	—	—	6,748
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	(140)	—	—	(2,564)	—	(2,564)
Issuance of Class A Common Stock, net of forfeitures	392	—	—	—		—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,060	1	(4,168)	—	—	(4,167)
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	3,507	—	3,507
Stock-based compensation expense	—	—	—	—	—	—	41,783	—	—	41,783
Comprehensive income (loss)	—	—	—	—	—	—	—	(46,302)	(776)	(47,078)
Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(46,302)	$(48,260)	$256,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	181,768	173,747	144,770
Unrealized foreign currency exchange rate (gains) losses	14,023	(29,247)	12,627
Impairment charges	9,893	71,378	—
Amortization of bond premium	254	254	—
Loss on disposal of property and equipment	4,256	2,313	1,580
Stock-based compensation	41,783	39,932	46,149
Excess tax benefit (loss) from stock-based compensation arrangements	—	(75)	44,783
Deferred income taxes	(38,544)	55,910	(43,004)
Changes in reserves and allowances	(234,998)	108,757	70,188
Changes in operating assets and liabilities:
Accounts receivable	186,834	(79,106)	(249,853)
Inventories	109,919	(222,391)	(148,055)
Prepaid expenses and other assets	(107,855)	(52,106)	(23,029)
Accounts payable	26,413	145,695	202,446
Accrued expenses and other liabilities	134,594	109,823	67,754
Customer refund liability	305,141	—	—
Income taxes payable and receivable	41,051	(39,164)	(16,712)
Net cash provided by operating activities	628,230	237,460	366,623
Cash flows from investing activities
Purchases of property and equipment	(170,385)	(281,339)	(316,458)
Sale of property and equipment	11,285	—	—
Purchases of property and equipment from related parties	—	—	(70,288)
Purchase of equity method investment	(39,207)	—	—
Purchases of available-for-sale securities	—	—	(24,230)
Sales of available-for-sale securities	—	—	30,712
Purchases of other assets	(4,597)	(1,648)	(875)
Net cash used in investing activities	(202,904)	(282,987)	(381,139)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	505,000	763,000	1,327,601
Payments on long term debt and revolving credit facility	(695,000)	(665,000)	(1,170,750)
Employee taxes paid for shares withheld for income taxes	(2,743)	(2,781)	(15,098)
Proceeds from exercise of stock options and other stock issuances	2,580	11,540	15,485
Other financing fees	306	—	—
Payments of debt financing costs	(11)	—	(6,692)
Cash dividends paid	—	—	(2,927)
Contingent consideration payments for acquisitions	—	—	(1,505)
Net cash provided by (used in) financing activities	(189,868)	106,759	146,114
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,467	4,178	(8,725)
Net increase in cash, cash equivalents and restricted cash	247,925	65,410	122,873
Cash, cash equivalents and restricted cash
Beginning of period	318,135	252,725	129,852
End of period	$566,060	$318,135	$252,725

Non-cash investing and financing activities
Change in accrual for property and equipment	$(14,611)	$10,580	$16,973
Non-cash dividends	—	—	(56,073)
Other supplemental information
Cash paid for income taxes, net of refunds	(16,738)	36,921	135,959
Cash paid for interest, net of capitalized interest	28,586	29,750	21,412
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Audited Consolidated Financial Statements
1. Description of the Business
Under Armour, Inc. is a developer, marketer and distributor of branded performance apparel, footwear, and accessories. The Company creates products engineered to solve problems and make athletes better, as well as digital health and fitness apps built to connect people and drive performance. The Company's products are made, sold and worn worldwide.

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
The Company identified an immaterial prior period error in the presentation of premium subscriptions in its Connected Fitness reporting segment. Subscription revenue was previously recorded net of any related commission. Beginning in the first quarter of 2018, subscription revenue is recorded on a gross basis and the related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. The Company has revised the prior periods to be consistent with the current period's presentation resulting in an increase in net revenues and selling, general and administrative expense of $12.7 million and $8.0 million for the years ended December 31, 2017 and 2016, respectively. There was no impact in any period on income (loss) from operations. The Company concluded that the error was not material to any of its previously issued financial statements.
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

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$557,403	$312,483
Restricted cash	8,657	5,652
Total cash, cash equivalents and restricted cash	$566,060	$318,135

Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. None of the Company's customers accounted for more than 10% of accounts receivable as of December 31, 2018. The Company's largest customer in North America accounted for 12% of accounts receivable as of December 31, 2017. For the years ended December 31, 2018 and 2017, no customer accounted for more than 10% of net revenues. The Company's largest customer accounted for 10% of net revenues for the year ended December 31, 2016.

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
As of December 31, 2018, there were no amounts outstanding in connection with these arrangements. The funding fee charged by the financial institutions is included in the other expense, net line item in the consolidated statement of operations.

Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $22.2 million and $19.7 million, respectively.
Inventories
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. The Company values its inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
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

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs the goodwill impairment test. The Company compares the fair value of the reporting unit with its carrying amount. The Company calculates fair value using the discounted cash flows model, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. The Company performs its annual impairment testing in the fourth quarter of each year. As of the Company's annual impairment test, no impairment of goodwill was identified and the fair value of each reporting unit substantially exceeded its carrying value, with the exception of the Latin America reporting unit. No events occurred during the period ended December 31, 2018 that indicated it was more likely than not that goodwill was impaired. In 2017, the Company recorded goodwill impairment of $28.6 million related to the Connected Fitness reporting unit. Refer to Note 5 for a further discussion on goodwill.
The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value. In 2017, the Company recorded impairment charges of $12.1 million related to the Connected Fitness reporting unit.
Accrued Expenses
At December 31, 2018, accrued expenses primarily included $130.8 million and $60.1 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2017, accrued expenses primarily included $92.7 million and $47.0 million of accrued compensation and benefits and marketing expenses, respectively.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet.  As of December 31, 2018 there were $301.4 million in reserves for returns, allowances, markdowns and discounts within customer refund liability and $113.9 million as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the consolidated balance sheet.  As of December 31, 2017, there were $246.6 million in reserves for customer returns, allowances, markdowns and discounts within accounts receivable, net.
Contract Liability
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company contract liabilities consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications, gift cards and royalty arrangements. Contract liabilities are included in other liabilities on the Company's consolidated balance sheet. As of December 31, 2018, contract liability was $55.0 million.
For the year ended December 31, 2018, the Company recognized $41.1 million of revenue that was previously included in contract liability as of December 31, 2017. The change in the contract liability balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Practical Expedients and Policy Elections
The Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional promised service. The Company has also elected to exclude from the measurement of the transaction price all taxes assessed, such as sales and use tax. Additionally, the Company has elected not to disclose certain information related to unsatisfied performance obligations for subscriptions for its Connected Fitness applications as they have an original expected length of one year or less.

Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $543.8 million, $565.1 million and $477.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, prepaid advertising costs were $20.8 million and $41.2 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $91.8 million, $101.5 million and $89.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
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
As of December 31, 2018, the carrying value of the Company’s total investment in Dome was $52.8 million. The Company's proportionate share of Dome's net assets exceeded its total investment by $63.8 million and is not amortized. For the year ended December 31, 2018, the Company recorded the allocable share of Dome’s net income in its consolidated statements of operations and as an adjustment to the invested balance.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $35.6 million for the year ended December 31, 2018. As of December 31, 2018, the Company has $13.1 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's consolidated balance sheet.
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
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the Company's Senior Notes was $500.1 million and $526.3 million as of December 31, 2018 and 2017. The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of the interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.

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
In February 2016, the FASB issued ASU 2016-02, which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The Company adopted this ASU and related amendments on January 1, 2019 and has elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company has implemented a new lease system in connection with the adoption of this ASU. The Company estimates the adoption of ASU 2016-02 will result in the recognition of right-of-use assets of approximately $500 million to $700 million and lease liabilities for operating leases of approximately $600 million to $800 million on its consolidated balance sheets as of the date of adoption. The difference between the leased assets and lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets. The Company does not expect a material impact to its consolidated statements of operations.

Recently Adopted Accounting Standards
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018. The Company elected to early adopt ASU 2018-07 effective October 1, 2018. There was no impact to the consolidated financial statements.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that, subject to an accounting policy election, taxes on GILTI inclusions can either be accounted for in deferred taxes or treated as period costs. The Company has elected to treat taxes on GILTI inclusions as period costs and recognized income tax expense of $4.0 million on GILTI inclusions for the period ended December 31, 2018.
In November 2016, the FASB issued ASU 2016-18, which reduced diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the provisions under this ASU on January 1, 2018 on a retrospective basis. This resulted in an increase in beginning of period and end of period cash and cash equivalents. Restricted cash was $5.7 million and $2.3 million as of December 31, 2017, and 2016, respectively, and therefore resulted in an increase to the cash flows from operating activities section to the Consolidated Statement of Cash Flows of $3.4 million and $2.3 million for the years ended December 31, 2017, and 2016, respectively.
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
On the Company’s consolidated balance sheet, reserves for returns, allowances, discounts and markdowns will be included within customer refund liability, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns will be included within prepaid expenses and other current assets. On the Company’s consolidated statement of operations, certain costs associated with the Company’s customer support program for its wholesale customers will now be recorded in cost of goods sold. Additionally, certain free of charge product offered with a purchase will be recorded in cost of goods sold. Previously, both of these costs were recorded in selling, general and administrative expenses. Had the Company not adopted the provisions under this ASU, its consolidated balance sheet as of December 31, 2018, its consolidated statement of operations for the year ended December 31, 2018, and its consolidated statement of cash flows for the year ended December 31, 2018 would have been presented as follows:

	December 31, 2018 (As Presented)	ASC 606 Adjustments	December 31, 2018 (As Adjusted)
Assets
Current assets
Cash and cash equivalents	$557,403	$—	$557,403
Accounts receivable, net	652,546	(188,963)	463,583
Inventories	1,019,496	2,174	1,021,670
Prepaid expenses and other current assets	364,183	(113,948)	250,235
Total current assets	2,593,628	(300,737)	2,292,891
Non-current assets	1,651,394	1,293	1,652,687
Total assets	$4,245,022	$(299,444)	$3,945,578
Liabilities and Stockholders' Equity
Current liabilities
Revolving credit facility, current	$—	$—	$—
Accounts payable	560,884	—	560,884
Accrued expenses	340,415	—	340,415
Customer refund liability	301,421	(301,421)	—
Current maturities of long term debt	25,000	—	25,000
Other current liabilities	88,257	5,265	93,522
Total current liabilities	1,315,977	(296,156)	1,019,821
Non-current liabilities	912,174	—	912,174
Total liabilities	2,228,151	(296,156)	1,931,995
Stockholders' equity	2,016,871	(3,288)	2,013,583
Total liabilities and stockholders' equity	$4,245,022	$(299,444)	$3,945,578

	Year Ended December 31, 2018 (As Presented)	ASC 606 Adjustments	Year Ended December 31, 2018 (As Adjusted)
Net revenues	$5,193,185	$888	$5,194,073
Cost of goods sold	2,852,714	4,904	2,857,618
Gross profit	2,340,471	(4,016)	2,336,455
Selling, general and administrative expenses	2,182,339	(4,333)	2,178,006
Restructuring and impairment charges	183,149	—	183,149
Income (loss) from operations	(25,017)	317	(24,700)
Interest expense, net	(33,568)	—	(33,568)
Other expense, net	(9,203)	—	(9,203)
Income (loss) before income taxes	(67,788)	317	(67,471)
Income tax benefit	(20,552)	(96)	(20,456)
Income from equity method investment	934	—	934
Net income (loss)	$(46,302)	$221	$(46,081)
Basic net income (loss) per share of Class A, B and C common stock	$(0.10)	—	$(0.10)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.10)	—	$(0.10)

	December 31, 2018 (As Presented)	ASC 606 Adjustments	December 31, 2018 (As Adjusted)
Cash flows from operating activities
Net income (loss)	$(46,302)	$221	$(46,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	181,768	—	181,768
Unrealized foreign currency exchange rate (gains) losses	14,023	—	14,023
Loss on disposal of property and equipment	4,256	—	4,256
Impairment charges	9,893	—	9,893
Amortization of bond premium	254	—	254
Stock-based compensation	41,783	—	41,783
Excess tax benefit (loss) from stock-based compensation arrangements	—	—	—
Deferred income taxes	(38,544)	96	(38,448)
Changes in reserves and allowances	(234,998)	189,163	(45,835)
Changes in operating assets and liabilities:
Accounts receivable	186,834	(934)	185,900
Inventories	109,919	571	110,490
Prepaid expenses and other assets	(107,855)	115,979	8,124
Accounts payable	26,413	—	26,413
Customer refund liability	305,141	(305,141)	—
Accrued expenses and other liabilities	134,594	45	134,639
Income taxes payable and receivable	41,051	—	41,051
Net cash provided by operating activities	628,230	—	628,230
Cash flows from investing activities
Net cash used in investing activities	(202,904)	—	(202,904)
Cash flows from financing activities
Net cash provided by (used in) financing activities	(189,868)	—	(189,868)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,467	—	12,467
Net increase in cash, cash equivalents and restricted cash	247,925	—	247,925
Cash, cash equivalents and restricted cash
Beginning of period	318,135	—	318,135
End of period	$566,060	$—	$566,060

3. Restructuring and Impairment
As previously announced, in both 2017 and 2018, the Company's Board of Directors approved restructuring plans (the "2018 restructuring plan" and "2017 restructuring plan") designed to more closely align its financial resources with the critical priorities of the business and optimize operations. The Company recognized approximately $203.9 million of pre-tax charges in connection with the 2018 restructuring plan and approximately $129.1 million of pre-tax charges in connection with the 2017 restructuring plan, inclusive of $28.6 million of restructuring related goodwill impairment charges for our Connected Fitness business.
Property and equipment impairment
As a part of the 2018 and 2017 restructuring plans, the Company abandoned the use of several assets included within Property and equipment, resulting in an impairment charge of $12.1 million and $30.7 million during the years ended December 31, 2018 and 2017, respectively, reducing the carrying value of these assets to their estimated fair values. Fair value was estimated using an income-approach based on management’s forecast of future cash flows expected to be derived from the asset's use.
Intangible asset impairment
In connection with the 2017 restructuring plan, strategic decisions were made during the third quarter of 2017 to abandon the use of certain intangible assets in the Company's Connected Fitness reporting unit. These intangible assets included technology and brand names, resulting in total intangible asset impairment charges of $12.1 million, reducing the carrying value of these assets to their estimated fair values. Fair value was estimated using an income-approach based on management’s forecast of future cash flows expected to be derived from the asset's use.
Goodwill impairment
In addition, the Company also made the strategic decision to not pursue certain other planned future revenue streams in connection with the 2017 restructuring plan. The Company determined sufficient indication existed to trigger the performance of an interim goodwill impairment for the Company’s Connected Fitness reporting unit. Using updated cash flow projections, the Company calculated the fair value of the Connected Fitness reporting unit based on the discounted cash flows model. The carrying value exceeded the fair value, resulting in an impairment of goodwill. As the excess of the carrying value for the Connected Fitness reporting unit was greater than the goodwill for this reporting unit, the Company recorded goodwill impairment of $28.6 million, which represented all of the goodwill for this reporting unit.
The summary of the costs incurred during the years ended December 31, 2018 and 2017, in connection with the 2018 and 2017 restructuring plans, respectively, are as follows:

(In thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Costs recorded in cost of goods sold:
Inventory write-offs	$20,801	$5,077
Total cost recorded in cost of goods sold	20,801	5,077

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	12,146	30,677
Intangible asset impairment	—	12,054
Goodwill impairment	—	28,647
Employee related costs	9,949	14,572
Contract exit costs	114,126	12,029
Other restructuring costs	46,927	26,070
Total costs recorded in restructuring and impairment charges	183,148	124,049
Total restructuring, impairment and restructuring related costs	$203,949	$129,126

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 Restructuring Plan is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2018	$4,555	$2,848	$3,000
Additions charged to expense	9,949	109,127	20,504
Cash payments charged against reserve	(5,579)	(30,006)	(18,628)
Changes in reserve estimate	(393)	(10,613)	—
Balance at December 31, 2018	$8,532	$71,356	$4,876

4. Property and Equipment, Net
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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $1.9 million and $2.1 million as of December 31, 2018 and 2017, respectively.
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
As part of the Company's 2018 and 2017 restructuring plans, the Company abandoned the use of several assets included within Property and equipment, resulting in an impairment charge of $12.1 million and $30.7 million during the years ended December 31, 2018 and 2017, respectively, reducing the carrying value of these assets to their estimated fair values.
Property and equipment consisted of the following:

	December 31,
(In thousands)	2018	2017
Leasehold and tenant improvements	$446,330	$431,761
Furniture, fixtures and displays	218,930	204,926
Buildings	48,230	47,625
Software	286,014	232,660
Office equipment	121,202	98,802
Plant equipment	138,867	144,484
Land	83,626	83,574
Construction in progress	136,916	148,488
Other	2,348	20,438
Subtotal property and equipment	1,482,463	1,412,758
Accumulated depreciation	(655,595)	(526,984)
Property and equipment, net	$826,868	$885,774
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $173.4 million, $164.3 million and $130.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Goodwill and Intangible Assets, Net
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2016	$317,323	$99,245	$77,586	$42,436	$27,001	$563,591
Effect of currency translation adjustment	1,132	11,910	3,737	2,305	1,646	$20,730
Impairment	—	—	—	—	(28,647)	(28,647)
Balance as of December 31, 2017	318,455	111,155	81,323	44,741	—	555,674
Effect of currency translation adjustment	(955)	(6,332)	(1,913)	20	—	(9,180)
Balance as of December 31, 2018	$317,500	$104,823	$79,410	$44,761	$—	$546,494

As of December 31, 2018, the Company's goodwill had an aggregate carrying value of $546.5 million. The Company performed its annual impairment testing in the fourth quarter of 2018. As of our annual impairment test, no impairment of goodwill was identified and the fair value of each reporting unit substantially exceeded its carrying value, with the exception of the Latin America reporting unit. The fair value of the Latin America reporting unit exceeded its carrying value by 14%. Holding all other assumptions used in the fair value measurement of the Latin America reporting unit constant, a 1% point increase in the weighted-average cost of capital would eliminate the headroom; whereas, a reduction in the growth rate of revenue by 1% point would still result in excess fair value over carrying value. No events occurred during the period ended December 31, 2018 that indicated it was more likely than not that goodwill was impaired.
Refer to Note 3 of the consolidated financial statements for further discussion of goodwill impairment recognized in 2017, in connection with the 2017 restructuring plan.
The following table summarizes the Company’s intangible assets as of the periods indicated:

		December 31, 2018				December 31, 2017
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Intangible assets subject to amortization:
User base	10	$48,326	$(18,456)	$—	$29,870	$48,561	$(13,499)	$—	$35,062
Technology	5-7	2,536	(386)	—	2,150	19,611	(9,524)	(10,087)	—
Customer relationships	2-3	9,851	(9,851)	—	—	9,527	(9,527)	—	—
Trade name	4-5	—	—	—	—	7,653	(5,686)	(1,967)	—
Nutrition database	10	4,500	(1,706)	—	2,794	4,500	(1,256)	—	3,244
Lease-related intangible assets	1-15	6,114	(3,633)	—	2,481	3,896	(3,232)	—	664
Other	5-10	1,376	(1,128)	—	248	1,353	(892)	—	461
Total		$72,703	$(35,160)	$—	$37,543	$95,101	$(43,616)	$(12,054)	$39,431
Indefinite-lived intangible assets					4,250				7,564
Intangible assets, net					$41,793				$46,995
In connection with the Company's sale of the Brazil subsidiary, the Company sold certain indefinite-lived intangible assets in 2018, which resulted in a reduction to the net carrying amount of the Company's indefinite-lived intangible assets.
 Refer to Note 3 of the consolidated financial statements for further discussion of intangible asset impairment recognized in 2017, in connection with the 2017 restructuring plan.
Amortization expense, which is included in selling, general and administrative expenses, was $6.1 million, $8.2 million and $13.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2018:

(In thousands)
2019	$6,691
2020	6,564
2021	6,235
2022	6,119
2023	5,614
2024 and thereafter	6,320
Amortization expense of intangible assets	$37,543

6. Credit Facility and Other Long Term Debt
Credit Facility
The Company is party to a credit agreement that provides revolving commitments for up to $1.25 billion of borrowings, as well as term loan commitments, in each case maturing in January 2021. As of December 31, 2018 there were no amounts outstanding under the revolving credit facility and $136.3 million of term loan borrowings remained outstanding. In January 2019, the Company prepaid the full outstanding balance of $136.3 million on the term loan, without penalty.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof, will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of December 31, 2018.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2018, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans was 3.2% and 2.2% during the years ended December 31, 2018 and 2017, respectively. The weighted average interest rate under the revolving credit facility borrowings was 3.0% and 2.2% during the years ended December 31, 2018 and 2017, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2018, the commitment fee was 15 basis points. Since inception, the Company incurred and deferred $3.9 million in financing costs in connection with the credit agreement.
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

Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. In July 2018, this loan was paid in full, without penalties, using borrowings under the Company's revolving credit facility. As of December 31, 2017, the outstanding balance on the loan was $40.0 million.
The following are the scheduled maturities of long term debt as of December 31, 2018:

(In thousands)
2019	$25,000
2020	25,000
2021	86,250
2022	—
2023	—
2024 and thereafter	600,000
Total scheduled maturities of long term debt	$736,250

Current maturities of long term debt	$25,000
All scheduled maturities noted in the years 2019 through 2021 in the table above relate to the Company's term loan, which was prepaid in full in January 2019.
Interest expense, net was $33.6 million, $34.5 million, and $26.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $1.5 million, $1.3 million, and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

7. Commitments and Contingencies
Obligations Under Operating Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2033, excluding extensions at the Company’s option, and include provisions for rental adjustments. The table below includes executed lease agreements for brand and factory house stores that the Company did not yet occupy as of December 31, 2018 and does not include contingent rent the Company may incur at its stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. The following is a schedule of future minimum lease payments for non-cancelable real property and equipment operating leases as of December 31, 2018 as well as significant operating lease agreements entered into during the period after December 31, 2018 through the date of this report:

(In thousands)
2019	$142,648
2020	148,171
2021	154,440
2022	141,276
2023	128,027
2024 and thereafter	699,262
Total future minimum lease payments	$1,413,824
Included in selling, general and administrative expense was rent expense of $152.7 million, $141.2 million and $109.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $14.2 million, $15.5 million and $13.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2018, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2018 through the date of this report:

(In thousands)
2019	$126,221
2020	106,782
2021	101,543
2022	98,353
2023	91,337
2024 and thereafter	210,634
Total future minimum sponsorship and other payments	$734,869
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
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint. On September 19, 2018, the Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. The lead plaintiff filed a Second Amended Complaint on November 16, 2018, naming the Company and Mr. Plank as the remaining defendants. The Company and the defendant filed a motion to dismiss on January 17, 2019, which is still pending with the Court. The Company continues to believe that the claims previously asserted in the Consolidated Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
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
In June and July 2018, three additional purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen et al. v. Plank et al. (filed July 23, 2018)). These complaints name Mr. Plank, certain other members of the Company’s Board of Directors and former executives as defendants and name the Company as a nominal defendant. The complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company's products and stock sales by certain individual defendants. All three complaints assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. The Kenney complaint also makes allegations similar to those in the King and Mioduszewski complaints discussed above regarding the Company’s purchase of parcels from entities controlled by Mr. Plank through Sagamore and asserts a claim of corporate waste against the individual defendants. These complaints assert similar damages to the damages sought in the Mioduszewski complaint. In each of the Kenney, Luger and Andersen matters, the parties have filed joint motions to stay the litigation pending resolution of the motion to dismiss the Second Amended Complaint in the In re Under Armour Securities Litigation matter.
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
Data Incident
In early 2018, an unauthorized third party acquired data associated with the Company’s Connected Fitness users’ accounts for the Company’s MyFitnessPal application and website. A consumer class action lawsuit has been filed against the Company in connection with this incident, and the Company has received inquiries regarding the incident from certain government regulators and agencies. The Company does not currently consider these matters to be material and believes its insurance coverage will provide coverage should any significant expense arise.
8. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2018 of 400.0 million shares and 34.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2018			December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 14)	—	19,531	—	—	(6,818)	—
Interest rate swap contracts (see Note 14)	—	1,567	—	—	1,088	—
TOLI policies held by the Rabbi Trust	—	5,328	—	—	5,756	—
Deferred Compensation Plan obligations	—	(6,958)	—	—	(7,971)	—
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
As of December 31, 2018 and 2017, the fair value of the Company's Senior Notes was $500.1 million and $526.3 million. The carrying value of the Company's other long term debt approximated its fair value as of December 31, 2018 and 2017. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

10. Provision for Income Taxes
The United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to the Company's provision for income taxes as of December 31, 2017 and December 31, 2018. The Tax Act included a number of changes to existing U.S. tax laws that impact the Company, including the reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company's foreign subsidiaries to U.S. taxation. The Tax Act provided for a one-time transition tax on indefinitely reinvested foreign earnings as well as prospective changes which have impacted the Company beginning in 2018, including the elimination of certain domestic deductions, additional limitations on executive compensation deductions, and taxation of global intangible low-taxed income (“GILITI”).
The Company recognized the estimated income tax effects of the Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act. The changes to U.S. tax laws as a result of the Tax Act, which had the most significant impact on the Company’s provision for income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $24.9 million increase in income tax expense for the year ended December 31, 2017 and a corresponding provisional $24.9 million decrease in net deferred tax assets as of December 31, 2017. The Company completed the accounting for re-measurement of its deferred tax assets and liabilities as of December 31, 2018, and recorded a benefit of $10.5 million to income tax expense and a corresponding $10.5 million increase in net deferred tax assets as of December 31, 2018. The cumulative impact to the Company’s provision for income tax expense in 2017 and 2018 for the re-measurement of the Company’s deferred tax assets and liabilities as result of the Tax Act was $14.4 million.
Transition Tax on Foreign Earnings
The Company recognized a provisional income tax expense of $13.9 million for the year ended December 31, 2017 related to the one-time transition tax on indefinitely reinvested foreign earnings. The Company completed its computation of transition tax liability in 2018 and recognized additional income tax expense of $12.0 million for the year ended December 31, 2018. The cumulative impact to the Company’s provision for income tax expense in 2017 and 2018 for the one-time transition tax on indefinitely reinvested foreign earnings as result of the Tax Act was $25.9 million.
Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Income (loss) before income taxes
United States	$(121,396)	$(131,475)	$251,321
Foreign	53,608	121,166	136,961
Total	$(67,788)	$(10,309)	$388,282
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current
Federal	$(15,005)	$(46,931)	$116,637
State	3,253	(8,336)	29,989
Other foreign countries	34,975	34,005	32,394
	23,223	(21,262)	179,020
Deferred
Federal	(27,808)	51,447	(35,748)
State	(6,202)	12,080	(10,658)
Other foreign countries	(9,765)	(4,314)	(1,311)
	(43,775)	59,213	(47,717)
Provision for income taxes	$(20,552)	$37,951	$131,303
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2018		2017		2016
U.S. federal statutory income tax rate	$(14,235)	21.0%	$(3,608)	35.0%	$135,899	35.0%
State taxes, net of federal tax impact	(6,715)	9.9%	(9,537)	92.5%	9,447	2.4%
Unrecognized tax benefits	(7,598)	11.2%	1,178	(11.4)%	4,377	1.1%
Permanent tax benefits/nondeductible expenses	5,609	(8.2)%	2,246	(21.8)%	(5,177)	(1.3)%
Intercompany asset sale	(18,834)	27.8%	—	—%	—	—%
Goodwill impairment	—	—%	8,522	(82.7)%	—	—%
Foreign rate differential	(12,294)	18.1%	(25,563)	248.0%	(25,768)	(6.6)%
Valuation allowances	33,058	(48.8)%	29,563	(290.3)%	8,798	2.3%
Impacts related to Tax Act	1,536	(2.3)%	38,833	(376.7)%	—	—%
Other	(1,079)	1.6%	(3,683)	39.2%	3,727	0.9%
Effective income tax rate	$(20,552)	30.3%	$37,951	(368.2)%	$131,303	33.8%

The 2018 full year effective tax rate, as compared to 2017, is positively impacted by a one-time tax benefit recorded in 2018 for an intercompany intangible asset sale and the decrease in one-time expense charges due to the Tax Act. These positive impacts were partially offset by the impact of the decrease in the U.S. federal rate applied to U.S. pre-tax losses in 2018.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2018	2017
Deferred tax asset
Reserves and accrued liabilities	$47,509	$20,500
Allowance for doubtful accounts and sales return reserves	28,620	52,745
U.S. net operating loss carryforward	23,818	13,382
Foreign net operating loss carry-forwards	23,164	34,542
Intangible assets	21,886	—
Tax basis inventory adjustment	20,165	30,531
Deferred rent	17,555	18,735
Stock-based compensation	14,119	19,002
Foreign tax credit carry-forwards	10,274	11,918
Inventory obsolescense reserves	8,529	5,241
State tax credits, net of federal impact	8,432	8,555
Other	2,209	4,340
Total deferred tax assets	226,280	219,491
Less: valuation allowance	(72,710)	(73,544)
Total net deferred tax assets	153,570	145,947

Deferred tax liability
Property, plant and equipment	(27,480)	(43,924)
Prepaid expenses	(11,058)	(18,336)
Other	(4,041)	(1,218)
Total deferred tax liabilities	(42,579)	(63,478)
Total deferred tax assets, net	$110,991	$82,469
All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the current assumptions, judgments and estimates.
A significant portion of the Company's deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to the Company's challenged U.S. results, the Company has incurred significant pre-tax losses in these jurisdictions in 2017 and 2018. Based on these factors, the Company has evaluated its ability to utilize these deferred tax assets in future years. In evaluating the recoverability of these deferred tax assets at December 31, 2018, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•2018 taxable income in the U.S. and certain state jurisdictions;
•No material definite lived tax attributes subject to future expiration;
•No history of U.S. federal and state tax attributes expiring unused;
•Three year cumulative U.S. federal and state pre-tax income plus tax permanent differences;
•Relatively low values of pre-tax income required to realize deferred tax assets relative to historic income levels;
•Restructuring plans undertaken in 2017 and 2018 to improve future profitability;
•Availability of prudent and feasible tax planning strategies;
•Reversal of deferred tax liabilities and timing thereof.

Negative
•Inherent challenges in forecasting future pre-tax earnings which rely, in part, on improved profitability from the Company's restructuring efforts;
•The continuing challenge of changes in the U.S. consumer retail business environment;

Based on all available evidence considered, the Company believes it is more likely than not, that the majority of the U.S. federal and state deferred tax assets recorded will ultimately be realized. However, as of December 31, 2018, the Company is not able to forecast the utilization of some of the deferred tax assets associated with state net operating loss carryforwards, certain deferred tax assets associated with state tax credit carryforwards, and certain other state deferred tax assets. As of December 31, 2018, a valuation allowance of $33.8 million was recorded against net state deferred tax assets, primarily comprised of $23.8 million in deferred tax assets associated with $376.9 million in state net operating loss carryforwards and $8.4 million in deferred tax assets associated with state tax credits, net of federal impact. The majority of state net operating losses and state tax credit carryforwards are definite lived and will begin to expire in 3 to 20 years.
Additionally, as of December 31, 2018, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other foreign deferred tax assets. As of December 31, 2018, a valuation allowance of $38.9 million was recorded against net foreign deferred tax assets, primarily comprised of $23.2 million in deferred tax assets associated with approximately $94.8 million in foreign net operating loss carryforwards and $10.3 million in deferred tax assets associated with foreign tax credit carryforwards. While the majority of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, a portion are definite lived and will begin to expire in 5 to 12 years.
As of December 31, 2018, approximately $165.1 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $633.6 million. The majority of these earnings were subject to U.S. federal income tax as part of the one-time transition tax on indefinitely reinvested foreign earnings required by the Tax Act. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. The Company will continue to permanently reinvest these earnings, as well as future earnings from foreign subsidiaries, to fund international growth and operations. If the Company were to repatriate indefinitely reinvested foreign funds, the Company would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
As of December 31, 2018 and 2017, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $60.0 million and $55.3 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Beginning of year	$51,815	$64,359	$42,611
Increases as a result of tax positions taken in a prior period	1,978	457	661
Decreases as a result of tax positions taken in a prior period	(1,600)	(40)	—
Increases as a result of tax positions taken during the current period	12,802	14,580	26,482
Decreases as a result of settlements during the current period	—	(13,885)	—
Reductions as a result of a lapse of statute of limitations during the current period	(9,140)	(13,656)	(5,395)
End of year	$55,855	$51,815	$64,359
As of December 31, 2018, $43.1 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2018, 2017 and 2016, the liability for unrecognized tax benefits included $4.2 million, $3.5 million and $6.1 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded $1.9 million, $1.6 million and $3.1 million, respectively, for the accrual of interest and penalties in its consolidated statements of operations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for the 2015 and 2016 tax years. The majority of the Company's returns for years before 2015 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.

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

11. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Numerator
Net income	$(46,302)	$(48,260)	$256,979
Adjustment payment to Class C capital stockholders	—	—	59,000
Net income available to all stockholders	$(46,302)	$(48,260)	$197,979

Denominator - Class A and B Shares
Weighted average common shares outstanding	221,001	219,254	217,707
Effect of dilutive securities	—	—	4,237
Weighted average common shares and dilutive securities outstanding	221,001	219,254	221,944
Earnings per share Class A and B — basic	$(0.10)	$(0.11)	$0.45
Earnings per share Class A and B — diluted	$(0.10)	$(0.11)	$0.45

Denominator - Class C Shares
Weighted average common shares outstanding	224,814	221,475	218,623
Effect of dilutive securities	—	—	4,281
Weighted average common shares and dilutive securities outstanding	224,814	221,475	222,904
Earnings per share Class C — basic	$(0.10)	$(0.11)	$0.72
Earnings per share Class C — diluted	$(0.10)	$(0.11)	$0.71
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, restricted stock units and warrants representing 129.3 thousand, 256.3 thousand and 114.0 thousand shares of Class A common stock outstanding for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. Stock options, restricted stock units and warrants representing 3.2 million, 4.7 million and 691.6 thousand shares of Class C common stock outstanding for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to five year period. The contractual term for stock options is generally ten years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2025. As of December 31, 2018, 8.0 million Class A shares and 12.2 million Class C shares are available for future grants of awards under the 2005 Plan.

Total stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $41.8 million, $39.9 million and $46.1 million, respectively. The related tax benefits were $8.9 million, $9.0 million, and $15.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the Company had $99.0 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.76 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2018. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2018, 2.7 million Class A shares and 2.8 million Class C shares are available for future purchases under the ESPP. During the years ended December 31, 2018, 2017 and 2016, 393.8 thousand, 563.9 thousand  and 290.8 thousand shares were purchased under the ESPP, respectively.
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
Stock Options
The weighted average fair value of a stock option granted for the years ended December 31, 2018, 2017 and 2016 was $15.41, $19.04 and $14.87, respectively.  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	2.1%	1.4%
Average expected life in years	6.50	6.50	6.50
Expected volatility	40.4%	39.6%	39.5%
Expected dividend yield	—%	—%	—%

A summary of the Company’s stock options as of December 31, 2018, 2017 and 2016, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2018		2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,782	$12.71	4,265	$9.63	6,008	$7.26
Granted, at fair market value	579	15.41	734	19.04	335	36.05
Exercised	(1,262)	5.53	(1,046)	3.72	(1,763)	3.52
Expired	—	—	—	—	—	—
Forfeited	(367)	35.55	(171)	17.59	(315)	26.26
Outstanding, end of year	2,732	$12.98	3,782	$12.71	4,265	$9.63
Options exercisable, end of year	1,366	$7.70	2,512	$5.85	3,385	$4.30
Included in the table above are 0.3 million and 0.5 million performance-based stock options awarded to the Chief Executive Officer under the 2005 Plan during the years ended December 31, 2018 and 2017, respectively. The performance-based stock options awarded in 2018 and 2017 have weighted average fair values of $15.41 and $19.04, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.
The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $15.2 million, $16.3 million and $63.9 million, respectively.
For the years ended December 31, 2018, 2017, and 2016 income tax benefits related to stock options exercised were $3.0 million, $5.8 million, and $23.7 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2018:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
2,732	$12.98	5.17	$16,148	1,366	$7.70	1.99	$15,708
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2018, 2017 and 2016, and changes during the years then ended is presented below:

	Year Ended December 31,
	2018		2017		2016
(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	9,923	$24.41	6,771	$19.68	6,760	$23.23
Granted	5,165	15.57	7,630	18.84	4,002	35.20
Forfeited	(4,745)	27.43	(2,290)	28.71	(935)	30.35
Vested	(2,059)	24.95	(2,188)	24.78	(3,056)	16.25
Outstanding, end of year	8,284	$18.03	9,923	$24.41	6,771	$19.68
Included in the table above are 0.8 million, 1.9 million and 2.5 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2018, 2017 and 2016, respectively. The performance-based restricted stock units awarded in 2018, 2017 and 2016 have weighted average grant date fair values of $15.60, $18.76, and $35.71, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.

 During the year ended December 31, 2017, the Company deemed the achievement of certain revenue and operating income targets improbable for the performance-based stock options and restricted stock units granted in 2017, and recorded a reversal of expense of $4.2 millions for the three months ended December 31, 2017. During the year ended December 31, 2016, the Company deemed the achievement of certain operating income targets improbable for the performance-based stock options and restricted stock units granted in 2015 and 2016, and recorded reversals of expense of $3.6 million and $8.0 million, respectively, for the three months ended December 31, 2016.
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

13. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $9.9 million, $7.4 million and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Shares of the Company’s Class A Common Stock and Class C common stock are not investment options in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2018 and 2017, the Deferred Compensation Plan obligations were $7.0 million and $8.0 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2018 and 2017, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $5.3 million and $5.8 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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
As of December 31, 2018, the aggregate notional value of the Company's outstanding foreign currency contracts was $671.2 million, which was primarily comprised of Canadian Dollar/U.S. Dollar, Pound Sterling/U.S. Dollar, Euro/U.S. Dollar, Mexican Peso/U.S. Dollar and Chinese Renminbi/U.S. Dollar currency pairs with contract maturities ranging from one to fourteen months. A portion of the Company's foreign currency contracts are not designated as cash flow hedges, and accordingly, changes in their fair value are recorded in earnings. For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income after the maturity of the related derivative and is classified in the same manner as the underlying exposure.
During the years ended December 31, 2018 and 2017, the Company reclassified $1.3 million and $0.4 million, respectively, from other comprehensive income to cost of goods sold related to foreign currency contracts designated as cash flow hedges. The fair value of the Company’s foreign currency contracts was an asset of $19.5 million as of December 31, 2018 and was included in other current assets on the consolidated balance sheet. The fair value of the Company's foreign currency contracts was a liability of $6.8 million as of December 31, 2017 and was included in other current liabilities on the consolidated balance sheet. Refer to Note 9 for a discussion of the fair value measurements. Included in other expense, net were the following amounts related to changes in foreign currency exchange rates and derivative foreign currency contracts:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Unrealized foreign currency exchange rate gains (losses)	$14,023	$29,246	$(12,627)
Realized foreign currency exchange rate gains (losses)	11,462	611	(6,906)
Unrealized derivative gains (losses)	(109)	(1,217)	729
Realized derivative gains (losses)	(14,712)	(26,537)	15,192
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
As of December 31, 2018, the notional value of the outstanding interest rate swap contracts was $118.1 million. During the years ended December 31, 2018 and 2017, the Company recorded a $0.4 million decrease and   $0.9 million increase in interest expense, respectively, representing the effective portion of the contracts reclassified from accumulated other comprehensive income. The fair value of the interest rate swap contracts was an asset of $1.6 million and $1.1 million as of December 31, 2018 and 2017, respectively, and were included in other long term assets on the consolidated balance sheets. In January 2019, the Company settled its interest rate swap contract in connection with the prepayment of our term loan.
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

15. Related Party Transactions
The Company has an operating lease agreement with an entity controlled by the Company’s CEO to lease an aircraft for business purposes. The Company paid $2.0 million in lease payments to the entity for its use of the aircraft during each of the years ended December 31, 2018, 2017 and 2016. No amounts were payable to this related party as of December 31, 2018 and 2017. The Company determined the lease payments were at fair market lease rates.
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
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of December 31, 2018.

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
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure. The majority of corporate service costs within North America have not been allocated to the Company's other segments. As the Company continues to grow its business outside of North America, a larger portion of its corporate overhead costs have begun to support global functions. During 2019, the Company plans to exclude certain corporate costs from its segment profitability measures. The Company believes this presentation will provide the users of its financial statements with increased transparency and comparability of its operating segments.  Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
Disposition of a Subsidiary
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

(In thousands)	Year Ended December 31,
	2018	2017	2016
Net revenues
North America	$3,735,293	$3,802,406	$4,005,314
EMEA	588,580	469,996	330,584
Asia-Pacific	558,160	433,648	268,607
Latin America	190,795	181,324	141,793
Connected Fitness	120,357	101,870	88,450
Intersegment Eliminations	—	—	(1,410)
Total net revenues	$5,193,185	$4,989,244	$4,833,338
Net revenues in the United States were $3,464.0 million, $3,626.6 million, and $3,843.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(In thousands)	Year Ended December 31,
	2018	2017	2016
Operating income (loss)
North America	$(66,305)	$20,179	$408,424
EMEA	(9,379)	17,976	11,420
Asia-Pacific	95,128	82,039	68,338
Latin America	(48,470)	(37,085)	(33,891)
Connected Fitness	4,009	(55,266)	(36,820)
Total operating income (loss)	(25,017)	27,843	417,471
Interest expense, net	(33,568)	(34,538)	(26,434)
Other expense, net	(9,203)	(3,614)	(2,755)
Income (loss) before income taxes	$(67,788)	$(10,309)	$388,282

The operating income (loss) information presented above includes the impact of restructuring, impairment and restructuring related charges related to the Company's 2018 restructuring plan and 2017 restructuring plan. Charges incurred by segment in connection with each of the respective restructuring plans are as follows:

(In thousands)	Year Ended December 31,
	2018	2017
Costs recorded in restructuring and impairment charges:
North America	$140,637	$65,145
EMEA	34,699	1,855
Asia-Pacific	1	112
Latin America	27,107	13,903
Connected Fitness	1,505	48,111
Total restructuring, impairment and restructuring related costs	$203,949	$129,126

Long-lived assets are primarily composed of Property and equipment, net. The Company's long-lived assets by geographic area were as follows:

(In thousands)	Year Ended December 31,
	2018	2017
Long-lived assets
United States	$705,776	$763,477
Canada	11,669	14,077
Total North America	717,445	777,554
Other foreign countries	109,423	108,220
Total long lived assets	$826,868	$885,774

Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Apparel	$3,462,372	$3,287,121	$3,229,142
Footwear	1,063,175	1,037,840	1,010,693
Accessories	422,496	445,838	406,614
Total net sales	4,948,043	4,770,799	4,646,449
Licensing revenues	124,785	116,575	99,849
Connected Fitness	120,357	101,870	88,450
Intersegment Eliminations	—	—	(1,410)
Total net revenues	$5,193,185	$4,989,244	$4,833,338

Net revenues by distribution channel are as follows:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Wholesale	$3,140,235	$3,040,489	$3,132,795
Direct to Consumer	1,807,808	1,730,310	1,513,654
Net Sales	4,948,043	4,770,799	4,646,449
Licensing	124,785	116,575	99,849
Connected Fitness	120,357	101,870	88,450
Intersegment eliminations	—	—	(1,410)
Total net revenues	$5,193,185	$4,989,244	$4,833,338

17. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2018
Net revenues	$1,185,370	$1,174,859	$1,442,976	$1,389,980	$5,193,185
Gross profit	523,453	526,584	665,207	625,227	2,340,471
Income (loss) from operations	(28,661)	(104,875)	118,966	(10,447)	(25,017)
Net income (loss)	$(30,242)	$(95,544)	$75,266	$4,218	$(46,302)
Basic net income (loss) per share of Class A, B and C common stock	$(0.07)	$(0.21)	$0.17	$0.01	$(0.10)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.07)	$(0.21)	$0.17	$0.01	$(0.10)

2017
Net revenues	$1,119,845	$1,091,192	$1,408,991	$1,369,216	$4,989,244
Gross profit	507,937	501,193	648,726	593,558	2,251,414
Income (loss) from operations	7,536	(4,785)	62,180	(37,088)	27,843
Net income (loss)	$(2,272)	$(12,308)	$54,242	$(87,922)	$(48,260)
Basic net income per share of Class A, B and C common stock	$(0.01)	$(0.03)	$0.12	$(0.20)	$(0.11)
Diluted net income (loss) per share of Class C common stock	$(0.01)	$(0.03)	$0.12	$(0.20)	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, as stated in their report which appears herein.
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational on July 5, 2017, in our North America, EMEA, and Connected Fitness operations. We believe the implementation of the systems and related changes to internal controls will enhance our internal controls over financial reporting. We also believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
The next phase of the FMS implementation is planned to become operational in 2019 in our Asia-Pacific operations. We are currently in the process of developing an implementation strategy and roll-out plan for FMS in our Latin America operations over the next several years.
As the phased implementation of this system continues, we will continue to experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. In addition, we believe that our robust assessment provides effective global coverage for key control activities that support our internal controls over financial reporting conclusion. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - Risks and uncertainties associated with the implementation of information systems may negatively impact our business."
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On February 19, 2019, the Board of Directors of Under Armour, Inc. (the “Company”) approved the appointment of Andrew Page to serve as Chief Accounting Officer and principal accounting officer of the Company effective March 1, 2019. Mr. Page reports directly to David Bergman, the Company’s Chief Financial Officer, who currently serves as the Company’s principal financial and principal accounting officer, and will continue to serve as the principal financial officer following Mr. Page’s appointment. Mr. Page, age 49, has served as the Company’s Vice President and Corporate Controller since January 2016, and prior to that served as Senior Director and Global Controller from January 2014 to January 2016. Mr. Page joined the Company in June 2011 as Assistant Controller. Prior to joining the Company, Mr. Page held various controllership roles at FTI Consulting, The AES Corporation, General Electric and Discovery Communications Inc. Mr. Page is a C.P.A. and began his career within the audit and assurance practice at PricewaterhouseCoopers LLP.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2019 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
Code of Ethics
We have a written code of ethics and business conduct in place that applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of our code of ethics and business conduct is available on our website: https://about.underarmour.com/investor-relations/governance. We are required to disclose any change to, or waiver from, our code of ethics and business policy for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 of this Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2019 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to any Form 10-K of the Company below are to the Annual Report on Form 10-K for the related fiscal year. For example, references to the Company’s 2017 Form 10-K are to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

10.01	Credit Agreement, dated May 29, 2014, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication Agent, Bank of America, N.A. SunTrust Bank and Wells Fargo Bank, National Association as Co-Documentation Agents and the other lenders and arrangers party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed June 2, 2014).

10.02	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2015 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 17, 2015).

Exhibit No.
10.03	Amendment No. 2 to the Credit Agreement, dated as of January 22, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed January 22, 2016).

10.04	Amendment No. 3 to the Credit Agreement, dated as of June 7, 2016 (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2016).

10.05	Amendment No. 4 to the Credit Agreement, dated as of February 22, 2018 (incorporated by reference to Exhibit 10.05 of the Company's 2017 Form 10-K).

10.06	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 6, 2013).*

10.07	Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K).*

10.08	Amendment One to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 of the Company’s 2010 Form 10-K).*

10.09	Amendment Two to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.03 of the Company’s 2016 Form 10-K).*

10.10	Amendment and Restatement to the Deferred Compensation Plan.*

10.11	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.04 of the Company’s 2016 Form 10-K).*

10.12	Under Armour, Inc. Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended (the "2005 Plan") (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (Registration No. 333-210844) filed on April 20, 2016).*

10.13	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank.*

10.14	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.12 of the Company's 2017 Form 10-K).*

10.15	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s 2016 Form 10-K).*

10.16	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.14 of the Company's 2017 Form 10-K).*

10.17	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.07 of the Company’s 2016 Form 10-K).*

10.18	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank.*

10.19	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company’s 2017 Form 10-K).*

10.20	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.08 of the Company’s 2016 Form 10-K).*

10.21	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.09 of the Company’s 2014 Form 10-K).*

10.22	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan.*

10.23	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.19 of the Company’s 2017 Form 10-K).*

10.24	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.09 of the Company’s 2016 Form 10-K).*

10.25	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.11 of the Company’s 2014 Form 10-K).*

10.26	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.12 of the Company’s 2013 Form 10-K).*

10.27	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives and the Company (incorporated by reference to Exhibit 10.11 of the Company’s 2016 Form 10-K).*

10.28	Under Armour, Inc. 2017 Non-Employee Director Compensation Plan (the “Director Compensation Plan”) (incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended March 31, 2017).*

10.29	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006).*

10.30	Form of Annual Stock Option Award under the Director Compensation Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed June 6, 2006).*

10.31	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*

10.32	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*

10.33	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*

10.34	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2016).*

10.35	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2018).*

10.36	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Paul Fipps and the Company (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2018).*

10.37	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).

10.38	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

21.01	List of Subsidiaries.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Chief Executive Officer Certification.

31.02	Section 302 Chief Financial Officer Certification.

32.01	Section 906 Chief Executive Officer Certification.

32.02	Section 906 Chief Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
Chairman of the Board of Directors and Chief Executive Officer
 Dated: February 22, 2019
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal accounting and financial officer)
David E. Bergman

/s/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ MOHAMED A. EL-ERIAN	Director
Mohamed A. El-Erian

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ A.B. KRONGARD	Director
A.B. Krongard

/s/ WILLIAM R. MCDERMOTT	Director
William R. McDermott

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders

 Dated: February 22, 2019

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2018	$19,712	$23,534	$(21,022)	$22,224
For the year ended December 31, 2017	11,341	9,520	(1,149)	19,712
For the year ended December 31, 2016	5,930	23,575	(18,164)	11,341
Sales returns and allowances
For the year ended December 31, 2018	$190,794	$247,939	$(301,999)	$136,734
For the year ended December 31, 2017	121,286	285,474	(215,966)	190,794
For the year ended December 31, 2016	72,615	179,445	(130,774)	121,286
Deferred tax asset valuation allowance
For the year ended December 31, 2018	$73,544	$21,221	$(22,055)	$72,710
For the year ended December 31, 2017	37,969	40,282	(4,707)	73,544
For the year ended December 31, 2016	24,043	13,951	(25)	37,969