Form 10-Q
period 2019-03-31
Under Armour, Inc.
filed 2019-05-09
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	UAA	New York Stock Exchange
Class C Common Stock	UA	New York Stock Exchange
(Title of each class)	(Trading Symbols)	(Name of each exchange on which registered)
As of April 30, 2019 there were 188,015,392 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 228,546,551 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$288,726	$557,403	$283,644
Accounts receivable, net	743,677	652,546	805,413
Inventories	875,252	1,019,496	1,148,493
Prepaid expenses and other current assets	299,053	364,183	354,455
Total current assets	2,206,708	2,593,628	2,592,005
Property and equipment, net	810,470	826,868	870,120
Operating lease right-of-use assets	590,984	—	—
Goodwill	548,735	546,494	565,201
Intangible assets, net	40,109	41,793	45,931
Deferred income taxes	114,705	112,420	92,607
Other long term assets	124,361	123,819	98,455
Total assets	$4,436,072	$4,245,022	$4,264,319
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$—	$135,000
Accounts payable	377,401	560,884	470,378
Accrued expenses	268,187	340,415	276,888
Customer refund liabilities	270,612	301,421	353,020
Operating lease liabilities	107,250	—	—
Current maturities of long term debt	—	25,000	27,000
Other current liabilities	70,562	88,257	54,771
Total current liabilities	1,094,012	1,315,977	1,317,057
Long term debt, net of current maturities	590,431	703,834	758,705
Operating lease liabilities, non-current	594,613	—	—
Other long term liabilities	107,209	208,340	170,825
Total liabilities	2,386,265	2,228,151	2,246,587
Commitments and contingencies (See Note 6)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2019, December 31, 2018 and March 31, 2018; 187,979,934 shares issued and outstanding as of March 31, 2019, 187,710,319 shares issued and outstanding as of December 31, 2018, and 185,685,853 shares issued and outstanding as of March 31, 2018.	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2019, December 31, 2018 and March 31, 2018.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2019, December 31, 2018 and March 31, 2018; 228,488,635 shares issued and outstanding as of March 31, 2019, 226,421,963 shares issued and outstanding as of December 31, 2018, and 223,905,097 shares issued and outstanding as of March 31, 2018.	76	75	75
Additional paid-in capital	931,352	916,628	882,721
Retained earnings	1,158,482	1,139,082	1,155,946
Accumulated other comprehensive loss	(40,176)	(38,987)	(21,083)
Total stockholders’ equity	2,049,807	2,016,871	2,017,732
Total liabilities and stockholders’ equity	$4,436,072	$4,245,022	$4,264,319
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenues	$1,204,722	$1,185,370
Cost of goods sold	659,935	661,917
Gross profit	544,787	523,453
Selling, general and administrative expenses	509,528	514,634
Restructuring and impairment charges	—	37,480
Income (loss) from operations	35,259	(28,661)
Interest expense, net	(4,238)	(8,564)
Other income (expense), net	(667)	2,888
Income (loss) before income taxes	30,354	(34,337)
Income tax expense (benefit)	8,131	(4,093)
Income from equity method investment	254	—
Net income (loss)	$22,477	$(30,244)

Basic net income (loss) per share of Class A, B and C common stock	$0.05	$(0.07)
Diluted net income (loss) per share of Class A, B and C common stock	$0.05	$(0.07)

Weighted average common shares outstanding Class A, B and C common stock
Basic	449,749	443,052
Diluted	453,230	443,052
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$22,477	$(30,244)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,990	12,847
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $2,600 and $(348) for the three months ended March 31, 2019 and 2018, respectively.	(9,100)	1,032
Gain on intra-entity foreign currency transactions	1,921	3,249
Total other comprehensive income (loss)	(1,189)	17,128
Comprehensive income (loss)	$21,288	$(13,116)
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	185,257	$61	34,450	$11	222,375	$74	$872,266	$1,184,441	$(38,211)	$2,018,642
Exercise of stock options	91	1	—	—	106	—	1,066	—	—	1,067
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	(84)	—	—	(1,758)	—	(1,758)
Issuance of Class A Common Stock, net of forfeitures	360	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,508	1	1,440	—	—	1,441
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	3,507	—	3,507
Stock-based compensation expense	—	—	—	—	—	—	7,949	—	—	7,949
Comprehensive income (loss)	—	—	—	—	—	—	—	(30,244)	17,128	(13,116)
Balance as of March 31, 2018	185,685	$62	34,450	$11	223,905	$75	$882,721	$1,155,946	$(21,083)	$2,017,732

Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
Exercise of stock options	154	—	—	—	178	—	846	—	—	846
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(10)	—	—	—	(152)	—	—	(3,077)	—	(3,077)
Issuance of Class A Common Stock, net of forfeitures	126	—	—	—		—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,041	1	1,387	—	—	1,388
Stock-based compensation expense	—	—	—	—	—	—	12,491	—	—	12,491
Comprehensive income (loss)	—	—	—	—	—	—	—	22,477	(1,189)	21,288
Balance as of March 31, 2019	187,980	$62	34,450	$11	228,489	$76	$931,352	$1,158,482	$(40,176)	$2,049,807
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$22,477	$(30,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	46,464	46,098
Unrealized foreign currency exchange rate gains	(1,725)	(5,030)
Loss on disposal of property and equipment	1,008	159
Impairment charges	—	2,248
Amortization of bond premium	63	63
Stock-based compensation	12,493	8,137
Deferred income taxes	(1,514)	(10,645)
Changes in reserves and allowances	(9,655)	(251,194)
Changes in operating assets and liabilities:
Accounts receivable	(87,042)	53,703
Inventories	156,880	16,697
Prepaid expenses and other assets	54,198	(83,917)
Other non-current assets	21,594	(731)
Accounts payable	(178,428)	(66,894)
Accrued expenses and other liabilities	(99,505)	(3,933)
Customer refund liability	(32,168)	350,312
Income taxes payable and receivable	5,071	(2,805)
Net cash provided by (used in) operating activities	(89,789)	22,024
Cash flows from investing activities
Purchases of property and equipment	(35,911)	(55,930)
Net cash used in investing activities	(35,911)	(55,930)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	25,000	165,000
Payments on long term debt and revolving credit facility	(161,250)	(161,750)
Cash paid for hedge settlement	(1,566)	—
Employee taxes paid for shares withheld for income taxes	(3,077)	(1,758)
Proceeds from exercise of stock options and other stock issuances	2,232	2,318
Payments of debt financing costs	(3,024)	(11)
Other financing fees	50	—
Net cash provided by (used in) financing activities	(141,635)	3,799
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(569)	2,157
Net decrease in cash, cash equivalents and restricted cash	(267,904)	(27,950)
Cash, cash equivalents and restricted cash
Beginning of period	566,060	318,135
End of period	$298,156	$290,185

Non-cash investing and financing activities
Change in accrual for property and equipment	(8,979)	(27,641)
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
 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (the “2018 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other portions thereof.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's unaudited consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets to the unaudited consolidated statements of cash flows.

(In thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$288,726	$557,403	$283,644
Restricted cash	9,430	8,657	6,541
Total Cash, cash equivalents and restricted cash	$298,156	$566,060	$290,185
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition. None of the Company's customers accounted for more than 10% of accounts receivable as of March 31, 2019 and December 31, 2018. One of the Company's customers accounted for 11% of accounts receivable as of March 31, 2018. For the three months ended March 31, 2019 and March 31, 2018, no customer accounted for more than 10% of the Company's net revenues.
Sale of Accounts Receivable
In 2018, the Company entered into agreements with two financial institutions to sell selected accounts receivable on a recurring, non-recourse basis. Under each agreement, the Company may sell up to $150.0 million and $140.0 million, respectively, provided the accounts receivable of certain customers cannot be outstanding simultaneously with both institutions. Balances may remain outstanding at any point in time. The Company removes the sold accounts receivable from the unaudited consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institutions.

As of March 31, 2019 and December 31, 2018, there were no amounts outstanding. As of March 31, 2018, there was $55.6 million outstanding. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the consolidated statement of operations.
Allowance for Doubtful Accounts
As of March 31, 2019, December 31, 2018, and March 31, 2018, the allowance for doubtful accounts was $21.0 million, $22.2 million and $19.8 million, respectively.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet.
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses on the Company's unaudited consolidated balance sheets. As of March 31, 2019, December 31, 2018, and March 31, 2018, contract liabilities was $55.6 million, $55.0 million and $25.7 million, respectively.
For the three months ended March 31, 2019, the Company recognized $19.2 million of revenue that was previously included in contract liabilities as of December 31, 2018. For the three months ended March 31, 2018, the Company recognized $9.6 million of revenue that was previously included in contract liabilities as of December 31, 2017. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
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
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $21.7 million and $23.6 million for the three months ended March 31, 2019 and 2018, respectively.
Equity Method Investment
On April 23, 2018, the Company invested ¥4.2 billion or $39.2 million in exchange for an additional 10% common stock ownership in Dome Corporation ("Dome"), the Company's Japanese licensee. This additional investment brings the Company's total investment in Dome's common stock to 29.5%, from 19.5%. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome.
As of March 31, 2019, the carrying value of the Company’s total investment in Dome was $53.1 million. The Company's proportionate share of Dome's net assets exceeded its total investment by $63.8 million and is not amortized. For the three months ended March 31, 2019, the Company recorded the allocable share of Dome’s net income in its consolidated statements of operations and as an adjustment to the invested balance.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $6.5 million for the three months ended March 31, 2019. As of March 31, 2019, the Company has $6.5 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited consolidated balance sheets.

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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, an update that amends and simplifies certain aspects of hedge accounting rules to increase transparency of the impact of risk management activities in the financial statements. The Company adopted this ASU on January 1, 2019. There was no material impact to the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The Company adopted this ASU and related amendments on January 1, 2019, and has elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing leases and whether existing land easements and rights of way, which were not previously accounted for as leases, are leases. The Company implemented a new lease systems in connection with the adoption of this ASU. The Company recognized operating lease right-of-use assets of $591 million and operating lease liabilities of $702 million on the Company's unaudited consolidated balance sheets as of March 31, 2019. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets. There was no material impact to the consolidated statements of operations and no cumulative earnings effect adjustment upon adoption.

3. Restructuring and Impairment
As previously announced, in both 2017 and 2018, the Company's Board of Directors approved restructuring plans (the "2017 restructuring plan" and the "2018 restructuring plan") designed to more closely align its financial resources with the critical priorities of the business and optimize operations. All restructuring charges under the plans were incurred by December 31, 2018.
The summary of the costs incurred during the three months ended March 31, 2018 in connection with the 2018 restructuring plan is as follows:

(In thousands)	Three Months Ended March 31, 2018
Costs recorded in cost of goods sold:
Inventory write-offs	$7,474
Total costs recorded in cost of goods sold	7,474

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	2,248
Other restructuring costs	9,882
Contract exit costs	25,350
Total costs recorded in restructuring and impairment charges	37,480
Total restructuring, impairment and restructuring related costs	$44,954

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 restructuring plans is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2019	$8,532	$71,356	$4,876
Additions charged to expense	—	—	—
Cash payments charged against reserve	(2,641)	(12,030)	(4,794)
Reclassification to operating lease liabilities (1)	—	(30,572)	—
Changes in reserve estimate	—	—	—
Balance at March 31, 2019	$5,891	$28,754	$82
(1) Certain restructuring reserves have been reclassified to operating lease liabilities on the unaudited consolidated balance sheets in connection with the adoption of ASU 2016-02.

4. Leases
The Company leases warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.

Right-of-use assets and lease liabilities are established on the unaudited consolidated balance sheets for leases with an expected term greater than one year. As the rate implicit in the lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. Leases with an initial term of 12 months or less are not recorded on the unaudited consolidated balance sheets.
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative was operating lease costs of $37.1 million for the three months ended March 31, 2019, under non-cancelable operating lease agreements.
Variable lease payments primarily consist of payments dependent on sales in brand and factory house stores. Short-term and variable lease payments are recorded in selling, general, and administrative expenses and are not material. There are no residual value guarantees that exist and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

Three Months Ended March 31, 2019
Weighted average remaining lease term (in years)	7.35
Weighted average discount rate	4.30

Supplemental cash flow and other information related to leases was as follows:

(In thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$17,563
Leased assets obtained in exchange for new operating lease liabilities	$3,344
Maturities of lease liabilities are as follows:

(In thousands)
2019	$102,405
2020	127,794
2021	116,823
2022	105,106
2023	91,717
2024 and thereafter	280,700
Total lease payments	$824,545
Less: Interest	122,709
Total lease obligations	$701,836
As of March 31, 2019, the Company has additional operating lease obligations that have not yet commenced of approximately $341.6 million for brand and factory house stores to be delivered in 2020 with lease terms up to 15 years.
The following is a schedule of future minimum lease payments for non-cancelable real property and equipment operating leases as of December 31, 2018, as well as significant operating lease agreements entered into during the period after December 31, 2018 through the date of the 2018 Form 10-K:

(In thousands)
2019	$142,648
2020	148,171
2021	154,440
2022	141,276
2023	128,027
2024 and thereafter	699,262
Total future minimum lease payments	$1,413,824

5. Long Term Debt
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (the "credit agreement"), amending and restating the Company's prior credit agreement. The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.25 billion of borrowings, but no term loan borrowings, which were provided for under the prior credit agreement. As of March 31, 2019, there were no amounts outstanding under the revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million of term loan borrowings outstanding. In January 2019, the Company prepaid the outstanding balance of $136.3 million on its term loans, without penalty.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of March 31, 2019.
The credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions, as well as financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios. As of March 31, 2019, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings were 3.6% and 2.8% during the three months ended March 31, 2019 and 2018, respectively. The weighted average interest rate under the outstanding term loan was 2.8% during the three months ended March 31, 2018. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2019, the commitment fee was 15.0 basis points. The Company incurred and deferred $3.5 million in financing costs in connection with the credit agreement.
3.250% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Notes”). Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Notes at any time, or from time to time, at redemption prices described in the indenture governing the Notes. The indenture governing the Notes contains negative covenants that limit the Company’s ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.3 million in financing costs in connection with the Notes.

Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. In July 2018, this loan was paid in full, without penalties, using borrowings under the Company's revolving credit facility. As of March 31, 2018, the outstanding balance on the loan was $39.5 million.
Interest expense, net, was $4.2 million and $8.6 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
6. Commitments and Contingencies
There were no significant changes to the contractual obligations reported in the 2018 Form 10-K other than those which occur in the normal course of business.
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
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint.  On September 19, 2018, the Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. The lead plaintiff filed a Second Amended Complaint on November 16, 2018, naming the Company and Mr. Plank as the remaining defendants. The Company and the defendants filed a motion to dismiss on January 17, 2019, which is still pending with the Court. The Company continues to believe that the claims previously asserted in the Consolidated Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.

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
On March 20, 2019, these cases were consolidated under the caption In re Under Armour, Inc. Shareholder Derivative Litigation and a lead plaintiff in the consolidated action was appointed by the court. On May 1, 2019, the lead plaintiff filed a consolidated derivative complaint asserting that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other related party transactions and that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels to the Company.  The consolidated complaint also asserts an unjust enrichment claim against Mr. Plank and Sagamore.  It seeks damages on behalf of the Company and certain corporate governance related actions.
In June and July 2018, three additional purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). These complaints name Mr. Plank, certain other members of the Company's Board of Directors and former executives as defendants and name the Company as a nominal defendant. The complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company's products and stock sales by certain individual defendants. All three complaints assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. The Kenney complaint also makes allegations similar to those in the King and Mioduszewski complaints discussed above regarding the Company’s purchase of parcels from entities controlled by Mr. Plank through Sagamore and asserts a claim of corporate waste against the individual defendants. These complaints assert similar damages to the damages sought in the Mioduszewski complaint. In each of the Kenney, Luger and Andersen matters, the parties have filed joint motions to stay the litigation pending resolution of the motion to dismiss the Second Amended Complaint in the In re Under Armour Securities Litigation matter.
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
Data Incident
In 2018, an unauthorized third party acquired data associated with the Company’s Connected Fitness users’ accounts for the Company’s MyFitnessPal application and website. A consumer class action lawsuit has been filed against the Company in connection with this incident, and the Company has received inquiries regarding the incident from certain government regulators and agencies.  The Company does not currently consider these matters to be material and believes its insurance coverage will provide coverage should any significant expense arise.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets (liabilities) measured at fair value on a recurring basis are set forth in the table below:

	March 31, 2019			December 31, 2018			March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 9)	$—	$9,385	$—	$—	$19,531	$—	$—	$(7,293)	$—
Interest rate swap contracts (see Note 9)	—	—	—	—	1,567	—	—	2,103	—
TOLI policies held by the Rabbi Trust	—	5,877	—	—	5,328	—	—	5,692	—
Deferred Compensation Plan obligations	—	(9,598)	—	—	(6,958)	—	—	(8,123)	—
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
As of March 31, 2019, December 31, 2018, and March 31, 2018, the fair value of the Company's Senior Notes was $548.2 million, $500.1 million and $532.2 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of March 31, 2019, December 31, 2018 and March 31, 2018. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

8. Stock Based Compensation
Performance Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the three months ended March 31, 2019, 0.6 million performance-based restricted stock units and 0.2 million performance-based stock options for shares of the Company's Class C common stock were awarded under the Company's Second Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and stock options have weighted average grant date fair values of $19.39 and $8.70, respectively, and have vesting conditions tied to the achievement of revenue and operating income targets for 2019 and 2020. Upon the achievement of the targets, one third of the restricted stock units and stock options will vest each in February 2021, 2022 and 2023. If certain lower levels of combined annual revenue and operating income for 2019 and 2020 are achieved, fewer or no restricted stock units or stock options will vest and the remaining restricted stock units and stock options will be forfeited. The Company deemed the achievement of certain revenue and operating income targets for 2019 and 2020 probable during the three months ended March 31, 2019. The Company assesses the probability of the achievement of the remaining revenue and operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date. Additional stock based compensation of up to $0.6 million would have been recorded during the three months ended March 31, 2019, for these performance-based restricted stock units and stock options had the achievement of the remaining revenue and operating income targets been deemed probable.
9. Risk Management and Derivatives
The Company is exposed to global market risks, including the effects of changes in foreign currency and interest rates. The Company uses derivative instruments to manage financial exposures that occur in the normal course of business and does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets, liabilities, or forecasted transactions and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The Company's foreign exchange risk management program consists of cash flow hedges and undesignated hedge instruments. As of March 31, 2019, the Company has hedge instruments, primarily for U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, British Pound/U.S. Dollar, U.S. Dollar/Mexican Peso, Euro/U.S. Dollar, and U.S. Dollar/Hong Kong Dollar currency pairs. All derivatives are recognized on the unaudited consolidated balance sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments designated as hedges within the unaudited consolidated balance sheets. Refer to Note 7 for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	March 31, 2019	December 31, 2018	March 31, 2018
Foreign currency contracts	Other current assets	$15,792	$20,828	$4,585
Foreign currency contracts	Other long term assets	305	—	—
Interest rate swap contracts	Other long term assets	—	1,567	2,103
Total derivative assets		$16,097	$22,395	$6,688

Foreign currency contracts	Other current liabilities	$(2,813)	$(2,535)	$(14,626)
Foreign currency contracts	Other long term liabilities	(307)	—	—
Interest rate swap contracts	Other long term liabilities	—	—	—
Total derivative liabilities		$(3,120)	$(2,535)	$(14,626)

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended March 31,
	2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,204,722	$3,792	$1,185,370	$(2,656)
Cost of goods sold	659,935	740	661,917	(1,983)
Interest expense, net	(4,238)	1,625	(8,564)	(23)
Other income (expense), net	(667)	640	2,888	(199)

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	21,908	(4,971)	5,172	11,766
Interest rate swaps	954	68	1,625	(604)
Total designated as cash flow hedges	$22,862	$(4,903)	$6,797	$11,162

(In thousands)	Balance as of December 31, 2017	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	(8,312)	(4,483)	(4,838)	(7,957)
Interest rate swaps	438	1,002	(23)	1,463
Total designated as cash flow hedges	$(7,874)	$(3,481)	$(4,861)	$(6,494)

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended March 31,
	2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(667)	$(449)	$2,888	$3,240

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges.  As of March 31, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $507.6 million, with contract maturities ranging from one to eighteen months.

The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 5 for a discussion of long term debt. As of March 31, 2019, the Company had no outstanding interest rate swap contracts.
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
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $497.4 million.
Credit Risk
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
10. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were 26.8% and 11.9% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019 was higher than the effective tax rate for the three months ended March 31, 2018 primarily due to pre-tax income for the three months ended March 31, 2019 compared to pre-tax losses for the three months ended March 31, 2018 and the impact of discrete items as a percentage of the pre-tax results in each period.
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
As noted in the Company's Annual Report on Form 10-K, a significant portion of the Company's deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to the Company's challenged U.S. results in 2017 and 2018, the Company incurred significant pre-tax losses in these jurisdictions. As of March 31, 2019, the Company continues to believe that the weight of the positive evidence outweighs the negative evidence, regarding the realization of the majority of the net deferred tax assets related to U.S. federal and state taxing jurisdictions. However, as of March 31, 2019 and consistent with prior periods, valuation allowances have been recorded against select U.S. State and foreign net operating losses.

11. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Numerator
Net income (loss)	$22,477	$(30,244)
Denominator
Weighted average common shares outstanding Class A, B and C	449,749	443,052
Effect of dilutive securities Class A, B, and C	3,481	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	453,230	443,052

Basic net income (loss) per share of Class A, B and C common stock	$0.05	$(0.07)
Diluted net income (loss) per share of Class A, B and C common stock	$0.05	$(0.07)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 4.1 million shares of Class A and C common stock outstanding for the three months ended March 31, 2019 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the three months ended March 31, 2018, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
12. Segment Data and Related Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific, and Latin America. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. The CODM also receives discrete financial information for the Company's Connected Fitness segment. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
Effective January 1, 2019, the Company changed the way management internally analyzes the business and will exclude certain corporate costs from its segment profitability measures. The Company will report these costs within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments. Certain prior year amounts have been recast to conform to the 2019 presentation. These changes have no impact on previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders equity, or cash flows.
Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing, costs related to the Company’s headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.

The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net revenues
North America	$843,249	$867,545
EMEA	134,104	129,588
Asia-Pacific	144,285	115,553
Latin America	49,188	46,514
Connected Fitness	30,104	28,826
Corporate Other (1)	3,792	(2,656)
Total net revenues	$1,204,722	$1,185,370
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating income (loss)
North America	$160,273	$148,185
EMEA	12,218	7,154
Asia-Pacific	19,803	24,122
Latin America	(359)	(1,878)
Connected Fitness	1,069	3,411
Corporate Other	(157,745)	(209,655)
Total operating income (loss)	35,259	(28,661)
Interest expense, net	(4,238)	(8,564)
Other income (expense), net	(667)	2,888
Income (loss) before income taxes	$30,354	$(34,337)

The operating income (loss) information for Corporate Other presented above includes the impact of restructuring, impairment and restructuring related charges related to the Company's 2018 restructuring plan. These unallocated charges are as follows:

(In thousands)	Three Months Ended March 31, 2018
Unallocated restructuring, impairment and restructuring related charges
North America related	$27,653
EMEA related	8,265
Asia-Pacific related	—
Latin America related	2,681
Connected Fitness related	—
Corporate Other related	6,355
Total unallocated restructuring, impairment and restructuring related charges	$44,954
There were no restructuring charges incurred during the three months ended March 31, 2019.

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Apparel	$774,630	$768,931
Footwear	292,547	271,770
Accessories	81,992	92,158
Net Sales	1,149,169	1,132,859
License revenues	21,657	26,341
Connected Fitness	30,104	28,826
Corporate Other	3,792	(2,656)
Total net revenues	$1,204,722	$1,185,370

Net revenues by distribution channel are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Wholesale	$817,931	$781,248
Direct to Consumer	331,238	351,611
Net Sales	1,149,169	1,132,859
Licensing	21,657	26,341
Connected Fitness	30,104	28,826
Corporate Other	3,792	(2,656)
Total net revenues	$1,204,722	$1,185,370

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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) (our “2018 Form 10-K”) or in this Form 10-Q under “Risk Factors”, if included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:
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
•risks related to data security or privacy breaches, including the 2018 data security issue related to our Connected Fitness business;
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

Financial highlights for the three months ended March 31, 2019 as compared to the prior year period include:
•Net revenues increased 1.6%.
•Wholesale revenue increased 4.7% and direct-to-consumer revenue decreased 5.8%.
•Apparel and footwear revenue increased 0.7% and 7.6%, respectively, while accessories revenue decreased  11.0%.
•Revenue in our North America segment decreased 2.8%, while revenue in our Asia-Pacific, EMEA and Latin America segments increased 24.9%, 3.5% and 5.7%, respectively.
•Selling, general and administrative expense decreased 7.7%.
•Gross margin increased 100 basis points.
Segment Presentation
Effective January 1, 2019, we changed the way we internally analyze the business and now exclude certain corporate costs from our segment profitability measures. We now report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments. Certain prior year amounts have been recast to conform to the 2019 presentation. These changes have no impact on previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders equity, or cash flows.
Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
Marketing
In connection with the Corporate Other presentation discussed above, effective January 1, 2019, we changed the way we internally analyze marketing. Personnel costs previously included in our marketing are now included in other and digital advertising and placement services previously included in other are now included in marketing. We believe these changes provide management with increased transparency of our demand creation investments. Certain prior year amounts have been recast to conform to the 2019 presentation. We do not expect these changes to have a material impact on marketing amounts.
2017 and 2018 Restructuring
As previously announced, in both 2017 and 2018, our Board of Directors approved restructuring plans (the "2017 restructuring plan" and the "2018 restructuring plan") designed to more closely align its financial resources with the critical priorities of the business and optimize operations. All restructuring charges under the plans were incurred by December 31, 2018.
There were no restructuring charges incurred during the three months ended March 31, 2019. We recognized approximately $45.0 million of pre-tax charges in connection with the 2018 restructuring plan for the three months ended March 31, 2018.

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
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with Connected Fitness revenues, primarily website hosting costs and other costs, and no cost of goods sold is associated with our license revenues.

We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $21.7 million and $23.6 million for the three months ended March 31, 2019 and 2018, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain, corporate services categories. The marketing category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club, collegiate sponsorship, individual athlete and influencer agreements, and providing and selling products directly to team equipment managers and to individual athletes. Media includes digital, broadcast and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing costs are an important driver of our growth.
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
Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net revenues	$1,204,722	$1,185,370
Cost of goods sold	659,935	661,917
Gross profit	544,787	523,453
Selling, general and administrative expenses	509,528	514,634
Restructuring and impairment charges	—	37,480
Income (loss) from operations	35,259	(28,661)
Interest expense, net	(4,238)	(8,564)
Other income (expense), net	(667)	2,888
Income (loss) before income taxes	30,354	(34,337)
Income tax expense (benefit)	8,131	(4,093)
Income from equity method investment	254	—
Net income (loss)	$22,477	$(30,244)

	Three Months Ended March 31,
(As a percentage of net revenues)	2019	2018
Net revenues	100.0%	100.0%
Cost of goods sold	54.8%	55.8%
Gross profit	45.2%	44.2%
Selling, general and administrative expenses	42.3%	43.4%
Restructuring and impairment charges	—%	3.2%
Income (loss) from operations	2.9%	(2.4)%
Interest expense, net	(0.3)%	(0.7)%
Other income (expense), net	(0.1)%	0.2%
Income (loss) before income taxes	2.5%	(2.9)%
Income tax expense (benefit)	0.6%	(0.3)%
Income from equity method investment	—%	—%
Net income (loss)	1.9%	(2.6)%

Consolidated Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net revenues increased $19.3 million, or 1.6%, to $1,204.7 million for the three months ended March 31, 2019 from $1,185.4 million during the same period in 2018. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2019	2018
Apparel	$774,630	$768,931
Footwear	292,547	271,770
Accessories	81,992	92,158
Net Sales	1,149,169	1,132,859
License revenues	21,657	26,341
Connected Fitness	30,104	28,826
Corporate Other	3,792	(2,656)
Total net revenues	$1,204,722	$1,185,370
The increase in net sales was driven by footwear unit sales growth in our run category. The increase was partially offset by unit sales decline in accessories driven by unit sales decreases related to a relaunch within our bags and backpack businesses and softer demand.
License revenues decreased $4.6 million, or 17.5%, to $21.7 million for the three months ended March 31, 2019 from $26.3 million during the same period in 2018 primarily driven by decreased revenue from our licensing partners in Japan and North America due to softer demand.
Connected Fitness revenue increased $1.3 million, or 4.4%, to $30.1 million for the three months ended March 31, 2019 from $28.8 million during the same period in 2018, primarily driven by an increase in new subscription revenue.
Gross profit increased $21.3 million to $544.8 million for the three months ended March 31, 2019 from $523.5 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, increased 100 basis points to 45.2% for the three months ended March 31, 2019 compared to 44.2% during the same period in 2018. This increase in gross margin percentage was primarily driven by the following:
•approximate 90 basis point increase driven by supply chain initiatives including improvements in product costs;
•approximate 60 basis point increase driven by restructuring related charges in the prior year period; and
•approximate 30 basis point increase driven by regional mix, primarily due to a higher proportion of Asia-Pacific revenue.
The above increase was offset by an approximate 70 basis point decrease driven by channel mix, primarily due to a lower proportion of direct-to-consumer and licensing revenues in the quarter and a higher composition of off-price sales.
We expect benefits from supply chain initiatives, including product costs, and regional mix for the remainder of the year.
Selling, general and administrative expenses decreased $5.1 million, or 1.0%, to $509.5 million for the three months ended March 31, 2019 from $514.6 million for the same period in 2018. Within selling, general and administrative expense:
•Marketing costs increased $7.3 million to $133.9 million for the three months ended March 31, 2019 from $126.6 million for the same period in 2018. As a percentage of net revenues, marketing costs increased to 11.1% for the three months ended March 31, 2019 from 10.7% for the same period in 2018.
•Other costs decreased $12.3 million to $375.7 million for the three months ended March 31, 2019 from $388.0 million for the same period in 2018. This decrease was driven primarily by lower compensation. As a percentage of net revenues, other costs decreased to 31.2% for the three months ended March 31, 2019 from 32.7% for the same period in 2018.
As a percentage of net revenues, selling, general and administrative expenses decreased to 42.3% for the three months ended March 31, 2019 compared to 43.4% for the same period in 2018.

Restructuring and impairment charges decreased, as there were no charges for the three months ended March 31, 2019, compared to $37.5 million for the same period in 2018.
Income (loss) from operations increased $64.0 million to $35.3 million for the three months ended March 31, 2019 from a loss of $28.7 million for the same period in 2018. Income from operations for the three months ended March 31, 2019 have no restructuring, impairment and restructuring related charges, as compared to $45.0 million of restructuring, impairment and restructuring related charges for the same period in 2018.
Interest expense, net decreased $4.4 million to $4.2 million for the three months ended March 31, 2019 from $8.6 million for the same period in 2018.
Other income (expense), net decreased $3.6 million to $0.7 million of expense for the three months ended March 31, 2019 from $2.9 million of income for the same period in 2018.
Income tax expense (benefit) increased $12.2 million to an expense of $8.1 million during the three months ended March 31, 2019 from a benefit of $4.1 million during the same period in 2018. For the three months ended March 31, 2019, our effective tax rate was 26.8% compared to 11.9% for the same period in 2018. The effective tax rate for the three months ended March 31, 2019 was higher than the effective tax rate for the three months ended March 31, 2018, primarily due to pre-tax income for the three months ended March 31, 2019 compared to pre-tax losses for the three months ended March 31, 2018 and the impact of discrete items as a percentage of the pre-tax results in each period.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net revenues by segment are summarized below:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change	% Change
North America	$843,249	$867,545	$(24,296)	(2.8)%
EMEA	134,104	129,588	4,516	3.5%
Asia-Pacific	144,285	115,553	28,732	24.9%
Latin America	49,188	46,514	2,674	5.7%
Connected Fitness	30,104	28,826	1,278	4.4%
Corporate Other (1)	3,792	(2,656)	6,448	242.8%
Total net revenues	$1,204,722	$1,185,370	$19,352	1.6%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $24.3 million to $843.2 million for the three months ended March 31, 2019 from $867.5 million for the same period in 2018 primarily due to lower units sales within our direct-to-consumer channel due to softer demand.
•Net revenues in our EMEA operating segment increased $4.5 million to $134.1 million for the three months ended March 31, 2019 from $129.6 million for the same period in 2018 primarily due to growth in our direct-to-consumer channel.
•Net revenues in our Asia-Pacific operating segment increased $28.7 million to $144.3 million for the three months ended March 31, 2019 from $115.6 million for the same period in 2018 primarily due to wholesale and direct-to-consumer growth.
•Net revenues in our Latin America operating segment increased $2.7 million to $49.2 million for the three months ended March 31, 2019 from $46.5 million for the same period in 2018 primarily due to growth in our wholesale channel; partially offset by a decrease in unit sales due to a change in our business model in Brazil from a subsidiary to a license and distributor model.
•Net revenues in our Connected Fitness operating segment increased $1.3 million to $30.1 million from $28.8 million for the same period in 2018 primarily driven by an increase in new subscription revenue.

Operating income (loss) by segment is summarized below:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change	% Change
North America	$160,273	$148,185	$12,088	8.2%
EMEA	12,218	7,154	5,064	70.8%
Asia-Pacific	19,803	24,122	(4,319)	(17.9)%
Latin America	(359)	(1,878)	1,519	80.9%
Connected Fitness	1,069	3,411	(2,342)	(68.7)%
Corporate Other	(157,745)	(209,655)	51,910	24.8%
Total operating income (loss)	$35,259	$(28,661)	$63,920	223.0%
The increase in total operating income (loss) was driven by the following:
•Operating income in our North America operating segment increased $12.1 million to $160.3 million for the three months ended March 31, 2019 from $148.2 million for the same period in 2018 primarily driven by improvements in gross margin and expense management, including benefits of prior year restructuring efforts.
•Operating income in our EMEA operating segment increased $5.1 million to $12.2 million for the three months ended March 31, 2019 from $7.2 million for the same period in 2018 primarily driven by increases in net revenues discussed above and decreased marketing.
•Operating income in our Asia-Pacific operating segment decreased $4.3 million to $19.8 million for the three months ended March 31, 2019 from $24.1 million for the same period in 2018 primarily driven by a higher proportion of off-price sales and investments in our direct-to-consumer business.
•Operating loss in our Latin America operating segment decreased $1.5 million to $0.4 million for the three months ended March 31, 2019 from $1.9 million for the same period in 2018 primarily driven by expense management, including benefits of prior year restructuring efforts and changes to our business model in Brazil.
•Operating income in our Connected Fitness segment decreased $2.3 million to $1.1 million for the three months ended March 31, 2019 from $3.4 million for the same period in 2018 primarily driven by increased consulting expense.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of March 31, 2019, we had no amounts outstanding under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in or tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(89,789)	$22,024
Investing activities	(35,911)	(55,930)
Financing activities	(141,635)	3,799
Effect of exchange rate changes on cash and cash equivalents	(569)	2,157
Net increase (decrease) in cash and cash equivalents	$(267,904)	$(27,950)
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
Cash used in operating activities increased $111.8 million to $89.8 million for the three months ended March 31, 2019 from $22.0 million of cash provided by operating activities during the same period in 2018. The increase in cash used in operating activities was due to increased net cash outflows from reserves and allowances and operating assets and liabilities of $180.3 million, primarily driven by accounts receivable and accounts payable. This was partially offset by an increase in net income adjusted for non-cash items of $37.0 million.
Investing Activities
Cash used in investing activities decreased $20.0 million to $35.9 million for the three months ended March 31, 2019 from $55.9 million for the same period in 2018, primarily due to lower capital expenditures.
Capital expenditures for the full year 2019 are expected to be approximately $210.0 million, comprised primarily of investments in our retail stores, global wholesale fixtures, corporate offices and other digital initiatives including the FMS implementation in China and South Korea, which became operational on April 1, 2019.
Financing Activities
Cash used in financing activities increased $145.4 million to $141.6 million for the three months ended March 31, 2019 from $3.8 million of cash provided by financing activities during the same period in 2018. This increase was primarily due to the repayment of our term loan.
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement, amending and restating our prior credit agreement. As amended and restated, our credit agreement has a term of five years, maturing in March 2024, and provides revolving credit commitments for up to $1.25 billion of borrowings, with no term loan borrowings, which were provided for under our prior credit agreement. As of March 31, 2019 there were no amounts outstanding under our revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million outstanding under the term loan. In January 2019, we prepaid the outstanding balance of $136.3 million on our term loan, without penalty
At our request and the lender's consent, commitments under the credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of March 31, 2019.

The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2019, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for alternate base rate loans. The weighted average interest rates under the revolving credit facility borrowings were 3.6% and 2.8% during the three months ended March 31, 2019 and 2018, respectively. The weighted average interest rate under the outstanding term loan was 2.8% during the three months ended March 31, 2018. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2019, the commitment fee was 15 basis points.

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
Interest expense, net, was $4.2 million and $8.6 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2018 Form 10-K as updated in our Form 10-Q for the quarter ended March 31, 2019.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2018 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2018 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 to the notes to our consolidated financial statements, there were no significant changes to our critical accounting policies during the three months ended March 31, 2019.
Recently Issued Accounting Standards
Refer to Note 2 to the notes to our consolidated financial statements included in this Form 10-Q for our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2018. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational on July 5, 2017, in our North America, EMEA, and Connected Fitness operations. The second phase of this implementation became operational on April 1, 2019 in China and South Korea. We believe the implementation of the systems and related changes to internal controls will enhance our internal controls over financial reporting. We also believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
We are currently in the process of developing an implementation strategy and roll-out plan for FMS in our Latin America operations over the next several years. As the phased implementation of this system continues, we will continue to experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. In addition, we believe that our robust assessment provides effective global coverage for key control activities that support our internal controls over financial reporting conclusion. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - Risks and uncertainties associated with the implementation of information systems may negatively impact our business " in our Annual Report on Form 10-K for the year ended December 31, 2018.
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements in connection with the adoption of ASU 2016-02 on January 1, 2019 We also implemented controls to support the lease system and accounting under this ASU to monitor and maintain appropriate internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018.

ITEM 5. OTHER INFORMATION
As previously disclosed, on May 9, 2019, the Company's Board of Directors re-designated Chief Financial Officer David Bergman as principal accounting officer effective May 10, 2019. Mr. Bergman will also continue to serve as principal financial officer.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. 2017 Non-Employee Director Compensation Plan.
10.02
Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as Syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 8, 2019).

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
Date: May 9, 2019