Form 10-Q
period 2019-06-30
Under Armour, Inc.
filed 2019-08-01
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019 there were 188,144,137 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 228,652,955 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$455,726	$557,403	$196,879
Accounts receivable, net	735,181	652,546	724,945
Inventories	965,711	1,019,496	1,299,332
Prepaid expenses and other current assets	287,829	364,183	340,359
Total current assets	2,444,447	2,593,628	2,561,515
Property and equipment, net	795,499	826,868	835,427
Operating lease right-of-use assets	606,018	—	—
Goodwill	548,762	546,494	551,160
Intangible assets, net	39,527	41,793	45,880
Deferred income taxes	129,403	112,420	111,746
Other long term assets	116,252	123,819	135,424
Total assets	$4,679,908	$4,245,022	$4,241,152
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$607,382	$560,884	$691,163
Accrued expenses	304,063	340,415	258,567
Customer refund liabilities	241,456	301,421	303,730
Operating lease liabilities	116,219	—	—
Current maturities of long term debt	—	25,000	27,000
Other current liabilities	63,521	88,257	57,939
Total current liabilities	1,332,641	1,315,977	1,338,399
Long term debt, net of current maturities	591,396	703,834	752,370
Operating lease liabilities, non-current	601,665	—	—
Other long term liabilities	105,932	208,340	226,471
Total liabilities	2,631,634	2,228,151	2,317,240
Commitments and contingencies (See Note 6)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2019, December 31, 2018 and June 30, 2018; 188,144,137 shares issued and outstanding as of June 30, 2019, 187,710,319 shares issued and outstanding as of December 31, 2018, and 186,050,706 shares issued and outstanding as of June 30, 2018.	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2019, December 31, 2018 and June 30, 2018.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2019, December 31, 2018 and June 30, 2018; 228,652,955 shares issued and outstanding as of June 30, 2019, 226,421,963 shares issued and outstanding as of December 31, 2018, and 224,382,239 shares issued and outstanding as of June 30, 2018.	76	75	75
Additional paid-in capital	946,488	916,628	901,851
Retained earnings	1,141,129	1,139,082	1,060,402
Accumulated other comprehensive loss	(39,492)	(38,987)	(38,489)
Total stockholders’ equity	2,048,274	2,016,871	1,923,912
Total liabilities and stockholders’ equity	$4,679,908	$4,245,022	$4,241,152

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$1,191,729	$1,174,859	$2,396,451	$2,360,229
Cost of goods sold	637,408	648,275	1,297,343	1,310,192
Gross profit	554,321	526,584	1,099,108	1,050,037
Selling, general and administrative expenses	565,803	552,619	1,075,331	1,067,253
Restructuring and impairment charges	—	78,840	—	116,320
Income (loss) from operations	(11,482)	(104,875)	23,777	(133,536)
Interest expense, net	(5,988)	(8,552)	(10,226)	(17,116)
Other expense, net	(1,128)	(8,069)	(1,795)	(5,181)
Income (loss) before income taxes	(18,598)	(121,496)	11,756	(155,833)
Income tax expense (benefit)	(5,740)	(26,090)	2,391	(30,183)
Loss from equity method investment	(4,491)	(138)	(4,237)	(138)
Net income (loss)	$(17,349)	$(95,544)	$5,128	$(125,788)

Basic net income (loss) per share of Class A, B and C common stock	$(0.04)	$(0.21)	$0.01	$(0.28)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.04)	$(0.21)	$0.01	$(0.28)

Weighted average common shares outstanding Class A, B and C common stock
Basic	451,066	444,626	450,411	443,844
Diluted	451,066	444,626	453,717	443,844
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(17,349)	$(95,544)	$5,128	$(125,788)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,408	(28,666)	7,398	(15,819)
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $552 and ($5,745) for the three months ended June 30, 2019 and 2018, respectively, and $3,152 and ($6,093) for the six months ended June 30, 2019 and 2018, respectively.	391	16,303	(8,710)	17,335
Gain (loss) on intra-entity foreign currency transactions	(1,115)	(5,043)	807	(1,794)
Total other comprehensive income (loss)	684	(17,406)	(505)	(278)
Comprehensive income (loss)	$(16,665)	$(112,950)	$4,623	$(126,066)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2018	185,685	$62	34,450	$11	223,905	$75	$882,721	$1,155,946	$(21,083)	$2,017,732
Exercise of stock options	357	—	—	—	352	—	4,719	—	—	4,719
Issuance of Class A Common Stock, net of forfeitures	9	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	125	—	1,559	—	—	1,559
Stock-based compensation expense	—	—	—	—	—	—	12,852	—	—	12,852
Comprehensive loss	—	—	—	—	—	—	—	(95,544)	(17,406)	(112,950)
Balance as of June 30, 2018	186,051	$62	34,450	$11	224,382	$75	$901,851	$1,060,402	$(38,489)	$1,923,912

Balance as of December 31, 2017	185,257	$61	34,450	$11	222,375	$74	$872,266	$1,184,441	$(38,211)	$2,018,642
Exercise of stock options	448	1	—	—	458	—	5,784	—	—	5,785
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	(84)	—	—	(1,758)	—	(1,758)
Issuance of Class A Common Stock, net of forfeitures	369	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,633	1	2,998	—	—	2,999
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	3,507	—	3,507
Stock-based compensation expense	—	—	—	—	—	—	20,803	—	—	20,803
Comprehensive loss	—	—	—	—	—	—	—	(125,788)	(278)	(126,066)
Balance as of June 30, 2018	186,051	$62	34,450	$11	224,382	$75	$901,851	$1,060,402	$(38,489)	$1,923,912
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity (continued)
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	187,980	$62	34,450	$11	228,489	$76	$931,352	$1,158,482	$(40,176)	$2,049,807
Exercise of stock options	161	—	—	—	59	—	529	—	—	529
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(5)	—	—	—	(6)	—	—	(4)	—	(4)
Issuance of Class A Common Stock, net of forfeitures	8	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	111	—	1,473	—	—	1,473
Stock-based compensation expense	—	—	—	—	—	—	13,134	—	—	13,134
Comprehensive income (loss)	—	—	—	—	—	—	—	(17,349)	684	(16,665)
Balance as of June 30, 2019	188,144	$62	34,450	$11	228,653	$76	$946,488	$1,141,129	$(39,492)	$2,048,274

Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
Exercise of stock options	315	—	—	—	237	—	1,376	—	—	1,376
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(158)	—	—	(3,081)	—	(3,081)
Issuance of Class A Common Stock, net of forfeitures	134	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,152	1	2,859	—	—	2,860
Stock-based compensation expense	—	—	—	—	—	—	25,625	—	—	25,625
Comprehensive income (loss)	—	—	—	—	—	—	—	5,128	(505)	4,623
Balance as of June 30, 2019	188,144	$62	34,450	$11	228,653	$76	$946,488	$1,141,129	$(39,492)	$2,048,274
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$5,128	$(125,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	93,721	91,271
Unrealized foreign currency exchange rate gain (loss)	(3,077)	13,151
Loss on disposal of property and equipment	2,447	2,496
Impairment charges	—	9,660
Amortization of bond premium	127	127
Stock-based compensation	25,635	20,673
Deferred income taxes	(13,890)	(35,969)
Changes in reserves and allowances	(10,196)	(238,005)
Changes in operating assets and liabilities:
Accounts receivable	(75,116)	116,896
Inventories	62,302	(158,430)
Prepaid expenses and other assets	64,533	(54,422)
Other non-current assets	12,812	768
Accounts payable	57,674	160,164
Accrued expenses and other liabilities	(48,094)	48,939
Customer refund liability	(60,089)	307,192
Income taxes payable and receivable	(1,210)	(12,716)
Net cash provided by operating activities	112,707	146,007
Cash flows from investing activities
Purchases of property and equipment	(77,046)	(95,607)
Sale of property and equipment	—	11,285
Purchases of other assets	(997)	(2,536)
Purchase of equity method investment	—	(39,207)
Net cash used in investing activities	(78,043)	(126,065)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	25,000	210,000
Payments on long term debt and revolving credit facility	(162,817)	(348,500)
Employee taxes paid for shares withheld for income taxes	(3,077)	(1,759)
Proceeds from exercise of stock options and other stock issuances	4,238	8,913
Payments of debt financing costs	(2,661)	(11)
Other financing fees	76	87
Net cash used in financing activities	(139,241)	(131,270)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,463	(2,487)
Net decrease in cash, cash equivalents and restricted cash	(100,114)	(113,815)
Cash, cash equivalents and restricted cash
Beginning of period	566,060	318,135
End of period	$465,946	$204,320

Non-cash investing and financing activities
Change in accrual for property and equipment	$(17,392)	$(31,957)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1. Description of the Business
Under Armour, Inc. and its wholly owned subsidiaries (the "Company") is a developer, marketer and distributor of branded athletic performance apparel, footwear, and accessories. Powered by one of the world's largest digitally connected fitness and wellness communities, the Company's innovative products and experiences are designed to help advance human performance, making all athletes better. The Company's products are made, sold and worn worldwide.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (the “2018 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other portions thereof.
During the second quarter of 2019, the Company recorded an adjustment related to prior periods to correct unrecorded consulting expenses incurred primarily in connection with the 2018 restructuring plan. Selling, general and administrative expenses for the three and six months ended June 30, 2019 include $6.0 million and $5.5 million, respectively, of expense that was understated in prior periods. The Company concluded that the error was not material to any of the periods impacted.
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

(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$455,726	$557,403	$196,879
Restricted cash	10,220	8,657	7,441
Total Cash, cash equivalents and restricted cash	$465,946	$566,060	$204,320
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition. None of the Company's customers accounted for more than 10% of accounts receivable as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively. For the three and six months ended June 30, 2019 and 2018, no customer accounted for more than 10% of the Company's net revenues.
Sale of Accounts Receivable
In 2018, the Company entered into agreements with two financial institutions to sell selected accounts receivable on a recurring, non-recourse basis. In 2019, the Company amended one agreement to reduce the facility amount. Under each agreement, the Company may sell up to $140.0 million and $50.0 million, respectively, provided the accounts receivable of certain customers cannot be outstanding simultaneously with both institutions. Balances may remain outstanding at any point in time. The Company removes the sold accounts receivable from the unaudited consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institutions.
As of June 30, 2019 and 2018, $0.2 million and $20.2 million remained outstanding, respectively. As of December 31, 2018, there were no amounts outstanding. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the consolidated statement of operations.
Allowance for Doubtful Accounts
As of June 30, 2019, December 31, 2018, and June 30, 2018, the allowance for doubtful accounts was $17.8 million, $22.2 million and $27.6 million, respectively.
Revenue Recognition
Net revenues consist of net sales, license and Connected Fitness revenue. Net sales are recognized upon transfer of control, including passage of title to the customer and transfer of risk of loss related to those goods. Payment is due in full when title is transferred. Transfer of title and risk of loss is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, transfer of title and risk of loss takes place at the point of sale, for example, at the Company’s brand and factory house stores. The Company may also ship product directly from its supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. License revenue is primarily recognized based upon shipment of licensed products sold by the Company's licensees. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of income, and therefore do not impact net revenues or costs of goods sold.
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
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses, on the Company's unaudited consolidated balance sheets. As of June 30, 2019, December 31, 2018, and June 30, 2018, contract liabilities were $58.4 million, $55.0 million and $30.4 million, respectively.
For the three and six months ended June 30, 2019, the Company recognized $13.4 million and $32.6 million of revenue that was previously included in contract liabilities as of December 31, 2018. For the three and six months ended June 30, 2018, the Company recognized $5.6 million and $15.2 million of revenue that was previously included in contract liabilities as of December 31, 2017. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
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
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $20.5 million and $22.4 million for the three months ended June 30, 2019 and 2018, respectively, and $42.2 million and $46.0 million for the six months ended June 30, 2019 and 2018, respectively.
Equity Method Investment
In April 2018, the Company invested ¥4.2 billion or $39.2 million in exchange for an additional 10% common stock ownership in Dome Corporation ("Dome"), the Company's Japanese licensee. This additional investment brought the Company's total investment in Dome's common stock to 29.5%, from 19.5%. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome.
As of June 30, 2019, the carrying value of the Company’s total investment in Dome was $48.6 million. The Company's proportionate share of Dome's net assets exceeded its total investment by $63.8 million, which was determined at the time of the investment in April 2018, and is not amortized. For the three and six months ended June 30, 2019 and 2018, the Company recorded the allocable share of Dome’s net income (loss) in its consolidated statements of operations and as an adjustment to the invested balance.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $5.2 million and $4.8 million for the three months ended June 30, 2019 and 2018, respectively, and $11.7 million and $13.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, December 31, 2018, and June 30, 2018, the Company had $5.2 million, $13.1 million, and $4.9 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited consolidated balance sheets.

Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Boards ("FASB") issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The Company adopted this ASU and related amendments on January 1, 2019, and has elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing leases and whether existing land easements and rights of way, which were not previously accounted for as leases, are leases. The Company implemented a new lease system in connection with the adoption of this ASU. The Company has operating lease right-of-use assets of $606.0 million and operating lease liabilities of $717.9 million on the Company's unaudited consolidated balance sheets as of June 30, 2019. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets. There was no material impact to the consolidated statements of operations and no cumulative earnings effect adjustment upon adoption. Refer to Note 4 for a discussion of leases.

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
The summary of the costs incurred during the three and six months ended June 30, 2018 in connection with the 2018 restructuring plan is as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Costs recorded in cost of goods sold:
Inventory write-offs	$5,940	$13,414
Total costs recorded in cost of goods sold	5,940	13,414

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	9,717	11,964
Other restructuring costs	9,840	19,723
Contract exit costs	59,283	84,633
Total costs recorded in restructuring and impairment charges	78,840	116,320
Total restructuring, impairment and restructuring related costs	$84,780	$129,734

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 restructuring plans is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2019	$8,532	$71,356	$4,876
Additions charged to expense	—	—	—
Cash payments charged against reserve	(5,483)	(13,439)	(4,794)
Reclassification to operating lease liabilities (1)	—	(30,572)	—
Changes in reserve estimate	(917)	—	—
Balance at June 30, 2019	$2,132	$27,345	$82
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
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $38.7 million and $75.8 million for the three and six months ended June 30, 2019, respectively, under non-cancelable operating lease agreements.
Variable lease payments primarily consist of payments dependent on sales in brand and factory house stores. Short-term and variable lease payments are recorded in selling, general, and administrative expenses and are not material. There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Weighted average remaining lease term (in years)	7.1
Weighted average discount rate	4.30%
Supplemental cash flow and other information related to leases was as follows:

(In thousands)	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$50,852
Leased assets obtained in exchange for new operating lease liabilities	30,100
Maturities of lease liabilities are as follows:

(In thousands)
2019	$75,106
2020	137,898
2021	124,576
2022	113,104
2023	99,637
2024 and thereafter	287,604
Total lease payments	$837,925
Less: Interest	120,041
Total present value of lease liabilities	$717,884
As of June 30, 2019, the Company has additional operating lease obligations that have not yet commenced of approximately $340.9 million for retail stores to be delivered in 2020 with lease terms up to 15 years, and primarily related to a flagship store, which are not reflected in the table above.

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

5. Long Term Debt
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (the "credit agreement"), amending and restating the Company's prior credit agreement. The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.25 billion of borrowings, but no term loan borrowings, which were provided for under the prior credit agreement. As of June 30, 2019, there were no amounts outstanding under the revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million of term loan borrowings outstanding. In January 2019, the Company prepaid the outstanding balance of $136.3 million on its term loans, without penalty.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of June 30, 2019.
The credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions, as well as financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios. As of June 30, 2019, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. During the three months ended June 30, 2019, there were no borrowings under the revolving credit facility. The weighted average interest rate under the revolving credit facility borrowings was 2.9% during the three months ended June 30, 2018, and 3.6% and 2.8% for the six months ended June 30, 2019 and 2018, respectively. The weighted average interest rate under the outstanding term loan was 3.3% and 3.1% during the three and six months ended June 30, 2018, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2019, the commitment fee was 15.0 basis points. The Company incurred and deferred $3.5 million in financing costs in connection with the credit agreement.
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
Other Long Term Debt
In December 2012, the Company entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising the Company's corporate headquarters. In July 2018, this loan was paid in full, without penalties, using borrowings under the Company's revolving credit facility. As of June 30, 2018, the outstanding balance on the loan was $39.0 million.
Interest expense, net, was $6.0 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively, and $10.2 million and $17.1 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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
Securities Class Action
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On August 4, 2017, the lead plaintiff in the Consolidated Action, North East Scotland Pension Fund, joined by named plaintiff Bucks County Employees Retirement Fund, filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s Chief Executive Officer and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017. The Amended Complaint also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016. The Securities Act claims are asserted against the Company, the Company’s Chief Executive Officer, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleges that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint. On September 19, 2018, the Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. The lead plaintiff filed a Second Amended Complaint on November 16, 2018, naming the Company and Mr. Plank as the remaining defendants. The Company and the defendants filed a motion to dismiss on January 17, 2019, which is still pending with the Court. The Company continues to believe that the claims asserted in the Consolidated Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Derivative Complaints
In April 2018, two purported stockholders filed separate stockholder derivative complaints in the United States District Court for the District of Maryland. These were brought against Kevin Plank (the Company’s Chairman and Chief Executive Officer) and certain other members of the Company’s Board of Directors and name the Company as a nominal defendant. The complaints make allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore Development Company, LLC (“Sagamore”)), as well as other related party transactions.
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
On March 20, 2019, these cases were consolidated under the caption In re Under Armour, Inc. Shareholder Derivative Litigation and a lead plaintiff in the consolidated action was appointed by the court. On May 1, 2019, the lead plaintiff filed a consolidated derivative complaint asserting that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other related party transactions and that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels to the Company. The consolidated complaint also asserts an unjust enrichment claim against Mr. Plank and Sagamore. It seeks damages on behalf of the Company and certain corporate governance related actions. The Company and the defendants filed a motion to dismiss the consolidated complaint on July 2, 2019. Briefing in connection with that motion is not yet complete.
In June and July 2018, three additional purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively), and those cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). The operative complaints in these cases name Mr. Plank, certain other members of the Company’s Board of Directors and former executives as defendants and name the Company as a nominal defendant. The operative complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products and stock sales by certain individual defendants. The operative complaints in each of these cases assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. The operative complaint in the Kenney matter also makes allegations similar to those in the complaint in the In re Under Armour, Inc. Shareholder Derivative Litigation matter discussed above regarding the Company’s purchase of parcels from entities controlled by Mr. Plank through Sagamore and asserts a claim of corporate waste against the individual defendants. These complaints assert similar damages to the damages sought in the In re Under Armour, Inc. Shareholder Derivative Litigation complaint. In December 2018, pursuant to an agreement between the parties, the court in the Andersen action entered an order staying that case pending a decision on the motion to dismiss the Second Amended Complaint filed in the In re Under Armour Securities Litigation matter discussed above. On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the In re Under Armour Securities Litigation and the In re Under Armour, Inc. Shareholder Derivative Litigation matters.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets (liabilities) measured at fair value on a recurring basis are set forth in the table below:

	June 30, 2019			December 31, 2018			June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 9)	$—	$8,599	$—	$—	$19,531	$—	$—	$14,034	$—
Interest rate swap contracts (see Note 9)	—	—	—	—	1,567	—	—	2,430	—
TOLI policies held by the Rabbi Trust	—	6,092	—	—	5,328	—	—	5,772	—
Deferred Compensation Plan obligations	—	(9,860)	—	—	(6,958)	—	—	(8,447)	—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent unrealized gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The interest rate swap contracts represent gains and losses on the derivative contracts, which is the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates. The fair value of the trust owned life insurance (“TOLI”) policies held by the Rabbi Trust are based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments.
As of June 30, 2019, December 31, 2018, and June 30, 2018, the fair value of the Company's Senior Notes was $567.2 million, $500.1 million and $538.6 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of June 30, 2019, December 31, 2018 and June 30, 2018. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
8. Stock Based Compensation
Performance-Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the six months ended June 30, 2019, 0.6 million performance-based restricted stock units and 0.2 million performance-based stock options for shares of the Company's Class C common stock were awarded under the Company's Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and stock options have weighted average grant date fair values of $19.39 and $8.70, respectively, and have vesting conditions tied to the achievement of revenue and operating income targets for 2019 and 2020. Upon the achievement of the targets, one third of the restricted stock units and stock options will vest each in February 2021, 2022 and 2023. If certain lower levels of combined annual revenue and operating income for 2019 and 2020 are achieved, fewer or no restricted stock units or stock options will vest and the remaining restricted stock units and stock options will be forfeited. The Company deemed the achievement of certain revenue and operating income targets for 2019 and 2020 probable during the six months ended June 30, 2019. The Company assesses the probability of the achievement of the remaining revenue and operating income targets at the end of each reporting period. If it becomes probable that any remaining performance targets related to these performance-based restricted stock units and options will be achieved, a cumulative adjustment will be recorded as if ratable stock-based compensation expense had been recorded since the grant date.
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
The Company's foreign exchange risk management program consists of cash flow hedges and undesignated hedge instruments. As of June 30, 2019, the Company has hedge instruments, primarily for U.S. Dollar/Chinese Renminbi, British Pound/U.S. Dollar, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, Euro/U.S. Dollar, and U.S. Dollar/Hong Kong Dollar currency pairs. All derivatives are recognized on the unaudited consolidated balance sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments within the unaudited consolidated balance sheets. Refer to Note 7 for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	June 30, 2019	December 31, 2018	June 30, 2018
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$10,427	$19,731	$13,949
Foreign currency contracts	Other long term assets	694	—	888
Interest rate swap contracts	Other long term assets	—	1,567	2,430
Total derivative assets designated as hedging instruments		$11,121	$21,298	$17,267

Foreign currency contracts	Other current liabilities	$2,425	$228	$1,000
Foreign currency contracts	Other long term liabilities	133	—	—
Total derivative liabilities designated as hedging instruments		$2,558	$228	$1,000

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,112	$1,097	$3,376
Total derivative assets not designated as hedging instruments		$1,112	$1,097	$3,376

Foreign currency contracts	Other current liabilities	$8,830	$2,307	$56
Total derivative liabilities not designated as hedging instruments		$8,830	$2,307	$56

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,191,729	$4,420	$1,174,859	$(1,041)	$2,396,451	$8,212	$2,360,229	$(3,697)
Cost of goods sold	637,408	1,468	648,275	(546)	1,297,343	2,208	1,310,192	(2,529)
Interest expense, net	(5,988)	(9)	(8,552)	81	(10,226)	1,616	(17,116)	58
Other expense, net	(1,128)	152	(8,069)	339	(1,795)	792	(5,181)	140

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of March 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	11,765	5,870	6,040	11,595
Interest rate swaps	(604)	—	(9)	(595)
Total designated as cash flow hedges	$11,161	$5,870	$6,031	$11,000

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	21,908	899	11,212	11,595
Interest rate swaps	954	67	1,616	(595)
Total designated as cash flow hedges	$22,862	$966	$12,828	$11,000

(In thousands)	Balance as of March 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	(7,957)	20,464	(1,248)	13,755
Interest rate swaps	1,463	417	81	1,799
Total designated as cash flow hedges	$(6,494)	$20,881	$(1,167)	$15,554

(In thousands)	Balance as of December 31, 2017	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	(8,312)	15,981	(6,086)	13,755
Interest rate swaps	438	1,419	58	1,799
Total designated as cash flow hedges	$(7,874)	$17,400	$(6,028)	$15,554

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other expense, net	$(1,128)	$(1,706)	$(8,069)	$(9,693)	$(1,795)	$(2,155)	$(5,181)	$(6,453)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $597.1 million, with contract maturities ranging from one to eighteen months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 5 for a discussion of long term debt. As of June 30, 2019, the Company had no outstanding interest rate swap contracts.
For foreign currency contracts designated as cash flow hedges, changes in fair value, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability in cash flows of the hedged transaction. The effective portion is generally released to net income (loss) after the maturity of the related derivative and is classified in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $464.7 million.
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
10. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were 30.9% and 21.5% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 was higher than the effective tax rate for the three months ended June 30, 2018 primarily due to a smaller pre-tax loss for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and the corresponding impact of discrete items as a percentage of the pre-tax results in each period.

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
As noted in the Company's Annual Report on Form 10-K, a significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to the Company's challenged U.S. results in 2017 and 2018, the Company incurred significant pre-tax losses in these jurisdictions. The Company continues to believe, as of June 30, 2019, that the weight of the positive evidence outweighs the negative evidence regarding the realization of the majority of the net deferred tax assets related to U.S. federal and state taxing jurisdictions. However, as of June 30, 2019 and consistent with prior periods, valuation allowances have been recorded against select U.S. State and foreign net operating losses.

11. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income (loss)	$(17,349)	$(95,544)	$5,128	$(125,788)
Denominator
Weighted average common shares outstanding Class A, B and C	451,066	444,626	450,411	443,844
Effect of dilutive securities Class A, B, and C	—	—	3,306	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	451,066	444,626	453,717	443,844

Basic net income (loss) per share of Class A, B and C common stock	$(0.04)	$(0.21)	$0.01	$(0.28)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.04)	$(0.21)	$0.01	$(0.28)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 2.5 million shares of Class A and C common stock outstanding for the six months ended June 30, 2019 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the three months ended June 30, 2019, and the three and six months ended June 30, 2018, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
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
Effective January 1, 2019, the Company changed the way management internally analyzes the business and excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments performance. Prior year amounts have been recast to conform to the 2019 presentation. These changes have no impact on previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders' equity, or cash flows.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net revenues
North America	$816,220	$843,383	$1,659,469	$1,710,928
EMEA	145,320	136,942	279,424	266,530
Asia-Pacific	154,113	125,706	298,398	241,259
Latin America	39,721	40,757	88,909	87,271
Connected Fitness	31,935	29,112	62,039	57,938
Corporate Other (1)	4,420	(1,041)	8,212	(3,697)
Total net revenues	$1,191,729	$1,174,859	$2,396,451	$2,360,229
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Operating income (loss)
North America	$139,198	$132,529	$299,471	$280,714
EMEA	10,493	(5,945)	22,711	1,209
Asia-Pacific	19,647	21,391	39,450	45,513
Latin America	(3,891)	(4,689)	(4,250)	(6,567)
Connected Fitness	11	1,711	1,080	5,122
Corporate Other	(176,940)	(249,872)	(334,685)	(459,527)
Total operating income (loss)	(11,482)	(104,875)	23,777	(133,536)
Interest expense, net	(5,988)	(8,552)	(10,226)	(17,116)
Other expense, net	(1,128)	(8,069)	(1,795)	(5,181)
Income (loss) before income taxes	$(18,598)	$(121,496)	$11,756	$(155,833)

The operating income (loss) information for Corporate Other presented above includes the impact of all restructuring, impairment and restructuring related charges related to the Company's 2018 restructuring plan. These unallocated charges are as follows:

(In thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Unallocated restructuring, impairment and restructuring related charges
North America related	$58,561	$86,214
EMEA related	3,173	11,438
Asia-Pacific related	—	—
Latin America related	16,178	18,859
Connected Fitness related	—	—
Corporate Other related	6,868	13,223
Total unallocated restructuring, impairment and restructuring related charges	$84,780	$129,734
There were no restructuring charges incurred during the three and six months ended June 30, 2019.
Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Apparel	$739,736	$748,335	$1,514,366	$1,517,266
Footwear	284,080	271,375	576,627	543,145
Accessories	106,250	105,906	188,242	198,064
Net Sales	1,130,066	1,125,616	2,279,235	2,258,475
License revenues	25,308	21,172	46,965	47,513
Connected Fitness	31,935	29,112	62,039	57,938
Corporate Other	4,420	(1,041)	8,212	(3,697)
Total net revenues	$1,191,729	$1,174,859	$2,396,451	$2,360,229

Net revenues by distribution channel are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Wholesale	$707,388	$711,449	$1,525,319	$1,492,697
Direct to Consumer	422,678	414,167	753,916	765,778
Net Sales	1,130,066	1,125,616	2,279,235	2,258,475
License revenues	25,308	21,172	46,965	47,513
Connected Fitness	31,935	29,112	62,039	57,938
Corporate Other	4,420	(1,041)	8,212	(3,697)
Total net revenues	$1,191,729	$1,174,859	$2,396,451	$2,360,229

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, the implementation of our marketing and branding strategies, the impact of our investment in our licensee on our results of operations and future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
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
•the impact of the performance of our equity method investment on our results of operations;

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
Overview
We are a leading developer, marketer and distributor of branded athletic performance apparel, footwear and accessories. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. The Under Armour Connected Fitness platform powers one of the world's largest digitally connected fitness and wellness communities and our strategy is focused on engaging with these consumers and increasing awareness and sales of our products.
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
Financial highlights for the three months ended June 30, 2019 as compared to the prior year period include:
•Net revenues increased 1.4%.
•Wholesale revenue decreased 0.6% and direct-to-consumer revenue increased 2.1%.
•Apparel revenue decreased 1.1%, footwear revenue increased 4.7% and accessories revenue was unchanged.
•Revenue in our North America and Latin America segments decreased 3.2% and 2.5%, respectively, while revenue in our Asia-Pacific and EMEA segments increased 22.6% and 6.1%, respectively.
•Gross margin increased 170 basis points, including restructuring related charges in the prior year.
•Selling, general and administrative expense increased 2.4%.
•Restructuring and impairment charges related to the 2018 restructuring plan were $78.8 million in the prior year.
Segment Presentation
Effective January 1, 2019, we changed the way we internally analyze the business and now exclude certain corporate costs from our segment profitability measures. We now report these costs within Corporate Other, which is designed to provide increased transparency and comparability of the performance of our operating segments. Prior year amounts have been recast to conform to the 2019 presentation. These changes had no impact on previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders' equity, or cash flows.
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

Marketing
In connection with the Corporate Other presentation discussed above, effective January 1, 2019, we changed the way we internally analyze marketing. Personnel costs previously included in marketing expense are now included in other expense and digital advertising and placement services previously included in other expense are now included in marketing expense. We believe these changes provide management with increased transparency of our demand creation investments. Certain prior year amounts have been recast to conform to the 2019 presentation. We do not expect these changes to have a material impact on marketing amounts.
2017 and 2018 Restructuring
As previously announced, in both 2017 and 2018, our Board of Directors approved restructuring plans (the "2017 restructuring plan" and the "2018 restructuring plan") designed to more closely align our financial resources with the critical priorities of the business and optimize operations. All restructuring charges under the plans were incurred by December 31, 2018.
There were no restructuring charges incurred during the three and six months ended June 30, 2019. We recognized approximately $84.8 million and $129.7 million of pre-tax charges in connection with the 2018 restructuring plan for the three and six months ended June 30, 2018, respectively.

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
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with Connected Fitness revenues, primarily website hosting costs, and no cost of goods sold is associated with our license revenues.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold, however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.5 million and $22.4 million for the three months ended June 30, 2019 and 2018, respectively, and $42.2 million and $46.0 million for the six months ended June 30, 2019 and 2018.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories. The marketing category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club, collegiate sponsorship, individual athlete and influencer agreements, and providing and selling products directly to team equipment managers and to individual athletes. Media includes digital, broadcast and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing costs are an important driver of our growth.
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

Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net revenues	$1,191,729	$1,174,859	$2,396,451	$2,360,229
Cost of goods sold	637,408	648,275	1,297,343	1,310,192
Gross profit	554,321	526,584	1,099,108	1,050,037
Selling, general and administrative expenses	565,803	552,619	1,075,331	1,067,253
Restructuring and impairment charges	—	78,840	—	116,320
Income (loss) from operations	(11,482)	(104,875)	23,777	(133,536)
Interest expense, net	(5,988)	(8,552)	(10,226)	(17,116)
Other expense, net	(1,128)	(8,069)	(1,795)	(5,181)
Income (loss) before income taxes	(18,598)	(121,496)	11,756	(155,833)
Income tax expense (benefit)	(5,740)	(26,090)	2,391	(30,183)
Loss from equity method investment	(4,491)	(138)	(4,237)	$(138)
Net income (loss)	$(17,349)	$(95,544)	$5,128	$(125,788)

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.5%	55.2%	54.1%	55.5%
Gross profit	46.5%	44.8%	45.9%	44.5%
Selling, general and administrative expenses	47.5%	47.0%	44.9%	45.2%
Restructuring and impairment charges	—%	6.7%	—%	4.9%
Income (loss) from operations	(1.0)%	(8.9)%	1.0%	(5.7)%
Interest expense, net	(0.5)%	(0.7)%	(0.4)%	(0.7)%
Other expense, net	(0.1)%	(0.7)%	(0.1)%	(0.2)%
Income (loss) before income taxes	(1.6)%	(10.3)%	0.5%	(6.6)%
Income tax expense (benefit)	(0.5)%	(2.2)%	0.1%	(1.3)%
Loss from equity method investment	(0.4)%	—%	(0.2)%	—%
Net income (loss)	(1.5)%	(8.1)%	0.2%	(5.3)%

Consolidated Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net revenues increased $16.8 million, or 1.4%, to $1,191.7 million for the three months ended June 30, 2019, from $1,174.9 million during the same period in 2018. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2019	2018
Apparel	$739,736	$748,335
Footwear	284,080	271,375
Accessories	106,250	105,906
Net Sales	1,130,066	1,125,616
License revenues	25,308	21,172
Connected Fitness	31,935	29,112
Corporate Other	4,420	(1,041)
Total net revenues	$1,191,729	$1,174,859

The increase in net sales was driven primarily by unit sales growth in footwear, driven by strength in our run category.
License revenues increased $4.1 million, or 19.5%, to $25.3 million for the three months ended June 30, 2019, from $21.2 million during the same period in 2018, primarily driven by a settlement with one of our North America licensing partners.
Connected Fitness revenue increased $2.8 million, or 9.7%, to $31.9 million for the three months ended June 30, 2019, from $29.1 million during the same period in 2018, primarily driven by an increase in new subscription revenue.
Gross profit increased $27.7 million to $554.3 million for the three months ended June 30, 2019 from $526.6 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, increased 170 basis points to 46.5% for the three months ended June 30, 2019, compared to 44.8% during the same period in 2018. This increase in gross margin percentage was primarily driven by the following:
•approximate 110 basis point increase driven by supply chain initiatives related to improvements in favorable product costs and lower air freight;
•approximate 50 basis point increase driven by restructuring related charges in the prior year period; and
•approximate 30 basis point increase driven by regional mix, primarily due to a higher proportion of Asia-Pacific and Connected Fitness revenues.
The above increases were partially offset by an approximate 30 basis point decrease driven by changes in foreign currency. Gross margin percentage was also positively impacted by channel mix, due to a lower percentage of off-price sales, which was offset primarily by unfavorable pricing of off-price sales, within our wholesale channel.
We expect benefits from supply chain initiatives, including product costs and air freight, and regional mix for the remainder of the year.
Selling, general and administrative expenses increased $13.2 million, or 2.4%, to $565.8 million for the three months ended June 30, 2019, from $552.6 million for the same period in 2018. Within selling, general and administrative expense:
•Marketing costs increased $5.2 million to $144.7 million for the three months ended June 30, 2019, from $139.5 million for the same period in 2018. As a percentage of net revenues, marketing costs increased to 12.1% for the three months ended June 30, 2019 from 11.9% for the same period in 2018.
•Other costs increased $8.0 million to $421.1 million for the three months ended June 30, 2019, from $413.1 million for the same period in 2018. This increase was driven primarily by increased process design efficiency consulting and compensation expense, partially offset by a reserve related to a commercial dispute in the prior year period. As a percentage of net revenues, other costs increased to 35.3% for the three months ended June 30, 2019 from 35.2% for the same period in 2018.
As a percentage of net revenues, selling, general and administrative expenses increased to 47.5% for the three months ended June 30, 2019, compared to 47.0% for the same period in 2018.
Restructuring and impairment charges related to the 2018 restructuring plan were $78.8 million for the three months ended June 30, 2018. There was no restructuring plan or charges in the three months ended June 30, 2019.
Loss from operations decreased $93.4 million to $11.5 million for the three months ended June 30, 2019, from a loss of $104.9 million for the same period in 2018, primarily as a result of $84.8 million of restructuring, impairment and restructuring related charges in the three months ended June 30, 2018.
Interest expense, net decreased $2.6 million to $6.0 million for the three months ended June 30, 2019, from $8.6 million for the same period in 2018. This decrease was primarily due to lower interest as a result of the prepayment of the outstanding balance of $136.3 million on our term loan.
Other expense, net decreased $7.0 million to $1.1 million for the three months ended June 30, 2019, from $8.1 million for the same period in 2018.
Income tax benefit decreased $20.4 million to $5.7 million during the three months ended June 30, 2019 from $26.1 million during the same period in 2018. For the three months ended June 30, 2019, our effective tax rate was 30.9% compared to 21.5% for the same period in 2018. The effective tax rate for the three months ended June 30, 2019 was higher than the effective tax rate for the three months ended June 30, 2018, primarily due to a smaller pre-tax loss for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and the corresponding impact of discrete items as a percentage of the pre-tax results in each period.

Loss from equity method investment increased $4.4 million to $4.5 million during the three months ended June 30, 2019, from $0.1 million during the same period in 2018 due to our allocable share of the net loss of our Japanese Licensee, in which we hold a minority investment. We expect this loss to continue for the remainder of the year.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net revenues increased $36.3 million, or 1.5%, to $2,396.5 million for the six months ended June 30, 2019, from $2,360.2 million during the same period in 2018. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2019	2018
Apparel	$1,514,366	$1,517,266
Footwear	576,627	543,145
Accessories	188,242	198,064
Net Sales	2,279,235	2,258,475
License revenues	46,965	47,513
Connected Fitness	62,039	57,938
Corporate Other	8,212	(3,697)
Total net revenues	$2,396,451	$2,360,229

The increase in net sales was driven primarily by footwear unit sales growth in our run category. The increase was partially offset by a decline in accessories driven by unit sales decreases related to a relaunch within our bags and backpack businesses and softer demand.
License revenues decreased $0.5 million, or 1.2%, to $47.0 million for the six months ended June 30, 2019, from $47.5 million during the same period in 2018, driven primarily by decreased revenue from our licensing partners in Japan and North America due to softer demand, partially offset by a settlement with one of our North America licensing partners.
Connected Fitness revenue increased $4.1 million, or 7.1%, to $62.0 million for the six months ended June 30, 2019, from $57.9 million during the same period in 2018, primarily driven by an increase in new subscription revenue.
Gross profit increased $49.1 million to $1,099.1 million for the six months ended June 30, 2019, from $1,050.0 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, increased 140 basis points to 45.9% for the six months ended June 30, 2019, compared to 44.5% during the same period in 2018. The increase in gross margin percentage was primarily driven by the following:
•approximate 90 basis point increase driven by supply chain initiatives including improvements in product costs and lower air freight;
•approximate 50 basis point increase driven by restructuring related charges in the prior year period; and
•approximate 30 basis point increase driven by regional mix due to a higher proportion of Asia-Pacific revenue.
The above increases were partially offset by an approximate 30 basis point decrease driven by changes in foreign currency.
We expect benefits from supply chain initiatives, including product costs and air freight, and regional mix for the remainder of the year.
Selling, general and administrative expenses increased $8.0 million, or 0.8%, to $1,075.3 million for the six months ended June 30, 2019, from $1,067.3 million for the same period in 2018. Within selling, general and administrative expense:
•Marketing costs increased $12.5 million to $278.6 million for the six months ended June 30, 2019, from $266.1 million for the same period in 2018. As a percentage of net revenues, marketing costs increased to 11.6% for the six months ended June 30, 2019, from 11.3% for the same period in 2018.

•Other costs decreased $4.4 million to $796.7 million for the six months ended June 30, 2019, from $801.1 million for the same period in 2018. This decrease was driven primarily by a reserve related to a commercial dispute in the prior year period, partially offset by increased process design efficiency consulting expense. As a percentage of net revenues, other costs decreased to 33.2% for the six months ended June 30, 2019 from 33.9% for the same period in 2018.
As a percentage of net revenues, selling, general and administrative expenses decreased to 44.9% for the six months ended June 30, 2019 compared to 45.2% for the same period in 2018.
Restructuring and impairment charges related to the 2018 restructuring plan were $116.3 million for the six months ended June 30, 2018. There was no restructuring plan or charges in the six months ended June 30, 2019.
Income from operations increased $157.3 million to income of $23.8 million for the six months ended June 30, 2019, from a loss of $133.5 million for the same period in 2018, primarily as a result of $129.7 million of restructuring, impairment and restructuring related charges in the six months ended June 30, 2018.
Interest expense, net decreased $6.9 million to $10.2 million for the six months ended June 30, 2019 from $17.1 million for the same period in 2018. This decrease was primarily due to lower interest as a result of the prepayment of the outstanding balance of $136.3 million on our term loan.
Other expense, net decreased $3.4 million to $1.8 million for the six months ended June 30, 2019 from $5.2 million for the same period in 2018.
Income tax expense (benefit) increased $32.6 million to an expense of $2.4 million during the six months ended June 30, 2019 from a benefit of $30.2 million during the same period in 2018. For the six months ended June 30, 2019, our effective tax rate was 20.3% compared to 19.4% for the same period in 2018. The income tax expense for the six months ended June 30, 2019 was higher than the income tax benefit for the six months ended June 30, 2018, primarily due to pre-tax income for the six months ended June 30, 2019 compared to pre-tax losses for the six months ended June 30, 2018, and the impact of discrete items as a percentage of the pre-tax results in each period.
Loss from equity method investment increased $4.1 million to $4.2 million during the six months ended June 30, 2019, from $0.1 million during the same period in 2018 due to our allocable share of the net loss of our Japanese Licensee, in which we hold a minority investment. We expect this loss to continue for the remainder of the year.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$816,220	$843,383	$(27,163)	(3.2)%
EMEA	145,320	136,942	8,378	6.1%
Asia-Pacific	154,113	125,706	28,407	22.6%
Latin America	39,721	40,757	(1,036)	(2.5)%
Connected Fitness	31,935	29,112	2,823	9.7%
Corporate Other (1)	4,420	(1,041)	5,461	524.6%
Total net revenues	$1,191,729	$1,174,859	$16,870	1.4%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $27.2 million to $816.2 million for the three months ended June 30, 2019, from $843.4 million for the same period in 2018, primarily due to decreased off-price sales within our wholesale channel. This was partially offset by favorable impacts of returns activity within our wholesale channel, inclusive of specific customer returns that were lower than the reserves previously established.
•Net revenues in our EMEA operating segment increased $8.4 million to $145.3 million for the three months ended June 30, 2019, from $136.9 million for the same period in 2018, primarily due to growth in our wholesale channel.

•Net revenues in our Asia-Pacific operating segment increased $28.4 million to $154.1 million for the three months ended June 30, 2019, from $125.7 million for the same period in 2018, primarily due to growth in our wholesale and direct-to-consumer channels.
•Net revenues in our Latin America operating segment decreased $1.0 million to $39.7 million for the three months ended June 30, 2019, from $40.8 million for the same period in 2018, primarily due to decreased unit sales driven by a change in our business model in Brazil from a subsidiary to a license and distributor model; partially offset by an increase in our wholesale channel.
•Net revenues in our Connected Fitness operating segment increased $2.8 million to $31.9 million for the three months ended June 30, 2019, from $29.1 million for the same period in 2018, primarily driven by an increase in new subscription revenue.
Operating income (loss) by segment and Corporate Other is summarized below:

	Three Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$139,198	$132,529	$6,669	5.0%
EMEA	10,493	(5,945)	16,438	276.5%
Asia-Pacific	19,647	21,391	(1,744)	(8.2)%
Latin America	(3,891)	(4,689)	798	17.0%
Connected Fitness	11	1,711	(1,700)	(99.4)%
Corporate Other	(176,940)	(249,872)	72,932	29.2%
Total operating income (loss)	$(11,482)	$(104,875)	$93,393	89.1%
The increase in total operating income (loss) was driven by the following segment results:
•Operating income in our North America operating segment increased $6.7 million to $139.2 million for the three months ended June 30, 2019, from $132.5 million for the same period in 2018, primarily driven by supply chain initiatives related to improvements in favorable product costs and expense management, partially offset by decreases in net revenues discussed above.
•Operating income in our EMEA operating segment increased $16.4 million to $10.5 million for the three months ended June 30, 2019, from a loss of $5.9 million for the same period in 2018, primarily driven by increases in net revenues discussed above and a reserve related to a commercial dispute in the prior year period.
•Operating income in our Asia-Pacific operating segment decreased $1.7 million to $19.6 million for the three months ended June 30, 2019, from $21.4 million for the same period in 2018, primarily driven by increased inventory reserves and investments in our direct-to-consumer business.
•Operating loss in our Latin America operating segment decreased $0.8 million to $3.9 million for the three months ended June 30, 2019, from $4.7 million for the same period in 2018, primarily driven by expense management, including expense management and changes to our business model in Brazil.
•Operating income in our Connected Fitness segment decreased $1.7 million to break-even for the three months ended June 30, 2019, compared to $1.7 million for the same period in 2018. The increase in net revenues discussed above was offset by continued application enhancements.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net revenues by segment and Corporate Other are summarized below:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$1,659,469	$1,710,928	$(51,459)	(3.0)%
EMEA	279,424	266,530	12,894	4.8%
Asia-Pacific	298,398	241,259	57,139	23.7%
Latin America	88,909	87,271	1,638	1.9%
Connected Fitness	62,039	57,938	4,101	7.1%
Corporate Other (1)	8,212	(3,697)	11,909	322.1%
Total net revenues	$2,396,451	$2,360,229	$36,222	1.5%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.

The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $51.5 million to $1,659.5 million for the six months ended June 30, 2019, from $1,710.9 million for the same period in 2018, primarily due to lower sales within our direct-to-consumer channel and decreased off-price sales within our wholesale channel.
•Net revenues in our EMEA operating segment increased $12.9 million to $279.4 million for the six months ended June 30, 2019, from $266.5 million for the same period in 2018, primarily due to growth in our wholesale and direct-to-consumer channels.
•Net revenues in our Asia-Pacific operating segment increased $57.1 million to $298.4 million for the six months ended June 30, 2019, from $241.3 million for the same period in 2018, primarily due to growth in our wholesale and direct-to-consumer channels.
•Net revenues in our Latin America operating segment increased $1.6 million to $88.9 million for the six months ended June 30, 2019, from $87.3 million for the same period in 2018, primarily due to growth in our wholesale channel; partially offset by a decrease in unit sales driven by a change in our business model in Brazil from a subsidiary to a license and distributor model.
•Net revenues in our Connected Fitness operating segment increased $4.1 million to $62.0 million for the six months ended June 30, 2019, from $57.9 million for the same period in 2018, primarily driven by an increase in new subscription revenue.
Operating income (loss) by segment and Corporate Other is summarized below:

	Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$299,471	$280,714	$18,757	6.7%
EMEA	22,711	1,209	21,502	1,778.5%
Asia-Pacific	39,450	45,513	(6,063)	(13.3)%
Latin America	(4,250)	(6,567)	2,317	35.3%
Connected Fitness	1,080	5,122	(4,042)	(78.9)%
Corporate Other	(334,685)	(459,527)	124,842	27.2%
Total operating income (loss)	$23,777	$(133,536)	$157,313	117.8%

The increase in total operating income was driven by the following segment results:
•Operating income in our North America operating segment increased $18.8 million to $299.5 million for the six months ended June 30, 2019, from $280.7 million of operating income for the same period in 2018, primarily driven by supply chain initiatives related to improvements in favorable product costs and expense management, partially offset by decreases in net revenues discussed above.
•Operating income in our EMEA operating segment increased $21.5 million to $22.7 million for the six months ended June 30, 2019, from $1.2 million for the same period in 2018, primarily driven by increases in net revenues discussed above and a reserve related to a commercial dispute in the prior year period.
•Operating income in our Asia-Pacific operating segment decreased $6.1 million to $39.5 million for the six months ended June 30, 2019, from $45.5 million for the same period in 2018, primarily driven by a higher proportion of off-price sales and investments in our direct-to-consumer business.
•Operating loss in our Latin America operating segment decreased $2.3 million to $4.3 million for the six months ended June 30, 2019, from $6.6 million for the same period in 2018, primarily driven by expense management, including expense management and changes to our business model in Brazil.
•Operating income in our Connected Fitness segment decreased $4.0 million to $1.1 million for the six months ended June 30, 2019, from $5.1 million for the same period in 2018, primarily driven by increased application enhancements.

Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the last two quarters of the year. Our capital investments have included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities to support our growth, leasehold improvements to our brand and factory house stores, and investment and improvements in information technology systems.
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
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets, and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of June 30, 2019, we had no amounts outstanding under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in, or tightening of the capital markets, could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$112,707	$146,007
Investing activities	(78,043)	(126,065)
Financing activities	(139,241)	(131,270)
Effect of exchange rate changes on cash and cash equivalents	4,463	(2,487)
Net increase (decrease) in cash and cash equivalents	$(100,114)	$(113,815)
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
Cash provided by operating activities decreased $33.3 million to $112.7 million for the six months ended June 30, 2019 from $146.0 million of cash provided by operating activities during the same period in 2018. The decrease in cash provided by operating activities primarily driven by the following:
•a decrease in cash provided by accounts receivable of $192.0 million for the six months ended June 30, 2019 as compared to the same period in 2018;
•a decrease in cash provided by accounts payable of $102.5 million for the six months ended June 30, 2019 as compared to the same period in 2018; and
•an decrease in cash provided by accrued expenses and other liabilities of $97.0 million for the six months ended June 30, 2019 as compared to the same period in 2018.
This was partially offset by an increase in net income adjusted for non-cash items of $127.4 million and an increase in cash provided by inventory of $220.7 million for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due improved inventory management efforts.

Investing Activities
Cash used in investing activities decreased $48.1 million to $78.0 million for the six months ended June 30, 2019 from $126.1 million for the same period in 2018, primarily due to lower capital expenditures and the purchase of an additional 10% common stock ownership in Dome Corporation ("Dome"), our Japanese licensee in the prior year.
Capital expenditures for the full year 2019 are expected to be approximately $210.0 million, comprised primarily of investments in our retail stores, global wholesale fixtures, corporate offices and digital initiatives.
Financing Activities
Cash used in financing activities increased $7.9 million to $139.2 million for the six months ended June 30, 2019 from $131.3 million of cash used in financing activities during the same period in 2018.
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement, amending and restating our prior credit agreement. As amended and restated, our credit agreement has a term of five years, maturing in March 2024, and provides revolving credit commitments for up to $1.25 billion of borrowings, with no term loan borrowings, which were provided for under our prior credit agreement. As of June 30, 2019, there were no amounts outstanding under our revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million outstanding under the term loan. In January 2019, we prepaid the outstanding balance of $136.3 million on our term loan, without penalty.
At our request and the lender's consent, commitments under the credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.6 million of letters of credit outstanding as of June 30, 2019.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00, and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of June 30, 2019, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. During the three months ended June 30, 2019, there were no borrowings under the revolving credit facility. The weighted average interest rate under the revolving credit facility borrowings was 2.9% during the three months ended June 30, 2018, and 3.6% and 2.8% for the six months ended June 30, 2019 and 2018, respectively. The weighted average interest rate under the outstanding term loan was 3.3% and 3.1% during the three and six months ended June 30, 2018, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2019, the commitment fee was 15 basis points.

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
Interest expense, net, was $6.0 million and $8.6 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2018 Form 10-K as updated in our Form 10-Q for the quarter ended June 30, 2019.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could be significantly different from these estimates. We believe the following addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2018 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2018 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 of our consolidated financial statements, there were no significant changes to our critical accounting policies during the six months ended June 30, 2019.
Recently Issued Accounting Standards
Refer to Note 2 of our consolidated financial statements, included in this Form 10-Q, for our assessment of recently issued accounting standards.

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
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational in July 2017, in our North America, EMEA, and Connected Fitness operations. The second phase of this implementation became operational in April 2019 in China and South Korea. We believe the implementation of the systems and related changes to internal controls will enhance our internal controls over financial reporting. We also believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and we will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
We are currently in the process of developing an implementation strategy and roll-out plan for FMS in our Latin America operations over the next several years. As the phased implementation of this system continues, we will continue to experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. In addition, we believe that our robust assessment provides effective global coverage for key control activities that support our internal controls over financial reporting conclusion. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - The process of implementing a new operating and information system, which involves risks and uncertainties that could adversely affect our business " in our Annual Report on Form 10-K for the year ended December 31, 2018.
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.
During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements in connection with the adoption of ASU 2016-02 on January 1, 2019. We also implemented controls to support the lease system and accounting under this ASU to monitor and maintain appropriate internal control over financial reporting.

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
Our results of operations are affected by the performance of our equity investment, over which we do not exercise control.

We maintain a minority investment in our Japanese licensee, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our consolidated financial statements. Our results of operations are affected by the performance of that business, over which we do not exercise control.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan.
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: August 1, 2019