Form 10-Q
period 2019-09-30
Under Armour, Inc.
filed 2019-11-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 31, 2019 there were 188,201,612 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 228,913,746 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Current assets
Cash and cash equivalents	$416,603	$557,403	$168,682
Accounts receivable, net	843,495	652,546	867,074
Inventories	906,544	1,019,496	1,173,115
Prepaid expenses and other current assets	292,447	364,183	378,159
Total current assets	2,459,089	2,593,628	2,587,030
Property and equipment, net	778,894	826,868	821,078
Operating lease right-of-use assets	595,832	—	—
Goodwill	541,798	546,494	551,208
Intangible assets, net	37,811	41,793	43,792
Deferred income taxes	90,860	112,420	86,436
Other long term assets	129,481	123,819	137,625
Total assets	$4,633,765	$4,245,022	$4,227,169
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$—	$75,000
Accounts payable	483,627	560,884	499,467
Accrued expenses	309,305	340,415	303,399
Customer refund liabilities	209,785	301,421	303,457
Operating lease liabilities	119,446	—	—
Current maturities of long term debt	—	25,000	25,000
Other current liabilities	77,498	88,257	93,416
Total current liabilities	1,199,661	1,315,977	1,299,739
Long term debt, net of current maturities	591,995	703,834	703,455
Operating lease liabilities, non-current	588,490	—	—
Other long term liabilities	99,953	208,340	218,054
Total liabilities	2,480,099	2,228,151	2,221,248
Commitments and contingencies (See Note 6)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2019, December 31, 2018 and September 30, 2018; 188,201,145 shares issued and outstanding as of September 30, 2019, 187,710,319 shares issued and outstanding as of December 31, 2018, and 187,611,121 shares issued and outstanding as of September 30, 2018.	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2019, December 31, 2018 and September 30, 2018.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2019, December 31, 2018 and September 30, 2018; 228,881,215 shares issued and outstanding as of September 30, 2019, 226,421,963 shares issued and outstanding as of December 31, 2018, and 226,263,389 shares issued and outstanding as of September 30, 2018.	76	75	75
Additional paid-in capital	960,451	916,628	915,449
Retained earnings	1,242,437	1,139,082	1,134,684
Accumulated other comprehensive loss	(49,371)	(38,987)	(44,360)
Total stockholders’ equity	2,153,666	2,016,871	2,005,921
Total liabilities and stockholders’ equity	$4,633,765	$4,245,022	$4,227,169
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$1,429,456	$1,442,976	$3,825,907	$3,803,205
Cost of goods sold	739,558	777,769	2,036,901	2,087,961
Gross profit	689,898	665,207	1,789,006	1,715,244
Selling, general and administrative expenses	550,978	527,640	1,626,309	1,594,893
Restructuring and impairment charges	—	18,601	—	134,920
Income (loss) from operations	138,920	118,966	162,697	(14,569)
Interest expense, net	(5,655)	(9,151)	(15,881)	(26,266)
Other expense, net	(429)	(4,294)	(2,224)	(9,475)
Income (loss) before income taxes	132,836	105,521	144,592	(50,310)
Income tax expense	29,344	30,874	31,735	691
Income (loss) from equity method investment	(1,177)	619	(5,414)	481
Net income (loss)	$102,315	$75,266	$107,443	$(50,520)

Basic net income (loss) per share of Class A, B and C common stock	$0.23	$0.17	$0.24	$(0.11)
Diluted net income (loss) per share of Class A, B and C common stock	$0.23	$0.17	$0.24	$(0.11)

Weighted average common shares outstanding Class A, B and C common stock
Basic	451,385	447,070	450,739	444,931
Diluted	454,695	451,035	454,047	444,931
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$102,315	$75,266	$107,443	$(50,520)
Other comprehensive loss:
Foreign currency translation adjustment	(12,111)	(1,042)	(4,713)	(16,861)
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of ($2,520) and $731 for the three months ended September 30, 2019 and 2018, respectively, and $632 and ($5,362) for the nine months ended September 30, 2019 and 2018, respectively.	7,372	(1,658)	(1,338)	15,677
Loss on intra-entity foreign currency transactions	(5,140)	(3,171)	(4,333)	(4,965)
Total other comprehensive loss	(9,879)	(5,871)	(10,384)	(6,149)
Comprehensive income (loss)	$92,436	$69,395	$97,059	$(56,669)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	186,051	$62	34,450	$11	224,382	$75	$901,851	$1,060,402	$(38,489)	$1,923,912
Exercise of stock options	34	—	—	—	143	—	406	—	—	406
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—		(50)	—	—	(984)	—	(984)
Issuance of Class A Common Stock, net of forfeitures	1,526	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,788	—	1,420	—	—	1,420
Stock-based compensation expense	—	—	—	—	—	—	11,772	—	—	11,772
Comprehensive loss	—	—	—	—	—	—	—	75,266	(5,871)	69,395
Balance as of September 30, 2018	187,611	$62	34,450	$11	226,263	$75	$915,449	$1,134,684	$(44,360)	$2,005,921

Balance as of December 31, 2017	185,257	$61	34,450	$11	222,375	$74	$872,266	$1,184,441	$(38,211)	$2,018,642
Exercise of stock options	481	1	—	—	601	—	6,317	—	—	6,318
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	(134)	—	—	(2,744)	—	(2,744)
Issuance of Class A Common Stock, net of forfeitures	1,896	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,421	1	4,419	—	—	4,420
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	3,507	—	3,507
Stock-based compensation expense	—	—	—	—	—	—	32,447	—	—	32,447
Comprehensive loss	—	—	—	—	—	—	—	(50,520)	(6,149)	(56,669)
Balance as of September 30, 2018	187,611	$62	34,450	$11	226,263	$75	$915,449	$1,134,684	$(44,360)	$2,005,921
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity (continued)
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	188,144	$62	34,450	$11	228,653	$76	$946,488	$1,141,129	$(39,492)	$2,048,274
Exercise of stock options	40	—	—	—	34	—	265	—	—	265
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(59)	—	—	(1,007)	—	(1,007)
Issuance of Class A Common Stock, net of forfeitures	17	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	253	—	1,285	—	—	1,285
Stock-based compensation expense	—	—	—	—	—	—	12,413	—	—	12,413
Comprehensive income (loss)	—	—	—	—	—	—	—	102,315	(9,879)	92,436
Balance as of September 30, 2019	188,201	$62	34,450	$11	228,881	$76	$960,451	$1,242,437	$(49,371)	$2,153,666

Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
Exercise of stock options	355	—	—	—	271	—	1,638	—	—	1,638
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(217)	—	—	(4,088)	—	(4,088)
Issuance of Class A Common Stock, net of forfeitures	151	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,405	1	4,137	—	—	4,138
Stock-based compensation expense	—	—	—	—	—	—	38,048	—	—	38,048
Comprehensive income (loss)	—	—	—	—	—	—	—	107,443	(10,384)	97,059
Balance as of September 30, 2019	188,201	$62	34,450	$11	228,881	$76	$960,451	$1,242,437	$(49,371)	$2,153,666
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$107,443	$(50,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	140,443	135,029
Unrealized foreign currency exchange rate gain	12,885	9,350
Loss on disposal of property and equipment	2,884	3,378
Impairment charges	—	9,930
Amortization of bond premium	190	190
Stock-based compensation	38,048	32,445
Excess tax benefit (loss) from stock-based compensation arrangements	—	(3)
Deferred income taxes	23,827	(9,965)
Changes in reserves and allowances	(22,778)	(239,073)
Changes in operating assets and liabilities:
Accounts receivable	(187,585)	(23,846)
Inventories	123,364	(30,390)
Prepaid expenses and other assets	73,753	(97,519)
Other non-current assets	5,939	(1,596)
Accounts payable	(67,336)	(37,353)
Accrued expenses and other liabilities	(52,466)	113,297
Customer refund liability	(88,710)	304,685
Income taxes payable and receivable	(7,433)	778
Net cash provided by operating activities	102,468	118,817
Cash flows from investing activities
Purchases of property and equipment	(105,767)	(121,439)
Sale of property and equipment	—	11,285
Purchases of other assets	(1,273)	(4,861)
Purchase of equity method investment	—	(39,208)
Net cash used in investing activities	(107,040)	(154,223)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	25,000	465,000
Payments on long term debt and revolving credit facility	(162,817)	(580,000)
Employee taxes paid for shares withheld for income taxes	(4,088)	(2,743)
Proceeds from exercise of stock options and other stock issuances	5,797	10,739
Payments of debt financing costs	(2,661)	(11)
Other financing fees	77	306
Net cash used in financing activities	(138,692)	(106,709)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,809	520
Net decrease in cash, cash equivalents and restricted cash	(138,455)	(141,595)
Cash, cash equivalents and restricted cash
Beginning of period	566,060	318,135
End of period	$427,605	$176,540

Non-cash investing and financing activities
Change in accrual for property and equipment	$(15,620)	$(26,566)
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated. The consolidated balance sheet as of December 31, 2018 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 (the “2018 Form 10-K”), which should be read in conjunction with these consolidated financial statements. The results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or any other portions thereof.
During the second quarter of 2019, the Company recorded an adjustment related to prior periods to correct unrecorded consulting expenses incurred primarily in connection with the 2018 restructuring plan. Selling, general and administrative expenses for the nine months ended September 30, 2019 includes $5.5 million of expense that was understated in prior periods. The Company concluded that the error was not material to any prior or interim periods presented.
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

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$416,603	$557,403	$168,682
Restricted cash	11,002	8,657	7,858
Total Cash, cash equivalents and restricted cash	$427,605	$566,060	$176,540
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of each customer’s financial condition. One of the Company's customers accounted for 10% of accounts receivable as of September 30, 2019. None of the Company's customers accounted for more than 10% of accounts receivable as of December 31, 2018 and September 30, 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, no customer accounted for more than 10% of the Company's net revenues.
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
As of September 30, 2019, December 31, 2018 and September 30, 2018, no amounts remained outstanding. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the consolidated statement of operations.
Allowance for Doubtful Accounts
As of September 30, 2019, December 31, 2018, and September 30, 2018, the allowance for doubtful accounts was $16.5 million, $22.2 million and $24.0 million, respectively.
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
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses, on the Company's unaudited consolidated balance sheets. As of September 30, 2019, December 31, 2018, and September 30, 2018, contract liabilities were $60.6 million, $55.0 million and $31.9 million, respectively.
For the three and nine months ended September 30, 2019, the Company recognized $9.2 million and $22.6 million of revenue that was previously included in contract liabilities as of December 31, 2018. For the three and nine months ended September 30, 2018, the Company recognized $4.5 million and $19.7 million of revenue that was previously included in contract liabilities as of December 31, 2017. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
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
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $20.8 million and $24.2 million for the three months ended September 30, 2019 and 2018, respectively, and $63.0 million and $70.2 million for the nine months ended September 30, 2019 and 2018, respectively.
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
As of September 30, 2019, the carrying value of the Company’s total investment in Dome was $47.4 million. The Company's proportionate share of Dome's net assets exceeded its total investment by $63.8 million, which was determined at the time of the investment in April 2018, and is not amortized. For the three and nine months ended September 30, 2019 and 2018, the Company recorded the allocable share of Dome’s net income (loss) in its consolidated statements of operations and as an adjustment to the invested balance.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $9.2 million and $9.2 million for the three months ended September 30, 2019 and 2018, respectively, and $20.9 million and $22.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, December 31, 2018, and September 30, 2018, the Company had $9.1 million, $13.1 million, and $9.0 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited consolidated balance sheets.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance for leases and will require recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. This ASU requires disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The Company adopted this ASU and related amendments on January 1, 2019, and has elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. As permitted, the Company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing leases and whether existing land easements and rights of way, which were not previously accounted for as leases, are leases. The Company implemented a new lease system in connection with the adoption of this ASU. The Company has operating lease right-of-use assets of $595.8 million and operating lease liabilities of $707.9 million on the Company's unaudited consolidated balance sheets as of September 30, 2019. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets. There was no material impact to the consolidated statements of operations and no cumulative earnings effect adjustment upon adoption. Refer to Note 4 for a discussion of leases.

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
The summary of the costs incurred during the three and nine months ended September 30, 2018 in connection with the 2018 restructuring plan is as follows:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Costs recorded in cost of goods sold:
Inventory write-offs	$5,687	$19,101
Total costs recorded in cost of goods sold	5,687	19,101

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	271	12,235
Employee related costs	8,110	8,110
Other restructuring related costs	6,516	26,238
Contract exit costs	3,704	88,337
Total costs recorded in restructuring and impairment charges	18,601	134,920
Total restructuring, impairment and restructuring related costs	$24,288	$154,021

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 restructuring plans is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2019	$8,532	$71,356	$4,876
Additions charged to expense	—	—	—
Cash payments charged against reserve	(5,727)	(14,889)	(4,794)
Reclassification to operating lease liabilities (1)	—	(30,572)	—
Changes in reserve estimate	(961)	(301)	—
Balance at September 30, 2019	$1,844	$25,594	$82
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
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $37.6 million and $113.4 million for the three and nine months ended September 30, 2019, respectively, under non-cancelable operating lease agreements.
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
Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Weighted average remaining lease term (in years)	6.96
Weighted average discount rate	4.29%
Supplemental cash flow and other information related to leases was as follows:

(In thousands)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$83,183
Leased assets obtained in exchange for new operating lease liabilities	47,832

Maturities of lease liabilities are as follows:

(In thousands)
2019	$44,134
2020	141,983
2021	128,259
2022	116,370
2023	103,477
2024 and thereafter	295,916
Total lease payments	$830,139
Less: Interest	122,203
Total present value of lease liabilities	$707,936
As of September 30, 2019, the Company has additional operating lease obligations that have not yet commenced of approximately $344.1 million, which are not reflected in the table above. These relate to retail store lease obligations commencing in 2020 with lease terms up to 15 years, and primarily relate to a flagship store.
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

5. Long Term Debt
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (the "credit agreement"), amending and restating the Company's prior credit agreement. The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.25 billion of borrowings, but no term loan borrowings, which were provided for under the prior credit agreement. As of September 30, 2019, there were no amounts outstanding under the revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million of term loan borrowings outstanding. In January 2019, the Company prepaid the outstanding balance of $136.3 million on its term loans, without penalty.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $5.1 million of letters of credit outstanding as of September 30, 2019.
The credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions, as well as financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios. As of September 30, 2019, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for

U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. During the three months ended September 30, 2019, there were no borrowings under the revolving credit facility. The weighted average interest rate under the revolving credit facility borrowings was 3.3% during the three months ended September 30, 2018, and 3.6% and 3.0% for the nine months ended September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, there were no borrowings under the outstanding term loan. The weighted average interest rate under the outstanding term loan was 3.3% and 3.1% during the three and nine months ended September 30, 2018, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2019, the commitment fee was 15.0 basis points. The Company incurred and deferred $3.5 million in financing costs in connection with the credit agreement.
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
Interest expense, net, was $5.7 million and $9.2 million for the three months ended September 30, 2019 and 2018, respectively, and $15.9 million and $26.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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
Securities Class Action
In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “District Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On August 4, 2017, the lead plaintiff in the Consolidated Action, North East Scotland Pension Fund, joined by named plaintiff Bucks County

Employees Retirement Fund, filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s Chief Executive Officer and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017. The Amended Complaint also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016. The Securities Act claims are asserted against the Company, the Company’s Chief Executive Officer, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleges that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint. On September 19, 2018, the District Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. The lead plaintiff filed a Second Amended Complaint on November 16, 2018, asserting claims under the Exchange Act and naming the Company and Mr. Plank as the remaining defendants. The remaining defendants filed a motion to dismiss the Second Amended Complaint on January 17, 2019. On August 19, 2019, the District Court dismissed the Second Amended Complaint with prejudice.
In September 2019, the lead plaintiff in the Consolidated Action filed an appeal in the United States Court of Appeals for the Fourth Circuit challenging the decisions by the District Court on September 19, 2018 and August 19, 2019 (the "Appeal"). Briefing in connection with the Appeal is expected to be completed by the end of 2019. The Company continues to believe that the claims asserted in the Consolidated Action and the Appeal are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Patel v. Under Armour, Inc.
On November 6, 2019, a purported shareholder of the Company filed a securities case in the United States District Court for the District of Maryland against the Company and the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, as well as a former Chief Financial Officer of the Company (captioned Kirtan Patel v. Under Armour, Inc., No 1:19-cv-03209-RDB). The complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaint. The complaint claims that the defendants’ disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission since July 2017. The class period identified in the complaint is August 3, 2016 through November 1, 2019, inclusive.
The Company has not yet been served with the complaint. The Company believes that the claims are without merit and, once served, intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of this matter.
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
On March 20, 2019, these cases were consolidated under the caption In re Under Armour, Inc. Shareholder Derivative Litigation and a lead plaintiff was appointed by the court. On May 1, 2019, the lead plaintiff filed a consolidated derivative complaint asserting that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other related party transactions and that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels to the Company. The consolidated complaint also asserts an unjust enrichment claim against Mr. Plank and Sagamore. It seeks damages on behalf of the Company and certain corporate governance related actions. The Company and the defendants filed a motion to dismiss the consolidated complaint on July 2, 2019, which is currently pending.
In June and July 2018, three additional purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively), and those cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). The operative complaints in these cases name Mr. Plank, certain other members of the Company’s Board of Directors and certain former Company executives as defendants, and name the Company as a nominal defendant. The operative complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products and stock sales by certain individual defendants. The operative complaints in each of these cases assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. The operative complaint in the Kenney matter also makes allegations similar to those in the consolidated complaint in the In re Under Armour, Inc. Shareholder Derivative Litigation matter discussed above regarding the Company’s purchase of parcels from entities controlled by Mr. Plank through Sagamore and asserts a claim of corporate waste against the individual defendants. These complaints seek similar remedies to the remedies sought in the In re Under Armour, Inc. Shareholder Derivative Litigation complaint.
The Andersen action was stayed between December 2018 and August 2019 pursuant to a court order. In September 2019, pursuant to an agreement between the parties, the court in the Andersen action entered an order staying that case pending the resolution of the Appeal. On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the In re Under Armour Securities Litigation and the In re Under Armour, Inc. Shareholder Derivative Litigation matters.
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
Data Incident
In 2018, an unauthorized third party acquired data associated with the Company’s Connected Fitness users’ accounts for the Company’s MyFitnessPal application and website. Consumer class action lawsuits in connection with this incident remain pending, and the Company has received inquiries regarding the incident from certain government regulators and agencies.  The Company does not currently consider these matters to be material and believes its insurance coverage will provide coverage should any significant expense arise.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets (liabilities) measured at fair value on a recurring basis are set forth in the table below:

	September 30, 2019			December 31, 2018			September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 9)	$—	$18,695	$—	$—	$19,531	$—	$—	$11,592	$—
Interest rate swap contracts (see Note 9)	—	—	—	—	1,567	—	—	2,577	—
TOLI policies held by the Rabbi Trust	—	6,139	—	—	5,328	—	—	6,026	—
Deferred Compensation Plan obligations	—	(10,269)	—	—	(6,958)	—	—	(8,339)	—
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
As of September 30, 2019, December 31, 2018, and September 30, 2018, the fair value of the Company's Senior Notes was $579.7 million, $500.1 million and $529.7 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of September 30, 2019, December 31, 2018 and September 30, 2018. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

8. Stock Based Compensation
Performance-Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. During the nine months ended September 30, 2019, 0.6 million performance-based restricted stock units and 0.2 million performance-based stock options for shares of the Company's Class C common stock were awarded under the Company's Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan, as amended. The performance-based restricted stock units and stock options have weighted average grant date fair values of $19.39 and $8.70, respectively. Vesting conditions are tied to the achievement of revenue and operating income targets for 2019 and 2020, with possible achievement levels ranging from 25-200% of the target level based on performance (with no restricted stock units or stock options vesting if none of the performance targets are achieved). Upon the achievement of the targets, one third of the restricted stock units and stock options will vest each in February 2021, 2022 and 2023. The Company deemed the achievement of certain revenue and operating income targets for 2019 and 2020 probable during the nine months ended September 30, 2019. The Company assesses the probability of the achievement of the remaining revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.

9. Risk Management and Derivatives
The Company is exposed to global market risks, including the effects of changes in foreign currency and interest rates. The Company uses derivative instruments to manage financial exposures that occur in the normal course of business and does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to forecasted cash flows and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2019, the Company has hedge instruments, primarily for U.S. Dollar/Chinese Renminbi, British Pound/U.S. Dollar, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, Euro/U.S. Dollar, and U.S. Dollar/Korean Won currency pairs. All derivatives are recognized on the unaudited consolidated balance sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments within the unaudited consolidated balance sheets. Refer to Note 7 for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	September 30, 2019	December 31, 2018	September 30, 2018
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$18,866	$19,731	$13,532
Foreign currency contracts	Other long term assets	1,220	—	318
Interest rate swap contracts	Other long term assets	—	1,567	2,577
Total derivative assets designated as hedging instruments		$20,086	$21,298	$16,427

Foreign currency contracts	Other current liabilities	$1,260	$228	$1,709
Foreign currency contracts	Other long term liabilities	—	—	—
Total derivative liabilities designated as hedging instruments		$1,260	$228	$1,709

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,393	$1,097	$773
Total derivative assets not designated as hedging instruments		$1,393	$1,097	$773

Foreign currency contracts	Other current liabilities	$2,794	$2,307	$3,141
Total derivative liabilities not designated as hedging instruments		$2,794	$2,307	$3,141

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,429,456	$6,125	$1,442,976	$(46)	$3,825,907	$14,337	$3,803,205	$(3,743)
Cost of goods sold	739,558	1,317	777,769	321	2,036,901	3,525	2,087,961	(2,208)
Interest expense, net	(5,655)	(9)	(9,151)	133	(15,881)	1,607	(26,266)	191
Other expense, net	(429)	44	(4,294)	705	(2,224)	836	(9,475)	845

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of June 30, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	11,595	17,378	7,495	21,478
Interest rate swaps	(595)	—	(9)	(586)
Total designated as cash flow hedges	$11,000	$17,378	$7,486	$20,892

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	21,908	18,277	18,707	21,478
Interest rate swaps	954	67	1,607	(586)
Total designated as cash flow hedges	$22,862	$18,344	$20,314	$20,892

(In thousands)	Balance as of June 30, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	13,755	(1,580)	966	11,209
Interest rate swaps	1,799	23	(132)	1,954
Total designated as cash flow hedges	$15,554	$(1,557)	$834	$13,163

(In thousands)	Balance as of December 31, 2017	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	(8,312)	14,401	(5,120)	11,209
Interest rate swaps	438	1,442	(75)	1,954
Total designated as cash flow hedges	$(7,874)	$15,843	$(5,195)	$13,163

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other expense, net	$(429)	$(474)	$(4,294)	$(5,613)	$(2,224)	$(2,629)	$(9,475)	$(12,066)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $568.3 million, with contract maturities ranging from one to eighteen months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 5 for a discussion of long term debt. As of September 30, 2019, the Company had no outstanding interest rate swap contracts.
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
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $454.0 million.
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
10. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were 22.1% and 29.3% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate for the three months ended September 30, 2019 was lower than the effective tax rate for the three months ended September 30, 2018 primarily due to changes in the proportion of earnings taxed in the United States as a result of the 2018 Restructuring Plan, partially offset by discrete items as a percentage of the pre-tax results in each period.

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
As noted in the Company's Annual Report on Form 10-K, a significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. Due to the Company's challenged U.S. results in 2017 and 2018 the Company incurred significant pre-tax losses in these jurisdictions. The Company continues to believe, as of September 30, 2019, that the weight of the positive evidence outweighs the negative evidence, regarding the realization of the majority of the net deferred tax assets related to U.S. federal and state taxing jurisdictions. However, as of September 30, 2019 and consistent with prior periods, valuation allowances have been recorded against select U.S. State and foreign net operating losses.

11. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income (loss)	$102,315	$75,266	$107,443	$(50,520)
Denominator
Weighted average common shares outstanding Class A, B and C	451,385	447,070	450,739	444,931
Effect of dilutive securities Class A, B, and C	3,310	3,965	3,308	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	454,695	451,035	454,047	444,931

Basic net income (loss) per share of Class A, B and C common stock	$0.23	$0.17	$0.24	$(0.11)
Diluted net income (loss) per share of Class A, B and C common stock	$0.23	$0.17	$0.24	$(0.11)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 0.6 million and 1.3 million shares of Class A and C common stock outstanding for the three months ended September 30, 2019 and 2018, respectively, and 1.9 million for the nine months ended September 30, 2019, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the nine months ended September 30, 2018, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net revenues
North America	$1,015,920	$1,059,535	$2,675,389	$2,770,463
EMEA	160,981	147,640	440,405	414,170
Asia-Pacific	154,898	149,388	453,296	390,647
Latin America	52,186	54,299	141,095	141,570
Connected Fitness	39,346	32,160	101,385	90,098
Corporate Other (1)	6,125	(46)	14,337	(3,743)
Total net revenues	$1,429,456	$1,442,976	$3,825,907	$3,803,205
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Operating income (loss)
North America	$237,229	$253,706	$536,700	$534,421
EMEA	21,989	16,726	44,700	17,935
Asia-Pacific	34,666	36,579	74,116	82,092
Latin America	233	(3,772)	(4,017)	(10,339)
Connected Fitness	7,023	2,132	8,103	7,254
Corporate Other	(162,220)	(186,405)	(496,905)	(645,932)
Total operating income (loss)	138,920	118,966	162,697	(14,569)
Interest expense, net	(5,655)	(9,151)	(15,881)	(26,266)
Other expense, net	(429)	(4,294)	(2,224)	(9,475)
Income (loss) before income taxes	$132,836	$105,521	$144,592	$(50,310)

The operating income (loss) information for Corporate Other presented above includes the impact of all restructuring, impairment and restructuring related charges related to the Company's 2018 restructuring plan. These unallocated charges are as follows:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Unallocated restructuring, impairment and restructuring related charges
North America related	$13,056	$99,269
EMEA related	403	11,841
Asia-Pacific related	20	20
Latin America related	5,404	24,263
Connected Fitness related	178	178
Corporate Other related	5,227	18,450
Total unallocated restructuring, impairment and restructuring related charges	$24,288	$154,021
There were no restructuring charges incurred during the three and nine months ended September 30, 2019.
Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Apparel	$985,623	$978,457	$2,499,989	$2,495,723
Footwear	250,596	284,856	827,223	828,001
Accessories	118,164	116,186	306,406	314,250
Net Sales	1,354,383	1,379,499	3,633,618	3,637,974
License revenues	29,602	31,363	76,567	78,876
Connected Fitness	39,346	32,160	101,385	90,098
Corporate Other	6,125	(46)	14,337	(3,743)
Total net revenues	$1,429,456	$1,442,976	$3,825,907	$3,803,205

Net revenues by distribution channel are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Wholesale	$891,709	$914,225	$2,417,028	$2,406,922
Direct to Consumer	462,674	465,274	1,216,590	1,231,052
Net Sales	1,354,383	1,379,499	3,633,618	3,637,974
License revenues	29,602	31,363	76,567	78,876
Connected Fitness	39,346	32,160	101,385	90,098
Corporate Other	6,125	(46)	14,337	(3,743)
Total net revenues	$1,429,456	$1,442,976	$3,825,907	$3,803,205

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
Financial highlights for the three months ended September 30, 2019 as compared to the prior year period include:
•Net revenues decreased 0.9%.
•Wholesale revenue decreased 2.5% and direct-to-consumer revenue decreased 0.6%.
•Apparel and accessories revenue increased 0.7% and 1.7%, respectively, and footwear revenue decreased 12.0%.
•Revenue in our North America and Latin America segments decreased 4.1% and 3.9%, respectively, while revenue in our Asia-Pacific and EMEA segments increased 3.7% and 9.0%, respectively.
•Gross margin increased 220 basis points, including restructuring related charges in the prior year.
•Selling, general and administrative expense increased 4.4%.
•Restructuring and impairment charges related to the 2018 restructuring plan were $18.6 million in the prior year.
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
There were no restructuring charges incurred during the three and nine months ended September 30, 2019. We recognized approximately $24.3 million and $154.0 million of pre-tax charges in connection with the 2018 restructuring plan for the three and nine months ended September 30, 2018, respectively.
Other Matters
On November 4, 2019, we disclosed that we have been responding to requests for documents and information from the SEC and the U.S. Department of Justice regarding certain of our accounting practices and related disclosures, beginning with submissions to the SEC in July 2017. In the course of cooperating with these requests, both management and the Board of Directors have reviewed our accounting practices and related disclosures and we continue to believe our accounting practices and related disclosures were appropriate.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold, however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.8 million and $24.2 million for the three months ended September 30, 2019 and 2018, respectively, and $63.0 million and $70.2 million for the nine months ended September 30, 2019 and 2018.
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
Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net revenues	$1,429,456	$1,442,976	$3,825,907	$3,803,205
Cost of goods sold	739,558	777,769	2,036,901	2,087,961
Gross profit	689,898	665,207	1,789,006	1,715,244
Selling, general and administrative expenses	550,978	527,640	1,626,309	1,594,893
Restructuring and impairment charges	—	18,601	—	134,920
Income (loss) from operations	138,920	118,966	162,697	(14,569)
Interest expense, net	(5,655)	(9,151)	(15,881)	(26,266)
Other expense, net	(429)	(4,294)	(2,224)	(9,475)
Income (loss) before income taxes	132,836	105,521	144,592	(50,310)
Income tax expense	29,344	30,874	31,735	691
Income (loss) from equity method investment	(1,177)	619	(5,414)	$481
Net income (loss)	$102,315	$75,266	$107,443	$(50,520)

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.7%	53.9%	53.2%	54.9%
Gross profit	48.3%	46.1%	46.8%	45.1%
Selling, general and administrative expenses	38.5%	36.6%	42.5%	41.9%
Restructuring and impairment charges	—%	1.3%	—%	3.5%
Income (loss) from operations	9.7%	8.2%	4.3%	(0.4)%
Interest expense, net	(0.4)%	(0.6)%	(0.4)%	(0.7)%
Other expense, net	—%	(0.3)%	(0.1)%	(0.2)%
Income (loss) before income taxes	9.3%	7.3%	3.8%	(1.3)%
Income tax expense	2.1%	2.1%	0.8%	—%
Loss from equity method investment	(0.1)%	—%	(0.1)%	—%
Net income (loss)	7.2%	5.2%	2.8%	(1.3)%

Consolidated Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net revenues decreased $13.5 million, or 0.9%, to $1,429.5 million for the three months ended September 30, 2019, from $1,443.0 million during the same period in 2018. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2019	2018
Apparel	$985,623	$978,457
Footwear	250,596	284,856
Accessories	118,164	116,186
Net Sales	1,354,383	1,379,499
License revenues	29,602	31,363
Connected Fitness	39,346	32,160
Corporate Other (1)	6,125	(46)
Total net revenues	$1,429,456	$1,442,976
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in net sales was primarily driven by a unit sales decline in footwear in all categories.
License revenues decreased $1.8 million, or 5.6%, to $29.6 million for the three months ended September 30, 2019, from $31.4 million during the same period in 2018, primarily driven by decreased revenue from our licensing partners in North America due to softer demand.
Connected Fitness revenue increased $7.2 million, or 22.3%, to $39.3 million for the three months ended September 30, 2019, from $32.2 million during the same period in 2018, primarily driven by an increase in new subscription revenue and a one-time development fee from a partner.
Gross profit increased $24.7 million to $689.9 million for the three months ended September 30, 2019 from $665.2 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, increased 220 basis points to 48.3% for the three months ended September 30, 2019, compared to 46.1% during the same period in 2018. This increase in gross margin percentage was primarily driven by the following:
•approximate 90 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel;
•approximate 80 basis point increase driven by supply chain initiatives related to favorable product costs and lower air freight;
•approximate 40 basis point increase driven by restructuring related charges in the prior year period;
•approximate 20 basis point increase driven by segment mix due to a higher proportion of Connected Fitness revenues; and
•approximate 20 basis point increase driven by product mix due to a lower proportion of footwear revenues.
The above increases were partially offset by an approximate 30 basis point decrease driven by pricing, partially driven by off-price sales within our wholesale channel.
We expect benefits from channel mix and supply chain initiatives, including favorable product costs and lower air freight, for the remainder of the year.
Selling, general and administrative expenses increased $23.3 million, or 4.4%, to $551.0 million for the three months ended September 30, 2019, from $527.6 million for the same period in 2018. Within selling, general and administrative expense:
•Marketing costs increased $3.2 million to $133.9 million for the three months ended September 30, 2019, from $130.7 million for the same period in 2018. As a percentage of net revenues, marketing costs increased to 9.4% for the three months ended September 30, 2019 from 9.1% for the same period in 2018.
•Other costs increased $20.1 million to $417.1 million for the three months ended September 30, 2019, from $397.0 million for the same period in 2018. This increase was driven primarily by higher compensation expense, including additional incentive compensation expense. As a percentage of net revenues, other costs increased to 29.2% for the three months ended September 30, 2019 from 27.5% for the same period in 2018.
As a percentage of net revenues, selling, general and administrative expenses increased to 38.5% for the three months ended September 30, 2019, compared to 36.6% for the same period in 2018.

Restructuring and impairment charges related to the 2018 restructuring plan were $18.6 million for the three months ended September 30, 2018. There was no restructuring plan or charges in the three months ended September 30, 2019.
Income from operations increased $19.9 million to $138.9 million for the three months ended September 30, 2019, from income of $119.0 million for the same period in 2018, primarily driven by the improvements in gross profit, discussed above, and $24.3 million of restructuring, impairment and restructuring related charges in the three months ended September 30, 2018, partially offset by increases in selling, general and administrative expenses, discussed above.
Interest expense, net decreased $3.5 million to $5.7 million for the three months ended September 30, 2019, from $9.2 million for the same period in 2018. This decrease was primarily due to lower interest expense as a result of the prepayment of the outstanding balance of $136.3 million on our term loan.
Other expense, net decreased $3.9 million to $0.4 million for the three months ended September 30, 2019, from $4.3 million for the same period in 2018. This decrease was primarily due to lower foreign exchange losses.
Income tax expense decreased $1.6 million to $29.3 million during the three months ended September 30, 2019 from $30.9 million during the same period in 2018. For the three months ended September 30, 2019, our effective tax rate was 22.1% compared to 29.3% for the same period in 2018. The effective tax rate for the three months ended September 30, 2019 was lower than the effective tax rate for the three months ended September 30, 2018, primarily due to changes in the proportion of earnings taxed in the United States as result of the 2018 Restructuring Plan, partially offset by discrete items as a percentage of the pre-tax results in each period.
Loss from equity method investment increased $1.8 million to $1.2 million during the three months ended September 30, 2019, from income of $0.6 million during the same period in 2018 due to our allocable share of the net loss of our Japanese licensee, in which we hold a minority investment. We expect this loss to continue for the remainder of the year.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net revenues increased $22.7 million, or 0.6%, to $3,825.9 million for the nine months ended September 30, 2019, from $3,803.2 million during the same period in 2018. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Apparel	$2,499,989	$2,495,723
Footwear	827,223	828,001
Accessories	306,406	314,250
Net Sales	3,633,618	3,637,974
License revenues	76,567	78,876
Connected Fitness	101,385	90,098
Corporate Other (1)	14,337	(3,743)
Total net revenues	$3,825,907	$3,803,205
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in net sales was primarily driven by a unit sales decline in accessories due to softer demand.
License revenues decreased $2.3 million, or 2.9%, to $76.6 million for the nine months ended September 30, 2019, from $78.9 million during the same period in 2018, driven primarily by decreased revenue from our licensing partners in Japan and North America due to softer demand.
Connected Fitness revenue increased $11.3 million, or 12.5%, to $101.4 million for the nine months ended September 30, 2019, from $90.1 million during the same period in 2018, primarily driven by an increase in new subscription revenue and a one-time development fee from a partner.
Gross profit increased $73.8 million to $1,789.0 million for the nine months ended September 30, 2019, from $1,715.2 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, increased 170 basis points to 46.8% for the nine months ended September 30, 2019, compared to 45.1% during the same period in 2018. The increase in gross margin percentage was primarily driven by the following:

•approximate 90 basis point increase driven by supply chain initiatives including favorable product costs and lower air freight;
•approximate 50 basis point increase driven by restructuring related charges in the prior year period;
•approximate 40 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel;
•approximate 30 basis point increase driven by regional and segment mix due to a higher proportion of Asia-Pacific and Connected Fitness revenue, respectively.
The above increases were partially offset by an approximate 40 basis point decrease driven by pricing, partially driven by off-price sales within our wholesale channel.
We expect benefits from channel mix and supply chain initiatives, including favorable product costs and lower air freight, for the remainder of the year.
Selling, general and administrative expenses increased $31.4 million, or 2.0%, to $1,626.3 million for the nine months ended September 30, 2019, from $1,594.9 million for the same period in 2018. Within selling, general and administrative expense:
•Marketing costs increased $14.7 million to $411.5 million for the nine months ended September 30, 2019, from $396.8 million for the same period in 2018. As a percentage of net revenues, marketing costs increased to 10.8% for the nine months ended September 30, 2019, from 10.4% for the same period in 2018.
•Other costs increased $16.7 million to $1,214.8 million for the nine months ended September 30, 2019, from $1,198.1 million for the same period in 2018. This increase was driven primarily by increased process design efficiency consulting and incentive compensation expense, partially offset by a reserve related to a commercial dispute in the prior year period. As a percentage of net revenues, other costs increased to 31.8% for the nine months ended September 30, 2019 from 31.5% for the same period in 2018.
As a percentage of net revenues, selling, general and administrative expenses increased to 42.5% for the nine months ended September 30, 2019 compared to 41.9% for the same period in 2018.
Restructuring and impairment charges related to the 2018 restructuring plan were $134.9 million for the nine months ended September 30, 2018. There was no restructuring plan or charges in the nine months ended September 30, 2019.
Income from operations increased $177.3 million to $162.7 million for the nine months ended September 30, 2019, from a loss of $14.6 million for the same period in 2018, primarily driven by the improvements in gross profit, discussed above, and $154.0 million of restructuring, impairment and restructuring related charges in the nine months ended September 30, 2018, partially offset by increases in selling, general, and administrative expenses, discussed above.
Interest expense, net decreased $10.4 million to $15.9 million for the nine months ended September 30, 2019 from $26.3 million for the same period in 2018. This decrease was primarily due to lower interest expense as a result of the prepayment of the outstanding balance of $136.3 million on our term loan.
Other expense, net decreased $7.3 million to $2.2 million for the nine months ended September 30, 2019 from $9.5 million for the same period in 2018. This decrease was primarily due to lower foreign exchange losses.
Income tax expense increased $31.0 million to $31.7 million during the nine months ended September 30, 2019 from $0.7 million during the same period in 2018. For the nine months ended September 30, 2019, our effective tax rate was 21.9% compared to (1.4)% for the same period in 2018. The income tax expense for the nine months ended September 30, 2019 was higher than the income tax expense for the nine months ended September 30, 2018, primarily due to pre-tax income for the nine months ended September 30, 2019 compared to pre-tax losses for the nine months ended September 30, 2018, partially offset by the impact of discrete items in each period.
Loss from equity method investment increased $5.9 million to $5.4 million during the nine months ended September 30, 2019, from income of $0.5 million during the same period in 2018 due to our allocable share of the net loss of our Japanese licensee, in which we hold a minority investment. We expect this loss to continue for the remainder of the year.
Segment Results of Operations
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$1,015,920	$1,059,535	$(43,615)	(4.1)%
EMEA	160,981	147,640	13,341	9.0%
Asia-Pacific	154,898	149,388	5,510	3.7%
Latin America	52,186	54,299	(2,113)	(3.9)%
Connected Fitness	39,346	32,160	7,186	22.3%
Corporate Other (1)	6,125	(46)	6,171	13,415.2%
Total net revenues	$1,429,456	$1,442,976	$(13,520)	(0.9)%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $43.6 million to $1,015.9 million for the three months ended September 30, 2019, from $1,059.5 million for the same period in 2018, primarily due to a decrease of off-price sales within our wholesale channel and a decrease in our direct-to-consumer channel. This was partially offset by favorable impacts of returns activity within our wholesale channel, driven by approximately $12.7 million of specific customer returns that were lower than the reserves previously established.
•Net revenues in our EMEA operating segment increased $13.3 million to $161.0 million for the three months ended September 30, 2019, from $147.6 million for the same period in 2018, primarily due to growth in our wholesale channel.
•Net revenues in our Asia-Pacific operating segment increased $5.5 million to $154.9 million for the three months ended September 30, 2019, from $149.4 million for the same period in 2018, primarily due to growth in our direct-to-consumer channel; partially offset by a decrease in our wholesale channel.
•Net revenues in our Latin America operating segment decreased $2.1 million to $52.2 million for the three months ended September 30, 2019, from $54.3 million for the same period in 2018, primarily due to decreased unit sales driven by a change in our business model in Brazil from a subsidiary to a license and distributor model and a decrease in our direct-to-consumer channel; partially offset by an increase in our wholesale channel.
•Net revenues in our Connected Fitness operating segment increased $7.2 million to $39.3 million for the three months ended September 30, 2019, from $32.2 million for the same period in 2018, primarily driven by an increase in new subscription revenue and a one-time development fee from a partner.
Operating income (loss) by segment and Corporate Other is summarized below:

	Three Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$237,229	$253,706	$(16,477)	(6.5)%
EMEA	21,989	16,726	5,263	31.5%
Asia-Pacific	34,666	36,579	(1,913)	(5.2)%
Latin America	233	(3,772)	4,005	106.2%
Connected Fitness	7,023	2,132	4,891	229.4%
Corporate Other	(162,220)	(186,405)	24,185	13.0%
Total operating income	$138,920	$118,966	$19,954	16.8%
The increase in total operating income was driven by the following segment results:
•Operating income in our North America operating segment decreased $16.5 million to $237.2 million for the three months ended September 30, 2019, from $253.7 million for the same period in 2018, primarily driven by decreases in net revenues discussed above, partially offset by supply chain initiatives including favorable product costs.

•Operating income in our EMEA operating segment increased $5.3 million to $22.0 million for the three months ended September 30, 2019, from $16.7 million for the same period in 2018, primarily driven by increases in net revenues discussed above, which was partially offset by continued investment in operations.
•Operating income in our Asia-Pacific operating segment decreased $1.9 million to $34.7 million for the three months ended September 30, 2019, from $36.6 million for the same period in 2018, primarily driven by continued investments in our direct-to-consumer business and higher compensation expense, partially offset by better than planned pricing on inventory reserved in prior quarters.
•Operating income in our Latin America operating segment increased $4.0 million to $0.2 million for the three months ended September 30, 2019, from a loss of $3.8 million for the same period in 2018, primarily driven by expense management and changes to our business model in Brazil.
•Operating income in our Connected Fitness segment increased $4.9 million to $7.0 million for the three months ended September 30, 2019, compared to $2.1 million for the same period in 2018, primarily driven by the increase in net revenues discussed above, partially offset by increased selling expenses.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net revenues by segment and Corporate Other are summarized below:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$2,675,389	$2,770,463	$(95,074)	(3.4)%
EMEA	440,405	414,170	26,235	6.3%
Asia-Pacific	453,296	390,647	62,649	16.0%
Latin America	141,095	141,570	(475)	(0.3)%
Connected Fitness	101,385	90,098	11,287	12.5%
Corporate Other (1)	14,337	(3,743)	18,080	483.0%
Total net revenues	$3,825,907	$3,803,205	$22,702	0.6%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $95.1 million to $2,675.4 million for the nine months ended September 30, 2019, from $2,770.5 million for the same period in 2018, primarily due to a decrease of off-price sales within our wholesale channel and a decrease in our direct-to consumer channel. This was partially offset by favorable impacts of returns activity within our wholesale channel, inclusive of approximately $20.4 million of specific customer returns that were lower than the reserves previously established.
•Net revenues in our EMEA operating segment increased $26.2 million to $440.4 million for the nine months ended September 30, 2019, from $414.2 million for the same period in 2018, primarily due to growth in our wholesale and direct-to-consumer channels.
•Net revenues in our Asia-Pacific operating segment increased $62.6 million to $453.3 million for the nine months ended September 30, 2019, from $390.6 million for the same period in 2018, primarily due to growth in our wholesale and direct-to-consumer channels.
•Net revenues in our Latin America operating segment decreased $0.5 million to $141.1 million for the nine months ended September 30, 2019, from $141.6 million for the same period in 2018, primarily due to decreased unit sales driven by a change in our business model in Brazil from a subsidiary to a license and distributor model and a decrease in our direct-to-consumer channel; partially offset by an increase in our wholesale channel.
•Net revenues in our Connected Fitness operating segment increased $11.3 million to $101.4 million for the nine months ended September 30, 2019, from $90.1 million for the same period in 2018, primarily driven by an increase in new subscription revenue and a one-time development fee from a partner. This was partially offset by a decrease in media revenue.

Operating income (loss) by segment and Corporate Other is summarized below:

	Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change
North America	$536,700	$534,421	$2,279	0.4%
EMEA	44,700	17,935	26,765	149.2%
Asia-Pacific	74,116	82,092	(7,976)	(9.7)%
Latin America	(4,017)	(10,339)	6,322	61.1%
Connected Fitness	8,103	7,254	849	11.7%
Corporate Other	(496,905)	(645,932)	149,027	23.1%
Total operating income (loss)	$162,697	$(14,569)	$177,266	1,216.7%

The increase in total operating income was driven by the following segment results:
•Operating income in our North America operating segment increased $2.3 million to $536.7 million for the nine months ended September 30, 2019, from $534.4 million for the same period in 2018, primarily driven by supply chain initiatives including favorable product costs and expense management, partially offset by decreases in net revenues discussed above.
•Operating income in our EMEA operating segment increased $26.8 million to $44.7 million for the nine months ended September 30, 2019, from $17.9 million for the same period in 2018, primarily driven by increases in net revenues discussed above and a reserve related to a commercial dispute in the prior year period.
•Operating income in our Asia-Pacific operating segment decreased $8.0 million to $74.1 million for the nine months ended September 30, 2019, from $82.1 million for the same period in 2018, primarily driven by higher compensation expense and investments in our direct-to-consumer business.
•Operating loss in our Latin America operating segment decreased $6.3 million to $4.0 million for the nine months ended September 30, 2019, from $10.3 million for the same period in 2018, primarily driven by expense management and changes to our business model in Brazil.
•Operating income in our Connected Fitness segment increased $0.8 million to $8.1 million for the nine months ended September 30, 2019, from $7.3 million for the same period in 2018, primarily driven by the increase in net revenues discussed above, offset by increased application enhancements and selling expenses.
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
Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
We believe our cash and cash equivalents on hand, cash from operations, our ability to access the debt capital markets, and borrowings available to us under our credit agreement and other financing instruments are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. As of September 30, 2019, we had no amounts outstanding under our revolving credit facility. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity. In addition, instability in, or tightening of the capital markets, could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$102,468	$118,817
Investing activities	(107,040)	(154,223)
Financing activities	(138,692)	(106,709)
Effect of exchange rate changes on cash and cash equivalents	4,809	520
Net increase (decrease) in cash and cash equivalents	$(138,455)	$(141,595)
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
Cash provided by operating activities decreased $16.3 million to $102.5 million for the nine months ended September 30, 2019 from $118.8 million for the same period in 2018. The decrease in cash provided by operating activities was primarily driven by the following:
•a decrease in cash provided by a change in accrued expenses and other liabilities of $165.8 million for the nine months ended September 30, 2019 as compared to the same period in 2018;
•a decrease in cash provided by a change in accounts receivable of $163.7 million for the nine months ended September 30, 2019 as compared to the same period in 2018; and
•a decrease in cash provided by a change in accounts payable of $30.0 million for the nine months ended September 30, 2019 as compared to the same period in 2018 .
This was partially offset by a decrease in net income adjusted for non-cash items of $195.9 million and an increase in cash provided by a change in inventory of $153.8 million for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to improved inventory management efforts.
Investing Activities
Cash used in investing activities decreased $47.2 million to $107.0 million for the nine months ended September 30, 2019 from $154.2 million for the same period in 2018, primarily due to lower capital expenditures and the purchase of an additional 10% common stock ownership in Dome Corporation ("Dome"), our Japanese licensee in the prior year.
Capital expenditures for the full year 2019 are expected to be approximately $180.0 million, comprised primarily of investments in our retail stores, global wholesale fixtures, corporate offices and digital initiatives.
Financing Activities
Cash used in financing activities increased $32.0 million to $138.7 million for the nine months ended September 30, 2019 from $106.7 million of cash used in financing activities during the same period in 2018.
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement, amending and restating our prior credit agreement. As amended and restated, our credit agreement has a term of five years, maturing in March 2024, and provides revolving credit commitments for up to $1.25 billion of borrowings, with no term loan borrowings, which were provided for under our prior credit agreement. As of September 30, 2019, there were no amounts outstanding under our revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million outstanding under the term loan. In January 2019, we prepaid the outstanding balance of $136.3 million on our term loan, without penalty.

At our request and the lender's consent, commitments under the credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $5.1 million of letters of credit outstanding as of September 30, 2019.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00, and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of September 30, 2019, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. During the three months ended September 30, 2019, there were no borrowings under the revolving credit facility. The weighted average interest rate under the revolving credit facility borrowings was 3.3% during the three months ended September 30, 2018, and 3.6% and 3.0% for the nine months ended September 30, 2019 and 2018, respectively. The weighted average interest rate under the outstanding term loan was 3.3% and 3.1% during the three and nine months ended September 30, 2018, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2019, the commitment fee was 15.0 basis points.

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
Interest expense, net, was $5.7 million and $9.2 million for the three months ended September 30, 2019 and 2018, respectively and $15.9 million and $26.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2018 Form 10-K as updated in our Form 10-Q for the quarter ended September 30, 2019.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2018 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2018 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 of our consolidated financial statements, there were no significant changes to our critical accounting policies during the nine months ended September 30, 2019.
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

We maintain a minority investment in our Japanese licensee, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our consolidated financial statements. Our results of operations are affected by the performance of that business, over which we do not exercise control. We are also required to regularly review our investment for impairment, and an impairment charge may result from the occurrence of adverse events or management decisions that impact the fair value or estimated future cash flows to be generated from our investment.

ITEM 6. EXHIBITS

Exhibit No.
3.01	Third Amended and Restated Bylaws of Under Armour, Inc. as amended (effective January 1, 2020).
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: November 8, 2019