Form 10-K
period 2019-12-31
Under Armour, Inc.
filed 2020-02-26
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $4,752,779,802 and $5,002,002,219, respectively.

As of January 31, 2020, there were 188,306,053 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 229,070,426 shares of Class C Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2020 are incorporated by reference in Part III of this Form 10-K.

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
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct to consumer sales channel, which includes our brand and factory house stores and e-commerce websites. In addition, we generate net revenues through product licensing, digital fitness subscriptions and digital advertising on our Connected Fitness applications. A majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe.
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
We were incorporated as a Maryland corporation in 1996. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, UA HOVR™ and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and our subsidiaries. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In 2019, sales of apparel, footwear and accessories represented 66%, 21% and 8% of net revenues, respectively. Licensing arrangements and revenue from our Connected Fitness business represented the remaining 5% of net revenues. Refer to Note 17 to the Consolidated Financial Statements for net revenues by product.
Apparel
Our apparel is offered in a variety of styles and fits intended to enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised with a variety of innovative techniques and product styles. Our highly technical products extend primarily across the sporting goods, outdoor and active lifestyle markets. We market our apparel for consumers to provide a benefit you never knew you needed, but can't imagine living without, including HEATGEAR® to wear when it is hot, COLDGEAR® to wear when it is cold, or our RUSH™ or RECOVER™ designed to increase blood flow. Our apparel comes in three primary fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed).
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
COLDGEAR® is designed to wick moisture from the body while circulating body heat from hot spots to help maintain core body temperature. Our COLDGEAR® apparel provides both dryness and warmth in a single light layer that can be worn beneath a jersey, uniform, protective gear or ski-vest, and our COLDGEAR® outerwear products protect the athlete, as well as the coach and the fan from the outside in. Our COLDGEAR® products generally sell at higher prices than our other product styles.
Footwear
Footwear primarily includes products for running, basketball, cleated sports, slides, training, and outdoor. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with under-foot cushioning technologies including UA HOVR™, UA Micro G®, and Charged Cushioning®, engineered to a specific sport with advanced outsole construction.
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
License
We have agreements with licensees to develop certain Under Armour apparel, accessories and equipment. In order to maintain consistent quality and performance, our product, marketing, sales and quality assurance teams are involved in substantially all steps of the design and go to market process in order to maintain brand and compliance standards and consistency. During 2019, our licensees offered collegiate, National Football League ("NFL") and National Basketball Association ("NBA") apparel and accessories, baby and youth apparel, team uniforms, socks, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality similar to our other product offerings.

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
Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social and mobile media to engage consumers and promote connectivity with our brand and our products. For example, in 2019, we had a digitally led marketing approach for the launch of our UA HOVR™ run franchise, which included a variety of content on various social media platforms.

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
We also sell our products directly to consumers through our own network of brand and factory house stores and through e-commerce websites globally. Factory house store products are specifically designed for sale in our factory house stores and serve an important role in our overall inventory management by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience the premium full expression of our brand while having broader access to our performance products. In 2019, sales through our wholesale, direct to consumer, licensing and Connected Fitness channels represented 60%, 34%, 3% and 3% of net revenues, respectively.
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
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) Europe, the Middle East and Africa ("EMEA"), (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. We also operate our Connected Fitness business as a separate segment. Effective January 1, 2019, we changed the way we internally analyze the business and exclude certain corporate costs from our segment profitability measures. We now report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments. Prior year amounts have been recast to conform to the 2019 presentation. These changes have no impact on previously reported consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders' equity, or cash flows.
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
Our North America segment accounted for approximately 69% of our net revenues for 2019. Approximately 28% of our net revenues were generated from our international segments in 2019. Approximately 3% of our net revenues were generated from our Connected Fitness segment in 2019. No customer accounted for more than 10% of our net revenues in 2019. We plan to continue to grow our business over the long term in part through continued expansion in new and established international markets. Refer to Note 17 to the Consolidated Financial Statements for net revenues by segment.
North America
We sell our apparel, footwear and accessories in North America through our wholesale and direct to consumer channels. Net revenues generated from the sales of our products in the United States were $3.4 billion and $3.5 billion for the years ended December 31, 2019 and 2018, respectively.
Our direct to consumer sales are generated through our brand and factory house stores and e-commerce website. As of December 31, 2019, we had 169 factory house stores in North America primarily located in outlet centers throughout the United States. As of December 31, 2019, we had 19 brand house stores in North America. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
In addition, we earn licensing revenue in North America based on our licensees’ sale of collegiate apparel and accessories, as well as sales of other licensed products.
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
EMEA
We sell our apparel, footwear and accessories primarily through wholesale customers, independent distributors, e-commerce websites, and brand and factory house stores within Europe. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider in the Netherlands. We sell our apparel, footwear and accessories through independent distributors in the Middle East, Africa and Russia.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea and Australia through stores operated by our distribution and wholesale partners, along with e-commerce websites and brand and factory house stores we operate. We also sell our products to distributors in New Zealand, India, Taiwan, Hong Kong and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific through third-party logistics providers based in Hong Kong, China, South Korea, Australia and India.
We have a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. Our branded products are sold in Japan to large sporting goods retailers, independent specialty stores and professional sports teams, and through licensee-owned retail stores. We hold an equity method investment in Dome.
Latin America
We sell our products in Mexico and Chile through wholesale customers, e-commerce websites and brand and factory house stores. In these countries we operate through third-party distribution facilities. In other Latin American countries we distribute our products through independent distributors which are sourced primarily through our international distribution hub in Panama. We have a license and distribution agreement with a third party that sells our products in Brazil.
Connected Fitness
We offer digital fitness subscriptions, along with digital advertising through our MapMyFitness, MyFitnessPal and Endomondo platforms. Our MapMyFitness platform includes applications, such as MapMyRun and MapMyRide. We engage this community by developing innovative services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live.

Seasonality
Historically, we have recognized a majority of our net revenues and a significant portion of our income from operations in the last two quarters of the calendar year, driven primarily by increased sales volume of our products during the fall selling season, including a larger proportion of higher margin direct to consumer sales. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.

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

Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our apparel products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In 2019, approximately 42% of the fabric used in our apparel products came from 5 suppliers. These fabric suppliers have primary locations in Taiwan, China, Malaysia, United States and Vietnam. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in some of our apparel products, as a blended fabric and also in our CHARGED COTTON® line. Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials that are sourced from a diverse base of third party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In 2019, our apparel and accessories products were manufactured by 37 primary contract manufacturers, operating in 15 countries, with approximately 55% of our apparel and accessories products manufactured in Jordan, Vietnam, China and Malaysia. Of our 37 primary contract manufacturers, 10 produced approximately 52% of our apparel and accessories products. In 2019, our footwear products were manufactured by six primary contract manufacturers, operating primarily in Vietnam, China and Indonesia. These six primary contract manufacturers produced approximately 96% of our footwear products.
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

Inventory Management
Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the rapid-delivery requirements of our customers. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes, including our global operating and financial reporting information technology system, are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
Our practice, and the general practice in the apparel, footwear and accessory industries, is to offer retail customers the right to return defective or improperly shipped merchandise. As it relates to new product introductions, which can often require large initial launch shipments, we commence production before receiving orders for those products from time to time.

Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOURBOX®, ARMOUR® FLEECE, and ARMOUR BRA®. We also own registrations to protect our connected fitness branding such as MyFitnessPal®, MapMyFitness® and associated MapMy marks and UNDER ARMOUR CONNECTED FITNESS®. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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
We traditionally have had limited patent protection on some of the technology, materials and processes used in the manufacture of our products. In addition, patents are increasingly important with respect to our innovative products and new businesses and investments. As we continue to expand and drive innovation in our products, we seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to file patent applications where we deem appropriate to protect our new products, innovations and designs that align with our corporate strategy. We expect the number of applications to increase as our business grows and as we continue to expand our products and innovate.

Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. Some of our competitors are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us, such as Nike and Adidas. We also compete with other manufacturers, including those specializing in performance apparel and footwear, and private label offerings of certain retailers, including some of our retail customers.
In addition, we must compete with others for purchasing decisions, as well as limited floor space at retailers. We believe we have been successful in this area because of the relationships we have developed and the strong sales of our products. However, if retailers earn higher margins from our competitors’ products, they may favor the display and sale of those products.
We believe we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe our focused product style merchandising story differentiates us from our competition. In the future we expect to compete for consumer preferences and expect that we may face greater competition on pricing. This may favor larger competitors with lower production costs per unit that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements and changing styles.

Employees
As of December 31, 2019, we had approximately 16,400 employees, including approximately 11,300 in our brand and factory house stores and approximately 1,500 at our distribution facilities. Approximately 7,000 of our employees were full-time. Most of our employees are located in the United States. None of our employees in the United States are currently covered by a collective bargaining agreement and there are no material collective bargaining agreements in effect in any of our international locations. We have had no labor-related work stoppages, and we believe our relations with our employees are good.

Available Information
We will make available free of charge on or through our website at https://about.underarmour.com/ our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission. We also post on this website our key corporate governance documents, including our board committee charters, our corporate governance guidelines and our code of conduct and ethics.

ITEM 1A.	RISK FACTORS
Forward-Looking Statements
Some of the statements contained in this Form 10-K and the documents incorporated herein by reference constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, potential restructuring efforts, including the scope of these restructuring efforts and the amount of potential charges and costs, the timing of these measures and the anticipated benefits of our restructuring plans, the impact of the coronavirus on our business and results of operations, the development and introduction of new products, the implementation of our marketing and branding strategies, the impact of our investment in our licensee on our results of operations, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
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
•our ability to successfully execute any potential restructuring plans and realize their expected benefits;
•the impact of public health crises or other significant catastrophic events, including the coronavirus;
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
Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, and trends in consumer discretionary spending remain unpredictable. However, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, China or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
In 2019, sales through our wholesale channel represented approximately 60% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. During weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. In addition, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our customers. From time to time certain of our customers have experienced financial difficulties. To the extent one or more of our customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.

We may not successfully execute our long-term strategies, which may negatively impact our results of operations.
Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our international business, footwear and our global direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully expand our global network of brand and factory house stores, grow our e-commerce and mobile application offerings throughout the world and continue to successfully increase our product offerings and market share in footwear. Our ability to invest in these growth initiatives would be negatively impacted if we are unable to grow net revenues in our international business at the rate we expect, or if our North America business, which represented 69% of our total net revenues in 2019, continues to decline or experiences significant market disruption. In addition, our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.

We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.
In 2017 and 2018 we executed restructuring plans designed to more closely align our financial resources against the critical priorities of our business, and in February 2020, we announced that we are evaluating a potential restructuring plan for 2020. Our past plans included initiatives to improve operational efficiencies in targeted areas of our business, and included reductions in our global workforce. We may not achieve the operational improvements and efficiencies that we targeted in our past restructuring plans, which could adversely impact our results of operations and financial condition. The 2020 restructuring plan we are evaluating includes the potential decision to forego a flagship store in New York City while pursuing sublet options, in addition to further targeted cost saving measures we are assessing. If we fail to adopt a restructuring plan, our ability to optimize our cost structure will be negatively impacted. In addition, implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.

Our business and results of operations could be negatively impacted by natural disasters, extreme weather conditions, public health or political crises or other catastrophic events.
We operate retail, distribution and warehousing facilities and offices across the world, and in locations subject to natural disasters or extreme weather conditions, as well as other potential catastrophic events, such as public health emergencies, terrorist attacks or political or military conflict. The occurrence of any of these events could disrupt our operations and negatively impact sales of our products. Our customers and suppliers also manage global operations and could experience similar disruption. In addition, an occurrence of these types of events could negatively impact consumer spending in the impacted region or, depending on the severity, globally, which could negatively impact our results of operations. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in store closures and a decrease in consumer traffic in China, as well as potential delays in the manufacturing and shipment of products and raw materials to and from China. To the extent the impact of the coronavirus continues or worsens, we may have difficulty obtaining the materials necessary for the production and packaging of our products, factories which produce our products may remain closed for sustained periods of time, and industry-wide shipment of products may be negatively impacted. We expect the coronavirus to negatively impact our results of operations, particularly our Asia-Pacific segment, though the extent and duration of this impact remain uncertain and may have a material negative impact on our results of operations.

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

Consumer shopping preferences and shifts in distribution channels continue to evolve and could negatively impact our results of operations or our future growth.
Consumer preferences regarding the shopping experience continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct to consumer business consisting of our brand and factory house stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our strategy to grow our e-commerce revenue, we are investing significantly in enhancing our platform capabilities and implementing systems to drive higher engagement with our consumers. If we do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted as well as our opportunities for future growth.

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
If consumers are not convinced performance apparel, footwear and accessories are a better choice than traditional alternatives, growth in the industry and our business could be adversely affected. In addition, because performance products are often more expensive than traditional alternatives, consumers who are convinced these products provide a better alternative may still not be convinced they are worth the extra cost. If industry-wide sales of performance products do not continue to grow or rather decline, our sales could be negatively impacted and we may not achieve our expected financial results. In addition, our ability to continue to grow our business in line with our expectations could be adversely impacted.

Our results of operations are affected by the performance of our equity investment, over which we do not exercise control.
We maintain a minority investment in our Japanese licensee, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our consolidated financial statements. In addition, our results of operations are impacted by the licensee's performance under the license agreement. Our results of operations are affected by the performance of that business, over which we do not exercise control, and in 2019, our net income was negatively impacted by losses realized by that business. We are also required to regularly review our investment for impairment, and an impairment charge may result from the occurrence of adverse events or management decisions that impact the fair value or estimated future cash flows to be generated from our investment. In the fourth quarter of 2019, we impaired our investment and recognized a $39.0 million charge as a result. While the carrying value of our investment has been significantly reduced as a result of this impairment, we may be required to further impair our investment in the future.

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

Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. In addition, our ability to achieve short-term growth targets may be negatively impacted if we are unwilling to engage in promotional activity on a scale similar to that of our competitors and we are unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on our results of operations and financial condition. In addition, ongoing and sustained promotional activities could negatively impact our brand image.

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

Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in 2019, 10 manufacturers produced approximately 52% of our apparel and accessories products, and 6 produced approximately 96% of our footwear products. We have no long term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.
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
A significant element of our future growth strategy depends on our expansion efforts outside of North America. During the year ended December 31, 2019, 69% of our net revenues were earned in our North America segment. We have limited experience with regulatory environments and market practices in certain regions outside of North America, and may face difficulties in expanding to and successfully operating in those markets. International expansion may place increased demands on our operational, managerial and administrative resources and may be more costly than we expect. In addition, in connection with expansion efforts outside of North America, we may face cultural and linguistic differences, differences in regulatory environments, labor practices and market practices and difficulties in keeping abreast of market, business and technical developments and customers’ tastes and preferences. We may also encounter difficulty expanding into new markets because of more limited brand recognition leading to delayed acceptance of our products. Failure to successfully grow our business outside North America would negatively impact our ability to achieve our near-term and long-term growth targets.

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
•uncertainties and the ongoing effect of the United Kingdom’s withdraw from the European Union;
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
From time to time we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquisitions can also require significant efforts and resources, which could divert management attention from more profitable business operations. If we fail to successfully integrate acquired businesses, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other indefinite-lived intangible assets. We have recognized goodwill impairment charges in the past. If an acquired business does not produce results consistent with financial models used in our analysis of an acquisition, or if reporting units carrying goodwill do not meet our current expectations of future growth rates or market factors outside of our control change significantly, then one or more of our reporting units or intangible assets might become impaired, which could have an adverse effect on our results of operations and financial position. As of December 31, 2019, the fair value of each of our reporting units substantially exceeded its carrying value, with the exception of our Latin America reporting unit. While no events have occurred that indicated it was more likely than not that goodwill was impaired, an impairment may be required in the future if our current expectations for this reporting unit are not met.

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
In addition, the U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. Our credit agreement permits us to borrow based on an adjusted LIBOR rate, plus an applicable margin. While the credit agreement provides for a mechanism for determining an alternative interest rate following this phase out, uncertainty regarding alternative rates may make borrowing under our credit agreement or refinancing our other indebtedness more expensive or difficult to achieve on terms we consider favorable.

Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income from operations. These variations are primarily related to the mix of our products sold during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct to consumer sales. Our quarterly results may also vary based on the timing of customer orders. The majority of our net revenues were generated during the last two quarters in each of 2019, 2018 and 2017, respectively.
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
We generated approximately 28% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations.

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
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by severe weather conditions, floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long term loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties. This includes the shipping of product to and from our distribution facilities, as well as partnering with third party distribution facilities in certain regions where we do not maintain our own facilities. From time to time, certain of our partners have experienced disruptions to their operations, including cyber-related disruptions. If we or our partners encounter such problems, our results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses or malware, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.
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
For example, in early 2018 an unauthorized third party acquired data associated with our Connected Fitness users' accounts for our MyFitnessPal application and website. Approximately 150 million user accounts were affected by this issue, and the affected information included usernames, email addresses and hashed passwords. We continue to face legal proceedings in connection with this incident, and we may face claims or investigations by government regulators and agencies. We may also be required to incur additional expense to further enhance our data security infrastructure.
We must also comply with increasingly complex regulatory standards throughout the world enacted to protect personal information and other data. Compliance with existing, proposed and forthcoming laws and regulations can be costly and could negatively impact our profitability. In addition, an inability to maintain compliance with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to litigation or other regulatory proceedings. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations. Other jurisdictions are considering adopting similar or stricter measures. For example, in January 2020, the California Consumer Privacy Act took effect, and establishes transparency roles and creates new data privacy rights for consumers. Any of these factors could negatively impact our profitability, result in negative publicity and damage our brand image or cause the size of our Connected Fitness community to decline.

We are in the process of implementing a new operating and information system, which involves risks and uncertainties that could adversely affect our business.
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational during 2017 in our North America, EMEA and Connected Fitness operations. The next phase of this implementation became operational in 2019 in our Asia-Pacific region, and we are currently in the process of implementing FMS in our Latin American region, which is expected to become operational in 2020. Implementation of new information systems involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation or application of these systems could result in increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in the collection of payment from our customers or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided applicable foreign withholding taxes, certain U.S. state income taxes, or foreign exchange rate impacts.
For example, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, which had a significant impact to our provision for income taxes. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and U.S. states taxing authorities could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation.

Additionally, we engage in multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing arrangements are subject to review by the Internal Revenue Service and foreign tax authorities. Although we believe we have clearly reflected the economics of these transactions and the proper documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our tax provision. Moreover, the Organization for Economic Co-operation and Development and many of the countries in which we do business continue to evaluate changes to tax laws which could significantly impact the allocation of profits and losses among us and our subsidiaries and impact our mix of earnings in countries with differing statutory rates.
We regularly assess all these matters to determine the adequacy of our tax provision, which is subject to significant judgment.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in business infrastructure, new businesses, and expansion of existing businesses, such as the ongoing expansion of our network of brand and factory house stores and our distribution facilities, investments to implement our global operating and financial reporting information technology system, or investments to support our digital strategy. These investments require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results. Infrastructure investments may also divert funds from other potential business opportunities.

Our future success is substantially dependent on the continued service of our senior management and other key employees.
Our future success is substantially dependent on the continued service of our senior management and other key employees, particularly Kevin A. Plank, our founder, Executive Chairman and Brand Chief and Patrik Frisk, our Chief Executive Officer and President and other top executives. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.
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
The intellectual property rights in the technology, fabrics and processes used to manufacture the majority of our products are generally owned or controlled by our suppliers and are generally not unique to us. Our ability to obtain patent protection for our products is limited and we currently own a limited number of fabric or process patents. As a result, our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products. Because many of our competitors have significantly greater financial, distribution, marketing and other resources than we do, they may be able to manufacture and sell products based on certain of our fabrics and manufacturing technology at lower prices than we can. If our competitors do sell similar products to ours at lower prices, our net revenues and profitability could be materially adversely affected.

Our intellectual property rights and product offerings could potentially conflict with the rights of others and we may be prevented from selling or providing some of our products.
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

We are the subject of a number of ongoing legal proceedings that have resulted in significant expense, and adverse developments in our ongoing proceedings and/or future legal proceedings could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.

We are currently involved in a variety of litigation, investigations and other legal matters and may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures and derivative complaints regarding related matters, as well as past related party transactions, among other proceedings. Refer to Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these specific matters. In addition, as previously disclosed in November 2019, we have been responding to requests for documents and information from the U.S. Securities and Exchange Commission and Department of Justice regarding certain of our accounting practices and related disclosures. Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. We are unable to predict how long the legal proceedings to which we are currently subject will continue. In addition, we cannot predict the outcome of any particular proceeding, or whether ongoing investigations will be resolved favorably or ultimately result in enforcement actions, charges or material damages, fines or other penalties. An unfavorable outcome may have an adverse impact on our business, financial condition and results of operations or our stock price.  Any proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.

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

Kevin Plank, our Executive Chairman and Brand Chief controls the majority of the voting power of our common stock.
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights (except in limited circumstances). Our Executive Chairman and Brand Chief, Kevin A. Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. Under certain circumstances, the Class B common stock automatically converts to Class A common stock, which would also result in the conversion of our Class C common stock into Class A common stock. As specified in our charter, these circumstances include when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B common stock outstanding, if Mr. Plank were to resign as an Approved Executive Officer of the Company (or was otherwise terminated for cause) or if Mr. Plank sells more than a specified number of any class of our common stock within a one-year period. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our shareholders do not otherwise support. In addition, we utilize shares of our Class C common stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank’s voting control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
The following includes a summary of the principal properties that we own or lease as of December 31, 2019.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, the majority of which we own and a portion of which we lease. For each of our European, Latin America and Asia Pacific headquarters, we lease office space. Additionally, we lease space in Austin, Texas and San Francisco, California for our Connected Fitness business.
We lease our primary distribution facilities, which are located in Sparrows Point, Maryland, Mount Juliet, Tennessee and Rialto, California. Combined, these facilities represent approximately 3.5 million square feet of facility space. These leases expire at various dates, with the earliest lease termination date through May 2023. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs.
In addition, as of December 31, 2019, we leased 388 brand and factory house stores located primarily in the United States, China, Mexico, Korea, Chile, and Canada with lease end dates in 2019 through 2033. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Refer to Note 8 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

Information About Our Executive Officers
Our executive officers are:

Name	Age	Position
Kevin Plank	47	Executive Chairman and Brand Chief
Patrik Frisk	57	Chief Executive Officer and President
David Bergman	47	Chief Financial Officer
Colin Browne	56	Chief Operating Officer
Kevin Eskridge	43	Chief Product Officer
Paul Fipps	47	Chief Experience Officer
Alessandro de Pestel	54	Chief Marketing Officer
Stephanie Pugliese	49	President of North America
Tchernavia Rocker	46	Chief People and Culture Officer
John Stanton	59	General Counsel and Corporate Secretary

Kevin Plank has been Executive Chairman and Brand Chief since January 2020. Prior to that, he served as Chief Executive Officer and Chairman of the Board of Directors from 1996, when he founded our Company, to 2019, and President from 1996 to July 2008 and August 2010 to July 2017. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc., and is a member of the Board of Trustees of the University of Maryland College Park Foundation.

Patrik Frisk has been Chief Executive Officer and President and a member of our Board of Directors since January 2020. Prior to that, he served as President and Chief Operating Officer from July 2017 to December 2019. Prior to Under Armour, he was Chief Executive Officer of The ALDO Group, a global footwear and accessories company. Previous to that, he spent more than a decade with VF Corporation where he held numerous leadership positions including Coalition President of Outdoor Americas (The North Face® and Timberland®), President of the Timberland® brand, President of Outdoor & Action Sports (EMEA), and Vice President and General Manager of The

North Face®. Before joining VF Corporation, Mr. Frisk ran his own retail business in Scandinavia and held senior positions with Peak Performance and W.L. Gore & Associates.

David Bergman has been Chief Financial Officer since November 2017. Mr. Bergman joined the Company in 2005 and has served in various Finance and Accounting leadership roles for the Company, including Corporate Controller from 2006 to October 2014, Vice President of Finance and Corporate Controller from November 2014 to January 2016, Senior Vice President, Corporate Finance from February 2016 to January 2017, and acting Chief Financial Officer from February 2017 to November 2017. Prior to joining the Company, Mr. Bergman worked as a C.P.A. within the audit and assurance practices at Ernst & Young LLP and Arthur Andersen LLP.

Colin Browne has been Chief Operating Officer since February 2020. Prior to that, he served as Chief Supply Chain Officer from July 2017 to January 2020 and President of Global Sourcing from September 2016 to June 2017. Prior to joining our Company, he served as Vice President and Managing Director for VF Corporation, leading its sourcing and product supply organization in Asia and Africa from November 2013 to August 2016 and as Vice President of Footwear Sourcing from November 2011 to October 2013. Prior thereto, Mr. Browne served as Executive Vice President of Footwear and Accessories for Li and Fung Group LTD from September 2010 to November 2011 and Chief Executive Officer, Asia for Pentland Brands PLC from April 2006 to January 2010. Mr. Browne has over 25 years of experience leading sourcing efforts for large brands.

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

Paul Fipps has been Chief Experience Officer since February 2020. Prior to that, he served as Chief Digital Officer from April 2018 to January 2020, Chief Technology Officer from July 2017 to March 2018, Chief Information Officer from March 2015 and Executive Vice President of Global Operations from September 2016 to June 2017 and as Senior Vice President of Global Operations from January 2014 to February 2015. Prior to joining our Company, he served as Chief Information Officer and Corporate Vice President of Business Services at Breakthru Beverage Group, formerly The Charmer Sunbelt Group ("CSG"), a leading distributor of fine wines, spirits, beer, bottled water and other beverages from May 2009 to December 2013, as Vice President of Business Services from January 2007 to April 2009 and in other leadership positions for CSG from 1998 to 2007.

Alessandro de Pestel has been Chief Marketing Officer since October 2018. Prior to joining our Company, he served as Executive Vice President of Global Marketing, Communications and Consumer Insights for Tommy Hilfiger Global from October 2014 to September 2018 and as Senior Vice President of Marketing and Communication from January 2007 to September 2014. Prior thereto, Mr. de Pestel served in various leadership roles in Marketing and Communications at brands such as Calvin Klein, Fila, Omega and Christian Dior from 1999 to 2006.

Stephanie Pugliese has been President of North America since September 2019. Prior to joining our Company, Ms. Pugliese served as Chief Executive Officer and President of Duluth Trading Company from February 2015 to August 2019, and as President from February 2012 to August 2019. Prior thereto, Ms. Pugliese served as President and Chief Operating Officer of Duluth Trading Company from February 2014 to February 2015, Senior Vice President and Chief Merchandising Officer from July 2010 to February 2012 and as Vice President of Product Development from November 2008 to July 2010. Ms. Pugliese also served in various leadership roles with Lands’ End, Inc. from 2005 to 2008 and at Ann Inc. from 2000 to 2003.

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
Under Armour’s Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbols “UAA” and "UA", respectively. As of January 31, 2020, there were 1,656 record holders of our Class A Common Stock, 6 record holders of Class B Convertible Common Stock which are beneficially owned by our Executive Chairman and Brand Chief, Kevin A. Plank, and 1,196 record holders of our Class C Common Stock.
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
Dividends
No cash dividends were declared or paid during 2019 or 2018 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 7 to the Consolidated Financial Statements for further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Class of Common Stock	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Class A	1,647,644	$14.85	11,732,941
Equity compensation plans approved by security holders	Class C	10,450,611	$16.96	29,864,112
Equity compensation plans not approved by security holders	Class A	111,427	$—	—
Equity compensation plans not approved by security holders	Class C	112,215	$—	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 1.2 million Class A and 9.8 million Class C restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour; these restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 9.0 million shares of our Class A Common Stock and 27.4 million shares of our Class C Common Stock under our Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 2.7 million of our Class A Common Stock and 2.5 million shares of our Class C Common Stock under our Employee Stock Purchase Plans. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A and C Common Stock and other equity awards. Refer to Note 13 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 111.4 thousand shares of our Class A Common Stock and 112.2 thousand shares of our Class C Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above.

The deferred stock units are issued to certain of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. The terms of each agreement set forth the number of deferred stock units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. The deferred stock units are non-forfeitable.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2014 through December 31, 2019. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2014 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Under Armour, Inc.	$100.00	$118.70	$82.81	$41.13	$50.37	$61.57
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$76.23	$67.62	$81.46	$68.62	$84.57

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015 (1)
Net revenues	$5,267,132	$5,193,185	$4,989,244	$4,833,338	$3,963,313
Cost of goods sold	2,796,599	2,852,714	2,737,830	2,584,724	2,057,766
Gross profit	2,470,533	2,340,471	2,251,414	2,248,614	1,905,547
Selling, general and administrative expenses	2,233,763	2,182,339	2,099,522	1,831,143	1,497,000
Restructuring and impairment charges	—	183,149	124,049	—	—
Income (loss) from operations	236,770	(25,017)	27,843	417,471	408,547
Interest expense, net	(21,240)	(33,568)	(34,538)	(26,434)	(14,628)
Other expense, net	(5,688)	(9,203)	(3,614)	(2,755)	(7,234)
Income (loss) before income taxes	209,842	(67,788)	(10,309)	388,282	386,685
Income tax expense (benefit)	70,024	(20,552)	37,951	131,303	154,112
Income (loss) from equity method investment	(47,679)	934	—	—	—
Net income (loss)	92,139	(46,302)	(48,260)	256,979	232,573
Adjustment payment to Class C capital stockholders	—	—	—	59,000	—
Net income (loss) available to all stockholders	$92,139	$(46,302)	$(48,260)	$197,979	$232,573
Net income available per common share
Basic net income (loss) per share of Class A and B common stock	$0.20	$(0.10)	$(0.11)	$0.45	$0.54
Basic net income (loss) per share of Class C common stock	$0.20	$(0.10)	$(0.11)	$0.72	$0.54
Diluted net income (loss) per share of Class A and B common stock	$0.20	$(0.10)	$(0.11)	$0.45	$0.53
Diluted net income (loss) per share of Class C common stock	$0.20	$(0.10)	$(0.11)	$0.71	$0.53

Weighted average common shares outstanding Class A and B common stock
Basic	222,532	221,001	219,254	217,707	215,498
Diluted	223,206	221,001	219,254	221,944	220,868

Weighted average common shares outstanding Class C common stock
Basic	228,431	224,814	221,475	218,623	215,498
Diluted	231,068	224,814	221,475	222,904	220,868

Dividends declared	$—	$—	$—	$59,000	$—

(1) Stockholders' equity and all references to share and per share amounts in the following table have been retroactively adjusted to reflect the one-for-one stock dividend, distributed in April 2016.

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$788,072	$557,403	$312,483	$250,470	$129,852
Working capital (1)	1,280,200	1,277,651	1,277,304	1,279,337	1,019,953
Inventories	892,258	1,019,496	1,158,548	917,491	783,031
Total assets (2)	4,843,531	4,245,022	4,006,367	3,644,331	2,865,970
Total debt, including current maturities	592,687	728,834	917,046	817,388	666,070
Total stockholders’ equity	$2,150,087	$2,016,871	$2,018,642	$2,030,900	$1,668,222
(1) Working capital is defined as current assets minus current liabilities.
(2) As a result of the adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019, the selected financial data for fiscal year 2019 reflects the recognition of lease assets and liabilities for operating leases with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with our Consolidated Financial Statements and related notes and the information contained elsewhere in this Form 10-K under the captions “Risk Factors,” “Selected Financial Data,” and “Business.”
This section includes a discussion of our financial condition and results of operations as of and for the fiscal years ended December 31, 2019, 2018 and 2017. Certain prior year information discussed in this section has been recast to conform to the 2019 presentation. However, certain information that was not recast regarding fiscal year 2017 and the related comparison to fiscal year 2018 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal year 2018, filed with the SEC on February 22, 2019.
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
Our net revenues grew to $5,267.1 million in 2019 from $3,963.3 million in 2015. We believe that our growth in net revenues has been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels and international expansion. While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
Financial highlights for full year 2019 as compared to the prior year period include:
•Net revenues increased 1%.
•Wholesale revenues increased 1% and direct to consumer revenues were flat.
•Apparel revenue was flat. Footwear revenue increased 2% and accessories revenue decreased 1%.
•Revenue in our North America segment declined 2%. Revenue in our Asia-Pacific, EMEA and Latin America segments grew 14%, 5% and 3%, respectively, with 13% growth in our Connected Fitness segment.
•Gross margin increased 180 basis points.
•Selling, general and administrative expense increased 2%.
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
Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities or negatively impact our financial results, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. For example, recent and ongoing developments regarding the coronavirus may negatively impact our results of operations. Additionally, we may not be able to successfully execute on our long-term strategies, or successfully manage the increasingly complex operations of our global business effectively. Although we have implemented restructuring plans in the past and may implement additional plans in the future, we may not fully realize the expected benefits of these plans or other operating or cost-saving initiatives. In addition, we may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. Our results may also be negatively impacted by the performance of our Japanese licensee. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.
Segment Presentation and Marketing
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
In connection with the Corporate Other presentation discussed above, effective January 1, 2019, we changed the way we internally analyze marketing. Personnel costs previously included in marketing expense are now included in other expense and digital advertising and placement services previously included in other expense are now included in marketing expense. We believe these changes provide management with increased transparency of our demand creation investments. Certain prior year amounts have been recast to conform to the 2019 presentation. These changes did not have a material impact on marketing amounts.
2020 Restructuring Initiative
In February 2020, we announced that we are currently assessing a potential 2020 restructuring initiative to rebalance our cost base to further improve profitability and cash flow generation. In connection with this initiative, we are considering $325 million to $425 million in estimated pre-tax charges for 2020, including approximately $225 million to $250 million related to the possibility of foregoing opening a flagship store in New York City while pursuing sublet options for the long-term lease. We expect to complete our assessment during the first quarter of 2020, and subject to review and approval by our Board of Directors, would announce any potential restructuring charges upon adoption of a restructuring plan.
2017 and 2018 Restructuring Plans
In both 2017 and 2018, our Board of Directors approved restructuring plans (the "2017 restructuring plan" and "2018 restructuring plan") designed to more closely align our financial resources with the critical priorities of our business and optimize operations. We recognized approximately $203.9 million of pre-tax charges in connection with our 2018 restructuring plan and approximately $129.1 million of pre-tax charges in connection with our 2017 restructuring plan, inclusive of $28.6 million of restructuring related goodwill impairment charges for our Connected Fitness business.
The summary of the costs incurred during the years ended December 31, 2018 and 2017, in connection with the 2018 and 2017 restructuring plans, respectively, are as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Costs recorded in cost of goods sold:
Inventory write-offs	$20,800	$5,077
Total cost recorded in cost of goods sold	20,800	5,077

Costs recorded in restructuring and impairment charges:
Impairment	12,146	71,378
Employee related costs	9,949	14,572
Contract exit costs	114,126	12,029
Other restructuring costs	46,928	26,070
Total costs recorded in restructuring and impairment charges	183,149	124,049
Total restructuring, impairment and restructuring related costs	$203,949	$129,126

There were no restructuring charges incurred during the year ended December 31, 2019.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $81.0 million, $91.8 million and $101.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories. The marketing category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club, collegiate sponsorship, individual athlete and influencer agreements, and products provided directly to team equipment managers and to individual athletes. Media includes digital, broadcast and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing costs are an important driver of our growth.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net revenues	$5,267,132	$5,193,185	$4,989,244
Cost of goods sold	2,796,599	2,852,714	2,737,830
Gross profit	2,470,533	2,340,471	2,251,414
Selling, general and administrative expenses	2,233,763	2,182,339	2,099,522
Restructuring and impairment charges	—	183,149	124,049
Income (loss) from operations	236,770	(25,017)	27,843
Interest expense, net	(21,240)	(33,568)	(34,538)
Other expense, net	(5,688)	(9,203)	(3,614)
Income (loss) before income taxes	209,842	(67,788)	(10,309)
Income tax expense (benefit)	70,024	(20,552)	37,951
Income (loss) from equity method investment	(47,679)	934	—
Net income (loss)	$92,139	$(46,302)	$(48,260)

	Year Ended December 31,
(As a percentage of net revenues)	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	53.1	54.9	54.9
Gross profit	46.9	45.1	45.1
Selling, general and administrative expenses	42.4	42.0	42.1
Restructuring and impairment charges	—	3.5	2.5
Income (loss) from operations	4.5	(0.4)	0.5
Interest expense, net	(0.4)	(0.7)	(0.7)
Other expense, net	(0.1)	(0.2)	(0.1)
Income (loss) before income taxes	4.0	(1.3)	(0.2)
Income tax expense (benefit)	1.3	(0.4)	0.8
Income (loss) from equity method investment	(0.9)	—	—
Net income (loss)	1.7%	(0.9)%	(1.0)%

Consolidated Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net revenues increased $73.9 million, or 1.4%, to $5,267.1 million in 2019 from $5,193.2 million in 2018. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
Apparel	$3,470,285	$3,464,120	$6,165	0.2%
Footwear	1,086,551	1,063,175	23,376	2.2
Accessories	416,354	422,496	(6,142)	(1.5)
Net Sales	4,973,190	4,949,791	23,399	0.5
License revenues	138,775	124,785	13,990	11.2
Connected Fitness	136,378	120,357	16,021	13.3
Corporate Other (1)	18,789	(1,748)	20,537	1,174.9
Total net revenues	$5,267,132	$5,193,185	$73,947	1.4%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.

The increase in net sales was driven primarily by unit sales growth in footwear, resulting from strength in our run category. The increase was partially offset by unit sales decline in accessories driven by softer demand.
License revenues increased $14.0 million, or 11.2%, to $138.8 million in 2019 from $124.8 million in 2018, primarily driven by minimum guaranteed royalties and settlements with two of our North America licensing partners.
Connected Fitness revenue increased $16.0 million, or 13.3%, to $136.4 million in 2019 from $120.4 million in 2018 primarily driven by an increase in new subscription revenue and a one-time development fee from a partner. This was partially offset by a decrease in media revenue.
Gross profit increased $130.0 million to $2,470.5 million in 2019 from $2,340.5 million in 2018. Gross profit as a percentage of net revenues, or gross margin, increased to 46.9% in 2019 compared to 45.1% in 2018. This increase in gross margin percentage was primarily driven by the following:
•approximate 90 basis point increase driven by supply chain initiatives related to favorable product costs and lower air freight;
•approximate 50 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel; and
•approximate 40 basis point increase driven by restructuring related charges in the prior year period.
With the exception of improvements in supply chain initiatives related to product cost improvements, we do not expect these trends to have a material impact on the full year 2020.
Selling, general and administrative expenses increased $51.5 million to $2,233.8 million in 2019 from $2,182.3 million in 2018. As a percentage of net revenues, selling, general and administrative expenses increased to 42.4% in 2019 from 42.0% in 2018. Selling, general and administrative expense was impacted by the following:
•Marketing costs increased $19.3 million to $579.0 million in 2019 from $559.7 million in 2018. This increase was primarily due to increased marketing investments with the growth of our international business and additional investments in brand marketing campaigns. This was partially offset by lower sports marketing sponsorship expense. As a percentage of net revenues, marketing costs increased to 11.0% in 2019 from 10.8% in 2018.
•Other costs increased $32.2 million to $1,654.8 million in 2019 from $1,622.6 million in 2018. This increase was primarily due to higher compensation expense, increased process design efficiency consulting expense and increased spend in digital consulting and managed services. As a percentage of net revenues, other costs increased to 31.4% in 2019 from 31.2% in 2018.
Restructuring and impairment charges related to the 2018 restructuring plan were $183.1 million for the year ended December 31, 2018. There was no restructuring plan or charges in the year ended December 31, 2019.
Income (loss) from operations increased $261.8 million, or 1046.4%, to income of $236.8 million in 2019 from a loss of $25.0 million in 2018. As a percentage of net revenues, Income from operations increased to income of 4.5% in 2019 from a loss of 0.4% in 2018. Income from operations for the year ended December 31, 2018 was negatively impacted by $203.9 million of restructuring, impairment and related charges in connection with the 2018 restructuring plan.
Interest expense, net decreased $12.4 million to $21.2 million in 2019 from $33.6 million in 2018. This decrease was due to lower interest expense as a result of the prepayment of the outstanding balance of $136.3 million on our term loan and lower borrowings on our revolving credit facility.
Other expense, net decreased $3.5 million to $5.7 million in 2019 from $9.2 million in 2018. This decrease was due to lower net loss on the combined foreign currency exchange rate changes on transactions denominated in foreign currencies as compared to the prior period, primarily due to increased number of currencies included in our foreign exchange hedging program.
Income tax expense (benefit) increased $90.6 million to an expense of $70.0 million in 2019 from a benefit of $20.6 million in 2018. Our income tax expense (benefit) for 2019, as compared to 2018, was higher primarily due to pre-tax income in 2019 compared to pre-tax losses in 2018, increases in valuation allowances recorded for certain U.S. state jurisdictions, and the one-time benefit in 2018 for an intercompany intangible asset sale. These increases were partially offset by a decrease in valuation allowances recorded for certain foreign jurisdictions in 2019 compared to 2018.
Income (loss) from equity method investment decreased $48.6 million to a loss of $47.7 million in 2019 from income of $0.9 million in 2018. This decrease was primarily due to a $39.0 million impairment of our equity method investment in our Japanese licensee for the year ended December 31, 2019.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net revenues increased $203.9 million, or 4.1%, to $5,193.2 million in 2018 from $4,989.2 million in 2017. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
Apparel	$3,464,120	$3,284,652	$179,468	5.5%
Footwear	1,063,175	1,037,840	25,335	2.4
Accessories	422,496	445,838	(23,342)	(5.2)
Net Sales	4,949,791	4,768,330	181,461	3.8
License revenues	124,785	116,575	8,210	7.0
Connected Fitness	120,357	101,870	18,487	18.1
Corporate Other (1)	(1,748)	2,469	(4,217)	(170.8)
Total net revenues	$5,193,185	$4,989,244	$203,941	4.1%
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
Selling, general and administrative expenses increased $82.8 million to $2,182.3 million in 2018 from $2,099.5 million in 2017. As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 42.0% in 2018 from 42.1% in 2017. Selling, general and administrative expense was impacted by the following:

•Marketing costs decreased $5.5 million to $559.7 million in 2018 from $565.2 million in 2017. This decrease was primarily due to restructuring efforts, resulting in lower sports marketing sponsorship expense. This decrease was partially offset by higher costs in connection with brand marketing campaigns and increased marketing investments with the growth of our international business. As a percentage of net revenues, marketing costs decreased to 10.8% in 2018 from 11.3% in 2017.
•Other costs increased $88.3 million to $1,622.6 million in 2018 from $1,534.3 million in 2017. This increase was primarily due to higher incentive compensation expense and higher costs incurred for the continued expansion of our direct to consumer distribution channel and international business. As a percentage of net revenues, other costs increased to 31.2% in 2018 from 30.8% in 2017.
Restructuring and impairment charges increased $59.1 million to $183.1 million from $124.0 million in 2017. Refer to the 2017 and 2018 Restructuring Plans section above for a summary of charges.
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
Income tax expense (benefit) decreased $58.6 million to a benefit of $20.6 million in 2018 from an expense of $38.0 million in 2017. Our effective tax rate was 30.3% in 2018 compared to (368.2)% in 2017. Our effective tax rate for 2018, as compared to 2017, was positively impacted by a one-time tax benefit recorded in 2018 for an intercompany intangible asset sale and the decrease in one-time tax charges due to the Tax Act. These positive impacts were partially offset by the impact of the decrease in the U.S. federal rate applied to U.S. pre-tax losses in 2018.
As of December 31, 2018, we had completed our accounting for the one-time tax effects of the enactment of the Tax Act. Our 2018 provision for income taxes included a $1.5 million charge to income tax expense as a result of completing this accounting. This was comprised of $12.0 million of income tax expense related to the transition tax and $(10.5) million of income tax benefit for the re-measurement of deferred tax assets for the reduction in the U.S. corporate income tax rate from 35% to 21%.

Segment Results of Operations
Our operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America. Connected Fitness is also an operating segment.
We exclude certain corporate costs from our segment profitability measures. We reports these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments performance. Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
North America	$3,658,353	$3,735,293	$(76,940)	(2.1)%
EMEA	621,137	591,057	30,080	5.1
Asia-Pacific	636,343	557,431	78,912	14.2
Latin America	196,132	190,795	5,337	2.8
Connected Fitness	136,378	120,357	16,021	13.3
Corporate Other (1)	18,789	(1,748)	20,537	1,174.9
Total net revenues	$5,267,132	$5,193,185	$73,947	1.4%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $76.9 million to $3,658.4 million in 2019 from $3,735.3 million in 2018 primarily due to a unit sales decrease of off-price sales within our wholesale channel and a unit sales decrease in our direct to consumer channel. This was partially offset by favorable impacts of returns activity within our wholesale channel, driven by approximately $33.1 million of specific customer returns that were lower than the reserves previously established.
•Net revenues in our EMEA operating segment increased $30.1 million to $621.1 million in 2019 from $591.1 million in 2018 primarily due to unit sales growth in our wholesale and direct to consumer channels.
•Net revenues in our Asia-Pacific operating segment increased $78.9 million to $636.3 million in 2019 from $557.4 million in 2018 primarily due to unit sales growth in our wholesale and direct to consumer channels.
•Net revenues in our Latin America operating segment increased $5.3 million to $196.1 million in 2019 from $190.8 million in 2018 primarily due to unit sales growth in our wholesale channel, partially offset by a decrease due to a change in our business model in Brazil from a subsidiary to a license and distributor model.
•Net revenues in our Connected Fitness operating segment increased $16.0 million to $136.4 million in 2019 from $120.4 million in 2018 primarily driven by an increase in new subscription revenue and a one-time development fee from a partner. This was partially offset by a decrease in media revenue.

Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	$ Change	% Change
North America	$733,442	$718,195	$15,247	2.1%
EMEA	53,739	30,388	23,351	76.8
Asia-Pacific	97,641	103,527	(5,886)	(5.7)
Latin America	(3,160)	(16,879)	13,719	81.3
Connected Fitness	17,140	5,948	11,192	188.2
Corporate Other	(662,032)	(866,196)	204,164	23.6
Total operating income (loss)	$236,770	$(25,017)	$261,787	1046.4%
The increase in total operating income was driven by the following:
Operating segments
•Operating income in our North America operating segment increased $15.2 million to $733.4 million in 2019 from $718.2 million in 2018 primarily due to gross margin benefits based on a lower percentage of off-price sales within our wholesale channel and lower incentive compensation expense, partially offset by decreases in net revenues discussed above.
•Operating income in our EMEA operating segment increased $23.4 million to $53.7 million in 2019 from$30.4 million in 2018 primarily due to increases in net revenues discussed above.
•Operating income in our Asia-Pacific operating segment decreased $5.9 million to $97.6 million in 2019 from $103.5 million in 2018 primarily due to higher compensation expense and marketing investments. This decrease was partially offset by increases in net revenues discussed above.
•Operating loss in our Latin America operating segment decreased $13.7 million to $3.2 million in 2019 from $16.9 million in 2018 primarily due to changes to our business model in Brazil.
•Operating income in our Connected Fitness segment increased $11.2 million to $17.1 million in 2019 from$5.9 million in 2018 primarily driven by increases in net revenue discussed above.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment decreased $204.2 million to $662.0 million in 2019 from $866.2 million in 2018 primarily due to $203.9 million of 2018 restructuring plan charges for the year ended December 31, 2018. There was no restructuring plan or charges in the year ended December 31, 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
North America	$3,735,293	$3,801,056	$(65,763)	(1.7)%
EMEA	591,057	471,560	119,497	25.3
Asia-Pacific	557,431	430,972	126,459	29.3
Latin America	190,795	181,317	9,478	5.2
Connected Fitness	120,357	101,870	18,487	18.1
Corporate Other (1)	(1,748)	2,469	(4,217)	(170.8)
Total operating income (loss)	$5,193,185	$4,989,244	$203,941	4.1%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.

The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $65.8 million to $3,735.3 million in 2018 from $3,801.1 million in 2017 primarily due to lower sales driven by lower demand, partially offset by increased off-price sales, in each case within our wholesale channel.
•Net revenues in our EMEA operating segment increased $119.5 million to $591.1 million in 2018 from $471.6 million in 2017 primarily due to unit sales growth in our wholesale channel in the United Kingdom, Italy and Spain.
•Net revenues in our Asia-Pacific operating segment increased $126.5 million to $557.4 million in 2018 from $431.0 million in 2017 primarily due to unit sales growth in our direct to consumer channel and our wholesale channel in China.
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
Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	$ Change	% Change
North America	$718,195	$700,190	$18,005	2.6%
EMEA	30,388	26,042	4,346	16.7
Asia-Pacific	103,527	89,320	14,207	15.9
Latin America	(16,879)	(14,400)	(2,479)	(17.2)
Connected Fitness	5,948	(6,541)	12,489	190.9
Corporate Other	(866,196)	(766,768)	(99,428)	(13.0)
Total operating income (loss)	$(25,017)	$27,843	$(52,860)	(189.9)%
The decrease in total operating income was driven by the following:
Operating segments
•Operating income in our North America operating segment increased $18.0 million to $718.2 million in 2018 from $700.2 million in 2017 primarily due to decreased marketing and selling costs.
•Operating income in our EMEA operating segment increased $4.3 million to $30.4 million in 2018 from $26.0 million in 2017 primarily due to the increase in net sales discussed above, partially offset by a reserve related to a commercial dispute and increased marketing.
•Operating income in our Asia-Pacific operating segment increased $14.2 million to $103.5 million in 2018 from $89.3 million in 2017 primarily due to sales growth discussed above. This increase was partially offset by higher investments in our direct to consumer business.
•Operating loss in our Latin America operating segment increased $2.5 million to $16.9 million in 2018 from $14.4 million in 2017 primarily due to lower gross margin based on a higher percentage of off-price and independent distributor sales within our wholesale channel.
•Operating loss in our Connected Fitness segment decreased $12.5 million to income of $5.9 million in 2018 from a loss of $6.5 million in 2017 primarily driven by increased sales growth discussed above.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $99.4 million to $866.2 million in 2018 from $766.8 million in 2017 primarily due to a $74.8 million increase in the 2018 restructuring plan charges of $203.9 million, compared to the 2017 restructuring plan charges of $129.1 million.
Seasonality
Historically, we have recognized a majority of our net revenues and a significant portion of our income from operations in the last two quarters of the calendar year, driven primarily by increased sales volume of our products during the fall selling season, including a larger proportion of higher margin direct to consumer sales. The level of our working capital generally reflects the seasonality and growth in our business. We generally expect inventory, accounts payable and certain accrued expenses to be higher in the second and third quarters in preparation for the fall selling season.
The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited Consolidated Financial Statements included elsewhere in this Form 10-K. All recurring, necessary adjustments are reflected in the data below:

	Quarter Ended (unaudited)
(In thousands)	3/31/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Net revenues	$1,185,370	$1,174,859	$1,442,976	$1,389,980	$1,204,722	$1,191,729	$1,429,456	$1,441,225
Gross profit	523,453	526,584	665,207	625,227	544,787	554,321	689,898	681,527
Marketing SG&A expenses	126,618	139,497	130,665	162,956	133,876	144,734	133,924	166,431
Other SG&A expenses	388,016	413,122	396,975	424,490	375,652	421,069	417,054	441,023
Restructuring and impairment charges	37,480	78,840	18,601	48,228	—	—	—	—
Income (loss) from operations	$(28,661)	$(104,875)	$118,966	$(10,447)	$35,259	$(11,482)	$138,920	$74,073
(As a percentage of annual totals)
Net revenues	22.8%	22.6%	27.8%	26.8%	22.9%	22.6%	27.1%	27.4%
Gross profit	22.4%	22.5%	28.4%	26.7%	22.1%	22.4%	27.9%	27.6%
Marketing SG&A expenses	22.6%	24.9%	23.3%	29.1%	23.1%	25.0%	23.1%	28.7%
Other SG&A expenses	23.9%	25.5%	24.5%	26.2%	22.7%	25.4%	25.2%	26.7%
Restructuring and impairment charges	20.5%	43.0%	10.2%	26.3%	—%	—%	—%	—%
Income (loss) from operations	114.6%	419.2%	(475.5)%	41.8%	14.9%	(4.8)%	58.7%	31.3%

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
Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes, including our global operating and financial reporting information technology system, are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels.
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
At December 31, 2019, $165.4 million, or approximately 21.0%, of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States.
The Tax Act imposed U.S. federal tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. We will continue to permanently reinvest these earnings, as well as future earnings from our foreign subsidiaries, to fund international growth and operations. If we were to repatriate indefinitely reinvested foreign funds, we would still be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$509,031	$628,230	$237,460
Investing activities	(147,113)	(202,904)	(282,987)
Financing activities	(137,070)	(189,868)	106,759
Effect of exchange rate changes on cash and cash equivalents	5,100	12,467	4,178
Net increase in cash and cash equivalents	$229,948	$247,925	$65,410
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
Cash flows provided by operating activities decreased $119.2 million to $509.0 million in 2019 from $628.2 million in 2018. The decrease was due to decreased net cash inflows from operating assets and liabilities of $360.2 million. The decrease in cash inflows related to changes in operating assets and liabilities period over period was primarily driven by the following:
•a decrease in cash provided by accounts receivable of $232.3 million in 2019 as compared to 2018;
•a decrease in changes in reserves and allowances and customer refund liabilities of $176.9 million in 2019 as compared to 2018; and
•a decrease in accrued expenses and other liabilities of $153.6 million in 2019 as compared to 2018.
This was partially offset by an increase in cash provided by changes in prepaid expenses and other assets of $132.2 million and an increase in net income adjusted for non-cash items of $241.0 million year over year.
Investing Activities
Cash used in investing activities decreased $55.8 million to $147.1 million in 2019 from $202.9 million in 2018, primarily due to lower capital expenditures and the purchase of an additional 10% common stock ownership in Dome Corporation ("Dome"), our Japanese licensee in 2018.
Total capital expenditures were $144.3 million and $154.3 million in 2019 and 2018, respectively. Capital expenditures for 2020 are expected to be approximately $165.0 million.
Financing Activities
Cash used in financing activities decreased $52.8 million to $137.1 million in 2019 from $189.9 million in 2018. This decrease was primarily due to lower borrowings and net repayments on our credit facility in 2019 compared to 2018.

Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement, amending and restating our prior credit agreement. As amended and restated, our credit agreement has a term of five years, maturing in March 2024, and provides revolving credit commitments for up to $1.25 billion of borrowings, with no term loan borrowings, which were provided for under our prior credit agreement. As of December 31, 2019, there were no amounts outstanding under our revolving credit facility. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million outstanding under our prior term loan.
At our request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $5.0 million of letters of credit outstanding as of December 31, 2019.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2019, we were in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loans was 3.2% during the year ended December 31, 2018. During the year ended December 31, 2019, there were no borrowings under the outstanding term loan. The weighted average interest rate under the revolving credit facility borrowings was 3.6% and 3.0% during the years ended December 31, 2019 and 2018, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2019, the commitment fee was 15 basis points. Since inception, we incurred and deferred $3.4 million in financing costs in connection with the credit agreement.

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

Other Long Term Debt
In December 2012, we entered into a $50.0 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. In July 2018, this loan was repaid in full, without penalties, using borrowings under our revolving credit facility.
Interest expense, net was $21.2 million, $33.6 million, and $34.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $2.4 million, $1.5 million, and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of December 31, 2019. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2019 as well as significant agreements entered into during the period after December 31, 2019 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$726,750	$19,500	$39,000	$39,000	$629,250
Operating lease obligations (2)	1,341,292	157,217	324,575	264,192	595,308
Product purchase obligations (3)	1,087,634	1,087,634	—	—	—
Sponsorships and other (4)	679,109	131,297	219,662	186,796	141,354
Transition Tax Related to the Tax Act (5)	10,865	—	1,130	3,293	6,442
Total	$3,845,650	$1,395,648	$584,367	$493,281	$1,372,354

(1)   Includes estimated interest payments based on applicable fixed and currently effective floating interest rates as of December 31, 2019, timing of scheduled payments, and the term of the debt obligations.
(2)   Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $12.9 million for the year ended December 31, 2019. In February 2020, we announced that we are considering foregoing opening a flagship store in New York City while pursuing sublet options for the long-term lease. The amounts included above reflect our existing contractual obligations with respect to that lease, which totaled $506.2 million as of December 31, 2019.
(3)   We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2019.
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
(5)  Represents the future cash payments due related to the Tax Act enacted in 2017 as part of the one-time transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries.
The table above excludes a liability of $37.2 million for uncertain tax positions, including the related interest and penalties, recorded in accordance with applicable accounting guidance, as we are unable to reasonably estimate the timing of settlement. Refer to Note 11 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
There were no significant changes to our critical accounting policies during the year ended December 31, 2019. The following description of our critical accounting policies largely summarize generally accepted accounting principles in the United States and are meant to provide clarity regarding our existing application of these policies.

Revenue Recognition
We recognize revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of net sales of apparel, footwear and accessories, license and Connected Fitness revenue. We recognize revenue when we satisfy our performance obligations by transferring control of promised products or services to our customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that we ultimately expect to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales taxes imposed on our revenues from product sales are presented on a net basis within the consolidated statements of operations, and therefore do not impact net revenues or costs of goods sold.
Revenue transactions associated with the sale of apparel, footwear, and accessories, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. We satisfy the performance obligation and record revenues when transfer of control has passed to the customer, based on the terms of sale. In our wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. We may also ship product directly from our supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In our direct to consumer channel, transfer of control takes place at the point of sale for brand and factory house customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. Payment is generally due at the time of sale for direct to consumer transactions.
Gift cards issued to customers by us are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. We also estimate and recognize revenue for gift card balances not expected to ever be redeemed ("breakage") to the extent that we do not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. Such estimates are based upon historical redemption trends, with breakage income recognized in proportion to the pattern of actual customer redemptions.
Revenue from our licensing arrangements is recognized over time during the period that licensees are provided access to our trademarks and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually guaranteed minimum royalty amount. Payments are generally due quarterly. We recognize revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized as revenue over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that we are entitled to receive in exchange for providing access to our trademarks.
Revenue from Connected Fitness subscriptions is recognized on a gross basis and is recognized over the term of the subscription. We receive payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in our consolidated balance sheet. Related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. Revenue from Connected Fitness digital advertising is recognized as we satisfy performance obligations pursuant to customer insertion orders.
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. We base these estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet. As of December 31, 2019 and 2018, there were $219.4 million and $301.4 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $61.1 million and $113.9 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 2 to the Consolidated Financial Statements for a further discussion of revenue recognition.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgment about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $15.1 million and $22.2 million, respectively.
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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, we perform the goodwill impairment test. We compare the fair value of the reporting unit with its carrying amount. We estimate fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit's business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. We perform our annual impairment testing in the fourth quarter of each year.
As of our annual impairment test, in the fourth quarter of 2019, no impairment of goodwill was identified. The fair value of each reporting unit substantially exceeded its carrying value, with the exception of our Latin America reporting unit. The fair value of the Latin America reporting unit exceeded its carrying value by 19%. Holding all other assumptions used in the fair value measurement of the Latin America reporting unit constant, a reduction in the growth rate of revenue by 2.25 percentage points or a reduction in the growth rate of net income by 3.5 percentage points would eliminate the headroom. No events occurred during the period ended December 31, 2019 that indicated it was more likely than not that goodwill was impaired. Refer to Note 5 to the Consolidated Financial Statements for a further discussion of goodwill.
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
Equity Method Investment
In April 2018, we invested ¥4.2 billion or $39.2 million in exchange for an additional 10% common stock ownership in Dome Corporation ("Dome"), our Japanese licensee. This additional investment brought our total investment in Dome's common stock to 29.5%, from 19.5%. We account for our investment in Dome under the equity method, given that we have the ability to exercise significant influence, but not control, over Dome. Investments under the equity method are required to be considered for impairment when events or circumstances suggest that the carrying amount may not be recoverable. If a qualitative assessment indicates that our investment in Dome may be impaired, a quantitative assessment is performed. If the quantitative assessment indicates a decline in value that is determined to be other-than-temporary, an impairment charge would be recognized.
In connection with the preparation of our financial statements for the year ended December 31, 2019, we performed a qualitative assessment of potential impairment indicators for our investment in Dome and determined that indicators of impairment exist. While there was no single event or factor, we considered Dome's future rate of growth and profitability and strategic objectives. We performed a valuation of our investment in Dome and determined that the fair value of our investment is less than its carrying value by $39.0 million. We determined this decline in value to be other-than-temporary considering the extent to which the market value of our investment is less than the carrying value, the amount of Dome's indebtedness maturing within a short-term period, and Dome's long-term financial forecast. As a result, we recorded a $39.0 million impairment of our equity method investment in Dome in the fourth quarter of 2019, for the year ended December 31, 2019. The impairment charge was recorded within income (loss) from equity method investment on the consolidated statements of operations and as a reduction to the invested balance within other long term assets on the consolidated balance sheets. We calculate fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that we expect the investment to generate in the future.
For the years ended December 31, 2019 and 2018, we recorded the allocable share of Dome’s net loss of $8.7 million and net income of $1.0 million, respectively, within income (loss) from equity method investment on the consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the consolidated balance sheets. As of December 31, 2019 and 2018, the carrying value of our total investment in Dome was $5.1 million and $52.8 million, respectively.
In addition to the investment in Dome, we have a license agreement with Dome. We recorded license revenues from Dome of $37.8 million and $35.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, respectively, we have $15.6 million and $13.1 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within our consolidated balance sheet. To the extent Dome continues to experience challenges in the performance of their business, we may not continue to realize the licensing revenues received from them in line with their past results.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. We made the policy election to record any liability associated with Global Intangible Low Taxed Income (“GILTI”) in the period in which it was incurred.
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
A significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets at December 31, 2019, we considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•2019 pre-tax income plus tax permanent differences and taxable income in the U.S. federal and certain state jurisdictions;
•Three year cumulative pre-tax income plus tax permanent differences in the U.S. federal jurisdiction;
•Forecasted future pre-tax income plus tax permanent differences in the U.S. federal and certain state jurisdictions;
•No history of U.S. federal and state tax attributes expiring unused;
•Restructuring plans undertaken in 2017, 2018, and being assessed for 2020, which aim to improve future profitability;
•Available prudent and feasible tax planning strategies may exist;
•Reversal of deferred tax liabilities and timing thereof.

Negative
•Three year cumulative pre-tax losses plus tax permanent differences in certain state jurisdictions;
•Forecasted year over year U.S. revenue declines in 2020 which decrease profitability in the U.S. federal and certain state jurisdictions;

•Restructuring plans undertaken in 2017, 2018, and being assessed for 2020, which result in significant one-time charges, which reduce profitability in the U.S. federal and certain state jurisdictions;
•Inherent challenges in forecasting future pre-tax earnings which rely, in part, on improved profitability from our restructuring efforts;
•The continued challenges in the U.S. consumer retail business environment.

As of December 31, 2019, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal deferred tax assets. However, as of December 31, 2019, we believe the weight of the negative evidence outweighs the positive evidence regarding the realization of the majority of the state deferred tax assets and have recorded a valuation allowance against these assets. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.
Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of December 31, 2019, we had $90.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.43 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2019.
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets is deemed probable, which requires management judgment. Refer to Note 2 and Note 13 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Recently Issued Accounting Standards
Refer to Note 2 to the Consolidated Financial Statements included in this Form 10-K for our assessment of recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Foreign Currency and Interest Rate Risk
We are exposed to global market risks, including the effects of changes in foreign currency and interest rates. We use derivative instruments to manage financial exposures that occur in the normal course of business and do not hold or issue derivatives for trading or speculative purposes.
We may elect to designate certain derivatives as hedging instruments under U.S. GAAP. We formally document all relationships between designated hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking hedged transactions. This process includes linking all derivatives designated as hedges to forecasted cash flows and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2019, we had hedge instruments, primarily for British Pound/ U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, Euro/U.S. Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Japanese Yen currency pairs. All derivatives are recognized on the consolidated balance sheets at fair value and classified based on the instruments maturity dates. The table below provides information about our foreign currency forward exchange agreements and presents the notional amounts and weighted average exchange rates by contractual maturity dates:

								Fair Value as of Year Ended
(In thousands)		2020	2021	2022	2023	2024 and Thereafter	Total	December 31, 2019	December 31, 2018
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$83,749	$21,709	$—	$—	$—	$105,458	$182	$2,360
	Weighted Average Exchange Rate	1.15	1.14				1.15
GBP	Notional	207,673	47,044	—	—	—	254,717	(3,504)	9,476
	Weighted Average Exchange Rate	1.31	1.31				1.31
JPY	Notional	30,564	7,070	—	—	—	37,634	198	33
	Weighted Average Exchange Rate	106.64	105.45				106.42
CNY Functional Currency
USD	Notional	186,011	29,300	—	—	—	215,311	531	—
	Weighted Average Exchange Rate	6.97	7.14				6.99
CAD Functional Currency
USD	Notional	163,633	31,200	—	—	—	194,833	(2,421)	6,822
	Weighted Average Exchange Rate	1.32	1.32				1.32
MXN Functional Currency
USD	Notional	58,276	13,550	—	—	—	71,826	(2,137)	812
	Weighted Average Exchange Rate	20.18	20.79				20.29

We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of December 31, 2019, the aggregate notional value of our outstanding cash flow hedges was $879.8 million, with contract maturities ranging from one to twenty-four months.
In order to maintain liquidity and fund business operations, we may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of our long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations from time to time. However, as of December 31, 2019, our exposure to interest rate fluctuations was not material to our financial condition or results of operations, as substantially all of our debt is fixed-rate indebtedness and we do not have a material investment portfolio. Our interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2019, we had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. One of the criteria for this accounting treatment is the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of the anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income (loss) to Other expense, net during the period in which the decrease occurs.
We enter into derivative contracts with major financial institutions with investment grade credit ratings and are exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the derivative contracts. However, we monitor the credit quality of these financial institutions and consider the risk of counterparty default to be minimal. Although we have entered into foreign currency contracts to minimize some of the impact of foreign currency exchange rate fluctuations on future cash flows, we cannot be assured that foreign currency exchange rate fluctuations will not have a material adverse impact on our financial condition and results of operations.
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2019. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts" for further discussion on our policies.
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ PATRIK FRISK	Chief Executive Officer and President
Patrik Frisk

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for its leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Latin America Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $550.2 million as of December 31, 2019, and the goodwill associated with the Latin America reporting unit was $46.7 million. Management conducts an impairment test at least annually in the fourth quarter or sooner if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Management estimates fair value of the reporting unit using the discounted cash flow model under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that management expects the reporting unit to generate in the future. Management’s significant estimates in the discounted cash flows model include the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Latin America reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit, which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and evaluating significant assumptions, including the Company’s long-term rate of growth and profitability. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of the underlying data used in the model; and evaluating the reasonableness of significant assumptions, including the long-term rate of growth and profitability. Evaluating management’s assumptions related to the long-term rate of growth and profitability involved evaluating management’s ability to execute on future growth strategies and evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain assumptions, including the Company’s weighted average cost of capital.

Reserve for Customer Returns
As described in Note 2 to the consolidated financial statements, the Company recorded $219.4 million as of December 31, 2019 in reserves for returns, allowances, markdowns and discounts within customer refund liability. Management bases its estimates of the reserve for customer returns on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company.
The principal considerations for our determination that performing procedures relating to the reserve for customer returns is a critical audit matter are there was significant judgment by management in estimating the customer returns reserve, which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures and evaluating the significant assumptions used in developing the estimate, including the amount of outstanding returns that have not yet been received by the Company.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of management’s customer returns reserve, including the assumption related to the outstanding returns that have not yet been received by the Company. These procedures also included, among others, testing management’s process for developing the customer returns reserve; evaluating the appropriateness of the method; testing the completeness, accuracy, and relevance of underlying data used in the estimate; and evaluating the reasonableness of significant assumptions, including the amount of outstanding returns that have not yet been received by the Company. Evaluating management’s assumption related to outstanding returns that have not yet been received by the Company involved evaluating whether the assumption used by management was reasonable considering (i) historical rates of customer returns, (ii) specific identification of outstanding returns, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 26, 2020

We have served as the Company’s auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$788,072	$557,403
Accounts receivable, net	708,714	652,546
Inventories	892,258	1,019,496
Prepaid expenses and other current assets	313,165	364,183
Total current assets	2,702,209	2,593,628
Property and equipment, net	792,148	826,868
Operating lease right-of-use assets	591,931	—
Goodwill	550,178	546,494
Intangible assets, net	36,345	41,793
Deferred income taxes	82,379	112,420
Other long term assets	88,341	123,819
Total assets	$4,843,531	$4,245,022
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$618,194	$560,884
Accrued expenses	374,694	340,415
Customer refund liabilities	219,424	301,421
Operating lease liabilities	125,900	—
Current maturities of long term debt	—	25,000
Other current liabilities	83,797	88,257
Total current liabilities	1,422,009	1,315,977
Long term debt, net of current maturities	592,687	703,834
Operating lease liabilities, non-current	580,635	—
Other long term liabilities	98,113	208,340
Total liabilities	2,693,444	2,228,151
Commitments and contingencies (see Note 8)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2019 and 2018; 188,289,680 shares issued and outstanding as of December 31, 2019, and 187,710,319 shares issued and outstanding as of December 31, 2018.	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2019 and 2018.	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2019 and 2018; 229,027,730 shares issued and outstanding as of December 31, 2019, and 226,421,963 shares issued and outstanding as of December 31, 2018.	76	75
Additional paid-in capital	973,717	916,628
Retained earnings	1,226,986	1,139,082
Accumulated other comprehensive loss	(50,765)	(38,987)
Total stockholders’ equity	2,150,087	2,016,871
Total liabilities and stockholders’ equity	$4,843,531	$4,245,022

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$5,267,132	$5,193,185	$4,989,244
Cost of goods sold	2,796,599	2,852,714	2,737,830
Gross profit	2,470,533	2,340,471	2,251,414
Selling, general and administrative expenses	2,233,763	2,182,339	2,099,522
Restructuring and impairment charges	—	183,149	124,049
Income (loss) from operations	236,770	(25,017)	27,843
Interest expense, net	(21,240)	(33,568)	(34,538)
Other expense, net	(5,688)	(9,203)	(3,614)
Income (loss) before income taxes	209,842	(67,788)	(10,309)
Income tax expense (benefit)	70,024	(20,552)	37,951
Income (loss) from equity method investment	(47,679)	934	—
Net income (loss)	$92,139	$(46,302)	$(48,260)

Basic net income (loss) per share of Class A, B and C common stock	$0.20	$(0.10)	$(0.11)
Diluted net income (loss) per share of Class A, B and C common stock	$0.20	$(0.10)	$(0.11)

Weighted average common shares outstanding Class A, B and C common stock
Basic	450,964	445,815	440,729
Diluted	454,274	445,815	440,729
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$92,139	$(46,302)	$(48,260)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,754	(18,535)	23,357
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $7,798, $(7,936), and $5,668 for the years ended December 31, 2019, 2018, and 2017, respectively.	(21,646)	22,800	(16,624)
Loss on intra-entity foreign currency transactions	(886)	(5,041)	7,199
Total other comprehensive income (loss)	(11,778)	(776)	13,932
Comprehensive income (loss)	$80,361	$(47,078)	$(34,328)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	183,815	61	34,450	11	220,174	73	823,484	1,259,414	(52,143)	$2,030,900
Exercise of stock options	609	—	—	—	556	—	3,664	—	—	3,664
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(65)	—	—	—	(78)	—	—	(2,781)	—	(2,781)
Issuance of Class A Common Stock, net of forfeitures	898	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,723	1	7,852	—	—	7,853
Impact of adoption of accounting standard updates	—	—	—	—	—	—	(2,666)	(23,932)	—	(26,598)
Stock-based compensation expense	—	—	—	—	—	—	39,932	—	—	39,932
Comprehensive income (loss)	—	—	—	—	—	—	—	(48,260)	13,932	(34,328)
Balance as of December 31, 2017	185,257	$61	34,450	$11	222,375	$74	$872,266	$1,184,441	$(38,211)	$2,018,642
Exercise of stock options and warrants	2,084	1	—	—	2,127	—	6,747	—	—	6,748
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	(140)	—	—	(2,564)	—	(2,564)
Issuance of Class A Common Stock, net of forfeitures	392	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,060	1	(4,168)	—	—	(4,167)
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	3,507	—	3,507
Stock-based compensation expense	—	—	—	—	—	—	41,783	—	—	41,783
Comprehensive loss	—	—	—	—	—	—	—	(46,302)	(776)	(47,078)
Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
Exercise of stock options	441	—	—	—	293	—	2,101	—	—	2,101
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(227)	—	—	(4,235)	—	(4,235)
Issuance of Class A Common Stock, net of forfeitures	154	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,540	1	5,370	—	—	5,371
Stock-based compensation expense	—	—	—	—	—	—	49,618	—	—	49,618
Comprehensive income (loss)	—	—	—	—	—	—	—	92,139	(11,778)	80,361
Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$92,139	$(46,302)	$(48,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	186,425	181,768	173,747
Unrealized foreign currency exchange rate gain (loss)	(2,073)	14,023	(29,247)
Impairment charges	39,000	9,893	71,378
Amortization of bond premium	254	254	254
Loss on disposal of property and equipment	4,640	4,256	2,313
Stock-based compensation	49,618	41,783	39,932
Excess tax benefit (loss) from stock-based compensation arrangements	—	—	(75)
Deferred income taxes	38,132	(38,544)	55,910
Changes in reserves and allowances	(26,096)	(234,998)	108,757
Changes in operating assets and liabilities:
Accounts receivable	(45,450)	186,834	(79,106)
Inventories	149,519	109,919	(222,391)
Prepaid expenses and other assets	24,334	(107,855)	(52,106)
Other non-current assets	19,966	—	—
Accounts payable	59,458	26,413	145,695
Accrued expenses and other liabilities	(18,987)	134,594	109,823
Customer refund liability	(80,710)	305,141	—
Income taxes payable and receivable	18,862	41,051	(39,164)
Net cash provided by operating activities	509,031	628,230	237,460
Cash flows from investing activities
Purchases of property and equipment	(145,802)	(170,385)	(281,339)
Sale of property and equipment	—	11,285	—
Purchase of equity method investment	—	(39,207)	—
Purchases of other assets	(1,311)	(4,597)	(1,648)
Net cash (used in) provided by investing activities	(147,113)	(202,904)	(282,987)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	25,000	505,000	763,000
Payments on long term debt and revolving credit facility	(162,817)	(695,000)	(665,000)
Employee taxes paid for shares withheld for income taxes	(4,235)	(2,743)	(2,781)
Proceeds from exercise of stock options and other stock issuances	7,472	2,580	11,540
Other financing fees	63	306	—
Payments of debt financing costs	(2,553)	(11)	—
Net cash used in financing activities	(137,070)	(189,868)	106,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,100	12,467	4,178
Net increase in cash, cash equivalents and restricted cash	229,948	247,925	65,410
Cash, cash equivalents and restricted cash
Beginning of period	566,060	318,135	252,725
End of period	$796,008	$566,060	$318,135

Non-cash investing and financing activities
Change in accrual for property and equipment	$(8,084)	$(14,611)	$10,580
Other supplemental information
Cash paid (received) for income taxes, net of refunds	23,352	(16,738)	36,921
Cash paid for interest, net of capitalized interest	18,031	28,586	29,750
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
During 2019, the Company recorded an adjustment related to prior periods to correct unrecorded consulting expenses incurred primarily in connection with the 2018 restructuring plan. Selling, general and administrative expenses for the year ended December 31, 2019 includes $5.5 million of expense that was understated in prior periods. The Company concluded that the error was not material to any prior or interim periods presented.
During 2018, the Company identified an immaterial error in the presentation of premium subscriptions in its Connected Fitness reporting segment. Subscription revenue was previously recorded net of any related commission. Beginning in the first quarter of 2018, subscription revenue is recorded on a gross basis and the related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. The Company revised 2017 to be consistent with the current presentation resulting in an increase in net revenues and selling, general and administrative expense of $12.7 million for the year ended December 31, 2017. There was no impact in any period on income (loss) from operations. The Company concluded that the error was not material to any of its previously issued financial statements.
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

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$788,072	$557,403
Restricted cash	7,936	8,657
Total cash, cash equivalents and restricted cash	$796,008	$566,060

Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large retailers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. None of the Company's customers accounted for more than 10% of accounts receivable as of December 31, 2019 and December 31, 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, no customer accounted for more than 10% of net revenues.
Sale of Accounts Receivable
In 2018, the Company entered into agreements with two financial institutions to sell selected accounts receivable on a recurring, non-recourse basis. In 2019, the Company amended one agreement to reduce the facility amount. Under each agreement, the Company may sell up to $140.0 million and $50.0 million, respectively, provided the accounts receivable of certain customers cannot be outstanding simultaneously with both institutions. Balances may remain outstanding at any point in time. The Company removes the sold accounts receivable from the consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the sold accounts receivable balances on behalf of the financial institutions.
As of December 31, 2019 and 2018, there were no amounts outstanding in connection with these arrangements. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the consolidated statement of operations.

Allowance for Doubtful Accounts
The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $15.1 million and $22.2 million, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. The Company has made the policy election to record any liability associated with Global Intangible Low Taxed Income ("GILTI") in the period in which it is incurred.
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
Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs the goodwill impairment test. The Company compares the fair value of the reporting unit with its carrying amount. The Company estimates fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. The Company performs its annual impairment testing in the fourth quarter of each year.
As of the Company's annual impairment test, no impairment of goodwill was identified. The fair value of each reporting unit substantially exceeded its carrying value, with the exception of its Latin America reporting unit. No events occurred during the period ended December 31, 2019 that indicated it was more likely than not that goodwill was impaired. Refer to Note 5 to the Consolidated Financial Statements for a further discussion of goodwill.
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
Accrued Expenses
At December 31, 2019, accrued expenses primarily included $118.7 million and $63.2 million of accrued compensation and benefits and marketing expenses, respectively. At December 31, 2018, accrued expenses primarily included $130.8 million and $60.1 million of accrued compensation and benefits and marketing expenses, respectively.
Foreign Currency Translation and Transactions
The functional currency for each of the Company’s wholly owned foreign subsidiaries is generally the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in other expense, net on the consolidated statements of operations.
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
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. One of the criteria for this accounting treatment is the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, the Company's estimates of the anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time, the Company is required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income (loss) to

Other expense, net during the period in which the decrease occurs. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Revenue Recognition
The Company recognizes revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of net sales of apparel, footwear and accessories, license and Connected Fitness revenue. The Company recognizes revenue when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the consolidated statements of operations, and therefore do not impact net revenues or costs of goods sold.
Revenue transactions associated with the sale of apparel, footwear, and accessories, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In the Company’s wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. The Company may also ship product directly from its supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In the Company’s direct to consumer channel, transfer of control takes place at the point of sale for brand and factory house customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. Payment is generally due at the time of sale for direct to consumer transactions.
Gift cards issued to customers by the Company are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. The Company also estimates and recognizes revenue for gift card balances not expected to ever be redeemed ("breakage") to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. Such estimates are based upon historical redemption trends, with breakage income recognized in proportion to the pattern of actual customer redemptions
Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually guaranteed minimum royalty amount. Payments are generally due quarterly. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized as revenue over the contractual period. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks.
Revenue from Connected Fitness subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and are recorded as contract liabilities in the Company's consolidated balance sheet. Related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. Revenue from Connected Fitness digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet. The Company reviews and refines these estimates on at least a quarterly basis. As of December 31, 2019 and 2018, there were $219.4 million and $301.4 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $61.1 million and $113.9 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the consolidated balance sheet.
Refer to Note 17 to the Consolidated Financial Statements for a further discussion of disaggregated revenues.
Contract Liability
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications, gift cards and royalty arrangements. Contract liabilities are included in other liabilities on the Company's consolidated balance sheet. As of December 31, 2019 and 2018, contract liability was $60.4 million and $55.0 million, respectively.
For the year ended December 31, 2019, the Company recognized $48.5 million of revenue that was previously included in contract liability as of December 31, 2018. For the year ended December 31, 2018, the Company recognized $41.1 million of revenue that was previously included in contract liability as of December 31, 2017. The change in the contract liability balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
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
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $578.9 million, $543.8 million and $565.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, prepaid advertising costs were $26.9 million and $20.8 million, respectively.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs, included within selling, general and administrative expenses, were $81.0 million, $91.8 million and $101.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Equity Method Investment

In April 2018, the Company invested ¥4.2 billion or $39.2 million in exchange for an additional 10% common stock ownership in Dome Corporation ("Dome"), the Company's Japanese licensee. This additional investment brought the Company's total investment in Dome's common stock to 29.5%, from 19.5%. The Company accounted for its investment in Dome under the equity method, given that it has the ability to exercise significant influence, but not control, over Dome. Investments under the equity method are required to be considered for impairment when events or circumstances suggest that the carrying amount may not be recoverable. If a qualitative assessment indicates that the Company's investment in Dome may be impaired, a quantitative assessment is performed. If the quantitative assessment indicates a decline in value that is determined to be other-than-temporary, an impairment charge would be recognized.
The Company performed a qualitative assessment of potential impairment indicators for its investment in Dome and determined that indicators of impairment exist. While there was no single event or factor, the Company considered Dome's future rate of growth and profitability and strategic objectives. The Company performed a valuation of its investment in Dome and determined that the fair value of its investment is less than its carrying value by $39.0 million. The Company determined this decline in value to be other-than-temporary considering the extent to which the market value of its investment is less than the carrying value, the amount of Dome's indebtedness maturing within a short-term period, and Dome's long-term financial forecast. As a result, the Company recorded a $39.0 million impairment of the Company's equity method investment in Dome in the fourth quarter of 2019, for the year ended, December 31, 2019. The impairment charge was recorded within income (loss) from equity method investment on the consolidated statements of operations and as a reduction to the invested balance within other long term assets on the consolidated balance sheets. The Company calculated fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that it expects the investment to generate in the future.
For the years ended December 31, 2019 and 2018, the Company recorded the allocable share of Dome’s net loss of $8.7 million and net income of $1.0 million, respectively, within income (loss) from equity method investment on the consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the consolidated balance sheets. As of December 31, 2019 and 2018, the carrying value of the Company's total investment in Dome was $5.1 million and $52.8 million, respectively.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $37.8 million and $35.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, respectively, the Company had $15.6 million and $13.1 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's consolidated balance sheet.
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
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the Company's Senior Notes was $587.5 million and $500.1 million as of December 31, 2019 and 2018. The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of the interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.

Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Boards ("FASB") issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating this guidance and anticipates adopting effective January 1, 2021. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance for leases and requires recognition of operating leases with lease terms of more than twelve months and all financing leases on the balance sheet. For these leases, companies record assets for the rights and liabilities for the obligations that are created by the leases. This ASU requires disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements. The Company adopted this ASU and related amendments on January 1, 2019, and has elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Accordingly, results for reporting periods as of

January 1, 2019 are presented under the new standard, while prior period results continue to be reported under the previous standard. As permitted, the Company (i) did not reassess whether existing contracts are or contain leases, (ii) carried forward the lease classification for any existing or expired leases, and (iii) did not reassess any initial direct costs for any existing leases and whether existing land easements and rights of way, which were not previously accounted for as leases, are leases. The Company did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date. The Company implemented a new lease accounting system in connection with the adoption of this ASU. The Company has operating lease right-of-use assets of $613.8 million and operating lease liabilities of $724.6 million on the Company's consolidated balance sheets upon the date of adoption, January 1, 2019. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of the leased assets. The adoption of Topic 842 had no material impact to the consolidated statements of operations, consolidated statements of comprehensive income, consolidated statement of shareholders' equity and consolidated statements of cash flows. Refer to Note 6 for a discussion of leases.

3. Restructuring and Impairment
As previously announced, in both 2017 and 2018, the Company's Board of Directors approved restructuring plans (the "2017 restructuring plan" and "2018 restructuring plan") designed to more closely align its financial resources with the critical priorities of the business and optimize operations. The Company recognized approximately $203.9 million of pre-tax charges in connection with the 2018 restructuring plan and approximately $129.1 million of pre-tax charges in connection with the 2017 restructuring plan, inclusive of $28.6 million of restructuring related goodwill impairment charges for the Company's Connected Fitness business. All restructuring charges under the plans were incurred by December 31, 2018.
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
The summary of the costs incurred during the years ended December 31, 2018 and 2017, in connection with the 2018 and 2017 restructuring plans, respectively, are as follows:

(In thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Costs recorded in cost of goods sold:
Inventory write-offs	$20,800	$5,077
Total cost recorded in cost of goods sold	20,800	5,077

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	12,146	30,677
Intangible asset impairment	—	12,054
Goodwill impairment	—	28,647
Employee related costs	9,949	14,572
Contract exit costs	114,126	12,029
Other restructuring costs	46,928	26,070
Total costs recorded in restructuring and impairment charges	183,149	124,049
Total restructuring, impairment and restructuring related costs	$203,949	$129,126

A summary of the activity in the restructuring reserve related to the Company's 2017 and 2018 Restructuring Plan is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2019	$8,532	$71,356	$4,876
Additions charged to expense	—	—	—
Cash payments charged against reserve	(5,732)	(21,914)	(4,794)
Reclassification to operating lease liabilities (1)	—	(30,572)	—
Changes in reserve estimate	(2,338)	(1,027)	(82)
Balance at December 31, 2019	$462	$17,843	$—
(1) Certain restructuring reserves have been reclassified to operating lease liabilities on the consolidated balance sheets in connection with the adoption of ASU 2016-02.

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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $1.6 million and $1.9 million as of December 31, 2019 and 2018, respectively.
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
As part of the Company's 2018 restructuring plan, the Company abandoned the use of several assets included within Property and equipment, resulting in an impairment charge of $12.1 million during the year ended December 31, 2018, reducing the carrying value of these assets to their estimated fair values.

Property and equipment consisted of the following:

	December 31,
(In thousands)	2019	2018
Leasehold and tenant improvements	$563,061	$446,330
Furniture, fixtures and displays	235,721	218,930
Buildings	52,184	48,230
Software	337,577	286,014
Office equipment	126,412	121,202
Plant equipment	144,844	138,867
Land	83,626	83,626
Construction in progress	54,771	136,916
Other	4,071	2,348
Subtotal property and equipment	1,602,267	1,482,463
Accumulated depreciation	(810,119)	(655,595)
Property and equipment, net	$792,148	$826,868
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $177.3 million, $173.4 million and $164.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Goodwill and Intangible Assets, Net
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2017	$318,455	$111,155	$81,323	$44,741	$—	$555,674
Effect of currency translation adjustment	(955)	(6,332)	(1,913)	20	—	$(9,180)
Balance as of December 31, 2018	317,500	104,823	79,410	44,761	—	546,494
Effect of currency translation adjustment	788	1,243	(242)	1,895	—	3,684
Balance as of December 31, 2019	$318,288	$106,066	$79,168	$46,656	$—	$550,178

As of December 31, 2019, the Company's goodwill had an aggregate carrying value of $550.2 million. The Company performed its annual impairment testing in the fourth quarter of 2019. As of the Company's annual impairment test, no impairment of goodwill was identified. The fair value of each reporting unit substantially exceeded its carrying value, with the exception of the Latin America reporting unit. The fair value of the Latin America reporting unit exceeded its carrying value by 19%. Holding all other assumptions used in the fair value measurement of the Latin America reporting unit constant, a reduction in the growth rate of revenue by 2.25 percentage points or a reduction in the growth rate of net income by 3.5 percentage points would eliminate the headroom. No events occurred during the period ended December 31, 2019 that indicated it was more likely than not that goodwill was impaired.

The following table summarizes the Company’s intangible assets as of the periods indicated:

		December 31, 2019				December 31, 2018
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Intangible assets subject to amortization:
User base	10	$48,227	$(23,316)	$—	$24,911	$48,326	$(18,456)	$—	$29,870
Technology	5-7	2,536	(965)	—	1,571	2,536	(386)	—	2,150
Customer relationships	2-3	—	—	—	—	9,851	(9,851)	—	—
Nutrition database	10	4,500	(2,156)	—	2,344	4,500	(1,706)	—	2,794
Lease-related intangible assets	1-15	5,152	(2,380)	—	2,772	6,114	(3,633)	—	2,481
Other	5-10	1,428	(1,154)	—	274	1,376	(1,128)	—	248
Total		$61,843	$(29,970)	$—	$31,871	$72,703	$(35,160)	$—	$37,543
Indefinite-lived intangible assets					4,474				4,250
Intangible assets, net					$36,345				$41,793
In connection with the Company's sale of its Brazil subsidiary, the Company sold certain indefinite-lived intangible assets in 2018, which resulted in a reduction to the net carrying amount of the Company's indefinite-lived intangible assets.
Amortization expense, which is included in selling, general and administrative expenses, was $6.1 million, $6.1 million and $8.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2019:

(In thousands)
2020	$6,870
2021	6,582
2022	6,332
2023	5,690
2024	5,341
2025 and thereafter	1,056
Amortization expense of intangible assets	$31,871

6. Leases
The Company enters into operating leases both domestically and internationally, to lease certain warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the year ended December 31, 2019.

As the rate implicit in the lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency for international leases.
Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the consolidated statements of operations in the period in which the obligation for those payments is incurred. Variable lease payments primarily consist of payments dependent on sales in brand and factory house stores. The Company has elected to combine lease and non-lease components in the determination of lease costs for its leases. The lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain to exercise those options.
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $166.4 million, including $12.9 million in variable lease payments, for the year ended December 31, 2019, under non-cancelable operating lease agreements.
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Weighted average remaining lease term (in years)	6.73
Weighted average discount rate	4.26%
Supplemental cash flow and other information related to leases was as follows:

(In thousands)	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$116,811
Leased assets obtained in exchange for new operating lease liabilities	$70,075
Maturities of lease liabilities are as follows:

(In thousands)
2020	$152,920
2021	136,219
2022	123,477
2023	109,053
2024	92,000
2025 and thereafter	209,492
Total lease payments	$823,161
Less: Interest	116,626
Total present value of lease liabilities	$706,535

As of December 31, 2019, the Company has additional operating lease obligations that have not yet commenced of approximately $350.2 million, which are not reflected in the table above. These relate to retail store lease obligations commencing in 2020, with lease terms up to 15 years, and primarily relate to a flagship store.
Supplemental Information for Comparative Periods
The following is a schedule of future minimum lease payments for non-cancelable real property and equipment operating leases as of December 31, 2018:

(In thousands)
2019	$142,648
2020	148,171
2021	154,440
2022	141,276
2023	128,027
2024 and thereafter	699,262
Total future minimum lease payments	$1,413,824
Included in selling, general and administrative expenses was rent expense of $152.7 million and $141.2 million for the years ended December 31, 2018 and 2017, respectively, under non-cancelable operating lease agreements. Included in these amounts was contingent rent expense of $14.2 million and $15.5 million for the years ended December 31, 2018 and 2017, respectively.

7. Credit Facility and Other Long Term Debt
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (the "credit agreement"), amending and restating the Company's prior credit agreement. The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.25 billion of borrowings, but no term loan borrowings, which were provided for under the prior credit agreement. As of December 31, 2019, there were no amounts outstanding under the revolving credit facility or the term loan. As of December 31, 2018, there were no amounts outstanding under the revolving credit facility and $136.3 million outstanding under the term loan.
At the Company's request and the lender's consent, revolving and or term loan borrowings may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $5.0 million of letters of credit outstanding as of December 31, 2019.
The credit agreement contains negative covenants that, subject to significant exceptions, limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, make restricted payments, pledge their assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. The Company is also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00 and is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of December 31, 2019, the Company was in compliance with these ratios. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the outstanding term loan was 3.2% during the year ended December 31, 2018. During the year ended December 31, 2019, there were no borrowings under the outstanding term loan. The weighted average interest rate under the revolving credit facility borrowings was 3.6% and 3.0% during the years ended December 31, 2019 and 2018, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2019, the commitment fee was 15 basis points. Since inception, the Company incurred and deferred $3.4 million in financing costs in connection with the credit agreement.

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
The following are the scheduled maturities of long term debt as of December 31, 2019:

(In thousands)
2020	$—
2021	—
2022	—
2023	—
2024	—
2025 and thereafter	600,000
Total scheduled maturities of long term debt	$600,000

Current maturities of long term debt	$—
Interest expense, net was $21.2 million, $33.6 million, and $34.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $2.4 million, $1.5 million, and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

8. Commitments and Contingencies
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2019, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2019 through the date of this report:

(In thousands)
2020	$131,297
2021	114,407
2022	105,255
2023	99,260
2024	87,536
2025 and thereafter	141,354
Total future minimum sponsorship and other payments	$679,109
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
In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “District Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On August 4, 2017, the lead plaintiff in the Consolidated Action, North East Scotland Pension Fund, joined by named plaintiff Bucks County Employees Retirement Fund, filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s then-Chief Executive Officer, Kevin Plank, and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017. The Amended Complaint also asserts claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016. The Securities Act claims are asserted against the Company, the Mr. Plank, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleges that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
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

In September 2019, plaintiffs filed an appeal in the United States Court of Appeals for the Fourth Circuit challenging the decisions by the District Court on September 19, 2018 and August 19, 2019 (the “Appeal”). The Appeal was fully briefed as of January 16, 2020. On November 18, 2019, before briefing on the Appeal was complete, the lead plaintiff filed in the District Court a motion for an indicative ruling under Federal Rule of Civil Procedure 62.1 (the “Rule 62.1 Motion”) seeking relief from the final judgment pursuant to Federal Rule of Civil Procedure 60(b). The Rule 62.1 Motion alleged that purported newly discovered evidence entitled the lead plaintiff to relief from the District Court’s final judgment. On January 22, 2020, the District Court granted the Rule 62.1 motion and indicated that it would grant a motion for relief from the final judgment and provide the lead plaintiff with the opportunity to file a third amended complaint if the Fourth Circuit remands for that purpose. The District Court further stated that it would, upon remand, consolidate the matter with Patel v. Under Armour, Inc. and Waronker v. Under Armour Inc., described below, and appoint the lead plaintiff of In re Under Armour Securities Litigation as the lead plaintiff over the consolidated cases.
The Company continues to believe that the claims are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of this matter.
Patel v. Under Armour, Inc. and Waronker v. Under Armour, Inc.
On November 6, 2019, a purported shareholder of the Company filed a securities case in the United States District Court for the District of Maryland against the Company and the Company’s then-Chief Executive Officer, Kevin Plank, Chief Financial Officer, David Bergman, and then-Chief Operating Officer, Patrik Frisk, as well as former Chief Financial Officer, Lawrence Molloy (captioned Patel v. Under Armour, Inc., No 1:19-cv-03209-RDB). The complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaint. The complaint claims that the defendants’ disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission since July 2017. The class period identified in the complaint is August 3, 2016 through November 1, 2019, inclusive.
On December 17, 2019, a purported shareholder of the Company filed a securities case in the United States District Court for the District of Maryland against the Company and Mr. Plank, Mr. Bergman and Mr. Frisk, as well as two former Chief Financial Officers of the Company (captioned Waronker v. Under Armour, Inc., No. 1:19-cv-03581-RDB). Like the Patel complaint, the Waronker complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaint. The complaint claims that the defendants’ disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission since July 2017. The class period identified in the complaint is September 16, 2015 through November 1, 2019, inclusive.
The Court has not consolidated these cases or appointed a lead plaintiff and the Company has no pending deadline to respond to the complaint in either of these actions. As described above, the Court indicated in a January 22, 2020 decision in the In re Under Armour Securities Litigation case that it anticipated consolidating that matter with these cases and appointing the lead plaintiff in In re Under Armour Securities Litigation as the lead plaintiff over the consolidated cases, in the event that the Fourth Circuit remands the In re Under Armour Securities Litigation case.
The Company believes that the claims are without merit and intends to defend the lawsuits vigorously. However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of these matters.
Olin Derivative Complaint
On December 26, 2019, Dale Olin, a purported shareholder of the Company, filed a shareholder derivative lawsuit in state court in Baltimore, Maryland, captioned Olin v. Under Armour, Inc., et al., No. 24-C-19-006850 (Md. Cir. Ct.). The complaint was brought against Mr. Plank, Mr. Bergman and Mr. Frisk, and certain other members of the Company’s Board of Directors and names the Company as a nominal defendant. The complaint alleges that the defendants breached their fiduciary duties between August 2016 and November 2019 by (i) failing to disclose or take appropriate action regarding alleged shifting of sales between quarterly periods to appear healthier, (ii) failing to “adhere to accepted accounting principles regarding revenue recognition, which resulted in materially false and misleading public statements by the Company,” (iii) failing to disclose that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission, and (iv) exposing the Company to the aforementioned investigations and to a securities fraud class action. The Company has not yet responded to the complaint. On February 5, 2020, the parties filed a joint motion for assignment of the action to the Business & Technology Case Management Program and a stipulation setting forth a deadline of March 12, 2020 for the Company to respond to the complaint.
Prior to the filing of the derivative complaint in Olin v. Under Armour, Inc., et al., the purported stockholder did not make a demand that the Company pursue claims similar to the claims asserted in the complaint.
The Company believes that the claims are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of this matter.
Sagamore Derivative Complaints
In April 2018, two purported stockholders filed separate stockholder derivative complaints in the United States District Court for the District of Maryland. These were brought against Mr. Plank and certain other members of the Company’s Board of Directors and name the Company as a nominal defendant. The complaints make allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore Development Company, LLC (“Sagamore”)), as well as other related party transactions.
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
On March 20, 2019, these cases were consolidated under the caption In re Under Armour, Inc. Shareholder Derivative Litigation and a lead plaintiff was appointed by the court. On May 1, 2019, the lead plaintiff filed a consolidated derivative complaint asserting that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other related party transactions and that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels to the Company. The consolidated complaint also asserts an unjust enrichment claim against Mr. Plank and Sagamore. It seeks damages on behalf of the Company and certain corporate governance related actions. The Company and the defendants filed a motion to dismiss the consolidated complaint on July 2, 2019, which was fully briefed as of October 17, 2019 and is currently pending.
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

The Andersen action was stayed between December 2018 and August 2019 pursuant to a court order. In September 2019, pursuant to an agreement between the parties, the court in the Andersen action entered an order staying that case pending the resolution of the Appeal in In re Under Armour Securities Litigation. On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the In re Under Armour Securities Litigation and the In re Under Armour, Inc. Shareholder Derivative Litigation matters.
Prior to the filing of the derivative complaints in In re Under Armour, Inc. Shareholder Derivative Litigation, Kenney v. Plank, et al., Luger v. Plank, et al., and Andersen v. Plank et al., each of the purported stockholders had sent the Company a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed each of these purported stockholders of that determination. The Company believes that the claims asserted in the derivative complaints are without merit and intends to defend these matters vigorously. However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of the outcome of these matters.
Data Incident
In 2018, an unauthorized third party acquired data associated with the Company's Connected Fitness users' accounts for the Company's MyFitnessPal application and website. The Company has faced consumer class action lawsuits associated with this incident and has received inquiries regarding the incident from certain government regulators and agencies. The Company does not currently consider these matters to be material and believes its insurance coverage will provide coverage should any significant expense arise.

9. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of shares at December 31, 2019 of 400.0 million shares and 34.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of shares at December 31, 2019 of 400.0 million shares and have a par value of $0.0003 1/3 per share. The terms of the Class C common stock are substantially identical to those of the Company's Class A common stock, except that the Class C common stock has no voting rights (except in limited circumstances), will automatically convert into Class A common stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C common stock and Class B common stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2019			December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 15)	—	(7,151)	—	—	19,531	—
Interest rate swap contracts (see Note 15)	—	—	—	—	1,567	—
TOLI policies held by the Rabbi Trust	—	6,543	—	—	5,328	—
Deferred Compensation Plan obligations	—	(10,839)	—	—	(6,958)	—
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
As of December 31, 2019 and 2018, the fair value of the Company's Senior Notes was $587.5 million and $500.1 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of December 31, 2019 and 2018. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).

11. Provision for Income Taxes
Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Income (loss) before income taxes
United States	$81,122	$(121,396)	$(131,475)
Foreign	128,720	53,608	121,166
Total	$209,842	$(67,788)	$(10,309)

The components of the income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$7,232	$(15,005)	$(46,931)
State	771	3,253	(8,336)
Foreign	21,952	34,975	34,005
	29,955	23,223	(21,262)
Deferred
Federal	12,750	(27,808)	51,447
State	25,508	(6,202)	12,080
Foreign	1,811	(9,765)	(4,314)
	40,069	(43,775)	59,213
Income tax expense (benefit)	$70,024	$(20,552)	$37,951

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2019		2018		2017
U.S. federal statutory income tax rate	$44,067	21.0%	$(14,235)	21.0%	$(3,608)	35.0%
State taxes, net of federal tax impact	4,620	2.2%	(6,715)	9.9%	(9,537)	92.5%
Unrecognized tax benefits	(2,031)	(1.0)%	(7,598)	11.2%	1,178	(11.4)%
Permanent tax benefits/nondeductible expenses	328	0.2%	5,609	(8.2)%	2,246	(21.8)%
Intercompany asset sale	—	—%	(18,834)	27.8%	—	—%
Goodwill impairment	—	—%	—	—%	8,522	(82.7)%
Foreign rate differential	(10,494)	(5.0)%	(12,294)	18.1%	(25,563)	248.0%
Valuation allowances	30,137	14.4%	33,058	(48.8)%	29,563	(286.8)%
Impacts related to Tax Act	—	—%	1,536	(2.3)%	38,833	(376.7)%
Other	3,397	1.6%	(1,079)	1.6%	(3,683)	35.7%
Effective income tax rate	$70,024	33.4%	$(20,552)	30.3%	$37,951	(368.2)%

The Company's income tax expense (benefit) for 2019, as compared to 2018, was higher primarily due to pre-tax income in 2019 compared to pre-tax losses in 2018, increases in valuation allowances recorded for certain U.S. state jurisdictions, and the one-time benefit in 2018 for an intercompany intangible asset sale. These increases were partially offset by a decrease in valuation allowances recorded for certain foreign jurisdictions in 2019 compared to 2018.

Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2019	2018
Deferred tax assets
Lease liability and deferred rent	140,673	17,555
Foreign net operating loss carry-forwards	31,524	23,164
Reserves and accrued liabilities	25,676	47,509
Tax basis inventory adjustment	25,620	20,165
U.S. state net operating loss carryforward	24,124	23,818
Allowance for doubtful accounts and sales return reserves	23,257	28,620
Intangible assets	20,041	21,886
Stock-based compensation	14,828	14,119
Foreign tax credit carry-forwards	11,807	10,274
State tax credits, net of federal impact	7,480	8,432
Inventory obsolescense reserves	6,589	8,529
Other	4,835	2,209
Total deferred tax assets	336,454	226,280
Less: valuation allowance	(101,997)	(72,710)
Total net deferred tax assets	234,457	153,570

Deferred tax liabilities
Right-of-use asset	(118,917)	—
Property, plant and equipment	(16,956)	(27,480)
Prepaid expenses	(15,862)	(11,058)
Other	(1,717)	(4,041)
Total deferred tax liabilities	(153,452)	(42,579)
Total deferred tax assets, net	$81,005	$110,991
All deferred tax assets and liabilities are classified as non-current on the consolidated balance sheets as of December 31, 2019 and December 31, 2018. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the current assumptions, judgments and estimates.
A significant portion of the Company’s deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets at December 31, 2019, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•2019 pre-tax income plus tax permanent differences and taxable income in the U.S. federal and certain state jurisdictions;
•Three year cumulative pre-tax income plus tax permanent differences in the U.S. federal jurisdiction;
•Forecasted future pre-tax income plus tax permanent differences in the U.S. federal and certain state jurisdictions;
•No history of U.S. federal and state tax attributes expiring unused;
•Restructuring plans undertaken in 2017, 2018, and being assessed for 2020, which aim to improve future profitability;
•Available prudent and feasible tax planning strategies may exist;
•Reversal of deferred tax liabilities and timing thereof.
Negative
•Three year cumulative pre-tax losses plus tax permanent differences in certain state jurisdictions;

•Forecasted year over year U.S. revenue declines in 2020 which decrease profitability in the U.S. federal and certain state jurisdictions;
•Restructuring plans undertaken in 2017, 2018, and being assessed for 2020, which result in significant one-time charges, which reduce profitability in the U.S. federal and certain state jurisdictions;
•Inherent challenges in forecasting future pre-tax earnings which rely, in part, on improved profitability from restructuring efforts;
•The continued challenges in the U.S. consumer retail business environment.

The Company believes that the weight of the positive evidence outweighs the negative evidence regarding the realization of its U.S. federal deferred tax assets. The Company will continue to evaluate its ability to realize these assets on a quarterly basis.
The Company believes the weight of the negative evidence outweighs the positive evidence regarding the realization of the majority of the state deferred tax assets, including state net operating loss carryforwards, state tax credit carryforwards, and certain other state deferred tax assets, and has recorded valuation allowances of $54.5 million against these state deferred tax assets.
As of December 31, 2019, the Company had $24.1 million in deferred tax assets associated with $383.6 million in state net operating loss carryforwards and $7.5 million in deferred tax assets associated with state tax credits, net of federal benefit, the majority of which are definite lived. Certain of the definite lived state net operating losses and state tax credits will begin to expire within 1 to 5 years, and the majority will begin to expire within 5 to 20 years.
As of December 31, 2019, the Company had $31.5 million in deferred tax assets associated with approximately $124.8 million in foreign net operating loss carryforwards and $11.8 million in deferred tax assets associated with foreign tax credit carryforwards. While the majority of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, with the majority to expire within 5 to 12 years. Additionally, as of December 31, 2019, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other foreign deferred tax assets and has recorded a valuation allowance of $47.5 million against these foreign deferred tax assets.
As of December 31, 2019, approximately $165.4 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $765.5 million. The Tax Act imposed U.S. federal tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. The Company will continue to permanently reinvest these earnings, as well as future earnings from our foreign subsidiaries, to fund international growth and operations. If the Company were to repatriate indefinitely reinvested foreign funds, the Company would still be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
As of December 31, 2019 and 2018, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $44.3 million and $60.0 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning of year	$55,855	$51,815	$64,359
Increases as a result of tax positions taken in a prior period	1,545	1,978	457
Decreases as a result of tax positions taken in a prior period	(11,005)	(1,600)	(40)
Increases as a result of tax positions taken during the current period	1,158	12,802	14,580
Decreases as a result of settlements during the current period	(6,359)	—	(13,885)
Reductions as a result of a lapse of statute of limitations during the current period	—	(9,140)	(13,656)
End of year	$41,194	$55,855	$51,815

As of December 31, 2019, $32.8 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of December 31, 2019, 2018 and 2017, the liability for unrecognized tax benefits included $3.1 million, $4.2 million, and $3.5 million, respectively, for the accrual of interest and penalties. For each of the years ended December 31, 2019, 2018 and 2017, the Company recorded $2.0 million, $1.9 million, and $1.6 million, respectively, for the accrual of interest and penalties in its consolidated statements of operations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for the years 2015 through 2017 and by the Chilean Internal Revenue Service for the years 2015 through 2018. The majority of the Company's other returns for years before 2016 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
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

12. Earnings per Share
The calculation of earnings per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings per share to diluted earnings per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Numerator
Net income (loss)	$92,139	$(46,302)	$(48,260)

Denominator
Weighted average common shares outstanding Class A, B and C	450,964	445,815	440,729
Effect of dilutive securities Class A, B and C	3,310	—	—
Weighted average common shares and dilutive securities outstanding Class A, B and C	454,274	445,815	440,729

Basic net income (loss) per share of Class A, B and C common stock	$0.20	$(0.10)	$(0.11)
Diluted net income (loss) per share of Class A, B and C common stock	$0.20	$(0.10)	$(0.11)
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, and restricted stock units representing 1.8 million, 3.3 million and 5.0 million shares of Class A and C common stock outstanding for the years ended December 31, 2019, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

13. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to five year period. The contractual term for stock options is generally 10 years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The

2005 Plan terminates in 2025. As of December 31, 2019, 9.0 million Class A shares and 27.4 million Class C shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $49.6 million, $41.8 million and $39.9 million, respectively. The related tax benefits were $9.1 million, $8.9 million, and $9.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the Company had $90.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.43 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of December 31, 2019. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2019, 2.7 million Class A shares and 2.5 million Class C shares are available for future purchases under the ESPP. During the years ended December 31, 2019, 2018 and 2017, 329.1 thousand, 393.8 thousand and 563.9 thousand Class C shares were purchased under the ESPP, respectively.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A or Class C Common Stock with the shares delivered six months following the termination of the director’s service.
Stock Options
The weighted average fair value of a stock option granted for the years ended December 31, 2019, 2018 and 2017 was $19.39, $15.41 and $19.04, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.5%	2.8%	2.1%
Average expected life in years	6.50	6.50	6.50
Expected volatility	41.0%	40.4%	39.6%
Expected dividend yield	—%	—%	—%

A summary of the Company’s stock options as of December 31, 2019, 2018 and 2017, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2019		2018		2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,732	$12.98	3,782	$12.71	4,265	$9.63
Granted, at fair market value	460	19.39	579	15.41	734	19.04
Exercised	(733)	3.41	(1,262)	5.53	(1,046)	3.72
Expired	—	—	—	—	—	—
Forfeited	(490)	19.04	(367)	35.55	(171)	17.59
Outstanding, end of year	1,969	$16.61	2,732	$12.98	3,782	$12.71
Options exercisable, end of year	913	$15.45	1,366	$7.70	2,512	$5.85
Included in the table above are 0.2 million and 0.3 million performance-based stock options awarded to the Company’s Executive Chairman and Brand Chief under the 2005 Plan during the years ended December 31, 2019 and 2018, respectively. The performance-based stock options awarded in 2019 and 2018 have weighted average fair values of $19.39 and $15.41, respectively, and have vesting that is tied to the achievement of certain combined annual operating income targets.
The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $12.4 million, $15.2 million and $16.3 million, respectively.
For the years ended December 31, 2019, 2018, and 2017 income tax benefits related to stock options exercised were $2.0 million, $3.0 million, and $5.8 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2019:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
1,969	$16.61	6.19	$9,379	913	$15.45	3.66	$7,725
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of December 31, 2019, 2018 and 2017, and changes during the years then ended is presented below:

	Year Ended December 31,
	2019		2018		2017
(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	8,284	$18.03	9,923	$24.41	6,771	$19.68
Granted	3,501	19.32	5,165	15.57	7,630	18.84
Forfeited	(2,760)	18.56	(4,745)	27.43	(2,290)	28.71
Vested	(2,364)	20.24	(2,059)	24.95	(2,188)	24.78
Outstanding, end of year	6,661	$18.02	8,284	$18.03	9,923	$24.41
Included in the table above are 0.6 million, 0.8 million and 1.9 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the years ended December 31, 2019, 2018 and 2017, respectively. The performance-based restricted stock units awarded in 2019, 2018 and 2017 have weighted average grant date fair values of $19.39, $15.60, and $18.76, respectively, and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets.

During the year ended December 31, 2019, the Company deemed the achievement of certain revenue and operating income targets improbable for the performance-based stock options and restricted stock units granted in 2019, and recorded a reversal of expense of $1.5 million for the three months ended December 31, 2019. During the year ended December 31, 2017, the Company deemed the achievement of certain revenue and operating income targets improbable for the performance-based stock options and restricted stock units granted in 2017, and recorded a reversal of expense of $4.2 million for the three months ended December 31, 2017.
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

14. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $7.5 million, $9.9 million and $7.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Shares of the Company’s Class A Common Stock and Class C common stock are not investment options in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2019 and 2018, the Deferred Compensation Plan obligations were $10.8 million and $7.0 million, respectively, and were included in other long term liabilities on the consolidated balance sheets.
The Company established the Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2019 and 2018, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $6.5 million and $5.3 million, respectively. These assets are consolidated and are included in other long term assets on the consolidated balance sheet. Refer to Note 10 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2019, the Company has hedge instruments, primarily for British Pound/ U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, Euro/U.S. Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Japanese Yen currency pairs. All derivatives are recognized on the consolidated balance sheets at fair value and classified based on the instrument’s maturity date.

(In thousands)	Balance Sheet Classification	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$4,040	$19,731
Foreign currency contracts	Other long term assets	24	—
Interest rate swap contracts	Other long term assets	—	1,567
Total derivative assets designated as hedging instruments		$4,064	$21,298

Foreign currency contracts	Other current liabilities	$8,772	$228
Foreign currency contracts	Other long term liabilities	2,443	—
Total derivative liabilities designated as hedging instruments		$11,215	$228

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$2,337	$1,097
Total derivative assets not designated as hedging instruments		$2,337	$1,097

Foreign currency contracts	Other current liabilities	$9,510	$2,307
Total derivative liabilities not designated as hedging instruments		$9,510	$2,307

The following table presents the amounts in the consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Year Ended December 31,
	2019		2018		2017
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$5,267,132	$18,789	$5,193,185	$(1,748)	$4,989,244	$2,469
Cost of goods sold	2,796,599	4,703	2,852,714	(1,279)	2,737,830	380
Interest expense, net	(21,240)	1,598	(33,568)	386	(34,538)	(920)
Other expense, net	(5,688)	871	(9,203)	1,537	(3,614)	(5,716)

The following tables present the amounts affecting the statements of comprehensive income (loss).

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	$21,908	$(3,550)	$24,363	$(6,005)
Interest rate swaps	954	67	1,598	(577)
Total designated as cash flow hedges	$22,862	$(3,483)	$25,961	$(6,582)

(In thousands)	Balance as of December 31, 2017	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	$(8,312)	$28,730	$(1,490)	$21,908
Interest rate swaps	438	902	386	954
Total designated as cash flow hedges	$(7,874)	$29,632	$(1,104)	$22,862

(In thousands)	Balance as of December 31, 2016	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2017
Derivatives designated as cash flow hedges
Foreign currency contracts	$15,524	$(26,703)	$(2,867)	$(8,312)
Interest rate swaps	(1,107)	625	(920)	438
Total designated as cash flow hedges	$14,417	$(26,078)	$(3,787)	$(7,874)

The following table presents the amounts in the consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Year ended December 31,
	2019		2018		2017
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other expense, net	$(5,688)	$(6,141)	$(9,203)	$(13,688)	$(3,614)	$129

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of December 31, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $879.8 million, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 for a discussion of long term debt. As of December 31, 2019, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the consolidated statements of operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of December 31, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $304.2 million.
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

16. Related Party Transactions
The Company has an operating lease agreement with an entity controlled by the Company’s Executive Chairman and Brand Chief to lease an aircraft for business purposes. The Company paid $2.0 million in lease payments to the entity for its use of the aircraft during each of the years ended December 31, 2019, 2018 and 2017. No amounts were payable to this related party as of December 31, 2019 and 2018. The Company determined the lease payments were at fair market lease rates.
In June 2016, the Company purchased parcels of land from an entity controlled by the Company's Executive Chairman and Brand Chief, to be utilized to expand the Company’s corporate headquarters to accommodate its growth needs. The purchase price for these parcels totaled $70.3 million. The Company determined that the purchase price for the land represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels, including costs related to the termination of a lease encumbering the parcels.
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of December 31, 2019.

17. Segment Data and Disaggregated Revenue
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
Segment Data
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure.

(In thousands)	Year Ended December 31,
	2019	2018	2017
Net revenues
North America	$3,658,353	$3,735,293	$3,801,056
EMEA	621,137	591,057	471,560
Asia-Pacific	636,343	557,431	430,972
Latin America	196,132	190,795	181,317
Connected Fitness	136,378	120,357	101,870
Corporate Other (1)	18,789	(1,748)	2,469
Total net revenues	$5,267,132	$5,193,185	$4,989,244
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.
Net revenues in the United States were $3,394.0 million, $3,464.0 million, and $3,626.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(In thousands)	Year Ended December 31,
	2019	2018	2017
Operating income (loss)
North America	$733,442	$718,195	$700,190
EMEA	53,739	30,388	26,042
Asia-Pacific	97,641	103,527	89,320
Latin America	(3,160)	(16,879)	(14,400)
Connected Fitness	17,140	5,948	(6,541)
Corporate Other	(662,032)	(866,196)	(766,768)
Total operating income (loss)	236,770	(25,017)	27,843
Interest expense, net	(21,240)	(33,568)	$(34,538)
Other income (expense), net	(5,688)	(9,203)	$(3,614)
Income (loss) before income taxes	$209,842	$(67,788)	$(10,309)
The operating income (loss) information for Corporate Other presented above includes the impact of all restructuring, impairment and restructuring related charges related to the Company's 2018 and 2017 restructuring plans. These unallocated charges are as follows:

(In thousands)	Year Ended December 31,
	2018	2017
Unallocated restructuring, impairment and restructuring related charges
North America related	$115,687	$56,103
EMEA related	34,699	1,855
Asia-Pacific related	1	112
Latin America related	27,107	13,903
Connected Fitness related	1,505	48,111
Corporate Other related	24,950	9,042
Total unallocated restructuring, impairment and restructuring related costs	$203,949	$129,126
There were no restructuring charges incurred during the year ended December 31, 2019.

Long-lived assets are primarily composed of Property and equipment, net and ROU assets. The Company's long-lived assets by geographic area were as follows:

(In thousands)	Year Ended December 31,
	2019	2018
Long-lived assets
United States	$1,051,089	$705,776
Canada	23,268	11,669
Total North America	1,074,357	717,445
Other foreign countries	309,722	109,423
Total long lived assets	$1,384,079	$826,868

Disaggregation of Revenue
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of net revenues and cash flows are affected by economic factors for the fiscal periods presented.
Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2019	2018	2017
Apparel	$3,470,285	$3,464,120	$3,284,652
Footwear	1,086,551	1,063,175	1,037,840
Accessories	416,354	422,496	445,838
Net Sales	4,973,190	4,949,791	4,768,330
License revenues	138,775	124,785	116,575
Connected Fitness	136,378	120,357	101,870
Corporate Other (1)	18,789	(1,748)	2,469
Total net revenues	$5,267,132	$5,193,185	$4,989,244
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.
Net revenues by distribution channel are as follows:

(In thousands)	Year Ended December 31,
	2019	2018	2017
Wholesale	$3,167,625	$3,141,983	$3,038,020
Direct to Consumer	1,805,565	1,807,808	1,730,310
Net Sales	4,973,190	4,949,791	4,768,330
License revenues	138,775	124,785	116,575
Connected Fitness	136,378	120,357	101,870
Corporate Other (1)	18,789	(1,748)	2,469
Total Net Revenues	$5,267,132	$5,193,185	$4,989,244
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

18. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2019
Net revenues	$1,204,722	$1,191,729	$1,429,456	$1,441,225	$5,267,132
Gross profit	544,787	554,321	689,898	681,527	2,470,533
Income (loss) from operations	35,259	(11,482)	138,920	74,073	236,770
Net income (loss)	$22,477	$(17,349)	$102,315	$(15,304)	$92,139
Basic net income (loss) per share of Class A, B and C common stock	$0.05	$(0.04)	$0.23	$(0.03)	$0.20
Diluted net income (loss) per share of Class A, B and C common stock	$0.05	$(0.04)	$0.23	$(0.03)	$0.20

2018
Net revenues	$1,185,370	$1,174,859	$1,442,976	$1,389,980	$5,193,185
Gross profit	523,453	526,584	665,207	625,227	2,340,471
Income (loss) from operations	(28,661)	(104,875)	118,966	(10,447)	(25,017)
Net income (loss)	$(30,242)	$(95,544)	$75,266	$4,218	$(46,302)
Basic net income (loss) per share of Class A, B and C common stock	$(0.07)	$(0.21)	$0.17	$0.01	$(0.10)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.07)	$(0.21)	$0.17	$0.01	$(0.10)

19. Subsequent Events
Acquisition
On February 20, 2020, the Company entered into an agreement to acquire Triple Pte. Ltd. ("Triple"), a distributor of the Company's products in Southeast Asia. The purchase price for the acquisition will be $30 million in cash, which will be adjusted to reflect that the acquisition will close on a debt free basis with Triple's transaction expenses borne by the sellers and subject to a working capital adjustment. In addition, the aggregate purchase price payable at the closing is subject to an upward adjustment to reflect the amount of net cash held by Triple at closing. The acquisition is currently expected to close during the first quarter of 2020, subject to the satisfaction of customary closing conditions. The acquisition is expected to be funded through cash on hand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, as stated in their report which appears herein.
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational in July 2017, in our North America, EMEA, and Connected Fitness operations. The second phase of this implementation became operational in April 2019 in China and South Korea. We believe the implementation of the systems and related changes to internal controls will enhance our internal controls over financial reporting. We also expect to continue to see enhancements to our global systems, which will then continue to strengthen our internal financial reporting controls by automating select manual processes and standardizing both business processes and relied upon reporting across our organization.
We are currently in the process of implementing FMS in our Latin America operations and expect it to become operational in 2020. As the phased implementation of this system continues, we will continue to experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. In addition, we believe that our robust assessment provides effective global coverage for key control activities that support our internal controls over financial reporting conclusion. While we expect FMS to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - Risks and uncertainties associated with the implementation of information systems may negatively impact our business."
During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements in connection with the adoption of ASU 2016-02 on January 1, 2019. We also implemented controls to support the new lease system and accounting under this ASU to monitor and maintain appropriate internal control over financial reporting.
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On February 26, 2020, the Board of Directors of the Company approved the appointment of Aditya Maheshwari as principal accounting officer of the Company, effective March 1, 2020. Mr. Maheshwari, age 46, joined the Company in December 2019 as Senior Vice President, Controller and Chief Accounting Officer, reporting directly to David Bergman, the Company's Chief Financial Officer (who currently serves as principal financial and principal accounting officer). Mr. Bergman will continue to serve as principal financial officer following Mr. Maheshwari's appointment. Prior to joining the Company, Mr. Maheshwari served as Senior Vice President and

Chief Accounting Officer of Open Text Corporation from February 2016 through November 2019. Prior to joining OpenText, Mr. Maheshwari was an Audit Partner in the Technology, Media and Telecommunications practice at KPMG LLP, Canada until February 2016. Mr. Maheshwari is a Chartered Professional Accountant (Ontario), Certified Public Accountant (Colorado) and Chartered Accountant (India). Mr. Maheshwari’s annual base salary is $330,000. In connection with his joining the Company, he received a one-time cash bonus payable in two installments. He also participates in the Company’s annual cash incentive plan and received an annual equity award in February 2020 commensurate with awards granted to other senior vice presidents of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2020 Proxy Statement, under the headings “NOMINEES FOR ELECTION AT THE ANNUAL MEETING,” “CORPORATE GOVERNANCE AND RELATED MATTERS: Audit Committee” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Information required by this Item regarding executive officers is included under “Executive Officers of the Registrant” in Part 1 of this Form 10-K.
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
The information required by this Item is incorporated by reference herein from the 2020 Proxy Statement under the headings “CORPORATE GOVERNANCE AND RELATED MATTERS: Compensation of Directors,” and “EXECUTIVE COMPENSATION.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2020 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS OF SHARES.” Also refer to Item 5 of this Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2020 Proxy Statement under the heading “TRANSACTIONS WITH RELATED PERSONS” and “CORPORATE GOVERNANCE AND RELATED MATTERS—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2020 Proxy Statement under the heading “INDEPENDENT AUDITORS.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to any Form 10-K of the Company below are to the Annual Report on Form 10-K for the related fiscal year. For example, references to the Company’s 2018 Form 10-K are to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016).
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Third Amended and Restated By-Laws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed October 17, 2019, as amended).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04
Terms of Settlement of In re: Under Armour Shareholder Litigation, Case No, 24-C-15-00324 (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form 8-A filed on March 21, 2016).

10.01	Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 8, 2019).
10.02	Under Armour, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 6, 2013).*
10.03	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s 2018 Form 10-K).*
10.04	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.04 of the Company’s 2016 Form 10-K).*

Exhibit No.
10.05	Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).*
10.06	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank.*
10.07	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s 2018 Form 10-K).*
10.08	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.09	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.14 of the Company's 2017 Form 10-K).*
10.10	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.07 of the Company’s 2016 Form 10-K).*
10.11	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.18 of the Company’s 2018 Form 10-K).*
10.12	Form of Performance-Based Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.21 of the Company’s 2018 Form 10-K).*
10.13	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company’s 2017 Form 10-K).*
10.14	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.19 of the Company’s 2017 Form 10-K).*
10.15	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives of the Company (incorporated by reference to Exhibit 10.11 of the Company’s 2016 Form 10-K).*
10.16	Under Armour, Inc. 2019 Non-Employee Director Compensation Plan (the “Director Compensation Plan”) (incorporated by reference to Exhibit 10.01 of the Company's Form 10-Q for the quarterly period ended March 31, 2019).
10.17	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006).*
10.18	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*
10.19	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*
10.20	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*
10.21	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2016).*
10.22	Amendment Three to the Director DSU Plan.*
10.23	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2018).*
10.24	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Paul Fipps and the Company (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2018).*
10.25	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).
10.26	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ PATRIK FRISK
Patrik Frisk
Chief Executive Officer and President
Dated: February 26, 2020
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PATRIK FRISK	Chief Executive Officer, President and Director (principal executive officer)
Patrik Frisk

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal accounting and financial officer)
David E. Bergman

/s/ KEVIN A. PLANK	Executive Chairman and Brand Chief
Kevin A. Plank

/s/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ MOHAMED A. EL-ERIAN	Director
Mohamed A. El-Erian

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ A.B. KRONGARD	Director
A.B. Krongard

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders

Dated: February 26, 2020

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2019	$22,224	$(4,066)	$(3,076)	$15,082
For the year ended December 31, 2018	19,712	23,534	(21,022)	22,224
For the year ended December 31, 2017	11,341	9,520	(1,149)	19,712
Sales returns and allowances
For the year ended December 31, 2019	$136,734	$180,124	$(218,206)	$98,652
For the year ended December 31, 2018	190,794	247,939	(301,999)	136,734
For the year ended December 31, 2017	121,286	285,474	(215,966)	190,794
Deferred tax asset valuation allowance
For the year ended December 31, 2019	$72,710	$31,926	$(2,639)	$101,997
For the year ended December 31, 2018	73,544	21,221	(22,055)	72,710
For the year ended December 31, 2017	37,969	40,282	(4,707)	73,544