Form 10-Q
period 2020-03-31
Under Armour, Inc.
filed 2020-05-11
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 30, 2020 there were 188,452,489 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 231,191,334 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$959,318	$788,072	$288,726
Accounts receivable, net	668,409	708,714	743,677
Inventories	940,236	892,258	875,252
Prepaid expenses and other current assets	300,044	313,165	299,053
Total current assets	2,868,007	2,702,209	2,206,708
Property and equipment, net	726,568	792,148	810,470
Operating lease right-of-use assets	583,418	591,931	590,984
Goodwill	485,672	550,178	548,735
Intangible assets, net	40,490	36,345	40,109
Deferred income taxes	39,576	82,379	114,705
Other long term assets	93,844	88,341	124,361
Total assets	$4,837,575	$4,843,531	$4,436,072
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$600,000	$—	$—
Accounts payable	417,397	618,194	377,401
Accrued expenses	267,115	374,694	268,187
Customer refund liabilities	208,172	219,424	270,612
Operating lease liabilities	129,758	125,900	107,250
Other current liabilities	69,060	83,797	70,562
Total current liabilities	1,691,502	1,422,009	1,094,012
Long term debt, net of current maturities	593,281	592,687	590,431
Operating lease liabilities, non-current	913,754	580,635	594,613
Other long term liabilities	88,858	98,113	107,209
Total liabilities	3,287,395	2,693,444	2,386,265
Commitments and contingencies (See Note 8)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2020, December 31, 2019 and March 31, 2019; 188,450,989 shares issued and outstanding as of March 31, 2020, 188,289,680 shares issued and outstanding as of December 31, 2019, and 187,979,934 shares issued and outstanding as of March 31, 2019.	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2020, December 31, 2019 and March 31, 2019.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2020, December 31, 2019 and March 31, 2019; 231,150,002 shares issued and outstanding as of March 31, 2020, 229,027,730 shares issued and outstanding as of December 31, 2019, and 228,488,635 shares issued and outstanding as of March 31, 2019.	77	76	76
Additional paid-in capital	985,831	973,717	931,352
Retained earnings	634,452	1,226,986	1,158,482
Accumulated other comprehensive loss	(70,253)	(50,765)	(40,176)
Total stockholders’ equity	1,550,180	2,150,087	2,049,807
Total liabilities and stockholders’ equity	$4,837,575	$4,843,531	$4,436,072
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net revenues	$930,240	$1,204,722
Cost of goods sold	499,256	659,935
Gross profit	430,984	544,787
Selling, general and administrative expenses	552,701	509,528
Restructuring and impairment charges	436,463	—
Income (loss) from operations	(558,180)	35,259
Interest expense, net	(5,960)	(4,238)
Other income (expense), net	1,534	(667)
Income (loss) before income taxes	(562,606)	30,354
Income tax expense	21,547	8,131
Income (loss) from equity method investments	(5,528)	254
Net income (loss)	$(589,681)	$22,477

Basic net income (loss) per share of Class A, B and C common stock	$(1.30)	$0.05
Diluted net income (loss) per share of Class A, B and C common stock	$(1.30)	$0.05

Weighted average common shares outstanding Class A, B and C common stock
Basic	452,871	449,749
Diluted	452,871	453,230
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(589,681)	$22,477
Other comprehensive income (loss):
Foreign currency translation adjustment	(47,679)	5,990
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $11,435 and $2,600 for the three months ended March 31, 2020 and 2019, respectively	32,545	(9,100)
Gain (loss) on intra-entity foreign currency transactions	(4,354)	1,921
Total other comprehensive income (loss)	(19,488)	(1,189)
Comprehensive income (loss)	$(609,169)	$21,288
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	187,710	62	34,450	11	226,422	75	916,628	1,139,082	(38,987)	$2,016,871
Exercise of stock options	154	—	—	—	178	—	846	—	—	$846
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(10)	—	—	—	(152)	—	—	(3,077)	—	$(3,077)
Issuance of Class A Common Stock, net of forfeitures	126	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,041	1	1,387	—	—	$1,388
Stock-based compensation expense	—	—	—	—	—	—	12,491	—	—	$12,491
Comprehensive income (loss)	—	—	—	—	—	—	—	22,477	(1,189)	$21,288
Balance as of March 31, 2019	187,980	62	34,450	11	228,489	76	931,352	1,158,482	(40,176)	$2,049,807

Balance as of December 31, 2019	188,290	62	34,450	11	229,028	76	973,717	1,226,986	(50,765)	$2,150,087
Exercise of stock options	143	—	—	—	131	—	484	—	—	$484
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(176)	—	—	(2,853)	—	$(2,853)
Issuance of Class A Common Stock, net of forfeitures	19	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,167	1	1,165	—	—	$1,166
Stock-based compensation expense	—	—	—	—	—	—	10,465	—	—	$10,465
Comprehensive loss	—	—	—	—	—	—	—	(589,681)	(19,488)	(609,169)
Balance as of March 31, 2020	188,451	62	34,450	11	231,150	77	985,831	634,452	(70,253)	$1,550,180
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(589,681)	$22,477
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	48,565	46,464
Unrealized foreign currency exchange rate gain (loss)	12,976	(1,725)
Loss on disposal of property and equipment	129	1,008
Impairment charges	437,517	—
Amortization of bond premium	63	63
Stock-based compensation	10,465	12,493
Deferred income taxes	23,253	(1,514)
Changes in reserves and allowances	10,130	(9,655)
Changes in operating assets and liabilities:
Accounts receivable	27,596	(87,042)
Inventories	(59,701)	156,880
Prepaid expenses and other assets	27,153	54,198
Other non-current assets	(336,357)	21,594
Accounts payable	(192,651)	(178,428)
Accrued expenses and other liabilities	226,315	(99,505)
Customer refund liability	(8,334)	(32,168)
Income taxes payable and receivable	(4,150)	5,071
Net cash used in operating activities	(366,712)	(89,789)
Cash flows from investing activities
Purchases of property and equipment	(31,498)	(35,911)
Purchases of other assets	—	—
Purchase of businesses	(37,343)	—
Net cash used in investing activities	(68,841)	(35,911)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	700,000	25,000
Payments on long term debt and revolving credit facility	(100,000)	(161,250)
Cash paid for hedge settlement	—	(1,566)
Employee taxes paid for shares withheld for income taxes	(2,732)	(3,077)
Proceeds from exercise of stock options and other stock issuances	1,649	2,232
Payments of debt financing costs	—	(3,024)
Other financing fees	35	50
Net cash provided by (used in) financing activities	598,952	(141,635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,761	(569)
Net increase in (decrease in) cash, cash equivalents and restricted cash	172,160	(267,904)
Cash, cash equivalents and restricted cash
Beginning of period	796,008	566,060
End of period	$968,168	$298,156

Non-cash investing and financing activities
Change in accrual for property and equipment	$(13,081)	$(8,979)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. These consolidated financial statements are presented in U.S. Dollars. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. The consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the “2019 Form 10-K”), which should be read in conjunction with these unaudited consolidated financial statements. The unaudited results for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other portions thereof.
On March 2, 2020, the Company acquired, on a cash free, debt free basis, 100% of Triple Pte. Ltd. ("Triple"), a distributor of the Company's products in Southeast Asia. The results of operations of this acquisition have been consolidated with those of the Company beginning on March 2, 2020. Refer to Note 4 for a discussion of the acquisition.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”. During this period, the Company is focused on protecting the health and safety of its teammates, athletes and consumers, working with its customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global pandemic, while managing the Company's business in response to a changing dynamic. The Company's business operations and financial performance for the three months ended March 31, 2020 were materially impacted by COVID-19. These impacts are discussed within these notes to the unaudited consolidated financial statements, including but not limited to discussions related to long-lived asset and goodwill impairment, long term debt, and income taxes.
Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was signed into law in the United States. The CARES Act includes modifications to income tax provisions, among other items. Refer to Note 12 for discussion of modifications to income tax provisions under the CARES Act. There were no other material impacts to the Company under the CARES Act for the three months ended March 31, 2020, however, the Company is continuing to evaluate the provisions of the CARES Act and how certain decisions may impact the Company's financial position, results of operations, and disclosures in future periods.
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

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$959,318	$788,072	$288,726
Restricted cash	8,850	7,936	9,430
Total Cash, cash equivalents and restricted cash	$968,168	$796,008	$298,156
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. None of the Company's customers accounted for more than 10% of accounts receivable as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, no customer accounted for more than 10% of the Company's net revenues. Given the current U.S. and global economic environment and impacts of COVID-19, the Company continuously evaluates the credit risk of the large wholesale customers which make up the majority of the Company's accounts receivable. Refer to the "Credit Losses - Allowance for Doubtful Accounts" for a discussion of the evaluation of credit losses.
Sale of Accounts Receivable
The Company has agreements with two financial institutions to sell selected accounts receivable on a recurring, non-recourse basis. Under each agreement, the Company may sell up to $140.0 million and $50.0 million, respectively, provided the accounts receivable of certain customers cannot be outstanding simultaneously with both institutions. Our abliity to utilize these agreements, however, may be limited by the credit ratings of our customers. Balances may remain outstanding at any point in time. The Company removes the sold accounts receivable from the unaudited consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institutions.
As of March 31, 2020, December 31, 2019 and March 31, 2019, no amounts remained outstanding under these agreements. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the consolidated statement of operations.
Credit Losses - Allowance for Doubtful Accounts
Credit losses are the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit losses primarily through customer receivables associated with the sales of product within the Company's wholesale, licensing and Connected Fitness channels. Credit is extended to customers based on a credit review. The credit review considers each customer’s financial condition, including review of the customers established credit rating or the Company's assessment of the customer’s creditworthiness based on their financial statements absent a credit rating, local industry practices, and business strategy. A credit limit and terms are established for each customer based on the outcome of this review. The Company actively monitors ongoing credit exposure through review of customer balances against terms and payments against due dates. To mitigate credit risk, the Company may require customers to provide security in the form of guarantees, letters of credit, or prepayment. The Company is also exposed to credit losses through credit card receivables associated with the sales of products within the Company's direct to consumer channel.
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company makes ongoing estimates relating to the collectibility of accounts receivable and records an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company establishes expected credit losses by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. These inputs are used to determine a range of expected credit losses and an allowance is recorded within the range. Accounts receivable are written off when there is no reasonable expectation of recovery.
As of March 31, 2020, and December 31, 2019, the allowance for doubtful accounts was $20.6 million and $15.1 million, respectively. The $5.5 million increase within the reserve is primarily due to the evaluation of certain customer account balances in connection with negative developments regarding their credit that represent a higher risk of credit default. Write-offs and recoveries reducing the reserve were not material for the quarter. The allowance for doubtful accounts was established with information available, including reasonable and supportable estimates of future risk, to the Company as of March 31, 2020. There may be further impacts due to COVID-19.

As of March 31, 2019, the allowance for doubtful accounts was $21.0 million.
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
Revenue transactions associated with the sale of apparel, footwear, and accessories, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct to consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In the Company’s wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. The Company may also ship product directly from its supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In the Company’s direct to consumer channel, transfer of control takes place at the point of sale for brand and factory house customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. The Company has provided extensions to standard payment terms for certain customers in connection with COVID-19. Payment is generally due at the time of sale for direct to consumer transactions.

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

Revenue from Connected Fitness subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in the Company's consolidated balance sheet. Related commission cost is included in selling, general and administrative expense in the consolidated statement of operations. Revenue from Connected Fitness digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.

The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the

Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet. The Company reviews and refines these estimates on at least a quarterly basis. As of March 31, 2020, December 31, 2019 and March 31, 2019, there were $208.2 million, $219.4 million and $270.6 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $63.3 million, $61.1 million and $91.8 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the unaudited consolidated balance sheet.
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses, on the Company's unaudited consolidated balance sheets. As of March 31, 2020, December 31, 2019, and March 31, 2019, contract liabilities were $58.5 million, $60.4 million and $55.6 million, respectively.
For the three months ended March 31, 2020, the Company recognized $20.3 million of revenue that was previously included in contract liabilities as of December 31, 2019. For the three months ended March 31, 2019, the Company recognized $19.2 million of revenue that was previously included in contract liabilities as of December 31, 2018. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $14.9 million and $21.7 million for the three months ended March 31, 2020 and 2019, respectively,
Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome.
The Company performed a qualitative assessment of potential impairment indicators for its investment in Dome and determined that indicators of impairment exist due to impacts from COVID-19. The Company performed a valuation of its investment in Dome and determined that the fair value of its investment is less than its carrying value by $3.7 million. The Company determined this decline in value to be other-than-temporary considering Dome's near and long-term financial forecast. As a result, the Company recorded a $3.7 million impairment of the Company's equity method investment in Dome for the three months ended March 31, 2020. The impairment charge was recorded within income (loss) from equity method investment on the unaudited consolidated statements of operations and as a reduction to the invested balance within other long term assets on the unaudited consolidated balance sheets. The Company calculated fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that it expects the investment to generate in the future.
For the three months ended March 31, 2020 and 2019, the Company recorded the allocable share of Dome’s net loss of $1.4 million and net income of $0.3 million, respectively, within income (loss) from equity method investment on the unaudited consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited consolidated balance sheets. As of March 31, 2020, there was no carrying value associated with the Company’s equity investment in Dome. As of March 31, 2019, the carrying value of the Company's equity investment in Dome was $53.1 million.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $6.7 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, December 31, 2019, and March 31, 2019, the Company had $7.0 million, $15.6 million, and $6.5 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited consolidated balance sheets.
On March 2, 2020, as part of the Company's acquisition of Triple, the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For the three months ended March 31, 2020, the Company recorded the allocable share of UA Sports Thailand’s net loss of $0.4 million within income (loss) from equity method investment on the unaudited consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited consolidated balance sheets. As of March 31, 2020, the carrying value of the Company’s total investment in UA Sports Thailand was $4.7 million. Refer to Note 4 for discussion of the acquisition.

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
Further, the full impact of COVID-19 cannot reasonably be estimated. The Company has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. The Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. As a result of these uncertainties, actual results could differ from those estimates and assumptions.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12 to simplify the accounting for income taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intraperiod tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and may be early adopted. The Company has elected to early adopt this standard as of January 1, 2020. The adoption of this ASU does not have a material impact on the unaudited consolidated financial statements or disclosures for the first quarter 2020. The aspect of this ASU which may have the most significant impact to the Company in future periods is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods that exceeds the anticipated tax benefit for the full year.
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions. The Company adopted this ASU on January 1, 2020 and there was no material impact to the consolidated financial statements as of the date of adoption. Results for reporting periods as of January 1, 2020 are presented under the new standard, while prior results continue to be reported under the previous standard.
3. Restructuring and Related Impairment Charges
On March 31, 2020, the Company's Board of Directors approved the previously announced restructuring plan ("2020 Restructuring") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation. This restructuring plan was developed prior to assessing the potential impacts of the COVID-19 pandemic on the Company’s business and the Company continues to evaluate what actions may be necessary related to the pandemic.

In connection with the restructuring plan, the Company expects to incur total estimated pre-tax restructuring and related charges in the range of $475 million to $525 million during 2020 primarily consisting of up to approximately:
•$175 million of cash restructuring charges, comprised of up to: $55 million in facility and lease termination costs, $25 million in employee severance and benefit costs, and $95 million in contract termination and other restructuring costs; and
•$350 million of non-cash charges comprised of an impairment of $290 million related to the Company’s New York City flagship store and $60 million of intangibles and other asset related impairments.
The Company recorded $301.1 million of restructuring and related impairment charges as of March 31, 2020, including the right of use asset ("ROU") impairment related to its New York City flagship store. The summary of the costs recorded during the three months ended March 31, 2020, as well as the Company's current estimates of the amount expected to be incurred during the remainder of 2020 in connection with the 2020 restructuring plan is as follows:

	Restructuring and Related Impairment Charges Recorded	Estimated Restructuring and Related Impairment Charges to be Incurred (1)
(In thousands)	Three Months Ended March 31, 2020	Nine Months Ending December 31, 2020	Year Ending December 31, 2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$11,000	$11,000
Total costs recorded in cost of goods sold	—	11,000	11,000

Costs recorded in restructuring and related impairment charges:
Property and equipment impairment	7,094	36,906	44,000
ROU asset impairment	290,813	—	290,813
Employee related costs	—	25,000	25,000
Contract exit costs	—	115,000	115,000
Other restructuring costs	3,182	35,818	39,000
Total costs recorded in restructuring and related impairment charges	301,089	212,724	513,813
Total restructuring and related impairment and restructuring related costs	$301,089	$223,724	$524,813
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during 2020 in connection with the restructuring plan.
All restructuring and related impairment charges are included in the Company's Corporate Other non-operating segment, of which $297.9 million are North America related for the three months ended March 31, 2020.
The lease for the Company's New York City flagship store commenced on March 1, 2020 and an operating lease ROU asset and corresponding operating lease liability of $344.8 million was recorded on the Company's unaudited consolidated balance sheet. As a part of the 2020 Restructuring, the Company made the strategic decision to forgo the opening of its New York City flagship store and the property is actively being marketed for sublease. The Company recognized a ROU asset impairment of $290.8 million for the three months ended March 31, 2020, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the unaudited consolidated statements of operations.
These charges require the Company to make certain judgements and estimates regarding the amount and timing of restructuring and related impairment charges or recoveries. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.
A summary of the activity in the restructuring reserve related to the Company's 2020, 2018 and 2017 restructuring plans is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2020	$462	$17,843	$—
Additions charged to expense	—	—	3,182
Cash payments charged against reserve	—	(240)	—
Changes in reserve estimate	—	—	—
Balance at March 31, 2020	$462	$17,603	$3,182

4. Acquisition
On March 2, 2020, the Company acquired, on a cash free, debt free basis, 100% of Triple Pte. Ltd. ("Triple"), a distributor of the Company's products in Southeast Asia. The purchase price for the acquisition was $32.9 million in cash, net of $8.9 million of cash acquired that was held by Triple at closing and settlement of $5.1 million in pre-existing trade receivables due from Triple prior to the acquisition. The results of operations of this acquisition have been consolidated with those of the Company beginning on March 2, 2020.
The Company recognized $0.7 million in acquisition related costs that were expensed during the three months ended March 31, 2020. These costs are included in selling, general and administrative expenses within the unaudited consolidated statement of operations. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

5. Long-Lived Asset and Goodwill Impairment
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2020. Accordingly, the Company performed an undiscounted cash flow analyses on it's long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company estimates the fair values of these long-lived assets based on their discounted cash flows or market rent assessments. The Company compared these estimated fair values to the net carrying values. As a result, the Company recognized $83.8 million of long-lived asset impairment charges for the three months ended March 31, 2020. The long-lived impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the related asset balances on the unaudited consolidated balance sheets. The long-lived asset impairment charges are included within the Company's operating segments as follows: $43.4 million recorded in North America, $25.5 million recorded in Asia-Pacific, $12.8 million recorded in Latin America, and $2.1 million recorded in EMEA for the three months ended March 31, 2020.
The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions.
Additionally, the Company recognized $290.8 million of long-lived asset impairment charges related to the Company's New York City flagship store, which was recorded in connection with the Company's 2020 Restructuring Plan. Refer to Note 3 for further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. The Company performed discounted cash flow analyses and determined that the estimated fair values of the Latin America reporting unit and the Canada reporting unit, within the North America operating segment, no longer exceeded its carrying value, resulting in an impairment of goodwill. The Company recognized goodwill impairment charges of $51.6 million for these reporting units for the three months ended March 31, 2020. The goodwill impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the goodwill balance within goodwill on the unaudited consolidated balance sheets.
The determination of the Company’s reporting units' fair value includes assumptions that are subject to various risks and uncertainties. The significant estimates, all of which are considered Level 3 inputs, used in the discounted cash flow analyses include: the Company’s weighted average cost of capital, adjusted for the risk attributable to the geographic regions of the reporting unit's business, long-term rate of growth and profitability of the reporting unit's business, working capital effects, and changes in market conditions, consumer trends or strategy.
The fair value of each of the Company's other reporting units substantially exceeded its carrying value with the exception of the EMEA reporting unit. The fair value of the EMEA reporting unit exceeded its carrying value by 16%. Holding all other assumptions used in the fair value measurement of the EMEA reporting unit constant, a reduction in the growth rate of revenue by 1.5 percentage points or a reduction in the growth rate of net income by 2.3 percentage points would eliminate the headroom. No events occurred during the period ended March 31, 2020 that indicated it was more likely than not that goodwill was impaired for this reporting unit.
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2019	318,288	106,066	79,168	46,656	—	550,178
Effect of currency translation adjustment	(1,573)	(4,354)	3,422	(10,426)	—	(12,931)
Impairment	(15,345)	—	—	(36,230)	—	(51,575)
Balance as of March 31, 2020	$301,370	$101,712	$82,590	$—	$—	$485,672

6. Leases
The Company enters into operating leases both domestically and internationally, to lease certain warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the quarter ended March 31, 2020.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $37.9 million and $37.1 million for the three months ended March 31, 2020 and 2019, respectively, including $2.0 million and $2.2 million in variable lease payments, for the three months ended March 31, 2020 and 2019, respectively, under non-cancelable operating lease agreements.

There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Weighted average remaining lease term (in years)	9.64	7.35
Weighted average discount rate	3.99	4.30
Supplemental cash flow and other information related to leases was as follows:

(In thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$36,547	$17,563
Leased assets obtained in exchange for new operating lease liabilities	$72,963	$3,344
Maturities of lease liabilities are as follows:

(In thousands)
2020	$125,108
2021	169,446
2022	157,176
2023	138,031
2024	121,336
2025 and thereafter	560,783
Total lease payments	$1,271,880
Less: Interest	228,368
Total present value of lease liabilities (1)	$1,043,512
(1) Amounts above reflect lease liabilities associated with the Company's New York City flagship store lease, which commenced on March 1, 2020. However, refer to Note 3 for discussion of the impairment of the associated ROU lease asset.
As of March 31, 2020, the Company has additional operating lease obligations that have not yet commenced of approximately $9.2 million which are not reflected in the table above.

7. Long Term Debt
Credit Facility
In March 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (the "credit agreement"), amending and restating the Company's prior credit agreement. The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.25 billion of borrowings, but no term loan borrowings, which were provided for under the prior credit agreement. During the three months ended March 31, 2020, the Company borrowed up to $700 million under the credit agreement as a precautionary measure in order to increase its cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 outbreak. As of March 31, 2020, there was $600 million outstanding under the revolving credit facility. As of March 31, 2019, there were no amounts outstanding under the revolving credit facility. In April 2020, the Company borrowed an additional $100 million under the revolving credit facility.
At the Company's request and the lender's consent, commitments under the credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.

Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $5.0 million, $5.0 million and $4.6 million of letters of credit outstanding as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
The credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions, as well as financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios. As of March 31, 2020, the Company was in compliance with these ratios. The Company is in the final stages of amending it's credit agreement, which the Company expects to execute after the filing of this Quarterly Report on Form 10-Q. The Company expects this amendment to provide relief under our financial covenants for specified future periods and provide the Company with better access to liquidity during those periods. However, based on the potential impact of the COVID-19 pandemic, in the unlikely event that the Company is unable to amend its credit agreement, then in future quarters the Company would need to repay the amounts already borrowed under our credit agreement, and would not be able to access additional borrowings under that agreement. In that event, the Company would need to take actions to further reduce its expenditures, including reductions to discretionary spending and changes to investment strategies, negotiating payment terms with its customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing expenditures. In addition the Company would seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures.
In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 3.2% and 3.6% during the three months ended March 31, 2020 and 2019, respectively. The Company pays a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2020, the commitment fee was 15.0 basis points. The Company incurred and deferred $3.4 million in financing costs in connection with the credit agreement.
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
Interest Expense
Interest expense, net, was $6.0 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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
Olin Derivative Complaint
On December 26, 2019, Dale Olin, a purported shareholder of the Company, filed a shareholder derivative lawsuit in state court in Baltimore, Maryland, captioned Olin v. Under Armour, Inc., et al., No. 24-C-19-006850 (Md. Cir. Ct.). The complaint was brought against Mr. Plank, Mr. Bergman and Mr. Frisk, and certain other members of the Company’s Board of Directors and names the Company as a nominal defendant. The complaint alleged that the defendants breached their fiduciary duties between August 2016 and November 2019 by (i) failing to disclose or take appropriate action regarding alleged shifting of sales between quarterly periods to appear healthier, (ii) failing to “adhere to accepted accounting principles regarding revenue recognition, which resulted in materially false and misleading public statements by the Company,” (iii) failing to disclose that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission, and (iv) exposing the Company to the aforementioned investigations and to a securities fraud class action. Prior to the filing of the derivative complaint in Olin v. Under Armour, Inc., et al., the purported stockholder did not make a demand that the Company pursue claims similar to the claims asserted in the complaint.
The Company and the defendants filed a motion to dismiss the complaint in the Olin action on March 12, 2020. On March 30, 2020, the plaintiff filed a notice of voluntary dismissal with the court, dismissing its complaint without prejudice.
Sagamore Derivative Complaints
In April 2018, two purported stockholders filed separate stockholder derivative complaints in the United States District Court for the District of Maryland. These were brought against Mr. Plank and certain other members of the Company’s Board of Directors and named the Company as a nominal defendant. The complaints made allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore Development Company, LLC (“Sagamore”)), as well as other related party transactions.
Prior to the filing of these derivative complaints, each of the purported stockholders had sent the Company’s Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed each of these purported stockholders of that determination.
Sagamore purchased the parcels in 2014. Its total investment in the parcels was approximately $72.0 million, which included the initial $35.0 million purchase price for the property, an additional $30.6 million to terminate a lease encumbering the property and approximately $6.4 million of development costs. As previously disclosed, in June 2016, the Company purchased the unencumbered parcels for $70.3 million in order to further expand the Company’s corporate headquarters to accommodate its growth needs. The Company negotiated a purchase price for the parcels that it determined represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels. In connection with its evaluation of the potential purchase, the Company engaged an independent third-party to appraise the fair market value of the parcels, and the Audit Committee of the Company’s Board of Directors engaged its own independent appraisal firm to assess the parcels. The Audit Committee determined that the terms of the purchase were reasonable and fair, and the transaction was approved by the Audit Committee in accordance with the Company’s policy on transactions with related persons.
On March 20, 2019, these cases were consolidated under the caption In re Under Armour, Inc. Shareholder Derivative Litigation and a lead plaintiff was appointed by the court. On May 1, 2019, the lead plaintiff filed a consolidated derivative complaint asserting that Mr. Plank and the director defendants breached their fiduciary duties in connection with the purchase of the parcels and other related party transactions and that Sagamore aided and abetted the alleged breaches of fiduciary duty by the other defendants in connection with Sagamore’s alleged role in the sale of the parcels to the Company. The consolidated complaint also asserted an unjust enrichment claim against Mr. Plank and Sagamore. It sought damages on behalf of the Company and certain corporate governance related actions.
The Company and the defendants filed a motion to dismiss the consolidated complaint on July 2, 2019. On March 30, 2020, the court granted the motion and dismissed the consolidated complaint in its entirety.
Disclosure-related Derivative Complaints
In June and July 2018, three purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively), and those cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). The operative complaints in these cases name Mr. Plank, certain other members of the Company’s Board of Directors and certain former Company executives as defendants, and name the Company as a nominal defendant. The operative complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products and stock sales by certain individual defendants. The operative complaints in each of these cases assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. The operative complaint in the Kenney matter also makes allegations similar to those in the consolidated complaint in the In re Under Armour, Inc. Shareholder Derivative Litigation matter discussed above regarding the Company’s purchase of parcels from entities controlled by Mr. Plank through Sagamore and asserts a claim of corporate waste against the individual defendants. These complaints seek similar remedies to the remedies sought in the In re Under Armour, Inc. Shareholder Derivative Litigation complaint.
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
Prior to the filing of the derivative complaints in Kenney v. Plank, et al., Luger v. Plank, et al., and Andersen v. Plank et al., each of the purported stockholders had sent the Company’s Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed each of these purported stockholders of that determination.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets (liabilities) measured at fair value on a recurring basis are set forth in the table below:

	March 31, 2020			December 31, 2019			March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 11)	$—	$35,971	$—	$—	$(7,151)	$—	$—	$9,385	$—
TOLI policies held by the Rabbi Trust	—	5,471	—	—	6,543	—	—	5,877	—
Deferred Compensation Plan obligations	—	(10,443)	—	—	(10,839)	—	—	(9,598)	—
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
As of March 31, 2020, December 31, 2019, and March 31, 2019, the fair value of the Company's Senior Notes was $551.5 million, $587.5 million and $548.2 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of March 31, 2020, December 31, 2019 and March 31, 2019. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10. Stock Based Compensation
Performance-Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. The Company did not grant any performance-based restricted stock units or stock options during the three months ended March 31, 2020. During 2019, the Company granted performance-based restricted stock units or stock options with vesting conditions tied to the achievement of revenue and operating income targets for 2019 and 2020. As of March 31, 2020, the Company deemed the achievement of these revenue and operating income targets improbable. As such the Company recorded a reversal of $2.9 million of expense for the performance-based restricted stock units and stock options during the three months ended March 31, 2020.

11. Risk Management and Derivatives
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2020, the Company has hedge instruments, primarily for U.S. Dollar/Chinese Renminbi, British Pound/U.S. Dollar, U.S. Dollar/Canadian Dollar, Euro/U.S. Dollar, U.S. Dollar/Japanese Yen, and U.S. Dollar/Mexican Peso currency pairs. All derivatives are recognized on the unaudited consolidated balance sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments within the unaudited consolidated balance sheets. Refer to Note 9 for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	March 31, 2020	December 31, 2019	March 31, 2019
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$35,087	$4,040	$10,185
Foreign currency contracts	Other long term assets	4,791	24	273
Interest rate swap contracts	Other long term assets	—	—	—
Total derivative assets designated as hedging instruments		$39,878	$4,064	$10,458

Foreign currency contracts	Other current liabilities	$789	$8,772	$1,973
Foreign currency contracts	Other long term liabilities	—	$2,443	$307
Total derivative liabilities designated as hedging instruments		$789	$11,215	$2,280

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$8,582	$2,337	$4,611
Total derivative assets not designated as hedging instruments		$8,582	$2,337	$4,611

Foreign currency contracts	Other current liabilities	$1,740	$9,510	$840
Total derivative liabilities not designated as hedging instruments		$1,740	$9,510	$840

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended March 31,
	2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$930,240	$1,788	$1,204,722	$3,792
Cost of goods sold	499,256	1,117	659,935	740
Interest expense, net	(5,960)	(9)	(4,238)	1,625
Other income (expense), net	1,534	21	(667)	640

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	(6,005)	46,876	2,905	37,965
Interest rate swaps	(577)	—	(9)	(568)
Total designated as cash flow hedges	$(6,582)	$46,876	$2,896	$37,397

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	21,908	(4,971)	5,172	11,766
Interest rate swaps	954	68	1,625	(604)
Total designated as cash flow hedges	$22,862	$(4,903)	$6,797	$11,162

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended March 31,
	2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$1,534	$(2,826)	$(667)	$(449)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2020, December 31, 2019 and March 31, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $681.5 million, $879.8 million and $507.6 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 for a discussion of long term debt. As of March 31, 2020, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the unaudited consolidated statements of operations in the same manner as the underlying exposure.
The Company evaluated the probability of certain hedged forecasted transactions and determined certain transactions, against which hedges were designated, were no longer probable of occurring by the end of the originally specified time period, as a result of the impacts of COVID-19. The amounts recorded in other income (expense), previously recorded in accumulated other comprehensive income, as a result of the discontinuance of cash flow hedges was not material for the three months ended March 31, 2020.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2020, December 31, 2019 and March 31, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $303.0 million, $304.2 million and $497.4 million, respectively.
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

12. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were (3.8)% and 26.8% for the three months ended March 31, 2020 and 2019, respectively. The change in the Company's effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period. The effective tax rate for the three months ended March 31, 2020 includes the impact of recording valuation allowances against the majority of incurred and forecasted 2020 losses in the United States, against all 2020 losses incurred and forecasted in China, and discrete items, including the recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China.
Cares Act
On March 27, 2020 the United States enacted the CARES Act to combat the negative economic impact of the COVID-19 pandemic. The CARES Act includes several provisions aimed at assisting corporate taxpayers, including the allowance of a five-year carryback for net operating losses originating in the 2018, 2019, and 2020 tax years; removal of the taxable income limitation on net operating loss utilization for tax years before 2021; loosening of the interest deduction limitation in the 2019 and 2020 tax years; and correcting the drafting error from the Tax Cuts and Jobs Act related to the tax life for qualified improvement property.
In addition, the Company’s effective tax rate for the three months ended March 31, 2020 includes the income tax accounting impacts of the CARES Act. More specifically, the effective tax rate includes a benefit for the portion of forecasted 2020 net operating losses in the United States federal jurisdiction able to be carried back to offset taxable income in the five-year carryback period. This benefit partially offsets the impact of recording valuation allowances against the majority of the Company’s deferred tax assets in the United States federal jurisdiction.
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
As noted in the Company's Annual Report on Form 10-K, a significant portion of the Company's deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of December 31, 2019 the Company believed the weight of the positive evidence outweighed the negative evidence regarding the realization of the Company's United States federal deferred tax assets and no valuation allowance was recorded. However, the weight of the negative evidence outweighed the positive evidence regarding the realization of the majority of the Company's United States state deferred tax assets and a valuation allowance was recorded.
Based on developments during the first quarter of 2020, including the negative economic impact of the COVID-19 pandemic and an increase in the range of pre-tax charges forecasted to be incurred in connection with the 2020 Restructuring Plan, the Company no longer believes it is more likely than not that a majority of the Company's U.S. federal deferred tax assets will be realized. As such, we have recorded a valuation allowance on the portion which are not forecasted to be utilized with the 2020 net operating loss carryback. Additionally, based on similar factors, the Company no longer believes it is more likely than not that the China deferred tax assets will be realized and therefore, we have recorded a valuation allowance on these deferred tax assets. We will continue to evaluate the Company's ability to realize the deferred tax assets on a quarterly basis.

13. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Numerator
Net income (loss)	$(589,681)	$22,477
Denominator
Weighted average common shares outstanding Class A, B and C	452,871	449,749
Effect of dilutive securities Class A, B, and C	—	3,481
Weighted average common shares and dilutive securities outstanding Class A, B, and C	452,871	453,230

Basic net income (loss) per share of Class A, B and C common stock	$(1.30)	$0.05
Diluted net income (loss) per share of Class A, B and C common stock	$(1.30)	$0.05

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Due to the Company being in a net loss position for the three months ended March 31, 2020, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive. Stock options and restricted stock units representing 4.1 million shares of Class A and C common stock outstanding for the three months ended March 31, 2019 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

14. Segment Data and Disaggregated Revenue
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
The Company excludes certain corporate costs from its segment profitability measures. The Company reports costs within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing, costs related to the Company’s headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net revenues
North America	$608,980	$843,249
EMEA	137,904	134,104
Asia-Pacific	95,686	144,285
Latin America	53,088	49,188
Connected Fitness	32,794	30,104
Corporate Other (1)	1,788	3,792
Total net revenues	$930,240	$1,204,722
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating income (loss)
North America	$(3,773)	$160,273
EMEA	3,704	12,218
Asia-Pacific	(36,841)	19,803
Latin America	(48,184)	(359)
Connected Fitness	3,700	1,069
Corporate Other	(476,786)	(157,745)
Total operating income (loss)	(558,180)	35,259
Interest expense, net	(5,960)	(4,238)
Other income (expense), net	1,534	(667)
Income (loss) before income taxes	$(562,606)	$30,354

Net revenues by product category are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Apparel	$598,287	$774,630
Footwear	209,688	292,547
Accessories	67,748	81,992
Net Sales	875,723	1,149,169
License revenues	19,935	21,657
Connected Fitness	32,794	30,104
Corporate Other (1)	1,788	3,792
Total net revenues	$930,240	$1,204,722
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

Net revenues by distribution channel are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Wholesale	$591,772	$817,931
Direct to Consumer	283,951	331,238
Net Sales	875,723	1,149,169
License revenues	19,935	21,657
Connected Fitness	32,794	30,104
Corporate Other (1)	1,788	3,792
Total net revenues	$930,240	$1,204,722
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations, our plans to reduce our operating expenses, anticipated charges and restructuring costs, the timing of these measures and projected savings related to our restructuring plans, the potential amendment to our credit agreement, including the timing of the amendment and related impact on our liquidity, the development and introduction of new products, the implementation of our marketing and branding strategies, the impact of our investment in our equity method investments on our results of operations, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•the impact of the COVID-19 pandemic on our industry and our business, financial condition and results of operations;
•changes in general economic or market conditions that could affect overall consumer spending or our industry;
•changes to the financial health of our customers;
•loss of key suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;
•our ability to raise capital and financing required to manage our business on terms acceptable to us;
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

Overview
We are a leading developer, marketer and distributor of branded athletic performance apparel, footwear and accessories. We create products engineered to solve problems and make athletes lives better, as well as digital health and fitness apps built to connect people and drive performance. Our products are made, sold and worn worldwide.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.
During this period, Under Armour is focused on protecting the health and safety of our teammates, athletes and consumers, working with our customers and suppliers to minimize potential disruptions and supporting our community to address challenges posed by the global pandemic, while managing our business in response to a changing dynamic. To that end, during the first quarter of 2020, we took action to close substantially all of our brand and factory house stores based on regional conditions. Specifically, our owned and partner doors in China were closed from late-January through early-March, when a slowly progressive re-opening process started, and beginning in mid-March we closed all of our stores in our North America, EMEA and Latin America operating segments. Stores in the remainder of our APAC operating segment have also been closed from time to time based on regional conditions. Many of our wholesale customers have also closed their stores or are operating at limited capacity, which has delayed the purchase of additional products from us or resulted in cancelled orders. Stores in certain of our international regions have begun to reopen, however, they continue to experience decreased traffic. For the fiscal year ended December 31, 2019, 69% of our net revenues were earned in our North America segment. In addition, while our global e-commerce business remains operational, sales in this channel have historically represented a small percentage of our total revenue. For example, in 2019 sales through our direct to consumer channel represented 34% of net revenues, with our e-commerce business representing less than half of the total direct to consumer business. In 2019, our wholesale channel represented 60% of net revenues.
Our business operations and financial performance for the three months ended March 31, 2020 were materially impacted by the developments discussed above, including decreases in net revenue and decreases in overall profitability for the three months ended March 31, 2020 as compared to the prior year. These developments have further required us to recognize certain long-lived asset and goodwill impairment charges, discussed in further detail below, and record valuation allowances on the majority of our deferred tax assets.
In addition to the impacts on our sales outlined above, this pandemic has also impacted the operations of our distribution centers, our third-party logistics providers and our manufacturing and supplier partners, including through the closure or reduced capacity of facilities and operational changes to accommodate social distancing. In addition, as the pandemic progresses, throughout our supply chain we may face further disruptions or increased operational and logistics costs.
As we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. We are currently in the final stages of amending our credit agreement, which we expect to execute after the filing of this Quarterly Report on Form 10-Q. Additional actions include, among others, reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing expenditures. We are also currently evaluating benefits that may be available to us under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and similar legislation in foreign jurisdictions.
We do expect the pandemic to have a material impact on our financial condition, results of operations and cash flows from operations in future periods. Further, we could experience material impacts, in addition to those noted above, including, but not limited to, revised payment terms with certain wholesale customers, increased sales-related reserves, charges from adjustments of the carrying amount of inventory, increased cost of product, costs to alter production plans, revised lease terms with landlords, changes in the designation of our hedging instruments, and volatility in our effective tax rate. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. Given that the current circumstances are dynamic and highly uncertain, we cannot reasonably estimate the pace and timing of store openings, and traffic patterns when the stores re-open, and the impact on overall consumer demand. For a more complete discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A.

Quarterly Results
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
Financial highlights for the three months ended March 31, 2020 as compared to the prior year period include:
•Net revenues decreased 22.8%.
•Wholesale and direct-to-consumer revenue decreased 27.7% and 14.3%, respectively.
•Apparel, footwear and accessories revenue decreased 22.8%, 28.3% and 17.4%, respectively.
•Revenue in our North America and Asia-Pacific segments decreased 27.8% and 33.7%, respectively, while revenue in our Latin America and EMEA segments increased 7.9% and 2.8%, respectively.
•Gross margin increased 110 basis points.
•Selling, general and administrative expense increased 8.5%.
•Restructuring and impairment charges were $436.5 million, comprised of $301.1 million of restructuring and related impairment charges and $135.4 million of long-lived asset and goodwill impairment charges.
2020 Restructuring
On March 31, 2020, our Board of Directors approved the previously announced restructuring plan ("2020 Restructuring") designed to rebalance our cost base to further improve profitability and cash flow generation. This restructuring plan was developed prior to assessing the potential impacts of the COVID-19 pandemic on our business and we continue to evaluate what actions may be necessary related to the pandemic.
In connection with the restructuring plan, we expect to incur total estimated pre-tax restructuring and related charges in the range of $475 million to $525 million during 2020 primarily consisting of up to approximately:
•$175 million of cash restructuring charges, comprised of up to: $55 million in facility and lease termination costs, $25 million in employee severance and benefit costs, and $95 million in contract termination and other restructuring costs; and
•$350 million of non-cash charges comprised of an impairment of $290 million related to our New York City flagship store and $60 million of intangibles and other asset related impairments.
As a result of our restructuring efforts, we expect approximately $40 million to $60 million of pre-tax savings in 2020 from our restructuring plan.
We recorded $301.1 million of restructuring and related impairment charges as of March 31, 2020, including the right of use asset ("ROU") impairment related to our New York City flagship store. The summary of the costs recorded during the three months ended March 31, 2020, as well as our current estimates of the amount expected to be incurred during the remainder of 2020 in connection with the 2020 restructuring plan is as follows:

	Restructuring and Related Impairment Charges Recorded	Estimated Restructuring and Related Impairment Charges to be Incurred (1)
(In thousands)	Three Months Ended March 31, 2020	Nine Months Ending December 31, 2020	Year Ending December 31, 2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$11,000	$11,000
Total costs recorded in cost of goods sold	—	11,000	11,000

Costs recorded in restructuring and related impairment charges:
Property and equipment impairment	7,094	36,906	44,000
ROU asset impairment	290,813	—	290,813
Employee related costs	—	25,000	25,000
Contract exit costs	—	115,000	115,000
Other restructuring costs	3,182	35,818	39,000
Total costs recorded in restructuring and related impairment charges	301,089	212,724	513,813
Total restructuring and related impairment and restructuring related costs	$301,089	$223,724	$524,813
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken during 2020 in connection with the restructuring plan.
All restructuring and related impairment charges are included in the Company's Corporate Other non-operating segment, of which $297.9 million are North America related for the three months ended March 31, 2020.
The lease for our New York City flagship store commenced on March 1, 2020 and was recorded as an operating lease ROU asset of $344.8 million and operating lease liability of $344.8 million on our unaudited consolidated balance sheet. As a part of the 2020 Restructuring, we made the strategic decision to forgo the opening of our New York City flagship store and the property is actively being marketed for sublease. We recognized a ROU asset impairment of $290.8 million for the three months ended March 31, 2020, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on our forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the unaudited consolidated statements of operations.
These charges require us to make certain judgements and estimates regarding the amount and timing of restructuring and related impairment charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2020. Accordingly, we performed undiscounted cash flow analyses on our long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, we determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. We estimate the fair values of these long-lived assets based on their discounted cash flows or market rent assessments. We compared these estimated fair values to the net carrying values. As a result, we recognized $83.8 million of long-lived asset impairment charges for the three months ended March 31, 2020. The long-lived impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the related asset balances on the unaudited consolidated balance sheets. The long-lived asset impairment charges are included with our operating segments as follows: $43.4 million recorded in North America, $25.5 million recorded in Asia-Pacific, $12.8 million recorded in Latin America, and $2.1 million recorded in EMEA for the three months ended March 31, 2020.

The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: management's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions.
Additionally, we recognized $290.8 million of long-lived asset impairment charges related to our New York City flagship store, which was recorded in connection with our 2020 Restructuring Plan. Refer to the 2020 Restructuring section above for further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis for all of our reporting units as of March 31, 2020. We performed discounted cash flow analyses and determined that the estimated fair values of Latin America reporting unit and Canada reporting unit, related, within our North America operating segment, no longer exceeded its carrying value, resulting in an impairment of goodwill. We recognized goodwill impairment charges of $51.6 million for these reporting units for the three months ended, March 31, 2020. The goodwill impairment charge was recorded within restructuring and impairment on the unaudited consolidated statements of operations and as a reduction to the goodwill balance within goodwill on the unaudited consolidated balance sheets. The goodwill impairment charges are included with our operating segments as follows: $15.4 million recorded in North America and $36.2 million recorded in Latin America for the three months ended, March 31, 2020.
The determination of our reporting units' fair value includes assumptions that are subject to various risks and uncertainties. The significant estimates, all of which are considered Level 3 inputs, used in the discounted cash flow analyses include: our weighted average cost of capital, adjusted for the risk attributable to the geographic regions of the reporting units business, long-term rate of growth and profitability of the reporting units business, working capital effects, and changes in market conditions, consumer trends or strategy.
The fair value of each of our other reporting units substantially exceeded its carrying value with the exception of our EMEA reporting unit. The fair value of our EMEA reporting unit exceeded its carrying value by 16%. Holding all other assumptions used in the fair value measurement of the EMEA reporting unit constant, a reduction in the growth rate of revenue by 1.5 percentage points or a reduction in the growth rate of net income by 2.3 percentage points would eliminate the headroom. No events occurred during the period ended March 31, 2020 that indicated it was more likely than not that goodwill was impaired for this reporting unit.
Acquisition
On March 2, 2020, we acquired, on a cash free, debt free basis, 100% of Triple Pte. Ltd. ("Triple"), a distributor of our products in Southeast Asia. The purchase price for the acquisition was $32.9 million in cash, net of $8.9 million of cash acquired that was held by Triple at closing and settlement of $5.1 million in pre-existing trade receivables due from Triple prior to the acquisition. The results of operations of this acquisition have been consolidated with our results of operations beginning on March 2, 2020.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold, however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $14.9 million and $21.7 million for the three months ended March 31, 2020 and 2019, respectively.

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
Other income (expense), net consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. We also include rent expense relating to lease assets held solely for sublet purposes, which is comprised entirely of the lease related to our New York City flagship store.
Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net revenues	$930,240	$1,204,722
Cost of goods sold	499,256	659,935
Gross profit	430,984	544,787
Selling, general and administrative expenses	552,701	509,528
Restructuring and impairment charges	436,463	—
Income (loss) from operations	(558,180)	35,259
Interest expense, net	(5,960)	(4,238)
Other income (expense), net	1,534	(667)
Income (loss) before income taxes	(562,606)	30,354
Income tax expense	21,547	8,131
Income (loss) from equity method investments	(5,528)	254
Net income (loss)	$(589,681)	$22,477

	Three Months Ended March 31,
(As a percentage of net revenues)	2020	2019
Net revenues	100.0%	100.0%
Cost of goods sold	53.7%	54.8%
Gross profit	46.3%	45.2%
Selling, general and administrative expenses	59.4%	42.3%
Restructuring and impairment charges	46.9%	—%
Income (loss) from operations	(60.0)%	2.9%
Interest expense, net	(0.6)%	(0.4)%
Other income (expense), net	0.2%	(0.1)%
Income (loss) before income taxes	(60.5)%	2.5%
Income tax expense	2.3%	0.7%
Loss from equity method investment	(0.6)%	—%
Net income (loss)	(63.4)%	1.9%

Consolidated Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net revenues decreased $274.5 million, or 22.8%, to $930.2 million for the three months ended March 31, 2020, from $1,204.7 million during the same period in 2019. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Apparel	$598,287	$774,630
Footwear	209,688	292,547
Accessories	67,748	81,992
Net Sales	875,723	1,149,169
License revenues	19,935	21,657
Connected Fitness	32,794	30,104
Corporate Other (1)	1,788	3,792
Total net revenues	$930,240	$1,204,722
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in net sales was primarily driven by a unit sales decline in apparel, footwear and accessories across all categories due to decreased demand, primarily related to impacts of COVID-19 including cancellations of orders by our wholesale partners and closures of brand and factory house stores, and a unit sales decrease of off-price sales within our wholesale channel.
License revenues decreased $1.7 million, or 8.0%, to $19.9 million for the three months ended March 31, 2020, from $21.7 million during the same period in 2019, primarily driven by decreased revenue from our licensing partners in North America due to softer demand.
Connected Fitness revenue increased $2.7 million, or 8.9%, to $32.8 million for the three months ended March 31, 2020, from $30.1 million during the same period in 2019, primarily driven by an increase in new subscription revenue.
Gross profit decreased $113.8 million to $431.0 million for the three months ended March 31, 2020 from $544.8 million for the same period in 2019. Gross profit as a percentage of net revenues, or gross margin, increased 110 basis points to 46.3% for the three months ended March 31, 2020, compared to 45.2% during the same period in 2019. This increase in gross margin percentage was primarily driven by:
•an approximate 330 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel and a higher percentage of direct-to-consumer sales; and
•an approximate 20 basis point increase driven by product mix, primarily due to lower footwear sales, which carries a lower gross margin rate.
The increase was partially offset by an approximate 200 basis point decrease driven by COVID-19 related pricing and discounting impacts and 30 basis points related to changes in foreign currency.
We expect gross margin decreases from pricing and discounting for the remainder of the year.
Selling, general and administrative expenses increased $43.2 million, or 8.5%, to $552.7 million for the three months ended March 31, 2020, from $509.5 million for the same period in 2019. Within selling, general and administrative expenses:
•Marketing costs increased $20.1 million to $154.0 million for the three months ended March 31, 2020, from $133.9 million for the same period in 2019. This increase was primarily driven by additional investments in brand marketing campaigns, such as our global campaign "The Only Way Is Through". As a percentage of net revenues, marketing costs increased to 16.5% for the three months ended March 31, 2020 from 11.1% for the same period in 2019.
•Other costs increased $23.1 million to $398.8 million for the three months ended March 31, 2020, from $375.7 million for the same period in 2019. This increase was driven primarily by higher legal expense. As a percentage of net revenues, other costs increased to 42.9% for the three months ended March 31, 2020 from 31.2% for the same period in 2019.

As a percentage of net revenues, selling, general and administrative expenses increased to 59.4% for the three months ended March 31, 2020, compared to 42.3% for the same period in 2019.
Restructuring and impairment charges were $436.5 million for the three months ended March 31, 2020, comprised of $301.1 million of restructuring and related impairment charges and $135.4 million of long-lived asset and goodwill impairment charges for the three months ended March 31, 2020. There was no restructuring plan or charges, long-lived asset impairment or goodwill impairment in the three months ended March 31, 2019. Refer to the "2020 Restructuring" and "Long-Lived Asset and Goodwill Impairment" sections above for further discussion of restructuring and impairment charges.
Income from operations decreased $593.5 million to a loss of $558.2 million for the three months ended March 31, 2020, from income of $35.3 million for the same period in 2019, primarily driven by the decreases in net sales discussed above, $301.1 million of restructuring and related impairment charges, and $135.4 million of long-lived asset and goodwill impairment charges for the three months ended March 31, 2020.
Interest expense, net increased $1.7 million to $6.0 million for the three months ended March 31, 2020, from $4.2 million for the same period in 2019. This increase was primarily due to interest income associated with the settlement of our interest rate swap for the same period in 2019 and higher interest expense related to borrowing on our revolving credit facility in the current period.
Other income, net increased $2.2 million to $1.5 million for the three months ended March 31, 2020, from expense of $0.7 million for the same period in 2019. This increase was primarily due to increases in foreign exchange gains, including gain associated with the de-designation of certain derivative instruments, as a result of the impacts of COVID-19. This increase was partially offset by rent expense incurred in connection with our New York City flagship store.
Income tax expense increased $13.4 million to $21.5 million during the three months ended March 31, 2020 from $8.1 million during the same period in 2019. For the three months ended March 31, 2020, our effective tax rate was (3.8)% compared to 26.8% for the same period in 2019. The change in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period. In addition, the effective tax rate for the three months ended March 31, 2020 includes the impact of recording valuation allowances against the majority of incurred and forecasted 2020 losses in the United States, against all of the 2020 losses incurred and forecasted in China, and discrete items, including the recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China.
Income (loss) from equity method investment decreased $5.8 million to a loss of $5.5 million during the three months ended March 31, 2020, from income of $0.3 million during the same period in 2019. This decrease was primarily due to a $3.7 million impairment of our equity method investment in our Japanese licensee for the three months ended March 31, 2020.
Segment Results of Operations
Our operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America. Connected Fitness is also an operating segment.
We exclude certain corporate costs from our segment profitability measures. We report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments performance. Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change	% Change
North America	$608,980	$843,249	$(234,269)	(27.8)%
EMEA	137,904	134,104	3,800	2.8%
Asia-Pacific	95,686	144,285	(48,599)	(33.7)%
Latin America	53,088	49,188	3,900	7.9%
Connected Fitness	32,794	30,104	2,690	8.9%
Corporate Other (1)	1,788	3,792	(2,004)	(52.8)%
Total net revenues	$930,240	$1,204,722	$(274,482)	(22.8)%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $234.3 million to $609.0 million for the three months ended March 31, 2020, from $843.2 million for the same period in 2019. This decrease was primarily due to a decrease of unit sales within our wholesale and direct-to-consumer channels, which were impacted by closures of stores of our wholesale partners and closures of our brand and factory house stores in mid-March 2020. Decreases in our wholesale channel were also partially due to unit sales decrease of off-price sales.
•Net revenues in our EMEA operating segment increased $3.8 million to $137.9 million for the three months ended March 31, 2020, from $134.1 million for the same period in 2019, primarily due to increased unit sales within our wholesale channel, driven by a timing shift, and an increase within our direct-to-consumer channel, due to e-commerce strength. This increase in our wholesale channel was partially offset by a unit sales decrease of off-price sales and the increase in our direct-to-consumer channel was partially offset by impacts of closures of our brand and factory house stores in mid-March 2020.
•Net revenues in our Asia-Pacific operating segment decreased $48.6 million to $95.7 million for the three months ended March 31, 2020, from $144.3 million for the same period in 2019. This decrease was primarily due to a decrease of unit sales within our wholesale and direct-to-consumer channels, which were impacted by closures of stores of our wholesale partners and closures of our brand and factory house stores from late-January through early-March.
•Net revenues in our Latin America operating segment increased $3.9 million to $53.1 million for the three months ended March 31, 2020, from $49.2 million for the same period in 2019, primarily due to increased unit sales within our wholesale channel.
•Net revenues in our Connected Fitness operating segment increased $2.7 million to $32.8 million for the three months ended March 31, 2020, from $30.1 million for the same period in 2019, primarily driven by an increase in new subscription revenue.
Operating income (loss) by segment and Corporate Other is summarized below:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change	% Change
North America	$(3,773)	$160,273	$(164,046)	(102.4)%
EMEA	3,704	12,218	(8,514)	(69.7)%
Asia-Pacific	(36,841)	19,803	(56,644)	(286.0)%
Latin America	(48,184)	(359)	(47,825)	(13321.7)%
Connected Fitness	3,700	1,069	2,631	246.1%
Corporate Other	(476,786)	(157,745)	(319,041)	(202.3)%
Total operating income	$(558,180)	$35,259	$(593,439)	(1,683.1)%

The increase in total operating income was driven by the following:
Operating segments
•Operating income in our North America operating segment decreased $164.0 million to a loss of $3.8 million for the three months ended March 31, 2020, from income of $160.3 million for the same period in 2019, primarily driven by decreases in net revenues discussed above, $43.4 million of long-lived asset impairment, $15.3 million of goodwill impairment, related to our business in Canada, and investments in digital advertising of brand marketing campaigns.
•Operating income in our EMEA operating segment decreased $8.5 million to $3.7 million for the three months ended March 31, 2020, from $12.2 million for the same period in 2019, primarily driven by investments in digital advertising of brand marketing campaigns and $2.1 million of long-lived asset impairment, partially offset by increases in net revenues discussed above.
•Operating income in our Asia-Pacific operating segment decreased $56.6 million to a loss of $36.8 million for the three months ended March 31, 2020, from income of $19.8 million for the same period in 2019, primarily driven by decreases in net revenues discussed above and $25.5 million of long-lived asset impairment.
•Operating loss in our Latin America operating segment increased $47.8 million to $48.2 million for the three months ended March 31, 2020, from $0.4 million for the same period in 2019, primarily driven by $36.2 million of goodwill impairment charges and $12.8 million of long-lived asset impairment.
•Operating income in our Connected Fitness segment increased $2.6 million to $3.7 million for the three months ended March 31, 2020, compared to $1.1 million for the same period in 2019, primarily driven by the increase in net revenues discussed above.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $319.0 million to $476.8 million for the three months ended March 31, 2020, compared to $157.7 million for the same period in 2019, primarily driven by $301.1 million of restructuring and related impairment charges related to the 2020 restructuring plan and higher legal expense.

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
We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our credit agreement (which is expected to be amended as described below), our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. During the fiscal year ended December 31, 2019, our liquidity needs were primarily funded through cash from operations. During the first quarter of 2019, we borrowed $25 million under our revolving credit facility and repaid those amounts during the same quarter. Our credit agreement remained undrawn for the remainder of 2019. However, during the first quarter of 2020, our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic and we borrowed up to $700 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve liquidity given the upcoming uncertainty in global markets resulting from the COVID-19 outbreak. We had repaid $100 million of this amount as of March 31, 2020 and in April 2020, borrowed an additional $100 million under the revolving credit facility, again as a precautionary measure. Due to the negative impacts of the COVID-19 pandemic, we expect to supplement our cash from operations with additional sources of liquidity during 2020. Our ability to continue to borrow amounts under our revolving credit facility is limited by continued compliance with financial covenants set forth in our credit agreement. Given the disruption to our business caused by the COVID-19 pandemic, we are in the final stages of amending our credit agreement, which we expect to execute shortly after the filing of this Quarterly Report on Form 10-Q. We expect this amendment to provide relief under our financial covenants for a specified period and provide us with better access to liquidity during this period.
However, based on the potential impact of the COVID-19 pandemic, in the unlikely event that we are unable to amend our credit agreement, then in future quarters we would need to repay the amounts already borrowed under our credit agreement, and would not be able to access additional borrowings under that agreement. In that event, we would need to take actions to further reduce our expenditures, including reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing expenditures. In addition we would seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, an economic recession or a slow recovery could adversely affect our business and liquidity.
Refer to our “Risk Factors” section included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of risks related to our indebtedness. Additionally, as discussed in the "Overview", as we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. These actions include those noted above. We are also currently evaluating benefits that may be available to us under the CARES Act and similar legislation in foreign jurisdictions.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(366,712)	$(89,789)
Investing activities	(68,841)	(35,911)
Financing activities	598,952	(141,635)
Effect of exchange rate changes on cash and cash equivalents	8,761	(569)
Net increase (decrease) in cash and cash equivalents	$172,160	$(267,904)
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
Cash used in operating activities increased $276.9 million to $366.7 million for the three months ended March 31, 2020 from $89.8 million for the same period in 2019. The increase in cash used in operating activities was primarily driven by the following:
•an increase in net loss of $136.0 million, net of non-cash items of $476.2 million, which includes restructuring related impairment and long-lived and goodwill impairment.

•an increase in a change in other non current assets of $358.0 million for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the commencement of our New York City flagship store and the related operating lease ROU asset and;
•an increase in a change in inventory of $216.6 million for the three months ended March 31, 2020 as compared to the same period in 2019.
This was partially offset by:
•an increase in cash provided by accrued expenses and other liabilities of $325.8 million for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the commencement of our New York City flagship store and the related operating lease liability, and
•an increase in cash provided by a change in accounts receivable of $114.6 million for the three months ended March 31, 2020 as compared to the same period in 2019.
Investing Activities
Cash used in investing activities increased $32.9 million to $68.8 million for the three months ended March 31, 2020 from $35.9 million for the same period in 2019, primarily due to the acquisition of Triple, a distributor of our products in Southeast Asia.
Capital expenditures for the full year 2020 are expected to be approximately $100 million, comprised primarily of investments in our retail stores, global wholesale fixtures, digital initiatives and corporate offices..
Financing Activities
Cash provided by financing activities increased $740.6 million to $599.0 million for the three months ended March 31, 2020 from $141.6 million of cash used in financing activities during the same period in 2019, primarily due to borrowings under the credit agreement, as a precautionary measure in order to increase our cash position and preserve liquidity given the uncertainty in global markets resulting from the COVID-19 outbreak. As of March 31, 2020, there was $600.0 million outstanding under the revolving credit facility.

Capital Resources
Credit Facility
In March 2019, we entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (the "credit agreement"), amending and restating the Company's prior credit agreement. The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.25 billion of borrowings, but no term loan borrowings, which were provided for under the prior credit agreement. During the three months ended March 31, 2020, we borrowed up to $700 million under the credit agreement as a precautionary measure in order to increase our cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 outbreak. As of March 31, 2020, there was $600.0 million outstanding under the revolving credit facility. As of March 31, 2019, there were no amounts outstanding under the revolving credit facility. In April 2020, we borrowed an additional $100 million under the revolving credit facility.
At our request and the lender's consent, commitments under the credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the credit agreement, as amended. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
The borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $5.0 million, $5.0 million and $4.6 million of letters of credit outstanding as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional indebtedness, make restricted payments, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. We are also required to maintain a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.50 to 1.00, and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.00 ("consolidated leverage ratio"). As of March 31, 2020, we were in compliance with these ratios. As discussed above, we are currently seeking an amendment to our credit agreement, which we expect to execute after the filing of this

Quarterly Report on Form 10-Q. We expect this amendment to provide relief under our financial covenants for specified future periods and provide us with better access to liquidity during those periods. In addition, the credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the credit agreement, will be considered an event of default under the credit agreement.
Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “Pricing Grid”) based on the consolidated leverage ratio and ranges between 1.00% to 1.25% for adjusted LIBOR loans and 0.00% to 0.25% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 3.2% and 3.6% during the three months ended March 31, 2020 and 2019, respectively. We pay a commitment fee on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2020, the commitment fee was 15.0 basis points.

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

Interest Expense
Interest expense, net, was $6.0 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2019 Form 10-K as updated in our Form 10-Q for the quarter ended March 31, 2020.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2019 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2019 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 of our unaudited consolidated financial statements, there were no significant changes to our critical accounting policies during the three months ended March 31, 2020.
Recently Issued Accounting Standards
Refer to Note 2 of our unaudited consolidated financial statements, included in this Form 10-Q, for our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2019. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

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
COVID-19
There were no material impacts, due to COVID-19 and the resulting need to close our books remotely on our ability to maintain internal control over financial reporting and disclosure controls and procedures for the three months ended March 31, 2020.
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational in July 2017, in our North America, EMEA, and Connected Fitness operations. The second phase of this implementation became operational in April 2019 in China and South Korea. The third phase of this implementation became operational in April 2020 in Mexico. We believe the implementation of the systems and related changes to internal controls will enhance our internal controls over financial reporting. We also expect to continue to see enhancements to our global systems, which will then continue to strengthen our internal financial reporting controls by automating select manual processes and standardizing both business processes and relied upon reporting across our organization. We believe that our robust assessment provides effective global coverage for key control activities that support our internal controls over financial reporting conclusion. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks Related to Our Business - The process of implementing a new operating and information system, which involves risks and uncertainties that could adversely affect our business " in our Annual Report on Form 10-K for the year ended December 31, 2019.
During the quarter ended March 31, 2020, we implemented controls to ensure we adequately evaluate expected credit losses for trade receivables and properly assessed the impact of the new credit losses accounting standard on our financial statements in connection with the adoption of ASU 2016-13 on January 1, 2020.
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and other proceedings, including matters related to commercial and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 8 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors detailed below, which supersede the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.

The COVID-19 pandemic has caused significant disruption in our industry, which has and may continue to materially impact our business, financial condition and results of operations.

Our business has been and may continue to be materially impacted by the effects of a widespread outbreak of the novel strain of coronavirus (“COVID-19”), which was reported to have surfaced first in December 2019 and declared a global pandemic in March 2020. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.

The situation and preventative or protective actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption that has and may continue to negatively impact our business, including closure of our retail stores and the stores of our wholesale customers where our products are sold, temporary layoffs of certain employees in our North America retail stores and distribution centers and reduced consumer traffic and consumer spending. Related industries in the United States and across the world have been and may continue to be adversely affected, such as manufacturing and textile production and sports, including postponements and cancellations of professional, collegiate and amateur sporting events and activities. There is significant uncertainty around the breadth and duration of our and our customers’ store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economies and consumer willingness to visit retail stores after they are reopened. To the extent the impact of COVID-19 continues or worsens, or if there is a future resurgence after the initial containment, consumer behavior may be altered for an extended period, which would impact our cash and liquidity and financial condition.

Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets and has adversely impact our stock price. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows will be impacted by the development of the pandemic. Moreover, as the COVID-19 situation is rapidly changing, we may not be able to reduce our spending relative to declines in revenue, and we may incur costs to alter production plans for future products as certain of our products for upcoming seasons are already in production. Further, currently many of our employees in our corporate offices are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic has negatively impacted our results of operations, but the extent and duration of this impact remain uncertain and may be material. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could negatively impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, and additional impacts may arise that we are not aware of currently. In addition, if there is a future resurgence of COVID-19 following its initial containment, the negative impacts on our business may be exacerbated.

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, particularly in light of the impacts of COVID-19, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States and other countries have experienced a significant increase in unemployment and financial markets remain turbulent. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the economies in markets in which we sell our products, particularly in the United States, China or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

We derive a substantial portion of our sales from large wholesale customers, many of which have experienced significant disruption due to COVID-19. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.

In 2019, sales through our wholesale channel represented approximately 60% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. As a result of the COVID-19 pandemic, including preventative or protective actions that governments around the world have taken to contain the spread of COVID-19, many of our wholesale customers in the United States, China and throughout the world have had to close their stores and have experienced reduced consumer traffic and purchasing, which has resulted in lower sales and cancellations of orders of our products. We have provided extended payment terms to certain of our customers in response to the pandemic. The financial impact of continued store closures on many of our wholesale customers remains uncertain. In addition, during weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. A slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our customers.

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

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our international business, footwear and our global direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully expand our global network of brand and factory house stores, grow our e-commerce and mobile application offerings throughout the world and continue to successfully increase our product offerings and market share in footwear. Our ability to invest in these growth initiatives on the timeline and at the scale we expect will be negatively impacted if we continue to experience significant market disruption due to COVID-19 or other significant events, particularly if our North America business, which represented 69% of our total net revenues in 2019, continues to decline. In addition, our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.

We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.

In 2017 and 2018 we executed restructuring plans designed to more closely align our financial resources against the critical priorities of our business, and on March, 31 2020, our Board of Directors approved a restructuring plan for 2020 designed to rebalance our cost base to further improve future profitability and cash flow generation. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan presents significant potential risks that may impair our ability to achieve anticipated operating improvements and/or cost reductions. These risks include, among others, higher than anticipated costs in implementing our restructuring plans, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term. Furthermore, as the impact of the COVID-19 pandemic on our business continues to evolve, we may need to adjust or expand our restructuring efforts, which could increase the risks described above.

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

Consumer preferences regarding the shopping experience continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct to consumer business consisting of our brand and factory house stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our strategy to grow our e-commerce revenue, we are investing significantly in enhancing our platform capabilities and implementing systems to drive higher engagement with our consumers. If we do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted as well as our opportunities for future growth. In addition, we cannot predict whether and how the COVID-19 pandemic will impact consumer preferences regarding the shopping experience in the long term and how quickly and effectively we will adapt to those preferences.

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.

We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long-term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase or maintain our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income. For example, certain of our wholesale customers have delayed purchases of our products or cancelled previously placed orders in response to pandemic-related store closures. These risks have materially increased and may persist with the COVID-19 pandemic. In addition, our customers continue to experience ongoing industry consolidation, particularly in the sports specialty sector. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline materially.

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
•weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and
•terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the current COVID-19 pandemic, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results. These risks have materially increased and may persist with the market disruption caused by COVID-19 and the expected high levels of inventory across our industry.

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

Our results of operations are affected by the performance of our equity investments, over which we do not exercise control.

We maintain certain minority investments, and may in the future invest in additional minority investments, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our consolidated financial statements. Our results of operations are affected by the performance of these businesses, over which we do not exercise control, and our net income has been negatively impacted by losses realized by our Japanese licensee’s business. We are also required to regularly review our investments for impairment, and an impairment charge may result from the occurrence of adverse events or management decisions that impact the fair value or estimated future cash flows to be generated from our investments. In the first quarter of 2020, we further impaired our investment in our Japanese licensee and recognized a $3.7 million charge as a result.

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

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. For example, in response to the COVID-19 pandemic’s impact on our industry, including retail store closures and decreased consumer traffic and purchasing, we and many of our competitors have engaged in, and may continue to engage in, additional promotional activities focused around e-commerce sales. As traditional brick-and-mortar stores begin to reopen post-pandemic, we may see further discounting across our industry as businesses manage excess inventory levels. In addition, our ability to achieve short-term growth targets may be negatively impacted if we are unwilling to engage in promotional activity on a scale similar to that of our competitors and we are unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on our results of operations and financial condition. In addition, ongoing and sustained promotional activities could negatively impact our brand image.

Fluctuations in the cost of products could negatively affect our operating results.

The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays, such as those caused by the current COVID-19 pandemic, can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.

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

We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income both in the short and long term. These risks have materially increased and may persist with the significant disruptions caused by the COVID-19 pandemic.

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

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes and disruptions, such as closures or workforce decreases related to the COVID-19 pandemic, at various ports or at our suppliers or manufacturers create significant risks for our business, particularly if these disputes result in work slowdowns, decreased operations, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons, and could have an adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages and reduced net revenues and net income.

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

Substantially all of our manufacturers are located outside of the United States and an increasing amount of our net revenue is generated by sales in our international business. As a result, we are subject to risks associated with doing business abroad, including:
•political or labor unrest, terrorism, public health crises, disease epidemics and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•currency exchange fluctuations or requirements to transact in specific currencies;
•the imposition of new laws and regulations or government-imposed protective or preventative measures, including those relating to labor conditions, quality and safety standards and disease epidemics or other public health concerns, as well as rules and regulations regarding climate change;
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

From time to time we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquisitions can also require significant efforts and resources, which could divert management attention from more profitable business operations. If we fail to successfully integrate acquired businesses, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other indefinite-lived intangible assets. We have recognized goodwill impairment charges in the past. If an acquired business does not produce results consistent with financial models used in our analysis of an acquisition, or if reporting units carrying goodwill do not meet our current expectations of future growth rates or market factors outside of our control change significantly, then one or more of our reporting units or intangible assets might become impaired, which could have an adverse effect on our results of operations and financial position. As a result of the impacts of COVID-19, we determined that sufficient indication existed to trigger the performance of an interim goodwill impairment analysis for all of our reporting units as of March 31, 2020. We determined that the fair values of our Latin America reporting unit, and our Canada reporting unit, within our North America operating segment, no longer exceeded their carrying values, resulting in $51.6 million of goodwill impairment charges. As of March 31, 2020, the fair value of each of our other reporting units substantially exceeded its carrying value, with the exception of the EMEA reporting unit. Refer to Note 5 to the unaudited consolidated financial statements for discussion of goodwill.

Our credit agreement contains financial covenants, and both our credit agreement and debt securities contain other restrictions on our actions, which could limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our debt securities limit our ability to, subject to certain significant exceptions, incur secured debt and engage in sale leaseback transactions. Our credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the credit agreement. Our ability to continue to borrow amounts under our revolving credit facility is limited by continued compliance with these financial covenants, and in the past we have amended our credit agreement to increase these ratios in certain quarterly periods. As of March 31, 2020, we were in compliance with these financial covenants. However, given the disruption to our business caused by the COVID-19 pandemic, we are in the final stages of amending our credit agreement, which we expect to execute shortly after the filing of this Quarterly Report on Form 10-Q. We expect this amendment to provide relief under our financial covenants for specified future periods and provide us with better access to liquidity during those periods. In the unlikely event we are unable to amend our financial covenants, we may need to take further actions to reduce our expenditures, repay amounts outstanding under our credit agreement and potentially seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. Also, an amendment to our credit agreement may contain additional covenants or limitations on our business or materially modify existing covenants or limitations.

Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the credit agreement or our debt securities could result in a default, which could negatively impact our access to liquidity. For example, if we failed to comply with the financial covenants in our credit agreement, we may be required to repay amounts outstanding under our revolving credit facility and be unable to draw additional amounts.

In addition, the credit agreement includes a cross default provision whereby an event of default under certain other debt obligations (including our debt securities) will be considered an event of default under the credit agreement. If an event of default occurs, the commitments of the lenders under the credit agreement may be terminated and the maturity of amounts owed may be accelerated. Our debt securities include a cross acceleration provision which provides that the acceleration of certain other debt obligations in excess of $100 million (including amounts outstanding under our credit agreement) may result in an event of default under our debt securities if such accelerated debt is not discharged or the acceleration is not cured, waived, rescinded or annulled within 30 days of us receiving notice from the trustee of our debt securities or holders of at least 25% of the principal amount of our outstanding notes. Under those circumstances, bondholders would have the right to accelerate our debt securities to become immediately payable.

We may need to raise additional capital required to manage and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. However, during the first quarter of 2020 our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic. As of March 31, 2020, we had approximately $959 million of cash and cash equivalents, of which $600 million was related to borrowings under our credit facility. As disclosed above, we expect to amend our credit agreement to provide relief under our financial covenants for specified future periods and provide us with better access to liquidity during those periods. We have also taken a number of actions to preserve existing capital, including reducing capital expenditures and managing inventory levels. However, in the unlikely event we are unable to amend our financial covenants or if cash on hand and cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been recently downgraded, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

We generated approximately 28% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designated the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. The ongoing impacts of COVID-19 have caused and may continue to cause uncertainty in forecasted cash flows, which has resulted and may continue to result in the de-designation of certain hedged transactions.

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

The costs and return on our investments for our sports marketing sponsorships may become more challenging and this could impact the value of our brand image.

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We have developed licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports teams and leagues at the collegiate and professional level and sponsorship agreements with athletes. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements have increased, including the costs associated with obtaining and retaining these sponsorships and agreements. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected. In addition, because professional and collegiate athletics and other sporting events have been largely cancelled or delayed in connection with the COVID-19 pandemic and future plans for these remain uncertain, we may not realize the expected benefits of these relationships. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

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

We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by severe weather conditions, floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions, including public health crises or disease epidemics. For example, the current COVID-19 pandemic may impede our ability to operate our distribution facilities at full capacity and may similarly impact our third-party logistics providers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities or from all types of events causing such disruptions. Significant disruptions could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties. This includes the shipping of product to and from our distribution facilities, as well as partnering with third party distribution facilities in certain regions where we do not maintain our own facilities. From time to time, certain of our partners have experienced disruptions to their operations, including cyber-related disruptions. If we or our partners encounter such problems, our results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

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

In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational during 2017 in our North America, EMEA and Connected Fitness operations. The second phase of this implementation became operational in 2019 in our Asia-Pacific region, and the third phase became operational in Mexico in April 2020. Implementation of new information systems involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation or application of these systems could result in increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in the collection of payment from our customers or adversely affect our ability to timely report our financial results, all of which could materially adversely affect our business, results of operations, and financial condition.

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

We operate retail, distribution and warehousing facilities and offices across the world, and in locations subject to natural disasters or extreme weather conditions, as well as other potential catastrophic events, such as public health emergencies, global pandemics, terrorist attacks or political or military conflict. In addition, an occurrence of these types of events could negatively impact consumer spending in the impacted region or, depending on the severity, globally, which could negatively impact our results of operations. For example, the COVID-19 pandemic and related government-imposed preventative and protection measures and resulting changes in consumer behavior, including decreased consumer traffic and purchases, has disrupted our operations and the operations of our customers and suppliers, and has negatively impacted sales of our products.

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

To be successful in continuing to profitably grow our business and manage our operations, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills and experience. Competition for employees in our industry is intense and we have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. If we are unable to attract, assimilate and retain management and other employees with the necessary skills, we may not be able to grow or successfully operate our business and achieve our long-term objectives.

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

We are currently involved in a variety of litigation, investigations and other legal matters and may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures and derivative complaints regarding related matters, as well as past related party transactions, among other proceedings. Refer to Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these specific matters. We may face legal proceedings in connection with actions we have taken in response to the COVID-19 pandemic. For example, we have delayed or suspended payments to certain of our vendors based on regional facts and circumstances. While we are currently negotiating with many of these counterparties, we may face future disputes if we are unable to reach agreement with respect to these payments. In addition, as previously disclosed in November 2019, we have been responding to requests for documents and information from the U.S. Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) regarding certain of our accounting practices and related disclosures, beginning with submissions to the SEC in July 2017. In the course of cooperating with these requests, we have reviewed our accounting practices and related disclosures and we continue to believe our accounting practices and related disclosures were appropriate. However, we cannot predict the outcome of any particular proceeding, or whether ongoing investigations, including the SEC and DOJ investigations, will be resolved favorably or ultimately result in material damages, fines or other penalties, enforcement actions or civil or criminal proceedings against us or members of our senior management.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on our business, financial condition and results of operations or our stock price. Any proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.

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
ITEM 6. EXHIBITS

Exhibit No.
3.01	Amended and Restated Bylaws of Under Armour, Inc. as amended (incorporated by reference to Exhibit 3.01 of the Company's Current Report on Form 8-K filed March 27, 2020).
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: May 11, 2020