Form 10-Q
period 2020-06-30
Under Armour, Inc.
filed 2020-08-06
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020 there were 188,532,100 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 231,505,055 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$1,079,409	$788,072	$455,726
Accounts receivable, net	568,430	708,714	735,181
Inventories	1,198,509	892,258	965,711
Prepaid expenses and other current assets	242,661	313,165	287,829
Total current assets	3,089,009	2,702,209	2,444,447
Property and equipment, net	702,885	792,148	795,499
Operating lease right-of-use assets	568,010	591,931	606,018
Goodwill	486,868	550,178	548,762
Intangible assets, net	38,748	36,345	39,527
Deferred income taxes	42,589	82,379	129,403
Other long term assets	75,232	88,341	116,252
Total assets	$5,003,341	$4,843,531	$4,679,908
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$250,000	$—	$—
Accounts payable	664,288	618,194	607,382
Accrued expenses	266,399	374,694	304,063
Customer refund liabilities	199,016	219,424	241,456
Operating lease liabilities	148,408	125,900	116,219
Other current liabilities	90,503	83,797	63,521
Total current liabilities	1,618,614	1,422,009	1,332,641
Long term debt, net of current maturities	987,949	592,687	591,396
Operating lease liabilities, non-current	892,465	580,635	601,665
Other long term liabilities	80,899	98,113	105,932
Total liabilities	3,579,927	2,693,444	2,631,634
Commitments and contingencies (See Note 8)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2020, December 31, 2019 and June 30, 2019; 188,460,784 shares issued and outstanding as of June 30, 2020, 188,289,680 shares issued and outstanding as of December 31, 2019, and 188,144,137 shares issued and outstanding as of June 30, 2019.	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2020, December 31, 2019 and June 30, 2019.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2020, December 31, 2019 and June 30, 2019; 231,353,704 shares issued and outstanding as of June 30, 2020, 229,027,730 shares issued and outstanding as of December 31, 2019, and 228,652,955 shares issued and outstanding as of June 30, 2019.	77	76	76
Additional paid-in capital	1,044,055	973,717	946,488
Retained earnings	450,750	1,226,986	1,141,129
Accumulated other comprehensive loss	(71,541)	(50,765)	(39,492)
Total stockholders’ equity	1,423,414	2,150,087	2,048,274
Total liabilities and stockholders’ equity	$5,003,341	$4,843,531	$4,679,908
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$707,640	$1,191,729	$1,637,880	$2,396,451
Cost of goods sold	358,471	637,408	857,727	1,297,343
Gross profit	349,169	554,321	780,153	1,099,108
Selling, general and administrative expenses	479,906	565,803	1,032,607	1,075,331
Restructuring and impairment charges	38,937	—	475,400	—
Income (loss) from operations	(169,674)	(11,482)	(727,854)	23,777
Interest expense, net	(11,336)	(5,988)	(17,296)	(10,226)
Other expense, net	(4,843)	(1,128)	(3,309)	(1,795)
Income (loss) before income taxes	(185,853)	(18,598)	(748,459)	11,756
Income tax expense (benefit)	(3,137)	(5,740)	18,410	2,391
Loss from equity method investments	(179)	(4,491)	(5,707)	(4,237)
Net income (loss)	$(182,895)	$(17,349)	$(772,576)	$5,128

Basic net income (loss) per share of Class A, B and C common stock	$(0.40)	$(0.04)	$(1.70)	$0.01
Diluted net income (loss) per share of Class A, B and C common stock	$(0.40)	$(0.04)	$(1.70)	$0.01

Weighted average common shares outstanding Class A, B and C common stock
Basic	454,121	451,066	453,496	450,411
Diluted	454,121	451,066	453,496	453,717
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(182,895)	$(17,349)	$(772,576)	$5,128
Other comprehensive income (loss):
Foreign currency translation adjustment	6,636	1,408	(41,042)	7,398
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $2,958 and $552 for the three months ended June 30, 2020 and 2019, respectively, and ($8,477) and $3,152 for the six months ended June 30, 2020 and 2019, respectively.	(8,798)	391	23,746	(8,710)
Gain (loss) on intra-entity foreign currency transactions	874	(1,115)	(3,480)	807
Total other comprehensive income (loss)	(1,288)	684	(20,776)	(505)
Comprehensive income (loss)	$(184,183)	$(16,665)	$(793,352)	$4,623
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	187,980	62	34,450	11	228,489	76	931,352	1,158,482	(40,176)	$2,049,807
Exercise of stock options	161	—	—	—	59	—	529	—	—	$529
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(5)	—	—	—	(6)	—	—	(4)	—	$(4)
Issuance of Class A Common Stock, net of forfeitures	8	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	111	—	1,473	—	—	$1,473
Stock-based compensation expense	—	—	—	—	—	—	13,134	—	—	$13,134
Comprehensive income (loss)	—	—	—	—	—	—	—	(17,349)	684	$(16,665)
Balance as of June 30, 2019	188,144	62	34,450	11	228,653	76	946,488	1,141,129	(39,492)	$2,048,274

Balance as of December 31, 2018	187,710	62	34,450	11	226,422	75	916,628	1,139,082	(38,987)	$2,016,871
Exercise of stock options	315	—	—	—	237	—	1,376	—	—	$1,376
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(158)	—	—	(3,081)	—	$(3,081)
Issuance of Class A Common Stock, net of forfeitures	134	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,152	1	2,859	—	—	$2,860
Stock-based compensation expense	—	—	—	—	—	—	25,625	—	—	$25,625
Comprehensive income (loss)	—	—	—	—	—	—	—	5,128	(505)	4,623
Balance as of June 30, 2019	188,144	62	34,450	11	228,653	76	946,488	1,141,129	(39,492)	$2,048,274
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity (continued)
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	188,451	62	34,450	11	231,150	77	985,831	634,452	(70,253)	$1,550,180
Exercise of stock options	2	—	—	—	2	—	14	—	—	$14
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(807)	—	$(807)
Issuance of Class A Common Stock, net of forfeitures	8	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	202	—	1,195	—	—	$1,195
Stock-based compensation expense	—	—	—	—	—	—	12,792	—	—	$12,792
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	44,223	—	—	$44,223
Comprehensive loss	—	—	—	—	—	—	—	(182,895)	(1,288)	(184,183)
Balance as of June 30, 2020	188,461	62	34,450	11	231,354	77	1,044,055	450,750	(71,541)	$1,423,414

Balance as of December 31, 2019	188,290	62	34,450	11	229,028	76	973,717	1,226,986	(50,765)	$2,150,087
Exercise of stock options	145	—	—	—	133	—	499	—	—	$499
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(176)	—	—	(3,660)	—	$(3,660)
Issuance of Class A Common Stock, net of forfeitures	27	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,369	1	2,359	—	—	$2,360
Stock-based compensation expense	—	—	—	—	—	—	23,257	—	—	$23,257
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	44,223	—	—	$44,223
Comprehensive loss	—	—	—	—	—	—	—	(772,576)	(20,776)	(793,352)
Balance as of June 30, 2020	188,461	62	34,450	11	231,354	77	1,044,055	450,750	(71,541)	$1,423,414
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(772,576)	$5,128
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	86,919	93,721
Unrealized foreign currency exchange rate gain (loss)	(1,134)	(3,077)
Loss on disposal of property and equipment	825	2,447
Impairment charges	449,090	—
Amortization of bond premium	1,867	127
Stock-based compensation	23,258	25,635
Deferred income taxes	22,296	(13,890)
Changes in reserves and allowances	19,772	(10,196)
Changes in operating assets and liabilities:
Accounts receivable	126,059	(75,116)
Inventories	(307,430)	62,302
Prepaid expenses and other assets	77,368	64,533
Other non-current assets	(301,523)	12,812
Accounts payable	46,449	57,674
Accrued expenses and other liabilities	230,670	(48,094)
Customer refund liability	(18,630)	(60,089)
Income taxes payable and receivable	7,310	(1,210)
Net cash provided by (used in) operating activities	(309,410)	112,707
Cash flows from investing activities
Purchases of property and equipment	(50,862)	(77,046)
Purchases of other assets	—	(997)
Purchase of businesses	(38,190)	—
Net cash used in investing activities	(89,052)	(78,043)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	1,288,753	25,000
Payments on long term debt and revolving credit facility	(550,000)	(162,817)
Purchase of capped call	(47,850)	—
Employee taxes paid for shares withheld for income taxes	(2,732)	(3,077)
Proceeds from exercise of stock options and other stock issuances	2,859	4,238
Payments of debt financing costs	(4,823)	(2,661)
Other financing fees	—	76
Net cash provided by (used in) financing activities	686,207	(139,241)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,351	4,463
Net increase in (decrease in) cash, cash equivalents and restricted cash	292,096	(100,114)
Cash, cash equivalents and restricted cash
Beginning of period	796,008	566,060
End of period	$1,088,104	$465,946

Non-cash investing and financing activities
Change in accrual for property and equipment	$(11,246)	$(17,392)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. These consolidated financial statements are presented in U.S. Dollars. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. The consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the “2019 Form 10-K”), which should be read in conjunction with these unaudited consolidated financial statements. The unaudited results for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other portions thereof.
On March 2, 2020, the Company acquired, on a cash free, debt free basis, 100% of Triple Pte. Ltd. ("Triple"), a distributor of the Company's products in Southeast Asia. The results of operations of this acquisition have been consolidated with those of the Company beginning on March 2, 2020. Refer to Note 4 for a discussion of the acquisition.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”. During this period, the Company is focused on protecting the health and safety of its teammates, athletes and consumers, working with its customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global pandemic, while managing the Company's business in response to a changing dynamic. The Company's business operations and financial performance for the three and six months ended June 30, 2020 were materially impacted by COVID-19. These impacts are discussed within these notes to the unaudited consolidated financial statements, including but not limited to discussions related to long-lived asset and goodwill impairment, leases, long term debt, and income taxes.
In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and similar legislation in foreign jurisdictions have been announced. The Company recognized payroll subsidies totaling $4.6 million and $5.2 million under these wage subsidy programs and similar plans in other jurisdictions for the three and six months ended June 30, 2020. The subsidies were recorded as a reduction of the associated costs which the Company incurred within selling, general and administrative expenses in the unaudited consolidated statement of operations. Further, the CARES Act includes modification to income tax provisions. Refer to Note 12 for discussion of the impacts of modifications to income tax provisions under the CARES Act.
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

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$1,079,409	$788,072	$455,726
Restricted cash	8,695	7,936	10,220
Total Cash, cash equivalents and restricted cash	$1,088,104	$796,008	$465,946
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. One of the Company's customers accounted for 11% of accounts receivable as of June 30, 2020. None of the Company's customers accounted for more than 10% of accounts receivable as of December 31, 2019 and June 30, 2019, respectively. For the three and six months ended June 30, 2020 and 2019, no customer accounted for more than 10% of the Company's net revenues. Given the current U.S. and global economic environment and impacts of COVID-19, the Company regularly evaluates the credit risk of the large wholesale customers which make up the majority of the Company's accounts receivable. Refer to the "Credit Losses - Allowance for Doubtful Accounts" for a discussion of the evaluation of credit losses.
Sale of Accounts Receivable
The Company has an agreement with a financial institution to sell selected accounts receivable on a recurring, non-recourse basis. Under the agreement, at any time and from time to time the balance of up to $140.0 million of the Company's accounts receivable may be sold to the financial institution. The Company's ability to utilize these agreements, however, may be limited by the credit ratings of the Company's customers. The Company removes the sold accounts receivable from the unaudited consolidated balance sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institutions.
As of June 30, 2020, December 31, 2019 and June 30, 2019, no amounts remained outstanding under these agreements. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the unaudited consolidated statement of operations.
Credit Losses - Allowance for Doubtful Accounts
Credit losses are the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit losses primarily through customer receivables associated with the sales of product within the Company's wholesale and Connected Fitness channels, recorded in accounts receivable, net on the Company's unaudited consolidated balance sheet. The Company also has other receivables, including receivables from licensing arrangements, recorded in prepaid expenses and other current assets on the Company's unaudited consolidated balance sheet.
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

(In thousands)	Balance as of March 31, 2020	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of June 30, 2020
Allowance for doubtful accounts - accounts receivable, net	$20,558	$12,309	$(3,209)	$29,658
Allowance for doubtful accounts - prepaid expenses and other current assets	$—	$7,359	$—	$7,359

(In thousands)	Balance as of December 31, 2019	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of June 30, 2020
Allowance for doubtful accounts - accounts receivable, net	$15,083	$17,784	$(3,209)	$29,658
Allowance for doubtful accounts - prepaid expenses and other current assets	$—	$7,359	$—	$7,359

For the three months ended and six months ended June 30, 2020, the increase in the reserve is primarily due to the evaluation of certain account balances in connection with negative developments that represent a higher risk of credit default. The allowance for doubtful accounts was established with information available, including reasonable and supportable estimates of future risk, to the Company as of June 30, 2020. There may be further impacts due to COVID-19.
As of June 30, 2019, the allowance for doubtful accounts was $17.8 million.
Revenue Recognition
The Company recognizes revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of net sales of apparel, footwear and accessories, license and Connected Fitness revenue. The Company recognizes revenue when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the unaudited consolidated statements of operations, and therefore do not impact net revenues or costs of goods sold.
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

Revenue from the Company's licensing arrangements is recognized over time during the period that licensees are provided access to the Company's trademarks and benefit from such access through their sales of licensed products. These arrangements require licensees to pay a sales-based royalty, which for most arrangements may be subject to a contractually guaranteed minimum royalty amount. Payments are generally due quarterly. The Company recognizes revenue for sales-based royalty arrangements (including those for which the royalty exceeds any contractually guaranteed minimum royalty amount) as licensed products are sold by the licensee. If a sales-based royalty is not ultimately expected to exceed a contractually guaranteed minimum royalty amount, the minimum is recognized as revenue over the contractual period, if all other criteria of revenue recognition have been met. This sales-based output measure of progress and pattern of recognition best represents the value transferred to the licensee over the term of the arrangement, as well as the amount of consideration that the Company is entitled to receive in exchange for providing access to its trademarks.
Revenue from Connected Fitness subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in the Company's unaudited consolidated balance sheet. Related commission cost is included in selling, general and administrative expense in the unaudited consolidated statement of operations. Revenue from Connected Fitness digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the unaudited consolidated balance sheet. The Company reviews and refines these estimates on at least a quarterly basis. As of June 30, 2020, December 31, 2019 and June 30, 2019, there were $199.0 million, $219.4 million and $241.5 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $59.7 million, $61.1 million and $68.6 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the unaudited consolidated balance sheet.
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses, on the Company's unaudited consolidated balance sheets. As of June 30, 2020, December 31, 2019, and June 30, 2019, contract liabilities were $62.0 million, $60.4 million and $58.4 million, respectively.
For the three and six months ended June 30, 2020, the Company recognized $11.3 million and $31.6 million of revenue that was previously included in contract liabilities as of December 31, 2019. For the three and six months ended June 30, 2019, the Company recognized $13.4 million and $32.6 million of revenue that was previously included in contract liabilities as of December 31, 2018. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $21.7 million and $20.5 million for the three months ended June 30, 2020 and 2019, respectively, and $36.5 million and $42.2 million for the six months ended June 30, 2020 and 2019, respectively.
Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome.
In the first quarter of 2020, the Company performed a qualitative assessment of potential impairment indicators for its investment in Dome and determined that indicators of impairment existed due to impacts from COVID-19. The Company performed a valuation of its investment in Dome and determined that the fair value of its investment is less than its carrying value by $3.7 million. The Company determined this decline in value to be other-than-temporary considering Dome's near and long-term financial forecast. Accordingly, the Company's results for the six months ended June 30, 2020 include the impact of recording a $3.7 million impairment of the Company's equity method investment in Dome during the first quarter. The impairment charge was recorded within income (loss) from equity method investment on the unaudited consolidated statements of operations and as a reduction to the invested balance within other long term assets on the unaudited consolidated balance sheets. The Company calculated fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that it expects the investment to generate in the future.
As of June 30, 2020, December 31, 2019 and June 30, 2019 there was no carrying value, $5.1 million, and $48.6 million, respectively, associated with the Company’s equity investment in Dome. The Company did not record its allocable share of Dome's net loss for the three months ended June 30, 2020 as losses are not recognized in excess of the total investment. The Company recorded its allocable share of Dome’s net loss of $4.5 million for the three months ended June 30, 2019, and $1.4 million and $4.2 million for the six months ended June 30 2020 and 2019, respectively, within income (loss) from equity method investment on the unaudited consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited consolidated balance sheets.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded no license revenues from Dome for the three months ended June 30, 2020, based on the Company's collectability assessment. The Company recorded license revenues from Dome of $5.2 million for the three months ended June 30, 2019, and $6.7 million and $11.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, December 31, 2019, and June 30, 2019, the Company had $3.2 million, $15.6 million, and $5.2 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited consolidated balance sheets.
On March 2, 2020, as part of the Company's acquisition of Triple, the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For the three and six months ended June 30, 2020, the Company recorded the allocable share of UA Sports Thailand’s net loss of $0.2 million and $0.6 million, respectively, within income (loss) from equity method investment on the unaudited consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited consolidated balance sheets. As of June 30, 2020, the carrying value of the Company’s total investment in UA Sports Thailand was $5.0 million. Refer to Note 4 for discussion of the acquisition.

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

Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The ASU provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This ASU is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2022. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intraperiod tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and may be early adopted. The Company has elected to early adopt this standard as of January 1, 2020. The adoption of this ASU did not have a material impact on the unaudited consolidated financial statements or disclosures in 2020. The aspect of this ASU which may have the most significant impact to the Company in future periods is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods that exceeds the anticipated tax benefit for the full year.
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amended the impairment model to utilize an expected loss methodology in place of the previously used incurred loss methodology, which results in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions. The Company adopted this ASU on January 1, 2020 and there was no material impact to the unaudited consolidated financial statements as of the date of adoption. Results for reporting periods as of January 1, 2020 are presented under the new standard, while prior results continue to be reported under the previous standard.
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
The Company recorded $38.9 million and $340.0 million of restructuring and related impairment charges for the three and six months ended June 30, 2020, respectively. The summary of the costs recorded during the three and six months ended June 30, 2020, as well as the Company's current estimates of the amount expected to be incurred during the remainder of 2020 in connection with the 2020 restructuring plan is as follows:

	Restructuring and Related Impairment Charges Recorded		Estimated Restructuring and Related Impairment Charges to be Incurred (1)
(In thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020	Six Months Ending December 31, 2020	Year Ending December 31, 2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$11,000	$11,000
Total costs recorded in cost of goods sold	—	—	11,000	11,000

Costs recorded in restructuring and related impairment charges:
Property and equipment impairment	15,810	22,904	21,096	44,000
ROU asset impairment	—	290,813	—	290,813
Employee related costs	829	829	24,171	25,000
Contract exit costs (2)	14,942	14,942	100,058	115,000
Other restructuring costs	7,356	10,538	28,462	39,000
Total costs recorded in restructuring and related impairment charges	38,937	340,026	173,787	513,813
Total restructuring and related impairment and restructuring related costs	$38,937	$340,026	$184,787	$524,813
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during 2020 in connection with the restructuring plan.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.
All restructuring and related impairment charges are included in the Company's Corporate Other non-operating segment, of which $30.4 million are North America related, $0.3 million are Latin America related, and $0.1 million are EMEA related for the three months ended June 30, 2020 and $328.3 million are North America related, $0.3 million are Latin America related, and $0.1 million are EMEA related for the six months ended June 30, 2020.
The lease term for the Company's New York City flagship store commenced on March 1, 2020 and an operating lease ROU asset and corresponding operating lease liability of $344.8 million was recorded on the Company's unaudited consolidated balance sheet. In March 2020, as a part of the 2020 Restructuring, the Company made the strategic decision to forgo the opening of its New York City flagship store and the property is actively being marketed for sublease. Accordingly, in the first quarter of 2020, the Company recognized a ROU asset impairment of $290.8 million, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the unaudited consolidated statements of operations. There were no related ROU asset impairment charges for the three months ended June 30, 2020.
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
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2020	$462	$17,843	$—
Additions charged to expense	376	2,366	10,533
Cash payments charged against reserve	—	(570)	(3,267)
Changes in reserve estimate	—	42	—
Balance at June 30, 2020	$838	$19,681	$7,266

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
The Company recognized $0.3 million and $1.0 million in acquisition related costs that were expensed during the three and six months ended June 30, 2020, respectively. These costs are included in selling, general and administrative expenses within the unaudited consolidated statement of operations. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

5. Long-Lived Asset and Goodwill Impairment
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2020. In the first quarter of 2020, the Company performed undiscounted cash flow analyses on it's long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company estimated the fair values of these long-lived assets based on their discounted cash flows or market rent assessments. The Company compared these estimated fair values to the net carrying values. The Company recognized $83.8 million of long-lived asset impairment charges for the six months ended June 30, 2020. The long-lived impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the related asset balances on the unaudited consolidated balance sheets. The long-lived asset impairment charges are included within the Company's operating segments as follows: $43.4 million recorded in North America, $25.5 million recorded in Asia-Pacific, $12.8 million recorded in Latin America, and $2.1 million recorded in EMEA for the six months ended June 30, 2020. There were no triggering events or long-lived asset impairment charges recorded for the three months ended June 30, 2020.
The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions.
Additionally, the Company recognized $290.8 million of long-lived asset impairment charges related to the Company's New York City flagship store, which was recorded in connection with the Company's 2020 Restructuring Plan for the six months ended June 30, 2020. Refer to Note 3 for further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. In the first quarter of 2020, the Company performed discounted cash flow analyses and determined that the estimated fair values of the Latin America reporting unit and the Canada reporting unit, within the North America operating segment, no longer exceeded its carrying value, resulting in an impairment of goodwill. The Company recognized goodwill impairment charges of $51.6 million for the six months ended June 30, 2020 for these reporting units. The goodwill impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the goodwill balance within goodwill on the unaudited consolidated balance sheets. There were no triggering events or goodwill impairment charges recorded for the three months ended June 30, 2020.
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
As of March 31, 2020, the fair value of each of the Company's other reporting units substantially exceeded its carrying value with the exception of the EMEA reporting unit. The fair value of the EMEA reporting unit exceeded its carrying value by 16%. Holding all other assumptions used in the fair value measurement of the EMEA reporting unit constant, a reduction in the growth rate of revenue by 1.5 percentage points or a reduction in the growth rate of net income by 2.3 percentage points would eliminate the headroom. No events occurred during the three and six months ended June 30, 2020 that indicated it was more likely than not that goodwill was impaired for this reporting unit.
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2019	318,288	106,066	79,168	46,656	—	550,178
Effect of currency translation adjustment	(1,573)	(3,462)	3,726	(10,426)	—	(11,735)
Impairment	(15,345)	—	—	(36,230)	—	(51,575)
Balance as of June 30, 2020	$301,370	$102,604	$82,894	$—	$—	$486,868

6. Leases
The Company enters into operating leases both domestically and internationally, to lease certain warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the unaudited consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the unaudited consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the quarter ended June 30, 2020.
As the rate implicit in the lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency for international leases.
Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the unaudited consolidated statements of operations in the period in which the obligation for those payments is incurred. Variable lease payments primarily consist of payments dependent on sales in brand and factory house stores. The Company has elected to combine lease and non-lease components in the determination of lease costs for its leases. The lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain to exercise those options.

The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $33.9 million and $38.7 million for the three months ended June 30, 2020 and 2019, respectively, and $71.7 million and $75.8 million for the six months ended June 30, 2020 and 2019, respectively, under non-cancelable operating lease agreements. The operating lease costs include $0.6 million and $3.2 million in variable lease payments, for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively.
As a result of the impacts of COVID-19, the Company sought concessions from landlords for certain leases of brand and factory house stores in the form of rent deferrals or rent waivers. Consistent with updated guidance from the FASB in April 2020, the Company elected to account for the accounting policy of treating these concessions as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial change in the Company's obligations. The Company's rent deferrals had no impact to rent expense during the three and six months ended June 30, 2020 and amounts deferred and payable in future periods have been included in short term lease liability on the Company's unaudited consolidated balance sheet as of June 30, 2020. The Company's rent waivers, which were recorded as a reduction of rent expense, were not material for the three and six months ended June 30, 2020.
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019
Weighted average remaining lease term (in years)	9.40	7.10
Weighted average discount rate	3.92	4.30
Supplemental cash flow and other information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$37,517	$33,599	$75,313	$50,852
Leased assets obtained in exchange for new operating lease liabilities	$9,994	$26,056	$374,893	$30,100
Maturities of lease liabilities are as follows:

(In thousands)
2020	$88,052
2021	183,938
2022	156,279
2023	139,553
2024	121,711
2025 and thereafter	561,369
Total lease payments	$1,250,902
Less: Interest	210,029
Total present value of lease liabilities (1)	$1,040,873
(1) Amounts above reflect lease liabilities associated with the Company's New York City flagship store lease, which commenced on March 1, 2020. However, refer to Note 3 for discussion of the impairment of the associated ROU lease asset.
As of June 30, 2020, the Company has additional operating lease obligations that have not yet commenced of approximately $3.0 million which are not reflected in the table above.

7. Long Term Debt
Credit Facility
In May 2020, the Company entered into an amendment to the amended and restated credit agreement, dated as of March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "prior credit agreement", as amended, the "amended credit agreement” or "the revolving credit facility"). As described below, the amended credit agreement provides the Company with certain relief from and revisions to its financial covenants for specified periods, which the Company expects will provide it with sufficient access to liquidity during the ongoing disruption related to the COVID-19 pandemic.
The amended credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.1 billion of borrowings, a reduction from the $1.25 billion of commitments under the prior credit agreement. As of June 30, 2020, there was $250 million outstanding under the revolving credit facility. During the three months ended June 30, 2020, the Company repaid $450 million of borrowings under the revolving credit facility, which the Company had borrowed as a precautionary measure in order to increase its cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 pandemic. These amounts were primarily repaid using the net proceeds of the Company’s issuance of Convertible Senior Notes, as described below. As of December 31, 2019 and June 30, 2019, there were no amounts outstanding under the revolving credit facility.
Except during the covenant suspension period (as defined below), at the Company's request and the lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $14.7 million, $5.0 million and $4.6 million of letters of credit outstanding as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
The obligations of the Company under the amended credit agreement, which under the prior credit agreement were unsecured and not guaranteed by subsidiaries, are guaranteed by certain domestic significant subsidiaries of the Company, subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of the Company holding certain real property and other customary exceptions.
As with the prior credit agreement, the amended credit agreement contains negative covenants that limit the Company's ability to engage in certain transactions. The negative covenant governing the incurrence of indebtedness of the Company and its subsidiaries affords $50.0 million of additional capacity for secured debt, while the capacity to incur $100.0 million of additional unsecured debt remains unchanged from the prior credit agreement. The Company’s future investments in and loans to non-guarantor subsidiaries are subject to additional limitations under the amended credit agreement, as is the ability of the Company to sell assets outside the ordinary course of business. The amended credit agreement further provides for a temporary suspension of the Company’s ability to make certain voluntary restricted payments during the covenant suspension period.
The amended credit agreement also contains financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios during specified periods. Under the prior credit agreement, the Company was required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0 (the “interest coverage covenant”) and was not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the “leverage covenant”), as described in more detail in the prior credit agreement. The amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio) and the interest coverage covenant beginning with the quarter ended June 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the “covenant suspension period”) as summarized below and described in more detail in the amended credit agreement:
•For the fiscal quarter ended June 30, 2020, the interest coverage covenant is suspended and the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.5 to 1.0.

•For the fiscal quarters ending September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, compliance with the interest coverage covenant and the leverage covenant are both suspended. Beginning on September 30, 2020 through and including December 31, 2021, the Company must instead maintain minimum liquidity of $550.0 million (the “liquidity covenant”) (with liquidity being the sum of certain cash and cash equivalents held by the Company and its subsidiaries and available borrowing capacity under the amended credit agreement).
•For the fiscal quarter ending September 30, 2021, the interest coverage covenant is suspended, the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.5 to 1.0 and the Company must comply with the liquidity covenant.
•For the fiscal quarter ending December 31, 2021, the interest coverage covenant is suspended, the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.0 to 1.0 and the Company must comply with the liquidity covenant.
•Beginning on January 1, 2022, the liquidity covenant is terminated. For the fiscal quarter ending March 31, 2022, the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 3.5 to 1.0 and the interest coverage covenant will require that the ratio of consolidated EBITDA to consolidated interest expense be greater than or equal to 3.5 to 1.0.
As of June 30, 2020, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature and similar to the prior credit agreement, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
During the covenant suspension period, the applicable margin for loans will be 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 2.2% during the three months ended June 30, 2020, and 2.3% and 3.6% for the six months ended June 30, 2020 and 2019, respectively. During the covenant suspension period, the commitment fee rate will be 0.40% per annum. Otherwise, the Company pays a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2020, the commitment fee was 15.0 basis points. The Company incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.
1.50% Convertible Senior Notes
In May 2020, the Company issued $500.0 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at the rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) was $488.8 million, after deducting the initial purchasers’ discount and estimated offering expenses paid by the Company, of which the Company used $47.9 million to pay the cost of the capped call transactions described below. The Company utilized $439.9 million to repay indebtedness outstanding under its revolving credit facility and pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of the Company’s subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of the Company’s Class C common stock or a combination of cash and shares of Class C common stock, at the Company’s election as described further below. The initial conversion rate is 101.8589 shares of the Company’s Class C common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C common stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, the Convertible Senior Notes will be convertible only upon satisfaction of one or more of the following conditions:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class C common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class C common stock and the conversion rate on each such trading day;
•upon the occurrence of specified corporate events or distributions on the Company’s Class C common stock; or
•if the Company calls any Convertible Senior Notes for redemption prior to the close of business on the business day immediately preceding January 1, 2024.
On or after January 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
On or after December 6, 2022, the Company may redeem for cash all or any part of the Convertible Senior Notes, at its option, if the last reported sale price of the Company’s Class C common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change (as defined in the indenture governing the Convertible Senior Notes) prior to the maturity date, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Senior Notes in principal amounts of $1,000 or an integral multiple thereof at a price which will be equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Concurrently with the offering of the Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association and Citibank, N.A. (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to the Company’s Class C common stock upon any conversion of Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $13.4750 per share of the Company’s Class C common stock, representing a premium of 75% above the last reported sale price of the Company’s Class C common stock on May 21, 2020, and is subject to certain adjustments under the terms of the capped call transactions.
The Convertible Senior Notes contain a cash conversion feature, and as a result, the Company has separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.
In connection with the Convertible Senior Notes issuance, the Company incurred deferred financing costs of $12.0 million, primarily related to fees paid to the initial purchasers of the offering, as well as legal and accounting fees. These costs were allocated on a pro rata basis, with $9.7 million allocated to the debt component and $2.3 million allocated to the equity component.
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 7%.

The Convertible Senior Notes consist of the following components:

(In thousands)	June 30, 2020	June 30, 2019
Liability component
Principal	$500,000	$—
Unamortized debt discount	(92,777)	—
Unamortized issuance costs	(9,611)	—
Net carrying amount	$397,612	$—

Equity component, net of issuance costs	$92,253	$—
Interest expense related to the Convertible Senior Notes consists of the following as of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Coupon interest	$625	$—	$625	$—
Non-cash amortization of debt discount	1,740	—	1,740	—
Amortization of deferred financing costs	204	—	204	—
Convertible senior notes interest expense	$2,569	$0	$2,569	$0

In connection with the issuance of the Convertible Senior Notes, the Company recorded a $12.1 million net deferred tax liability and a corresponding reduction in valuation allowance. As a result, there was no net impact to the Company’s deferred income taxes or additional paid in capital on the unaudited consolidated balance sheet.
3.250% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Senior Notes”). Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Senior Notes at any time, or from time to time, at redemption prices described in the indenture governing the Senior Notes. The indenture governing the Senior Notes contains negative covenants that limit the Company’s ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.3 million in financing costs in connection with the Senior Notes.
Interest Expense
Interest expense, net, was $11.3 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively, and $17.3 million and $10.2 million for the six months ended June 30, 2020 and 2019, respectively, inclusive of amounts related to the Senior Convertible Notes, as detailed above. Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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

In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “District Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Action”). On August 4, 2017, the lead plaintiff in the Consolidated Action, North East Scotland Pension Fund, joined by named plaintiff Bucks County Employees Retirement Fund, filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s then-Chief Executive Officer, Kevin Plank, and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleged violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017. The Amended Complaint also asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016. The Securities Act claims were asserted against the Company, Mr. Plank, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleged that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
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
Patel v. Under Armour, Inc. and Waronker v. Under Armour, Inc.
On November 6, 2019, a purported shareholder of the Company filed a securities case in the United States District Court for the District of Maryland against the Company and the Company’s then-Chief Executive Officer, Kevin Plank, Chief Financial Officer, David Bergman, and then-Chief Operating Officer, Patrik Frisk, as well as former Chief Financial Officer Lawrence Molloy (captioned Patel v. Under Armour, Inc., No 1:19-cv-03209-RDB). The complaint alleges violations of Section 10(b) (and Rule 10b-5) of the Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaint. The complaint claims that the defendants’ disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission since July 2017. The class period identified in the complaint is August 3, 2016 through November 1, 2019, inclusive.
On December 17, 2019, a purported shareholder of the Company filed a securities case in the United States District Court for the District of Maryland against the Company, Mr. Plank, Mr. Bergman, Mr. Frisk, and two former Chief Financial Officers of the Company (captioned Waronker v. Under Armour, Inc., No. 1:19-cv-03581-RDB). Like the Patel complaint, the Waronker complaint alleges violations of Section 10(b) (and Rule 10b-5) of the

Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaint. The complaint claims that the defendants’ disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice and the United States Securities and Exchange Commission since July 2017. The class period identified in the complaint is September 16, 2015 through November 1, 2019, inclusive.
The Court has not consolidated these cases or appointed a lead plaintiff and the Company has no pending deadline to respond to the complaint in either of these actions. As described above, the Court indicated in a January 22, 2020 decision in the In re Under Armour Securities Litigation case that it anticipated consolidating these cases with that matter and appointing the lead plaintiff in In re Under Armour Securities Litigation as the lead plaintiff over the consolidated cases, in the event that the Fourth Circuit remands the In re Under Armour Securities Litigation case.
The Company believes that the claims are without merit and intends to defend the lawsuits vigorously. However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of these matters.
Derivative Complaints
In June and July 2018, three purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively), and those cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). The operative complaints in these cases name Mr. Plank, certain other members of the Company’s Board of Directors and certain former Company executives as defendants, and name the Company as a nominal defendant. The operative complaints include allegations similar to those in the In re Under Armour Securities Litigation matter discussed above that challenges, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products and stock sales by certain individual defendants. The operative complaints in each of these cases assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
The operative complaint in the Kenney matter also makes allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore Development Company, LLC (“Sagamore”)). Sagamore purchased the parcels in 2014. Its total investment in the parcels was approximately $72.0 million, which included the initial $35.0 million purchase price for the property, an additional $30.6 million to terminate a lease encumbering the property and approximately $6.4 million of development costs. As previously disclosed, in June 2016, the Company purchased the unencumbered parcels for $70.3 million in order to further expand the Company’s corporate headquarters to accommodate its growth needs. The Company negotiated a purchase price for the parcels that it determined represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels. In connection with its evaluation of the potential purchase, the Company engaged an independent third-party to appraise the fair market value of the parcels, and the Audit Committee of the Company’s Board of Directors engaged its own independent appraisal firm to assess the parcels. The Audit Committee determined that the terms of the purchase were reasonable and fair, and the transaction was approved by the Audit Committee in accordance with the Company’s policy on transactions with related persons. The operative complaint asserts breach of fiduciary duty and corporate waste claims against the individual defendants in connection with the Company’s purchase of these parcels and a claim against Sagamore for supposedly aiding and abetting those alleged breaches.
Both actions are currently stayed. The Andersen action was stayed between December 2018 and August 2019 pursuant to a court order. In September 2019, pursuant to an agreement between the parties, the court in the Andersen action entered an order staying that case pending the resolution of the Appeal in In re Under Armour Securities Litigation. On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the In re Under Armour Securities Litigation and an earlier-filed derivative action asserting similar claims relating to the Company’s purchase of parcels in Port Covington (which action has since been dismissed in its entirety).
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
Wells Notices
In addition to the Company’s material pending legal proceedings, as previously disclosed, in July 2020, the Company, as well as Kevin Plank and David Bergman (together, the “Executives”), received “Wells Notices” from the SEC relating to the Company’s disclosures covering the third quarter of 2015 through the period ending December 31, 2016, regarding the use of “pull forward” sales in connection with revenue during those quarters. The Wells Notices informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules promulgated thereunder. The Wells Notices delivered to the Executives also reference potential charges related to the Executives’ participation in the Company’s violations, as well as control person liability under the Exchange Act.
The potential relief to be sought referenced in the Wells Notices included an injunction, a cease-and-desist order, disgorgement, prejudgment interest, and civil monetary penalties, as well as, in the case of the Executives, a bar from serving as an officer or director of a public company. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, and to date no legal proceedings have been brought against the Company or the Executives with respect to this matter. The Company and the Executives maintain that their actions were appropriate and intend to pursue the Wells Notice process, which will include the opportunity to respond to the SEC Staff’s position, and also expect to engage in a dialogue with the SEC Staff to work toward a resolution of this matter.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets (liabilities) measured at fair value on a recurring basis are set forth in the table below:

	June 30, 2020			December 31, 2019			June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 11)	$—	$18,796	$—	$—	$(7,151)	$—	$—	$8,599	$—
TOLI policies held by the Rabbi Trust	—	6,378	—	—	6,543	—	—	6,092	—
Deferred Compensation Plan obligations	—	(12,129)	—	—	(10,839)	—	—	(9,860)	—
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
As of June 30, 2020, the fair value of the Company's Convertible Senior Notes was $569.0 million. As of June 30, 2020, December 31, 2019, and June 30, 2019, the fair value of the Company's Senior Notes was $530.1 million, $587.5 million and $567.2 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of June 30, 2020, December 31, 2019 and June 30, 2019. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10. Stock Based Compensation
Performance-Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. The Company did not grant any performance-based restricted stock units or stock options during the three or six months ended June 30, 2020. During 2019, the Company granted performance-based restricted stock units or stock options with vesting conditions tied to the achievement of revenue and operating income targets for 2019 and 2020. As of March 31, 2020, the Company deemed the achievement of these revenue and operating income targets improbable, accordingly, a reversal of $2.9 million of expense was recorded for the performance-based restricted stock units and stock options. No expense for these awards has been recorded during the three months ended June 30, 2020.

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2020, the Company has hedge instruments, primarily for British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, Euro/U.S. Dollar, U.S. Dollar/Japanese Yen, and U.S. Dollar/Mexican Peso currency pairs. All derivatives are recognized on the unaudited consolidated balance sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments within the unaudited consolidated balance sheets. Refer to Note 9 for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	June 30, 2020	December 31, 2019	June 30, 2019
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$19,441	$4,040	$10,427
Foreign currency contracts	Other long term assets	1,709	24	694
Interest rate swap contracts	Other long term assets	—	—	—
Total derivative assets designated as hedging instruments		$21,150	$4,064	$11,121

Foreign currency contracts	Other current liabilities	$16	$8,772	$2,425
Foreign currency contracts	Other long term liabilities	—	$2,443	$133
Total derivative liabilities designated as hedging instruments		$16	$11,215	$2,558

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,106	$2,337	$1,112
Total derivative assets not designated as hedging instruments		$1,106	$2,337	$1,112

Foreign currency contracts	Other current liabilities	$4,494	$9,510	$8,830
Total derivative liabilities not designated as hedging instruments		$4,494	$9,510	$8,830

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$707,640	$1,489	$1,191,729	$4,420	$1,637,880	$3,277	$2,396,451	$8,212
Cost of goods sold	358,471	1,565	637,408	1,468	857,727	2,683	1,297,343	2,208
Interest expense, net	(11,336)	(9)	(5,988)	(9)	(17,296)	(18)	(10,226)	1,616
Other expense, net	(4,843)	—	(1,128)	152	(3,309)	21	(1,795)	792

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of March 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	37,965	(8,716)	3,049	26,200
Interest rate swaps	(568)	—	(9)	(559)
Total designated as cash flow hedges	$37,397	$(8,716)	$3,040	$25,641

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	(6,005)	38,159	5,954	26,200
Interest rate swaps	(577)	—	(18)	(559)
Total designated as cash flow hedges	$(6,582)	$38,159	$5,936	$25,641

(In thousands)	Balance as of March 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	11,765	5,870	6,040	11,595
Interest rate swaps	(604)	—	(9)	(595)
Total designated as cash flow hedges	$11,161	$5,870	$6,031	$11,000

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	21,908	899	11,212	11,595
Interest rate swaps	954	67	1,616	(595)
Total designated as cash flow hedges	$22,862	$966	$12,828	$11,000

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other expense, net	$(4,843)	$841	$(1,128)	$(1,706)	$(3,309)	$(1,985)	$(1,795)	$(2,155)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2020, December 31, 2019 and June 30, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $462.3 million, $879.8 million and $597.1 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 for a discussion of long term debt. As of June 30, 2020, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the unaudited consolidated statements of operations in the same manner as the underlying exposure.
The Company evaluated the probability of certain hedged forecasted transactions and determined certain transactions, against which hedges were designated, were no longer probable of occurring by the end of the originally specified time period, as a result of the impacts of COVID-19. The amounts recorded in other income (expense), previously recorded in accumulated other comprehensive income, as a result of the discontinuance of cash flow hedges were not material for the three and six months ended June 30, 2020.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2020, December 31, 2019 and June 30, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $319.1 million, $304.2 million and $464.7 million, respectively.
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

12. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were 1.7% and 30.9% for the three months ended June 30, 2020 and 2019, respectively. The change in the Company’s effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period and the impact of recording valuation allowances against the majority of 2020 losses forecasted in the United States and against all 2020 losses forecasted in China during the three months ended June 30, 2020.
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

The Company’s effective tax rate for the three months ended June 30, 2020 includes the income tax accounting impacts of the CARES Act. More specifically, the effective tax rate includes a benefit for the portion of forecasted 2020 net operating losses in the United State federal jurisdiction able to be carried back to offset taxable income in the five-year carryback period. This benefit partially offsets the impact of recording valuation allowances against the majority of the Company’s deferred tax assets in the United States federal jurisdiction.
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

As noted in the Company's Annual Report on Form 10-K, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of December 31, 2019 the Company believed the weight of the positive evidence outweighed the negative evidence regarding the realization of the Company’s United States federal deferred tax assets and no valuation allowance was recorded. However, the weight of the negative evidence outweighed the positive evidence regarding the realization of the majority of the Company’s United States state deferred tax assets and a valuation allowance was recorded.
Based on developments during the first quarter of 2020, including the negative economic impact of the COVID-19 pandemic and an increase in the range of pre-tax charges forecast to be incurred in connection with the 2020 Restructuring Plan, the Company no longer believes it is more likely than not that a majority of the Company’s U.S. federal deferred tax assets will be realized. As such, the Company has recorded a valuation allowance on the portions which are not forecasted to be utilized with the 2020 net operating loss carryback. Additionally, based on similar factors, the Company no longer believes it is more likely than not that the China deferred tax assets will be realized and the Company has recorded a valuation allowance on these deferred tax assets. The Company will continue to evaluate the Company’s ability to realize its deferred tax assets on a quarterly basis.

13. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income (loss)	$(182,895)	$(17,349)	$(772,576)	$5,128
Denominator
Weighted average common shares outstanding Class A, B and C	454,121	451,066	453,496	450,411
Effect of dilutive securities Class A, B, and C	—	—	—	3,306
Weighted average common shares and dilutive securities outstanding Class A, B, and C	454,121	451,066	453,496	453,717

Basic net income (loss) per share of Class A, B and C common stock	$(0.40)	$(0.04)	$(1.70)	$0.01
Diluted net income (loss) per share of Class A, B and C common stock	$(0.40)	$(0.04)	$(1.70)	$0.01

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Due to the Company being in a net loss position for the three and six months months ended June 30, 2020, and the three months ended June 30, 2019, there were no warrants, stock options, or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive. In addition, due to the Company being in a net loss position for the three and six months ended June 30, 2020, there was no conversion option on the Convertible Senior Notes included in the computation of diluted earnings per share, as their effect would have been anti-dilutive. Stock options and restricted stock units representing 2.5 million shares of Class A and C common stock outstanding for the six months ended June 30, 2019 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net revenues
North America	$449,702	$816,220	$1,058,682	$1,659,469
EMEA	89,125	145,320	227,029	279,424
Asia-Pacific	123,265	154,113	218,951	298,398
Latin America	11,147	39,721	64,235	88,909
Connected Fitness	32,912	31,935	65,706	62,039
Corporate Other (1)	1,489	4,420	3,277	8,212
Total net revenues	$707,640	$1,191,729	$1,637,880	$2,396,451
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating income (loss)
North America	$30,759	$139,198	$26,986	$299,471
EMEA	(698)	10,493	3,006	22,711
Asia-Pacific	(12,447)	19,647	(49,288)	39,450
Latin America	(4,374)	(3,891)	(52,558)	(4,250)
Connected Fitness	3,691	11	7,391	1,080
Corporate Other	(186,605)	(176,940)	(663,391)	(334,685)
Total operating income (loss)	(169,674)	(11,482)	(727,854)	23,777
Interest expense, net	(11,336)	(5,988)	(17,296)	(10,226)
Other expense, net	(4,843)	(1,128)	(3,309)	(1,795)
Income (loss) before income taxes	$(185,853)	$(18,598)	$(748,459)	$11,756

Net revenues by product category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Apparel	$425,858	$739,736	$1,024,145	$1,514,366
Footwear	185,089	284,080	394,777	576,627
Accessories	56,104	106,250	123,852	188,242
Net Sales	667,051	1,130,066	1,542,774	2,279,235
License revenues	6,188	25,308	26,123	46,965
Connected Fitness	32,912	31,935	65,706	62,039
Corporate Other (1)	1,489	4,420	3,277	8,212
Total net revenues	$707,640	$1,191,729	$1,637,880	$2,396,451
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

Net revenues by distribution channel are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Wholesale	$299,182	$707,388	$890,954	$1,525,319
Direct to Consumer	367,869	422,678	651,820	753,916
Net Sales	667,051	1,130,066	1,542,774	2,279,235
License revenues	6,188	25,308	26,123	46,965
Connected Fitness	32,912	31,935	65,706	62,039
Corporate Other (1)	1,489	4,420	3,277	8,212
Total net revenues	$707,640	$1,191,729	$1,637,880	$2,396,451
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations, our plans to reduce our operating expenses, anticipated charges and restructuring costs, the timing of these measures and projected savings related to our restructuring plans, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.

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
•our ability to access capital and financing required to manage our business on terms acceptable to us;
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
Our net revenues grew to $5,267.1 million in 2019 from $3,963.3 million in 2015. We believe that our growth in net revenues was driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels and international expansion. While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.
During the first quarter of 2020, we took action to close substantially all of our brand and factory house stores based on regional conditions and a majority of our stores remained closed into the second quarter of 2020. The following is a summary of our owned and operated store closures and their current status:
•North America: Beginning in mid-March we closed all of our stores in the North America operating segment, which remained closed through the end of April. We began a progressive re-opening of stores in May and more than 85% of our stores were open by the end of June.
•EMEA: Beginning in mid-March we closed all of our stores in the EMEA operating segment, of which, over 65% remained closed through the end of April. We continued the re-opening of stores in May and more than 95% of our stores were open by the end of June.
•Asia-Pacific: Stores in China were closed from late-January through early-March, when a slowly progressive re-opening process started. Stores in the remainder of the Asia-Pacific operating segment were also closed from time to time based on local conditions. More than 80% of our stores were open by the end of April and over 95% of the stores were open by the end of June.
•Latin America: Beginning in mid-March we closed all of our stores in the Latin America operating segment, which remained closed in April and through the end of May. We began a progressive re-opening of stores in June and more than 25% of our stores were open by the end of June.
Additionally, throughout this time, many of our wholesale customers also closed their stores or operated them at limited capacity. As this pandemic progressed, we estimated that, in mid-May, approximately 80% of locations where our products are sold were closed. By the end of May and throughout June, our owned and partner doors and those of our wholesale customers began reopening, though they continued to operate at limited capacity and experienced significantly decreased traffic. By the end of June, over 90% of our owned and partner doors had reopened, and most of our wholesale customers had also reopened their stores. Throughout the second quarter, as stores remained closed, we experienced significant growth in our global e-commerce business. Although we expect e-commerce sales to represent a higher portion of our overall business in 2020, sales in this channel have historically represented a small percentage of our total revenue. For example, in 2019 sales through our direct to consumer channel represented 34% of net revenues, with our e-commerce business representing less than half of the total direct to consumer business.
Our business operations and financial performance for the three and six months ended June 30, 2020 were materially impacted by the developments discussed above, including decreases in net revenue and decreases in overall profitability as compared to the prior year. These developments have further required us to recognize certain long-lived asset and goodwill impairment charges, discussed in further detail below, and record valuation allowances on the majority of our deferred tax assets and recognize impairment on certain equity method investments.
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
As we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. During the second quarter of 2020, we amended our credit agreement which provides temporary relief from or revisions to certain of our financial covenants in the near-term, providing us with improved access to liquidity during this time period. We also completed a sale of $500 million of Convertible Senior Notes, the net proceeds of which we used to repay amounts outstanding under our amended credit agreement. Additional actions include, among others, reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our vendors, including revised lease terms with landlords in the form of rent deferrals or rent waivers, reductions in compensation costs, including through temporary reductions in pay, layoffs and decreases in incentive compensation, and limiting certain marketing and capital expenditures. Further, in connection with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and similar legislation in foreign jurisdictions, we recognized payroll subsidies totaling $4.6 million and $5.2 million under these wage subsidy programs and similar plans in other jurisdictions for the three and six months ended June 30, 2020. The subsidies were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the unaudited consolidated statement of operations.
We do expect the pandemic to continue to have a material impact on our financial condition, results of operations and cash flows from operations in future periods. For the remainder of our 2020 fiscal year, we expect net revenues and profitability to be materially lower than the prior year period. Specifically, in the fourth quarter of 2020 we are expecting a larger percentage decline in net revenues due to expected year-end timing impacts from COVID-19 due to customer-requested order flow and product availability through our supply chain, resulting in more deliveries in early 2021 versus late 2020. Further, we could experience material impacts, in addition to those noted above, including, but not limited to, increased sales-related reserves, increased charges from allowance for doubtful accounts, charges from adjustments of the carrying amount of inventory, increased cost of product, costs to alter production plans, changes in the designation of our hedging instruments, volatility in our effective tax rate and impacts to cash flows from operations due to delays in cash receipts from customers. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. Given that the current circumstances are dynamic and highly uncertain, we cannot reasonably estimate the impact of future store closures and shopping behaviors, including the related impact on store traffic patterns, conversion or overall consumer demand. For a more complete discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and those included in this Quarterly Report on Form 10-Q.

Quarterly Results
Financial highlights for the three months ended June 30, 2020 as compared to the prior year period include:
•Net revenues decreased 40.6%.
•Wholesale and direct-to-consumer revenue decreased 57.7% and 13.0%, respectively.
•Apparel, footwear and accessories revenue decreased 42.4%, 34.8% and 47.2%, respectively.
•Revenue in our North America, Asia-Pacific, Latin America and EMEA segments decreased 44.9%, 20.0%, 71.9% and 38.7%, respectively.
•Gross margin increased 280 basis points.
•Selling, general and administrative expense decreased 15.2%.
•Restructuring and impairment charges were $38.9 million. There were no long-lived asset or goodwill impairment charges.

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
We recorded $38.9 million and $340.0 million of restructuring and related impairment charges for the three and six months ended June 30, 2020, respectively, including the right of use asset ("ROU") impairment related to our New York City flagship store. The summary of the costs recorded during the three and six months ended June 30, 2020, as well as our current estimates of the amount expected to be incurred during the remainder of 2020 in connection with the 2020 restructuring plan is as follows:

	Restructuring and Related Impairment Charges Recorded		Estimated Restructuring and Related Impairment Charges to be Incurred (1)
(In thousands)	Three months ended June 30, 2020	Six months ended June 30, 2020	Six Months Ending December 31, 2020	Year Ending December 31, 2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$11,000	$11,000
Total costs recorded in cost of goods sold	—	—	11,000	11,000

Costs recorded in restructuring and related impairment charges:
Property and equipment impairment	15,810	22,904	21,096	44,000
ROU asset impairment	—	290,813	—	290,813
Employee related costs	829	829	24,171	25,000
Contract exit costs (2)	14,942	14,942	100,058	115,000
Other restructuring costs	7,356	10,538	28,462	39,000
Total costs recorded in restructuring and related impairment charges	38,937	340,026	173,787	513,813
Total restructuring and related impairment and restructuring related costs	$38,937	$340,026	$184,787	$524,813
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken during 2020 in connection with the restructuring plan.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.
All restructuring and related impairment charges are included in our Corporate Other non-operating segment, of which $30.4 million are North America related, $0.3 million are Latin America related, and $0.1 million are EMEA related for the three months ended June 30, 2020 and $328.3 million are North America related, $0.3 million are Latin America related, and $0.1 million are EMEA related for the six months ended June 30, 2020.
The lease term for our New York City flagship store commenced on March 1, 2020 and an operating lease ROU asset and corresponding operating lease liability of $344.8 million was recorded on our unaudited consolidated balance sheet. In March, as a part of the 2020 Restructuring, we made the strategic decision to forgo the opening of our New York City flagship store and the property is actively being marketed for sublease. We recognized a ROU asset impairment of $290.8 million for the six months ended June 30, 2020, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on our forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the unaudited consolidated statements of operations. There were no related ROU asset impairment charges for the three months ended June 30, 2020.
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
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2020. In the first quarter of 2020, we performed undiscounted cash flow analyses of our long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, we determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. We estimate the fair values of these long-lived assets based on their discounted cash flows or market rent assessments. We compared these estimated fair values to the net carrying values. As a result, we recognized $83.8 million of long-lived asset impairment charges for the six months ended June 30, 2020. The long-lived impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the related asset balances on the unaudited consolidated balance sheets. The long-lived asset impairment charges are included with our operating segments as follows: $43.4 million recorded in North America, $25.5 million recorded in Asia-Pacific, $12.8 million recorded in Latin America, and $2.1 million recorded in EMEA for the six months ended June 30, 2020. There were no triggering events or long-lived asset impairment charges recorded for the three months ended June 30, 2020.
The significant estimates, all of which are considered Level 3 inputs, used in the fair value methodology include: management's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions.
Additionally, we recognized $290.8 million of long-lived asset impairment charges related to our New York City flagship store, which was recorded in connection with our 2020 Restructuring Plan for the six months ended June 30, 2020. Refer to the 2020 Restructuring section above for further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis for all of our reporting units as of March 31, 2020. In the first quarter of 2020, we performed discounted cash flow analyses and determined that the estimated fair values of Latin America reporting unit and Canada reporting unit, related, within our North America operating segment, no longer exceeded its carrying value, resulting in an impairment of goodwill. We recognized goodwill impairment charges of $51.6 million for the six months ended June 30, 2020 for these reporting units. The goodwill impairment charge was recorded within restructuring and impairment on the unaudited consolidated statements of operations and as a reduction to the goodwill balance within goodwill on the unaudited consolidated balance sheets. The goodwill impairment charges are included with our operating segments as follows: $15.4 million recorded in North America and $36.2 million recorded in Latin America for the six months ended, June 30, 2020. There were no triggering events or goodwill impairment charges recorded for the three months ended June 30, 2020.
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
As of March 31, 2020, the fair value of each of our other reporting units substantially exceeded its carrying value with the exception of our EMEA reporting unit. The fair value of our EMEA reporting unit exceeded its carrying value by 16%. Holding all other assumptions used in the fair value measurement of the EMEA reporting unit constant, a reduction in the growth rate of revenue by 1.5 percentage points or a reduction in the growth rate of net income by 2.3 percentage points would eliminate the headroom. No events occurred during the three and six months ended June 30, 2020 that indicated it was more likely than not that goodwill was impaired for this reporting unit.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold, however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $21.7 million and $20.5 million for the three months ended June 30, 2020 and 2019, respectively, and $36.5 million and $42.2 million for the six months ended June 30, 2020 and 2019, respectively.
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

Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net revenues	$707,640	$1,191,729	$1,637,880	$2,396,451
Cost of goods sold	358,471	637,408	857,727	1,297,343
Gross profit	349,169	554,321	780,153	1,099,108
Selling, general and administrative expenses	479,906	565,803	1,032,607	1,075,331
Restructuring and impairment charges	38,937	—	475,400	—
Income (loss) from operations	(169,674)	(11,482)	(727,854)	23,777
Interest expense, net	(11,336)	(5,988)	(17,296)	(10,226)
Other expense, net	(4,843)	(1,128)	(3,309)	(1,795)
Income (loss) before income taxes	(185,853)	(18,598)	(748,459)	11,756
Income tax expense (benefit)	(3,137)	(5,740)	18,410	2,391
Loss from equity method investments	(179)	(4,491)	(5,707)	$(4,237)
Net income (loss)	$(182,895)	$(17,349)	$(772,576)	$5,128

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.7%	53.5%	52.4%	54.1%
Gross profit	49.3%	46.5%	47.6%	45.9%
Selling, general and administrative expenses	67.8%	47.5%	63.0%	44.9%
Restructuring and impairment charges	5.5%	—%	29.0%	—%
Income (loss) from operations	(24.0)%	(1.0)%	(44.4)%	1.0%
Interest expense, net	(1.6)%	(0.5)%	(1.1)%	(0.4)%
Other expense, net	(0.7)%	(0.1)%	(0.2)%	(0.1)%
Income (loss) before income taxes	(26.3)%	(1.6)%	(45.7)%	0.5%
Income tax expense (benefit)	(0.4)%	(0.5)%	1.1%	0.1%
Loss from equity method investment	—%	(0.4)%	(0.3)%	(0.2)%
Net income (loss)	(25.8)%	(1.5)%	(47.2)%	0.2%

Consolidated Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net revenues decreased $484.1 million, or 40.6%, to $707.6 million for the three months ended June 30, 2020, from $1,191.7 million during the same period in 2019. Net revenues by product category are summarized below:

	Three Months Ended June 30,
(In thousands)	2020	2019
Apparel	$425,858	$739,736
Footwear	185,089	284,080
Accessories	56,104	106,250
Net Sales	667,051	1,130,066
License revenues	6,188	25,308
Connected Fitness	32,912	31,935
Corporate Other (1)	1,489	4,420
Total net revenues	$707,640	$1,191,729
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.

The decrease in net sales was primarily driven by a unit sales decline in apparel, footwear and accessories across all categories due to decreased demand, primarily related to impacts of COVID-19 including cancellations of orders by wholesale customers, closures of brand and factory house stores and lower traffic upon store re-openings, and a unit sales decrease of off-price sales within our wholesale channel. Although we have experienced lower traffic upon store re-openings, the overall rate of conversion has increased. We expect the lower traffic trends to continue for the remainder of the year.
License revenues decreased $19.1 million, or 75.5%, to $6.2 million for the three months ended June 30, 2020, from $25.3 million during the same period in 2019, primarily driven by decreased revenue from our licensing partners in North America due to decreased demand as a result of impacts of COVID-19. In addition, due to the collectability assessment relating to our licensing partner in Japan, we did not recognize revenue from this licensing partner for the three months ended June 30, 2020.
Connected Fitness revenue increased $1.0 million, or 3.1%, to $32.9 million for the three months ended June 30, 2020, from $31.9 million during the same period in 2019, primarily driven by an increase in new subscription revenue, partially offset by a decrease in advertising revenue.
Gross profit decreased $205.2 million to $349.2 million for the three months ended June 30, 2020 from $554.3 million for the same period in 2019. Gross profit as a percentage of net revenues, or gross margin, increased 280 basis points to 49.3% for the three months ended June 30, 2020, compared to 46.5% during the same period in 2019. This increase in gross margin percentage was primarily driven by the following:
•an approximate 480 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel and a higher percentage of direct-to-consumer sales; and
•an approximate 130 basis point increase driven by segment mix, primarily due to a higher proportion of Connected Fitness revenues and Asia-Pacific revenues.
The increase was partially offset by an approximate 280 basis point decrease driven by COVID-19 related pricing and discounting impacts and 70 basis points related to changes in foreign currency.
We expect gross margin decreases from COVID-19 related pricing and discounting, including impacts of pricing of off-price sales, to continue for the remainder of the year.
Selling, general and administrative expenses decreased $85.9 million, or 15.2%, to $479.9 million for the three months ended June 30, 2020, from $565.8 million for the same period in 2019. Within selling, general and administrative expenses:
•Marketing costs decreased $38.9 million to $105.8 million for the three months ended June 30, 2020, from $144.7 million for the same period in 2019. This decrease was primarily driven by decreased brand marketing, reduced rights fees for sports marketing assets, and reductions in retail marketing within our wholesale and direct-to-consumer channels. These decreases were primarily due to impacts of COVID-19, including event cancellations and store closures. As a percentage of net revenues, marketing costs increased to 14.9% for the three months ended June 30, 2020 from 12.1% for the same period in 2019.
•Other costs decreased $47.0 million to $374.1 million for the three months ended June 30, 2020, from $421.1 million for the same period in 2019. This decrease was driven primarily by lower incentive compensation, decreased wages, lower depreciation primarily due to reductions in capital expenditures in prior periods, and decreased travel and entertainment. The decreases in incentive compensation, wages, and travel and entertainment were primarily due to impacts of COVID-19, including store closures and travel restrictions. These decreases were partially offset by an increase in allowance for doubtful account reserves, due to negative developments regarding certain customer balances that represent a higher risk of credit default. As a percentage of net revenues, other costs increased to 52.9% for the three months ended June 30, 2020 from 35.3% for the same period in 2019.
As a percentage of net revenues, selling, general and administrative expenses increased to 67.8% for the three months ended June 30, 2020, compared to 47.5% for the same period in 2019.
Restructuring and impairment charges were $38.9 million for the three months ended June 30, 2020, comprised entirely of restructuring and related impairment charges. There were no long-lived asset and goodwill impairment charges for the three months ended June 30, 2020. There were no restructuring and impairment charges in the three months ended June 30, 2019. Refer to the "2020 Restructuring" section above for further discussion of restructuring and related impairment charges.

Loss from operations increased $158.2 million to $169.7 million for the three months ended June 30, 2020, from $11.5 million for the same period in 2019, primarily driven by the decreases in net revenues discussed above and restructuring and impairment charges, partially offset by a decrease in selling, general and administrative expenses discussed above for the three months ended June 30, 2020.
Interest expense, net increased $5.3 million to $11.3 million for the three months ended June 30, 2020, from $6.0 million for the same period in 2019. This increase was primarily due to higher interest expense related to borrowing on our revolving credit facility, the amortization of the debt discount associated with our Convertible Senior Notes and interest expense associated with our Convertible Senior Notes.
Other expense, net increased $3.7 million to $4.8 million for the three months ended June 30, 2020, from $1.1 million for the same period in 2019. This increase was primarily due to rent expense incurred in connection with our New York City flagship store.
Income tax benefit decreased $2.6 million to $3.1 million during the three months ended June 30, 2020 from $5.7 million during the same period in 2019. For the three months ended June 30, 2020, our effective tax rate was 1.7% compared to 30.9% for the same period in 2019. The change in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period and the impact of recording valuation allowances against the majority of 2020 losses forecasted in the United States and against all of the 2020 losses forecasted in China during the three months ended June 30, 2020.
Loss from equity method investment decreased $4.3 million to $0.2 million during the three months ended June 30, 2020, from $4.5 million during the same period in 2019. We did not record the allocable share of our equity method investment in our Japanese licensee's net loss for the three months ended June 30, 2020 as losses are not recognized in excess of the total investment. As of June 30, 2020, there was no carrying value associated with our equity investment in our Japanese licensee.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net revenues decreased $758.6 million, or 31.7%, to $1,637.9 million for the six months ended June 30, 2020 from $2,396.5 million during the same period in 2019. Net revenues by product category are summarized below:

	Six Months Ended June 30,
(In thousands)	2020	2019
Apparel	$1,024,145	$1,514,366
Footwear	394,777	576,627
Accessories	123,852	188,242
Net Sales	1,542,774	2,279,235
License revenues	26,123	46,965
Connected Fitness	65,706	62,039
Corporate Other (1)	3,277	8,212
Total net revenues	$1,637,880	$2,396,451

The decrease in net sales was driven primarily by a decline in apparel, footwear and accessories across all categories due to decreased demand, primarily related to impacts of COVID-19 including cancellations of orders by wholesale customers, closures of brand and factory house stores and lower traffic upon store re-openings, and a unit sales decrease of off-price sales within our wholesale channel. Although we have experienced lower traffic upon store re-openings, the overall rate of conversion has increased. We expect the lower traffic trends to continue for the remainder of the year.
License revenues decreased $20.8 million, or 44.4%, to $26.1 million for the six months ended June 30, 2020 from $47.0 million during the same period in 2019 driven primarily by decreased revenue from our licensing partners in North America due to softer demand as a result of impacts of COVID-19. In addition, due to the collectability assessment relating to our licensing partner in Japan, we did not recognize revenue from this licensing partner for the three months ended June 30, 2020.
Connected Fitness revenue increased $3.7 million, or 5.9%, to $65.7 million for the six months ended June 30, 2020 from $62.0 million during the same period in 2019, primarily driven by an increase in new subscription revenue, partially offset by a decrease in advertising revenue.
Gross profit decreased $319.0 million to $780.2 million for the six months ended June 30, 2020 from $1,099.1 million for the same period in 2019. Gross profit as a percentage of net revenues, or gross margin, increased 170 basis points to 47.6% for the six months ended June 30, 2020 compared to 45.9% during the same period in 2019. The increase in gross margin percentage was primarily driven by the following:
•an approximate 400 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel and a higher percentage of direct-to-consumer sales; and
•an approximate 50 basis point increase driven by regional mix, primarily due to a higher proportion of Connected Fitness revenues.
The increase was partially offset by an approximate 230 basis point decrease driven by COVID-19 related pricing and discounting impacts and 50 basis points related to changes in foreign currency.
We expect gross margin decreases from COVID-19 related pricing and discounting, including impacts of pricing of off-price sales, to continue for the remainder of the year.
Selling, general and administrative expenses decreased $42.6 million, or 4.0%, to $1,032.6 million for the six months ended June 30, 2020 from $1,075.3 million for the same period in 2019. Within selling, general and administrative expense:
•Marketing costs decreased $18.9 million to $259.7 million for the six months ended June 30, 2020 from $278.6 million for the same period in 2019. This decrease was primarily driven by reduced rights fees for sports marketing assets, and reductions in retail marketing within our wholesale and direct-to-consumer channels. These decreases were primarily due to impacts of COVID-19, including event cancellations and store closures. As a percentage of net revenues, marketing costs increased to 15.9% for the six months ended June 30, 2020 from 11.6% for the same period in 2019.
•Other costs decreased $23.8 million to $772.9 million for the six months ended June 30, 2020 from $796.7 million for the same period in 2019. This decrease was driven primarily by lower incentive compensation, decreased wages, lower depreciation primarily due to reductions in capital expenditures in prior periods, and decreased travel and entertainment. The decreases in incentive compensation, wages, and travel and entertainment were primarily due to impacts of COVID-19, including store closures and travel restrictions. These decreases were partially offset by an increase in allowance for doubtful account reserves, due to negative developments regarding certain customer balances that represent a higher risk of credit default. As a percentage of net revenues, other costs increased to 47.2% for the six months ended June 30, 2020 from 33.2% for the same period in 2019.
As a percentage of net revenues, selling, general and administrative expenses increased to 63.0% for the six months ended June 30, 2020 compared to 44.9% for the same period in 2019.
Restructuring and impairment charges were $475.4 million for the six months ended June 30, 2020, comprised of $340.0 million of restructuring and related impairment charges and $135.4 million of long-lived asset and goodwill impairment charges for the six months ended June 30, 2020. There was no restructuring and impairment charges in the six months ended June 30, 2019. Refer to the "2020 Restructuring" and "Long-Lived Asset and Goodwill Impairment" sections above for further discussion of restructuring and impairment charges.
Income (loss) from operations decreased $751.6 million to a loss of $727.9 million for the six months ended June 30, 2020 from income of $23.8 million for the same period in 2019, primarily driven by the decrease in net revenues discussed above. Loss from operations was also negatively impacted by $340.0 million of restructuring and related impairment charges and $135.4 million of long-lived asset and goodwill impairment charges for the six months ended June 30, 2020.
Interest expense, net increased $7.1 million to $17.3 million for the six months ended June 30, 2020 from $10.2 million for the same period in 2019. This increase was primarily due to higher interest expense related to borrowing on our revolving credit facility, the amortization of the debt discount associated with our Convertible Senior Notes and interest expense associated with our Convertible Senior Notes.
Other expense, net increased $1.5 million to $3.3 million for the six months ended June 30, 2020 from $1.8 million for the same period in 2019. This increase was primarily due to rent expense incurred in connection with our New York City flagship store, partially offset by foreign exchange gains, including gain associated with the de-designation of certain derivative instruments, as a result of the impacts of COVID-19.
Income tax expense increased $16.0 million to $18.4 million during the six months ended June 30, 2020 from $2.4 million during the same period in 2019. For the six months ended June 30, 2020, our effective tax rate was (2.5)% compared to 20.3% for the same period in 2019. The change in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period and the impact of recording valuation allowances against the majority of 2020 losses forecasted in the United

States, against all of the 2020 losses forecasted in China, and discrete items, including the recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China during the six months ended June 30, 2020.
Loss from equity method investment increased $1.5 million to $5.7 million during the six months ended June 30, 2020, from $4.2 million during the same period in 2019. This increase was primarily due to a $3.7 million impairment of our equity method investment in our Japanese licensee for the six months ended June 30, 2020. This was partially offset by losses recorded in the prior year period, whereas we did not record the allocable share of Dome's net loss for the three months ended June 30, 2020 as losses are not recognized in excess of the total investment. As of June 30, 2020, there was no carrying value associated with our equity investment in Dome.
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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$449,702	$816,220	$(366,518)	(44.9)%
EMEA	89,125	145,320	(56,195)	(38.7)%
Asia-Pacific	123,265	154,113	(30,848)	(20.0)%
Latin America	11,147	39,721	(28,574)	(71.9)%
Connected Fitness	32,912	31,935	977	3.1%
Corporate Other (1)	1,489	4,420	(2,931)	(66.3)%
Total net revenues	$707,640	$1,191,729	$(484,089)	(40.6)%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $366.5 million to $449.7 million for the three months ended June 30, 2020, from $816.2 million for the same period in 2019. This decrease was primarily due to a decrease of unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by our wholesale customers due to closures of stores and decreased unit sales to off-price customers. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores and lower traffic upon store re-openings, partially offset by increased unit sales through e-commerce.
•Net revenues in our EMEA operating segment decreased $56.2 million to $89.1 million for the three months ended June 30, 2020, from $145.3 million for the same period in 2019, primarily due to decreased unit sales within our wholesale channel, which was impacted by cancellations of orders by our wholesale customers due to closures of stores. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, through e-commerce, which was partially offset by decreased unit sales in brand and factory house stores, due to impacts of store closures and lower traffic upon store re-openings.

•Net revenues in our Asia-Pacific operating segment decreased $30.8 million to $123.3 million for the three months ended June 30, 2020, from $154.1 million for the same period in 2019, primarily due to decreased unit sales and impacts of additional returns reserves and markdowns within our wholesale channel, due to COVID-19. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, driven by strength in e-commerce.
•Net revenues in our Latin America operating segment decreased $28.6 million to $11.1 million for the three months ended June 30, 2020, from $39.7 million for the same period in 2019. This decrease was primarily due to decreased unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by wholesale customers due to closures of stores. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores, partially offset by increased unit sales through e-commerce.
•Net revenues in our Connected Fitness operating segment increased $1.0 million to $32.9 million for the three months ended June 30, 2020, from $31.9 million for the same period in 2019, primarily driven by an increase in new subscription revenue, partially offset by a decrease in advertising revenue.
Operating income (loss) by segment and Corporate Other is summarized below:

	Three Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$30,759	$139,198	$(108,439)	(77.9)%
EMEA	(698)	10,493	(11,191)	(106.7)%
Asia-Pacific	(12,447)	19,647	(32,094)	(163.4)%
Latin America	(4,374)	(3,891)	(483)	(12.4)%
Connected Fitness	3,691	11	3,680	33,454.5%
Corporate Other	(186,605)	(176,940)	(9,665)	(5.5)%
Total operating loss	$(169,674)	$(11,482)	$(158,192)	1,377.7%

The increase in total operating loss was driven by the following:
Operating segments
•Operating income in our North America operating segment decreased $108.4 million to $30.8 million for the three months ended June 30, 2020, from $139.2 million for the same period in 2019, primarily driven by decreases in net revenues discussed above and an increase in allowance for doubtful account reserves, partially offset by a decrease in wages due to store closures, decreased marketing related activities and decreased travel and entertainment.
•Operating income in our EMEA operating segment decreased $11.2 million to a loss of $0.7 million for the three months ended June 30, 2020, from income of $10.5 million for the same period in 2019, primarily driven by decreases in net revenues discussed above, partially offset by decreased marketing related activities.
•Operating income in our Asia-Pacific operating segment decreased $32.1 million to a loss of $12.4 million for the three months ended June 30, 2020, from income of $19.6 million for the same period in 2019, primarily driven by decreases in net revenues discussed above.
•Operating loss in our Latin America operating segment increased $0.5 million to $4.4 million for the three months ended June 30, 2020, from $3.9 million for the same period in 2019, primarily driven by decreases in net revenues discussed above, partially offset by decreased marketing related activities and compensation expense.
•Operating income in our Connected Fitness segment increased $3.7 million for the three months ended June 30, 2020, from break-even for the same period in 2019, primarily driven by decreased compensation expense and the increase in net revenues discussed above.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $9.7 million to $186.6 million for the three months ended June 30, 2020, compared to $176.9 million for the same period in 2019, primarily driven by $38.9 million of restructuring and related impairment charges related to the 2020 restructuring plan, partially offset by lower incentive compensation and decreased travel and entertainment.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$1,058,682	$1,659,469	$(600,787)	(36.2)%
EMEA	227,029	279,424	(52,395)	(18.8)%
Asia-Pacific	218,951	298,398	(79,447)	(26.6)%
Latin America	64,235	88,909	(24,674)	(27.8)%
Connected Fitness	65,706	62,039	3,667	5.9%
Corporate Other (1)	3,277	8,212	(4,935)	(60.1)%
Total net revenues	$1,637,880	$2,396,451	$(758,571)	(31.7)%
The decrease in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $600.8 million to $1,058.7 million for the six months ended June 30, 2020 from $1,659.5 million for the same period in 2019. This decrease was primarily due to a decrease of unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by our wholesale customers due to closures of stores and decreased unit sales to off-price customers. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores and lower traffic upon store re-openings, partially offset by increased unit sales through e-commerce.
•Net revenues in our EMEA operating segment decreased $52.4 million to $227.0 million for the six months ended June 30, 2020 from $279.4 million for the same period in 2019, primarily due to decreased unit sales within our wholesale channel, which was impacted by cancellations of orders by wholesale customers due to closures of stores. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, through e-commerce, which was partially offset by decreased unit sales in brand and factory house stores, due to impacts of store closures and lower traffic upon store re-openings.
•Net revenues in our Asia-Pacific operating segment decreased $79.4 million to $219.0 million for the six months ended June 30, 2020 from $298.4 million for the same period in 2019, primarily due to decreased unit sales, impacted by cancellations of orders by wholesale customers due to closures of stores and impacts of additional returns reserves and markdowns within our wholesale channel, due to COVID-19. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, through e-commerce.
•Net revenues in our Latin America operating segment decreased $24.7 million to $64.2 million for the six months ended June 30, 2020 from $88.9 million for the same period in 2019. This decrease was primarily due to decreased unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by wholesale customers due to closures of stores. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores, partially offset by increased unit sales through e-commerce.
•Net revenues in our Connected Fitness operating segment increased $3.7 million to $65.7 million from $62.0 million for the same period in 2019 primarily driven by an increase in new subscription revenue, partially offset by a decrease in advertising revenue.

Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$26,986	$299,471	$(272,485)	(91.0)%
EMEA	3,006	22,711	(19,705)	(86.8)%
Asia-Pacific	(49,288)	39,450	(88,738)	(224.9)%
Latin America	(52,558)	(4,250)	(48,308)	(1,136.7)%
Connected Fitness	7,391	1,080	6,311	584.4%
Corporate Other	(663,391)	(334,685)	(328,706)	(98.2)%
Total operating income (loss)	$(727,854)	$23,777	$(751,631)	(3,161.2)%

The decrease in total operating income in 2019 to operating loss in 2020, was driven by the following:
•Operating income in our North America operating segment decreased $272.5 million to $27.0 million for the six months ended June 30, 2020 from $299.5 million for the same period in 2019 primarily driven by decreases in net revenues discussed above and $43.4 million of long-lived asset impairment and $15.3 million of goodwill impairment, related to our business in Canada.
•Operating income in our EMEA operating segment decreased $19.7 million to $3.0 million for the six months ended June 30, 2020 from $22.7 million for the same period in 2019 primarily driven by decreases in net revenues discussed above.
•Operating income in our Asia-Pacific operating segment decreased $88.7 million to a loss of $49.3 million for the six months ended June 30, 2020 from income of $39.5 million for the same period in 2019 primarily driven by decreases in net revenues discussed above and $25.5 million of long-lived asset impairment.
•Operating loss in our Latin America operating segment increased $48.3 million to $52.6 million for the six months ended June 30, 2020 from $4.3 million for the same period in 2019 primarily driven by $36.2 million of goodwill impairment charges and $12.8 million of long-lived asset impairment and decreases in net revenues discussed above.
•Operating income in our Connected Fitness segment increased $6.3 million to $7.4 million for the six months ended June 30, 2020 from $1.1 million for the same period in 2019 primarily driven by decreased compensation expense and the increase in net revenues discussed above.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $328.7 million to $663.4 million for the six months ended June 30, 2020, compared to $334.7 million for the same period in 2019, primarily driven by $340.0 million of restructuring and related impairment charges related to the 2020 restructuring plan.

Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, leasehold improvements to our brand and factory house stores, and investment and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. In response to the COVID-19 pandemic, however, we have reduced our inventory purchases and capital expenditures as we manage our liquidity and working capital through this period.
We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. During the fiscal year ended December 31, 2019, our liquidity needs were primarily funded through cash from operations. During the first quarter of 2019, we borrowed $25 million under our revolving credit facility and repaid those amounts during the same quarter. Our prior credit agreement remained undrawn for the remainder of 2019. However, during the six months ended June 30, 2020, our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic. As of the start of the second quarter, we had borrowed $700 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve liquidity given the upcoming uncertainty in global markets resulting from the COVID-19 outbreak. In May 2020, we issued $500 million of convertible senior notes through a securities offering and utilized approximately $440 million of the net proceeds from the offering to repay amounts outstanding under our revolving credit facility.
Due to the negative impacts of the COVID-19 pandemic, we expect to supplement our cash from operations with additional sources of liquidity during 2020, including borrowings under our revolving credit facility. Beginning with the third quarter of 2020, we are required to maintain a specified amount of "minimum liquidity" under the terms of our revolving credit facility. Our credit agreement limits our ability to incur additional indebtedness. We currently expect to be able to comply with these requirements without pursuing additional sources of financing to support our liquidity over the next twelve months. However, if we needed to raise or conserve additional cash to fund our operations or satisfy this requirement, we may consider additional alternatives, including further reducing our expenditures, including reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession or a slow recovery could adversely affect our business and liquidity.
Refer to our “Risk Factors” section included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of risks related to our indebtedness.
As discussed in the "Overview", as we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. These actions include those noted above. In addition, from time to time we may take action to manage liquidity as of the end of a quarterly period, including our level of indebtedness or cash on hand. For example, some of our customers have delayed payments in connection with COVID-19 as they manage their own cash balances, and we have also delayed payments as well. Furthermore, our revolving credit agreement includes leverage and minimum liquidity covenants that apply from time to time. We may repay indebtedness as of the end of a fiscal quarter and reborrow amounts immediately after or take other action to manage liquidity in connection with these requirements. We are also continuing to evaluate additional benefits that may be available to us under the CARES Act and similar legislation in foreign jurisdictions.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(309,410)	$112,707
Investing activities	(89,052)	(78,043)
Financing activities	686,207	(139,241)
Effect of exchange rate changes on cash and cash equivalents	4,351	4,463
Net increase (decrease) in cash and cash equivalents	$292,096	$(100,114)

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
Cash used in operating activities increased $422.1 million to $309.4 million for the six months ended June 30, 2020 from cash provided by operating activities of $112.7 million for the same period in 2019. The increase in cash used in operating activities was primarily driven by the following:
•an increase in net loss of $299.5 million, net of non-cash items of $478.2 million, which includes restructuring related impairment and long-lived and goodwill impairment.
•an increase in a change in inventory of $369.7 million for the six months ended June 30, 2020 as compared to the same period in 2019 and;
•an increase in a change in other non current assets of $314.3 million for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the commencement of our New York City flagship store and the related operating lease ROU asset.
This was partially offset by:
•an increase in cash provided by accrued expenses and other liabilities of $278.8 million for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the commencement of our New York City flagship store and the related operating lease liability, and
•an increase in cash provided by a change in accounts receivable of $201.2 million for the six months ended June 30, 2020 as compared to the same period in 2019.
Investing Activities
Cash used in investing activities increased $11.0 million to $89.1 million for the six months ended June 30, 2020 from $78.0 million for the same period in 2019, primarily due to the acquisition of Triple, a distributor of our products in Southeast Asia, partially offset by lower capital expenditures for the six months ended June 30, 2020 as compared to the same period in 2019.
Capital expenditures for the full year 2020 are expected to be approximately $100 million, compared to $144.3 million in 2019. In response to the COVID-19 pandemic and the related impact on our results from operations, we have taken action to reduce our capital expenditures during 2020, through reductions and delays of expenditures related to global retail, including owned and operated retail stores and wholesale fixtures, as well as certain planned investments in our corporate offices. Capital expenditures in 2020 are comprised primarily of investments in our retail stores, global wholesale fixtures, digital initiatives and corporate offices.
Financing Activities
Cash provided by financing activities increased $825.4 million to $686.2 million for the six months ended June 30, 2020 from $139.2 million of cash used in financing activities during the same period in 2019, primarily due to the issuance of Convertible Senior Notes and borrowings under the amended credit agreement.

Capital Resources
Credit Facility
In May 2020, we entered into an amendment to the amended and restated credit agreement, dated as of March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "prior credit agreement" as amended by the amendment, the “amended credit agreement” or "the revolving credit facility"). As described below, the amended credit agreement provides us with certain relief from and revisions to from our financial covenants for specified periods, which we expect to provide us with sufficient access to liquidity during the ongoing disruption related to the COVID-19 pandemic.
The amended credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.1 billion of borrowings, a reduction from the $1.25 billion of commitments under the prior credit agreement. As of June 30, 2020, there was $250 million outstanding under the revolving credit facility. During the three months ended June 30, 2020, we repaid $450 million of borrowings under the revolving credit facility, which we had borrowed as a precautionary measure in order to increase our cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 pandemic. These amounts were primarily repaid using the net proceeds of our issuance of Convertible Senior Notes, as described below. As of December 31, 2019 and June 30, 2019, there were no amounts outstanding under the revolving credit facility.
Except during the covenant suspension period (as defined below), at our request and the lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $14.7 million, $5.0 million and $4.6 million of letters of credit outstanding as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.
Our obligations under the amended credit agreement, which under the prior credit agreement were unsecured and not guaranteed by subsidiaries, are guaranteed by certain domestic significant subsidiaries of the Company, subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary guarantors, excluding real property, capital stock in and debt of our subsidiaries holding certain real property and other customary exceptions.
The credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional secured and unsecured indebtedness, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries), undergo fundamental changes, sell our assets outside the ordinary course of business, enter into transactions with affiliates and make restricted payments (including a temporary suspension of certain voluntary restricted payments during the covenant suspension period (as defined below)).
We are also required to comply with specific consolidated leverage and interest coverage ratios during specified periods. Under the prior credit agreement, we were required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the “interest coverage covenant”), and we were not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the “leverage covenant”), as described in more detail in the prior credit agreement. The amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio and the interest coverage covenant beginning with the quarter ended June 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the “covenant suspension period”) as summarized below and described in more detail in the amended credit agreement:
•For the fiscal quarter ended June 30, 2020, the interest coverage covenant is suspended and the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.5 to 1.0.
•For the fiscal quarters ending September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, compliance with the interest coverage covenant and the leverage covenant are both suspended. Beginning on September 30, 2020 through and including December 31, 2021, we must instead maintain minimum liquidity of $550.0 million (the “liquidity covenant”) (with liquidity being the sum of certain cash and cash equivalents held by the Company and its subsidiaries and available borrowing capacity under the amended credit agreement).
•For the fiscal quarter ending September 30, 2021, the interest coverage covenant is suspended, the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.5 to 1.0 and we must comply with the liquidity covenant.
•For the fiscal quarter ending December 31, 2021, the interest coverage covenant is suspended, the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.0 to 1.0 and we must comply with the liquidity covenant.
•Beginning on January 1, 2022, the liquidity covenant is terminated. For the fiscal quarter ending March 31, 2022, the leverage covenant will require that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 3.5 to 1.0 and the interest coverage covenant will require that the ratio of consolidated EBITDA to consolidated interest expense be greater than or equal to 3.5 to 1.0.

As of June 30, 2020, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature and similar to the prior cred agreement, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
During the covenant suspension period, the applicable margin for loans will be 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 2.2% during the three months ended June 30, 2020, and 2.3% and 3.6% for the six months ended June 30, 2020 and 2019, respectively. During the covenant suspension period, the commitment fee rate will be 0.40% per annum. Otherwise, we pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2020, the commitment fee was 15.0 basis points. We incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.

1.50% Convertible Senior Notes
In May 2020, we issued $500.0 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at the rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) were $488.8 million, after deducting the initial purchasers’ discount and estimated offering expenses paid by us, of which we used approximately $47.9 million to pay the cost of the capped call transactions described below. We utilized $439.9 million to repay indebtedness outstanding under our revolving credit facility and pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of our subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
Prior to the close of business on the business day immediately preceding January 1, 2024, the Convertible Senior Notes will be convertible only upon satisfaction of certain conditions and during certain periods. On or after January 1, 2024, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes. The initial conversion rate is 101.8589 shares of our Class C common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C common stock), subject to adjustment if certain events occur.
On or after December 6, 2022, we may redeem for cash all or any part of the Convertible Senior Notes, at our option, if the last reported sale price of our Class C common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If we undergo a fundamental change (as defined in the indenture governing the Convertible Senior Notes) prior to the maturity date, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes in principal amounts of $1,000 or an integral multiple thereof at a price which will be equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Concurrently with the offering of the Convertible Senior Notes, we entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association and

Citibank, N.A. (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to our Class C common stock upon any conversion of Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on an initial cap price of $13.4750 per share of our Class C common stock, subject to certain adjustments under the terms of the capped call transactions.
The Convertible Senior Notes contain a cash conversion feature, and as a result, we have separated it into liability and equity components. We valued the liability component based on our borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.
3.250% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Senior Notes”). The proceeds were used to pay down amounts outstanding under the revolving credit facility. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Senior Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or a "make-whole" amount applicable to such Senior Notes as described in the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
The indenture governing the Senior Notes contains covenants, including limitations that restrict our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness and enter into sale and leaseback transactions and our ability to consolidate, merge or transfer all or substantially all of our properties or assets to another person, in each case subject to material exceptions described in the indenture.
Interest Expense
Interest expense, net, was $11.3 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively, and $17.3 million and $10.2 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2019 Form 10-K as updated in our Form 10-Q for the quarter ended June 30, 2020.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2019 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2019 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 of our unaudited consolidated financial statements, there were no significant changes to our critical accounting policies during the six months ended June 30, 2020.
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
COVID-19
There were no material impacts, due to COVID-19 and the resulting need to close our books remotely, on our ability to maintain internal control over financial reporting and disclosure controls and procedures for the three and six months ended June 30, 2020.
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
ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors detailed below and in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2020, which supersede the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019.

Our credit agreement contains financial covenants, and both our credit agreement and debt securities contain other restrictions on our actions, which could limit our operational flexibility or otherwise adversely affect our financial condition.
We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our 3.250% senior notes limit our ability to, subject to certain significant exceptions, incur secured debt and engage in sale leaseback transactions. Our amended credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, sell or dispose of assets, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, during specified periods, we must maintain a certain leverage ratio and interest coverage ratio as defined in the amended credit agreement. Our ability to continue to borrow amounts under our amended credit agreement is limited by continued compliance with these financial covenants, and in the past we have amended our credit agreement to provide certain relief from and revisions to our financial covenants for specified future periods and provide us with sufficient access to liquidity during those periods. During certain quarters, our amended credit agreement requires us to maintain a specified amount of minimum liquidity. If our cash flows and capital resources are insufficient to maintain this liquidity level, we may need to take further actions to reduce our expenditures, and potentially seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the amended credit agreement or our senior notes could result in a default, which could negatively impact our access to liquidity.
In addition, the amended credit agreement includes a cross default provision whereby an event of default under certain other debt obligations (including our debt securities) will be considered an event of default under the amended credit agreement. If an event of default occurs, the commitments of the lenders under the amended credit agreement may be terminated and the maturity of amounts owed may be accelerated. Our debt securities include a cross acceleration provision which provides that the acceleration of certain other debt obligations in excess of $100 million (including amounts outstanding under our credit agreement) may result in an event of default under our debt securities if such accelerated debt is not discharged or the acceleration is not cured, waived, rescinded or annulled within 30 days of us receiving notice from the trustee of our debt securities or holders of at least 25% of the principal amount of our outstanding notes. Under those circumstances, holders of our senior notes and convertible senior notes would have the right to accelerate our debt securities to become immediately payable.

We are the subject of a number of ongoing legal proceedings that have resulted in significant expense, and adverse developments in our ongoing proceedings and/or future legal proceedings could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.
We are currently involved in a variety of litigation, investigations and other legal matters and may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures and derivative complaints regarding related matters, as well as past related party transactions, among other proceedings. Refer to Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding these specific matters. We may face legal proceedings in connection with actions we have taken in response to the COVID-19 pandemic. For example, we have delayed or suspended payments to certain of our vendors based on regional facts and circumstances. While we are currently negotiating with many of these counterparties, we may face future disputes if we are unable to reach agreement with respect to these payments. In addition, as previously disclosed in November 2019, we have been responding to requests for documents and information from the U.S. Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) beginning with submissions to the SEC in July 2017, and in July 2020 we and two members of our senior management received “Wells Notices” from the SEC relating to our disclosures covering the third quarter of 2015 through the period ending December 31, 2016, regarding the use of “pull forward” sales in connection with revenue during those quarters. In the course of cooperating with the SEC and DOJ requests, we have reviewed our disclosures and we continue to believe they were appropriate. However, we cannot predict the outcome of any particular proceeding, or whether ongoing investigations, including the SEC and DOJ investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.
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

ITEM 6. EXHIBITS

Exhibit No.
3.01	Amended and Restated Articles of Incorporation of Under Armour, Inc.
3.02	Amended and Restated Bylaws of Under Armour, Inc. (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed June 1, 2020).
4.01
Indenture relating to the Company’s 1.50% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”), dated as of May 27, 2020, between Under Armour, Inc. and Wilmington Trust, National Association, as Trustee and Form of the Convertible Senior Notes (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).

10.01
Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).

10.02	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: August 6, 2020