Form 10-Q
period 2020-09-30
Under Armour, Inc.
filed 2020-11-05
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 31, 2020 there were 188,534,457 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 231,683,661 Class C Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Current assets
Cash and cash equivalents	$865,609	$788,072	$416,603
Accounts receivable, net	806,916	708,714	843,495
Inventories	1,056,845	892,258	906,544
Prepaid expenses and other current assets	243,971	313,165	292,447
Total current assets	2,973,341	2,702,209	2,459,089
Property and equipment, net	680,871	792,148	778,894
Operating lease right-of-use assets	560,146	591,931	595,832
Goodwill	493,631	550,178	541,798
Intangible assets, net	37,274	36,345	37,811
Deferred income taxes	45,995	82,379	90,860
Other long term assets	72,293	88,341	129,481
Total assets	$4,863,551	$4,843,531	$4,633,765
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$643,315	$618,194	$483,627
Accrued expenses	309,096	374,694	309,305
Customer refund liabilities	197,496	219,424	209,785
Operating lease liabilities	156,885	125,900	119,446
Other current liabilities	141,607	83,797	77,498
Total current liabilities	1,448,399	1,422,009	1,199,661
Long term debt, net of current maturities	997,347	592,687	591,995
Operating lease liabilities, non-current	872,791	580,635	588,490
Other long term liabilities	74,668	98,113	99,953
Total liabilities	3,393,205	2,693,444	2,480,099
Commitments and contingencies (See Note 8)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2020, December 31, 2019 and September 30, 2019; 188,533,987 shares issued and outstanding as of September 30, 2020, 188,289,680 shares issued and outstanding as of December 31, 2019, and 188,201,145 shares issued and outstanding as of September 30, 2019.	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2020, December 31, 2019 and September 30, 2019.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2020, December 31, 2019 and September 30, 2019; 231,684,883 shares issued and outstanding as of September 30, 2020, 229,027,730 shares issued and outstanding as of December 31, 2019, and 228,881,215 shares issued and outstanding as of September 30, 2019.	77	76	76
Additional paid-in capital	1,050,983	973,717	960,451
Retained earnings	490,071	1,226,986	1,242,437
Accumulated other comprehensive loss	(70,858)	(50,765)	(49,371)
Total stockholders’ equity	1,470,346	2,150,087	2,153,666
Total liabilities and stockholders’ equity	$4,863,551	$4,843,531	$4,633,765
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$1,433,021	$1,429,456	$3,070,901	$3,825,907
Cost of goods sold	746,701	739,558	1,604,428	2,036,901
Gross profit	686,320	689,898	1,466,473	1,789,006
Selling, general and administrative expenses	553,549	550,978	1,586,156	1,626,309
Restructuring and impairment charges	74,201	—	549,601	—
Income (loss) from operations	58,570	138,920	(669,284)	162,697
Interest expense, net	(14,955)	(5,655)	(32,251)	(15,881)
Other expense, net	(7,184)	(429)	(10,493)	(2,224)
Income (loss) before income taxes	36,431	132,836	(712,028)	144,592
Income tax expense (benefit)	(3,714)	29,344	14,696	31,735
Loss from equity method investments	(1,199)	(1,177)	(6,906)	(5,414)
Net income (loss)	$38,946	$102,315	$(733,630)	$107,443

Basic net income (loss) per share of Class A, B and C common stock	$0.09	$0.23	$(1.62)	$0.24
Diluted net income (loss) per share of Class A, B and C common stock	$0.09	$0.23	$(1.62)	$0.24

Weighted average common shares outstanding Class A, B and C common stock
Basic	454,541	451,385	453,847	450,739
Diluted	456,674	454,695	453,847	454,047
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$38,946	$102,315	$(733,630)	$107,443
Other comprehensive income (loss):
Foreign currency translation adjustment	12,258	(12,111)	(28,785)	(4,713)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $4,627 and ($2,520) for the three months ended September 30, 2020 and 2019, respectively, and ($3,850) and $632 for the nine months ended September 30, 2020 and 2019, respectively.	(18,498)	7,372	5,249	(1,338)
Gain (loss) on intra-entity foreign currency transactions	6,923	(5,140)	3,443	(4,333)
Total other comprehensive income (loss)	683	(9,879)	(20,093)	(10,384)
Comprehensive income (loss)	$39,629	$92,436	$(753,723)	$97,059
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	188,144	62	34,450	11	228,653	76	946,488	1,141,129	(39,492)	$2,048,274
Exercise of stock options	40	—	—	—	34	—	265	—	—	$265
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(59)	—	—	(1,007)	—	$(1,007)
Issuance of Class A Common Stock, net of forfeitures	17	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	253	—	1,285	—	—	$1,285
Stock-based compensation expense	—	—	—	—	—	—	12,413	—	—	$12,413
Comprehensive income (loss)	—	—	—	—	—	—	—	102,315	(9,879)	$92,436
Balance as of September 30, 2019	188,201	62	34,450	11	228,881	76	960,451	1,242,437	(49,371)	$2,153,666

Balance as of December 31, 2018	187,710	62	34,450	11	226,422	75	916,628	1,139,082	(38,987)	$2,016,871
Exercise of stock options	355	—	—	—	271	—	1,638	—	—	$1,638
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(217)	—	—	(4,088)	—	$(4,088)
Issuance of Class A Common Stock, net of forfeitures	151	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,405	1	4,137	—	—	$4,138
Stock-based compensation expense	—	—	—	—	—	—	38,048	—	—	$38,048
Comprehensive income (loss)	—	—	—	—	—	—	—	107,443	(10,384)	97,059
Balance as of September 30, 2019	188,201	62	34,450	11	228,881	76	960,451	1,242,437	(49,371)	$2,153,666
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity (continued)
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	188,461	62	34,450	11	231,354	77	1,044,055	450,750	(71,541)	$1,423,414
Exercise of stock options	2	—	—	—	2	—	18	—	—	$18
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(57)	—	—	375	—	$375
Issuance of Class A Common Stock, net of forfeitures	71	—	—	—	—	—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	386	—	978	—	—	$978
Stock-based compensation expense	—	—	—	—	—	—	9,513	—	—	$9,513
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	(3,581)	—	—	$(3,581)
Comprehensive income	—	—	—	—	—	—	—	38,946	683	39,629
Balance as of September 30, 2020	188,534	62	34,450	11	231,685	77	1,050,983	490,071	(70,858)	$1,470,346

Balance as of December 31, 2019	188,290	62	34,450	11	229,028	76	973,717	1,226,986	(50,765)	$2,150,087
Exercise of stock options	147	—	—	—	135	—	517	—	—	$517
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(233)	—	—	(3,285)	—	$(3,285)
Issuance of Class A Common Stock, net of forfeitures	98	—	—	—		—	—	—	—	$—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,755	1	3,637	—	—	$3,638
Stock-based compensation expense	—	—	—	—	—	—	32,770	—	—	$32,770
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	40,342	—	—	$40,342
Comprehensive loss	—	—	—	—	—	—	—	(733,630)	(20,093)	(753,723)
Balance as of September 30, 2020	188,534	62	34,450	11	231,685	77	1,050,983	490,071	(70,858)	$1,470,346
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(733,630)	$107,443
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	124,169	140,443
Unrealized foreign currency exchange rate gain (loss)	(3,676)	12,885
Loss on disposal of property and equipment	3,547	2,884
Impairment charges	452,945	—
Amortization of bond premium	6,910	190
Stock-based compensation	32,770	38,048
Deferred income taxes	19,172	23,827
Changes in reserves and allowances	22,910	(22,778)
Changes in operating assets and liabilities:
Accounts receivable	(105,874)	(187,585)
Inventories	(159,930)	123,364
Prepaid expenses and other assets	64,404	73,753
Other non-current assets	(288,111)	5,939
Accounts payable	17,972	(67,336)
Accrued expenses and other liabilities	301,720	(52,466)
Customer refund liability	(23,164)	(88,710)
Income taxes payable and receivable	18,159	(7,433)
Net cash provided by (used in) operating activities	(249,707)	102,468
Cash flows from investing activities
Purchases of property and equipment	(71,639)	(105,767)
Purchases of other assets	—	(1,273)
Purchase of businesses	(38,848)	—
Net cash used in investing activities	(110,487)	(107,040)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	1,288,753	25,000
Payments on long term debt and revolving credit facility	(800,000)	(162,817)
Purchase of capped call	(47,850)	—
Employee taxes paid for shares withheld for income taxes	(3,285)	(4,088)
Proceeds from exercise of stock options and other stock issuances	3,855	5,797
Payments of debt financing costs	(5,150)	(2,661)
Other financing fees	—	77
Net cash provided by (used in) financing activities	436,323	(138,692)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,398	4,809
Net increase in (decrease in) cash, cash equivalents and restricted cash	78,527	(138,455)
Cash, cash equivalents and restricted cash
Beginning of period	796,008	566,060
End of period	$874,535	$427,605

Non-cash investing and financing activities
Change in accrual for property and equipment	$(12,449)	$(15,620)
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. These consolidated financial statements are presented in U.S. Dollars. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. The consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019 (the “2019 Form 10-K”), which should be read in conjunction with these unaudited consolidated financial statements. The unaudited results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or any other portions thereof.
On March 2, 2020, the Company acquired, on a cash free, debt free basis, 100% of Triple Pte. Ltd. ("Triple"), a distributor of the Company's products in Southeast Asia. The results of operations of this acquisition have been consolidated with those of the Company beginning on March 2, 2020. Refer to Note 4 for a discussion of the acquisition.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”. The Company has been focused on protecting the health and safety of its teammates, athletes and consumers, working with its customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global pandemic, while managing the Company's business in response to a changing dynamic. The Company's business operations and financial performance for the three and nine months ended September 30, 2020 were materially impacted by COVID-19. These impacts are discussed within these notes to the unaudited consolidated financial statements, including but not limited to discussions related to long-lived asset and goodwill impairment, leases, long term debt, and income taxes.
In response to the pandemic, global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, were announced. The Company recognized certain incentives totaling $1.5 million and $6.6 million for the three and nine months ended September 30, 2020. The incentives were recorded as a reduction of the associated costs which the Company incurred within selling, general and administrative expenses in the unaudited consolidated statement of operations. Further, the CARES Act includes modification to income tax provisions. Refer to Note 12 for discussion of the impacts of modifications to income tax provisions under the CARES Act.
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

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$865,609	$788,072	$416,603
Restricted cash	8,926	7,936	11,002
Total Cash, cash equivalents and restricted cash	$874,535	$796,008	$427,605
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. None of the Company's customers accounted for more than 10% of accounts receivable as of September 30, 2020 and December 31, 2019, respectively. One of the Company's customers accounted for 10% of accounts receivable as of September 30, 2019. For the three and nine months ended September 30, 2020 and 2019, no customer accounted for more than 10% of the Company's net revenues. Given the current global economic environment and impacts of COVID-19, the Company regularly evaluates the credit risk of the large wholesale customers which make up the majority of the Company's accounts receivable. Refer to the "Credit Losses - Allowance for Doubtful Accounts" for a discussion of the evaluation of credit losses.
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
As of September 30, 2020, December 31, 2019 and September 30, 2019, no amounts remained outstanding under these agreements. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the unaudited consolidated statement of operations.
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

(In thousands)	Balance as of June 30, 2020	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of September 30, 2020
Allowance for doubtful accounts - accounts receivable, net	$29,658	$(1,103)	$(154)	$28,401
Allowance for doubtful accounts - prepaid expenses and other current assets	$7,359	$9	$—	$7,368

(In thousands)	Balance as of December 31, 2019	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of September 30, 2020
Allowance for doubtful accounts - accounts receivable, net	$15,083	$13,504	$(186)	$28,401
Allowance for doubtful accounts - prepaid expenses and other current assets	$—	$7,368	$—	$7,368

For the three months ended September 30, 2020, the decrease in the reserve is primarily due to the collection of account balances that were previously reserved for. For the nine months ended September 30, 2020, the increase in the reserve is primarily due to the evaluation of certain account balances in connection with negative developments that represent a higher risk of credit default. The allowance for doubtful accounts was established with information available, including reasonable and supportable estimates of future risk to the Company as of September 30, 2020. There may be further impacts due to COVID-19.
As of September 30, 2019, the allowance for doubtful accounts was $16.5 million.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the unaudited consolidated balance sheet. The Company reviews and refines these estimates on at least a quarterly basis. As of September 30, 2020, December 31, 2019 and September 30, 2019, there were $197.5 million, $219.4 million and $209.8 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $50.8 million, $61.1 million and $58.7 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the unaudited consolidated balance sheet.
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses, on the Company's unaudited consolidated balance sheets. As of September 30, 2020, December 31, 2019, and September 30, 2019, contract liabilities were $64.9 million, $60.4 million and $60.6 million, respectively.
For the three and nine months ended September 30, 2020, the Company recognized $9.9 million and $21.2 million of revenue that was previously included in contract liabilities as of December 31, 2019. For the three and nine months ended September 30, 2019, the Company recognized $9.2 million and $22.6 million of revenue that was previously included in contract liabilities as of December 31, 2018. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.

The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $21.2 million and $20.8 million for the three months ended September 30, 2020 and 2019, respectively, and $61.2 million and $63.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome.
In the first quarter of 2020, the Company performed a qualitative assessment of potential impairment indicators for its investment in Dome and determined that indicators of impairment existed due to impacts from COVID-19. The Company performed a valuation of its investment in Dome and determined that the fair value of its investment was less than its carrying value by $3.7 million. The Company determined this decline in value to be other-than-temporary considering Dome's near and long-term financial forecast. Accordingly, the Company's results for the nine months ended September 30, 2020 include the impact of recording a $3.7 million impairment of the Company's equity method investment in Dome during the first quarter, which reduced the carrying value to zero. The impairment charge was recorded within income (loss) from equity method investment on the unaudited consolidated statements of operations and as a reduction to the invested balance within other long term assets on the unaudited consolidated balance sheets. The Company calculated fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that it expects the investment to generate in the future.
As of September 30, 2020, December 31, 2019 and September 30, 2019 there was no carrying value, $5.1 million, and $47.4 million, respectively, associated with the Company’s equity investment in Dome. The Company did not record its allocable share of Dome's net loss for the three months ended September 30, 2020 as losses are not recognized in excess of the total investment. The Company recorded its allocable share of Dome’s net loss of $1.2 million for the three months ended September 30, 2019, and $1.4 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively, within income (loss) from equity method investment on the unaudited consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited consolidated balance sheets.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $10.9 million and $9.2 million for the three months ended September 30, 2020 and 2019, respectively, and $17.4 million and $20.9 million for the nine months ended September 30, 2020 and 2019, respectively. Of the $10.9 million of license revenues recorded for the three months ended September 30, 2020, $3.0 million was related to license revenues earned in the three months ended June 30, 2020 but collected in the third quarter, as the Company had previously deemed the collection of this amount not probable. As of September 30, 2020, December 31, 2019, and September 30, 2019, the Company had $8.5 million, $15.6 million, and $9.1 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited consolidated balance sheets.
On March 2, 2020, as part of the Company's acquisition of Triple, the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For the three and nine months ended September 30, 2020, the Company recorded the allocable share of UA Sports Thailand’s net loss of $1.2 million and $1.8 million, respectively, within income (loss) from equity method investment on the unaudited consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited consolidated balance sheets. As of September 30, 2020, the carrying value of the Company’s total investment in UA Sports Thailand was $3.7 million. Refer to Note 4 for discussion of the acquisition.

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
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The ASU provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. This ASU is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2022. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
3. Restructuring and Related Impairment Charges
On March 31, 2020, the Company's Board of Directors approved the previously announced restructuring plan ("2020 Restructuring") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation. The Company identified further opportunities and on September 2, 2020, the Company’s Board of Directors approved a $75 million increase to the restructuring plan, resulting in an updated 2020 restructuring plan of approximately $550 million to $600 million of total estimated pre-tax restructuring and related charges.

The restructuring and related charges primarily consist of up to approximately:
•$224 million of cash restructuring charges, comprised of up to: $63 million in facility and lease termination costs, $30 million in employee severance and benefit costs, and $131 million in contract termination and other restructuring costs; and
•$376 million of non-cash charges comprised of an impairment of $291 million related to the Company’s New York City flagship store and $85 million of intangibles and other asset related impairments.
The Company recorded $70.2 million and $410.3 million of restructuring and related impairment charges for the three and nine months ended September 30, 2020, respectively. The summary of the costs recorded during the three and nine months ended September 30, 2020, as well as the Company's current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan is as follows:

	Restructuring and Related Impairment Charges Recorded		Estimated Restructuring and Related Impairment Charges
(In thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020 (A)	Remaining to be Incurred (B)	Total to be Incurred (1) (A+B)
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$11,000	$11,000
Inventory write-offs	—	—	2,000	2,000
Total costs recorded in cost of goods sold	—	—	13,000	13,000

Costs recorded in restructuring and related impairment charges:
Property and equipment impairment	3,307	26,211	17,789	44,000
Intangible asset impairment	—	—	4,000	4,000
ROU asset impairment	—	290,813	4,187	295,000
Employee related costs	26,410	27,239	2,761	30,000
Contract exit costs (2)	38,520	53,462	124,538	178,000
Other restructuring costs	1,995	12,533	23,467	36,000
Total costs recorded in restructuring and related impairment charges	70,232	410,258	176,742	587,000
Total restructuring and related impairment and restructuring related costs	$70,232	$410,258	$189,742	$600,000
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company in connection with the restructuring plan. The Company currently anticipates that most of the total restructuring and related charges will occur by the end of fiscal 2020.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.
All restructuring and related impairment charges are included in the Company's Corporate Other non-operating segment, of which $39.1 million are North America related, $11.5 million are EMEA related, $6.1 million are Latin America related, $3.6 million are Asia-Pacific related and $0.1 million are Connected Fitness related for the three months ended September 30, 2020 and $367.4 million are North America related, $11.6 million are EMEA related, $6.4 million are Latin America related, $3.6 million are Asia-Pacific related and $0.1 million are Connected Fitness related for the nine months ended September 30, 2020.
The lease term for the Company's New York City flagship store commenced on March 1, 2020 and an operating lease ROU asset and corresponding operating lease liability of $344.8 million was recorded on the Company's unaudited consolidated balance sheet. In March 2020, as a part of the 2020 Restructuring, the Company made the strategic decision to forgo the opening of its New York City flagship store and the property is actively being marketed for sublease. Accordingly, in the first quarter of 2020, the Company recognized a ROU asset impairment of $290.8 million, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the unaudited consolidated statements of operations. There were no related ROU asset impairment charges for the three months ended September 30, 2020.
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
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2020	$462	$17,843	$—
Additions charged to expense	26,930	42,391	11,843
Cash payments charged against reserve	(4,279)	(14,618)	(3,699)
Changes in reserve estimate	(462)	42	—
Balance at September 30, 2020	$22,651	$45,658	$8,144

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
There were no acquisition related costs expensed during the three months ended September 30, 2020. The Company recognized $1.0 million in acquisition related costs that were expensed during the nine months ended September 30, 2020. These costs are included in selling, general and administrative expenses within the unaudited consolidated statement of operations. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

5. Long-Lived Asset and Goodwill Impairment
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2020. In the first quarter of 2020, the Company performed undiscounted cash flow analyses on it's long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. The Company estimated the fair values of these long-lived assets based on their discounted cash flows or market rent assessments. The Company compared these estimated fair values to the net carrying values. Additionally, the Company recognized long-lived asset impairment charges of $4.0 million for the three months ended September 30, 2020, included within the North America operating segment. The Company recognized $87.8 million of long-lived asset impairment charges for the nine months ended September 30, 2020. The long-lived impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the related asset balances on the unaudited consolidated balance sheets. The long-lived asset impairment charges are included within the Company's operating segments as follows: $47.4 million recorded in North America, $25.5 million recorded in Asia-Pacific, $12.8 million recorded in Latin America, and $2.1 million recorded in EMEA for the nine months ended September 30, 2020.
The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent.

Additionally, the Company recognized $290.8 million of long-lived asset impairment charges related to the Company's New York City flagship store, which was recorded in connection with the Company's 2020 Restructuring Plan for the nine months ended September 30, 2020. Refer to Note 3 for further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. In the first quarter of 2020, the Company performed discounted cash flow analyses and determined that the estimated fair values of the Latin America reporting unit and the Canada reporting unit, within the North America operating segment, no longer exceeded its carrying value, resulting in an impairment of goodwill. The Company recognized goodwill impairment charges of $51.6 million for the nine months ended September 30, 2020 for these reporting units. The goodwill impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the goodwill balance on the unaudited consolidated balance sheets. There were no triggering events or goodwill impairment charges recorded for the three months ended September 30, 2020.
The determination of the Company’s reporting units' fair value includes assumptions that are subject to various risks and uncertainties. The significant estimates used in the discounted cash flow analyses, which are based on Level 3 inputs, include: the Company’s weighted average cost of capital, adjusted for the risk attributable to the geographic regions of the reporting unit's business, long-term rate of growth and profitability of the reporting unit's business, working capital effects, and changes in market conditions, consumer trends or strategy.
As of March 31, 2020, the fair value of each of the Company's other reporting units substantially exceeded its carrying value with the exception of the EMEA reporting unit. The fair value of the EMEA reporting unit exceeded its carrying value by 16%. Holding all other assumptions used in the fair value measurement of the EMEA reporting unit constant, a reduction in the growth rate of revenue by 1.5 percentage points or a reduction in the growth rate of net income by 2.3 percentage points would eliminate the headroom. No events occurred during the three and nine months ended September 30, 2020 that indicated it was more likely than not that goodwill was impaired for this reporting unit.
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2019	318,288	106,066	79,168	46,656	—	550,178
Effect of currency translation adjustment	(1,572)	1,076	5,950	(10,426)	—	(4,972)
Impairment	(15,345)	—	—	(36,230)		(51,575)
Balance as of September 30, 2020	$301,371	$107,142	$85,118	$—	$—	$493,631

6. Leases
The Company enters into operating leases both domestically and internationally, to lease certain warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the unaudited consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the unaudited consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the quarter ended September 30, 2020.

As the rate implicit in a lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency for international leases.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $36.9 million and $37.6 million for the three months ended September 30, 2020 and 2019, respectively, and $108.6 million and $113.4 million for the nine months ended September 30, 2020 and 2019, respectively, under non-cancelable operating lease agreements. The operating lease costs include $2.9 million and $3.4 million in variable lease payments, for the three months ended September 30, 2020 and 2019, respectively, and $5.4 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.
As a result of the impacts of COVID-19, the Company sought concessions from landlords for certain leases of brand and factory house stores in the form of rent deferrals or rent waivers. Consistent with updated guidance from the FASB in April 2020, the Company elected to account for the accounting policy of treating these concessions as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial change in the Company's obligations. The Company's rent deferrals had no impact to rent expense during the three and nine months ended September 30, 2020 and amounts deferred and payable in future periods have been included in short term lease liability on the Company's unaudited consolidated balance sheet as of September 30, 2020. The Company's rent waivers, which were recorded as a reduction of rent expense, were not material for the three and nine months ended September 30, 2020.
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Weighted average remaining lease term (in years)	9.24	6.96
Weighted average discount rate	3.82	4.29
Supplemental cash flow and other information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$37,810	$32,331	$113,784	$83,183
Leased assets obtained in exchange for new operating lease liabilities	$11,018	$17,732	$393,850	$47,832

Maturities of lease liabilities are as follows:

(In thousands)
2020	$51,619
2021	184,576
2022	161,460
2023	143,281
2024	124,598
2025 and thereafter	564,996
Total lease payments	$1,230,530
Less: Interest	200,854
Total present value of lease liabilities (1)	$1,029,676
(1) Amounts above reflect lease liabilities associated with the Company's New York City flagship store lease, which commenced on March 1, 2020. Refer to Note 3 for discussion of the impairment of the associated ROU lease asset.
As of September 30, 2020, the Company has additional operating lease obligations that have not yet commenced of approximately $12.8 million which are not reflected in the table above.

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
The amended credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.1 billion of borrowings, a reduction from the $1.25 billion of commitments under the prior credit agreement. During the three months ended September 30, 2020, the Company repaid $250 million of borrowings under the revolving credit facility, which the Company had borrowed as a precautionary measure in order to increase its cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 pandemic. As of September 30, 2020, December 31, 2019 and September 30, 2019, there were no amounts outstanding under the revolving credit facility.
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
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $15.5 million, $5.0 million and $5.1 million of letters of credit outstanding as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
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
The amended credit agreement also contains financial covenants that require the Company to comply with specific consolidated leverage and interest coverage ratios during specified periods. Under the prior credit agreement, the Company was required to maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.50 to 1.0 (the “interest coverage covenant”) and was not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the “leverage covenant”), as described in more detail in the prior credit agreement. The amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio) and the interest coverage covenant beginning with the quarter ended June 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the “covenant suspension period”) as summarized below and described in more detail in the amended credit agreement:
•For the fiscal quarter ended June 30, 2020, the interest coverage covenant was suspended and the leverage covenant required that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.5 to 1.0.
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
As of September 30, 2020, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature and similar to the prior credit agreement, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
During the covenant suspension period, the applicable margin for loans will be 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 2.1% during the three months ended September 30, 2020, and 2.3% and 3.6% for the nine months ended September 30, 2020 and 2019, respectively. During the covenant suspension period, the commitment fee rate will be 0.40% per annum. Otherwise, the Company pays a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2020, the commitment fee was 15.0 basis points. The Company incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.

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
In connection with the Convertible Senior Notes issuance, the Company incurred deferred financing costs of $12.3 million, primarily related to fees paid to the initial purchasers of the offering, as well as legal and accounting fees. These costs were allocated on a pro rata basis, with $10.1 million allocated to the debt component and $2.2 million allocated to the equity component.
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 6.8%.
The Convertible Senior Notes consist of the following components:

(In thousands)	September 30, 2020	September 30, 2019
Liability component
Principal	$500,000	$—
Unamortized debt discount	(84,127)	—
Unamortized issuance costs	(9,123)	—
Net carrying amount	$406,750	$—

Equity component, net of issuance costs	$88,672	$—
Interest expense related to the Convertible Senior Notes consists of the following as of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Coupon interest	$1,875	$—	$2,500	$—
Non-cash amortization of debt discount	5,040	—	6,720	—
Amortization of deferred financing costs	622	—	829	—
Convertible senior notes interest expense	$7,537	$0	$10,049	$0

In connection with the issuance of the Convertible Senior Notes, the Company recorded an $11.0 million net deferred tax liability and a corresponding reduction in valuation allowance. As a result, there was no net impact to the Company’s deferred income taxes or additional paid in capital on the unaudited consolidated balance sheet.
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

Interest Expense
Interest expense, net, was $15.0 million and $5.7 million for the three months ended September 30, 2020 and 2019, respectively, and $32.3 million and $15.9 million for the nine months ended September 30, 2020 and 2019, respectively, inclusive of amounts related to the Senior Convertible Notes, as detailed above. Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
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

In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “District Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Securities Action”). On August 4, 2017, the lead plaintiff in the Consolidated Securities Action, Aberdeen City Council as Administrating Authority for the North East Scotland Pension Fund (“Aberdeen”), joined by named plaintiff Bucks County Employees Retirement Fund (“Bucks County”), filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s then-Chief Executive Officer, Kevin Plank, and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleged violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint is September 16, 2015 through January 30, 2017. The Amended Complaint also asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016. The Securities Act claims were asserted against the Company, Mr. Plank, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleged that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint. On September 19, 2018, the District Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. Lead plaintiff Aberdeen, joined by named plaintiff Monroe County Employees’ Retirement Fund (“Monroe”), filed a Second Amended Complaint on November 16, 2018, asserting claims under the Exchange Act and naming the Company and Mr. Plank as the remaining defendants. The remaining defendants filed a motion to dismiss the Second Amended Complaint on January 17, 2019. On August 19, 2019, the District Court dismissed the Second Amended Complaint with prejudice.
In September 2019, plaintiffs Aberdeen and Bucks County filed an appeal in the United States Court of Appeals for the Fourth Circuit challenging the decisions by the District Court on September 19, 2018 and August 19, 2019 (the “Appeal”). The Appeal was fully briefed as of January 16, 2020.
On November 6 and December 17, 2019, two purported shareholders of the Company filed putative securities class actions in the District Court against the Company and certain of its current and former executives (captioned Patel v. Under Armour, Inc., No. 1:19-cv-03209-RDB (“Patel”), and Waronker v. Under Armour, Inc., No. 1:19-cv-03581-RDB (“Waronker”), respectively). The complaints in Patel and Waronker alleged violations of Section 10(b) (and Rule 10b-5) of the Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaints. The complaints claimed that the defendants’ disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”) since July 2017.
On November 18, 2019, Aberdeen, the lead plaintiff in the Consolidated Securities Action, filed in the District Court a motion for an indicative ruling under Federal Rule of Civil Procedure 62.1 (the “Rule 62.1 Motion”) seeking relief from the final judgment pursuant to Federal Rule of Civil Procedure 60(b). The Rule 62.1 Motion alleged that purported newly discovered evidence entitled Aberdeen to relief from the District Court’s final judgment. Aberdeen also filed motions seeking (i) to consolidate the Patel and Waronker cases with the Consolidated Securities Action, and (ii) to be appointed lead plaintiff over the consolidated cases.
On January 22, 2020, the District Court granted Aberdeen’s Rule 62.1 motion and indicated that it would grant a motion for relief from the final judgment and provide Aberdeen with the opportunity to file a third amended complaint if the Fourth Circuit remanded for that purpose. The District Court further stated that it would, upon remand, consolidate the Patel and Waronker cases with the Consolidated Securities Action and appoint Aberdeen as the lead plaintiff over the consolidated cases.
On August 13, 2020, the Fourth Circuit remanded the Appeal to the District Court for the limited purpose of allowing the District Court to rule on Aberdeen’s motion seeking relief from the final judgment pursuant to Federal Rule of Civil Procedure 60(b). On September 14, 2020, the District Court issued an order granting that relief. The District Court’s order also consolidated the Patel and Waronker cases into the Consolidated Securities Action and appointed Aberdeen as lead plaintiff over the Consolidated Securities Action.
On October 14, 2020, Aberdeen, along with named plaintiffs Monroe and KBC Asset Management NV, filed a third amended complaint (the “TAC”) in the Consolidated Securities Action, asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company and Mr. Plank and under Section 20A of the Exchange Act against Mr. Plank. The TAC alleges that the defendants supposedly concealed purportedly declining consumer demand for certain of the Company's products between the third quarter of 2015 and the fourth quarter of 2016 by making allegedly false and misleading statements regarding the Company’s performance and future prospects and by engaging in undisclosed and allegedly improper sales and accounting practices, including shifting sales between quarterly periods allegedly to appear healthier. The TAC also alleges that the defendants purportedly failed to disclose that the Company was under investigation by and cooperating with DOJ and the SEC since July 2017. The class period identified in the TAC is September 16, 2015 through November 1, 2019.
The Company continues to believe that the claims asserted in the Consolidated Securities Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of this matter.

2018 Derivative Complaints
In June and July 2018, three purported stockholder derivative complaints were filed. Two of the complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively), and those cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The other complaint was filed in the United States District Court for the District of Maryland (in a case captioned Andersen v. Plank et al. (filed July 23, 2018)). The operative complaints in these cases name Mr. Plank, certain other current and former members of the Company’s Board of Directors and certain former Company executives as defendants, and name the Company as a nominal defendant. The operative complaints include allegations similar to those in the Amended Complaint in the Consolidated Securities Action matter discussed above, challenging, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products and stock sales by certain individual defendants. The operative complaints in each of these cases assert breach of fiduciary duty and unjust enrichment claims against the individual defendants. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
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
The Andersen action was stayed from December 2018 to August 2019 and again from September 2019 to September 2020 (the “2019 Stay Order”). Pursuant to a court ordered stipulation issued in October 2020, the parties in the Andersen action have agreed to present to the court a schedule for further proceedings in the action on or before November 20, 2020 and that the terms of the 2019 Stay Order shall remain in effect through and including November 20, 2020.
On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims relating to the Company’s purchase of parcels in Port Covington (which action has since been dismissed in its entirety). The court ordered stay in the consolidated Kenney action remains in effect at this time.
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

2020 Derivative Complaints
Between August 11, 2020 and October 21, 2020, five purported shareholder derivative complaints were filed. Three complaints were filed in Maryland state court (in cases captioned Cordell v. Plank, et al. (filed August 11, 2020), Klein v. Plank, et al. (filed October 2, 2020), and Salo v. Plank, et al. (filed October 21, 2020), respectively). The other two complaints were filed in the United States District Court for the District of Maryland (in cases captioned Olin v. Plank, et al. (filed September 1, 2020), and Smith v. Plank, et al. (filed September 8, 2020), respectively). The complaints in these cases name Mr. Plank, certain other current and former members of the Company’s Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant.
The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company’s disclosures related to growth and consumer demand for certain of the Company’s products; (ii) the Company’s practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company’s internal controls with respect to revenue recognition and inventory management; (iv) the Company’s supposed failure to timely disclose investigations by the SEC and DOJ; (v) the compensation paid to the Company’s directors and executives while the alleged wrongdoing was occurring; and/or (vi) stock sales by certain individual defendants. The complaints assert breach of fiduciary duty, gross mismanagement, unjust enrichment, and/or corporate waste claims against the individual defendants. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
Prior to the filing of the derivative complaints in these five actions, none of the purported stockholders made a demand that the Company’s Board of Directors pursue the claims asserted in the complaints.
The Company believes that the claims asserted in these derivative complaints are without merit and intends to defend these matters vigorously. However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of the outcome of these matters.

Wells Notices
In addition to the Company’s material pending legal proceedings, as previously disclosed, in July 2020, the Company, as well as Kevin Plank and David Bergman (together, the “Executives”), received “Wells Notices” from the SEC relating to the Company’s disclosures covering the third quarter of 2015 through the period ending December 31, 2016, regarding the use of “pull forward” sales in connection with revenue during those quarters. The Wells Notices informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain rules promulgated thereunder. The Wells Notices delivered to the Executives also reference potential charges related to the Executives’ participation in the Company’s violations, as well as control person liability under the Exchange Act.
The potential relief to be sought referenced in the Wells Notices included an injunction, a cease-and-desist order, disgorgement, prejudgment interest, and civil monetary penalties, as well as, in the case of the Executives, a bar from serving as an officer or director of a public company. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, and to date no legal proceedings have been brought against the Company or the Executives with respect to this matter. The Company and the Executives maintain that their actions were appropriate and are pursuing the Wells Notice process, and also are engaging in a dialogue with the SEC Staff to work toward a resolution of this matter.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets (liabilities) measured at fair value on a recurring basis are set forth in the table below:

	September 30, 2020			December 31, 2019			September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 11)	$—	$(203)	$—	$—	$(7,151)	$—	$—	$18,695	$—
TOLI policies held by the Rabbi Trust	—	7,229	—	—	6,543	—	—	6,139	—
Deferred Compensation Plan obligations	—	(13,113)	—	—	(10,839)	—	—	(10,269)	—
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
As of September 30, 2020, the fair value of the Company's Convertible Senior Notes was $624.8 million. As of September 30, 2020, December 31, 2019, and September 30, 2019, the fair value of the Company's Senior Notes was $566.6 million, $587.5 million and $579.7 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of September 30, 2020, December 31, 2019 and September 30, 2019. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

10. Stock Based Compensation
Performance-Based Equity Compensation
The Company grants a combination of time-based and performance-based restricted stock units and stock options as part of its incentive compensation. Certain senior executives are eligible to receive performance-based awards. The Company did not grant any performance-based restricted stock units or stock options during the three and nine months ended September 30, 2020. During 2019, the Company granted performance-based restricted stock units or stock options with vesting conditions tied to the achievement of revenue and operating income targets for 2019 and 2020. As of March 31, 2020, the Company deemed the achievement of these revenue and operating income targets improbable, accordingly, a reversal of $2.9 million of expense was recorded for the performance-based restricted stock units and stock options. No expense for these awards was recorded during the three months ended September 30, 2020.

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2020, the Company has hedge instruments, primarily for U.S Dollar/Chinese Renminbi, British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Canadian Dollar, Australian Dollar/U.S. Dollar, and U.S. Dollar/Mexican Peso currency pairs. All derivatives are recognized on the unaudited consolidated balance sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments within the unaudited consolidated balance sheets. Refer to Note 9 for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	September 30, 2020	December 31, 2019	September 30, 2019
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$5,659	$4,040	$18,866
Foreign currency contracts	Other long term assets	—	24	1,220
Total derivative assets designated as hedging instruments		$5,659	$4,064	$20,086

Foreign currency contracts	Other current liabilities	$4,942	$8,772	$1,260
Foreign currency contracts	Other long term liabilities	—	$2,443	$—
Total derivative liabilities designated as hedging instruments		$4,942	$11,215	$1,260

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$5,373	$2,337	$1,393
Total derivative assets not designated as hedging instruments		$5,373	$2,337	$1,393

Foreign currency contracts	Other current liabilities	$1,714	$9,510	$2,794
Total derivative liabilities not designated as hedging instruments		$1,714	$9,510	$2,794

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,433,021	$218	$1,429,456	$6,125	$3,070,901	$3,495	$3,825,907	$14,337
Cost of goods sold	746,701	4,496	739,558	1,317	1,604,428	7,179	2,036,901	3,525
Interest expense, net	(14,955)	(9)	(5,655)	(9)	(32,251)	(27)	(15,881)	1,607
Other expense, net	(7,184)	4	(429)	44	(10,493)	25	(2,224)	836

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of June 30, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	26,200	(18,432)	4,701	3,066
Interest rate swaps	(559)	—	(9)	(550)
Total designated as cash flow hedges	$25,641	$(18,432)	$4,692	$2,516

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	(6,005)	19,727	10,655	3,066
Interest rate swaps	(577)	—	(27)	(550)
Total designated as cash flow hedges	$(6,582)	$19,727	$10,628	$2,516

(In thousands)	Balance as of June 30, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	11,595	17,378	7,495	21,478
Interest rate swaps	(595)	—	(9)	(586)
Total designated as cash flow hedges	$11,000	$17,378	$7,486	$20,892

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	21,908	18,277	18,707	21,478
Interest rate swaps	954	67	1,607	(586)
Total designated as cash flow hedges	$22,862	$18,344	$20,314	$20,892

The following table presents the amounts in the unaudited consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other expense, net	$(7,184)	$(962)	$(429)	$(474)	$(10,493)	$1,022	$(2,224)	$(2,629)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2020, December 31, 2019 and September 30, 2019, the aggregate notional value of the Company's outstanding cash flow hedges was $301.2 million, $879.8 million and $568.3 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 for a discussion of long term debt. As of September 30, 2020, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the unaudited consolidated statements of operations in the same manner as the underlying exposure.
The Company evaluated the probability of certain hedged forecasted transactions and determined certain transactions, against which hedges were designated, were no longer probable of occurring by the end of the originally specified time period, as a result of the impacts of COVID-19. The amounts recorded in other income (expense), previously recorded in accumulated other comprehensive income, as a result of the discontinuance of cash flow hedges were not material for the nine months ended September 30, 2020. There were no amounts recorded in other income (expense) as a result of the discontinuance of cash flow hedges for the three months ended September 30, 2020.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2020, December 31, 2019 and September 30, 2019, the total notional value of the Company's outstanding undesignated derivative instruments was $262.9 million, $304.2 million and $454.0 million, respectively.
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

12. Provision for Income Taxes
Provision for Income Taxes
The effective rates for income taxes were (10.2)% and 22.1% for the three months ended September 30, 2020 and 2019, respectively. The change in the Company’s effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period and the recording of valuation allowances against the majority of 2020 losses forecasted in the United States and discrete items during the three months ended September 30, 2020.
Cares Act
On March 27, 2020 the United States enacted the CARES Act to combat the negative economic impact of the COVID-19 pandemic. The CARES Act includes several provisions aimed at assisting corporate taxpayers, including the allowance of a five-year carryback for net operating losses originating in the 2018, 2019, and 2020 tax years; removal of the taxable income limitation on net operating loss utilization for tax years before 2021; loosening of the interest deduction limitation in the 2019 and 2020 tax years; and technical corrections from the Tax Cuts and Jobs Act related to the tax life for qualified improvement property.
The Company’s effective tax rate for the three months ended September 30, 2020 includes the income tax accounting impacts of the CARES Act. More specifically, the effective tax rate includes a benefit for the portion of forecasted 2020 net operating losses in the United State federal jurisdiction able to be carried back to offset taxable income in the five-year carryback period. This benefit partially offsets the impact of recording valuation allowances against the majority of the Company’s deferred tax assets in the United States federal jurisdiction.
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
Based on developments during the first quarter of 2020, including the negative economic impact of the COVID-19 pandemic and an increase in the range of pre-tax charges forecast to be incurred in connection with the 2020 Restructuring Plan, the Company no longer believes it is more likely than not that a majority of the Company’s U.S. federal deferred tax assets will be realized. As such in the first quarter of 2020, the Company recorded a valuation allowance on the portion of U.S. deferred tax assets which are not forecast to be utilized with the 2020 net operating loss carryback. Additionally, based on similar factors during the first quarter of 2020, the Company recorded a valuation allowance on all China deferred tax assets. The Company has recorded additional valuation allowances on pre-tax losses incurred year to date for the US and China during the second and third quarter of 2020 and will continue to evaluate the Company’s ability to realize its deferred tax assets on a quarterly basis.

13. Earnings per Share
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income (loss)	$38,946	$102,315	$(733,630)	$107,443
Denominator
Weighted average common shares outstanding Class A, B and C	454,541	451,385	453,847	450,739
Effect of dilutive securities Class A, B, and C	2,133	3,310	—	3,308
Weighted average common shares and dilutive securities outstanding Class A, B, and C	456,674	454,695	453,847	454,047

Basic net income (loss) per share of Class A, B and C common stock	$0.09	$0.23	$(1.62)	$0.24
Diluted net income (loss) per share of Class A, B and C common stock	$0.09	$0.23	$(1.62)	$0.24

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 7.3 million and 0.6 million shares of Class A and C common stock outstanding for the three months ended September 30, 2020 and 2019, respectively, and 1.9 million for the nine months ended September 30, 2019, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the nine months months ended September 30, 2020, there were no stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net revenues
North America	$962,565	$1,015,920	$2,021,247	$2,675,389
EMEA	210,111	160,981	437,140	440,405
Asia-Pacific	178,895	154,898	397,846	453,296
Latin America	44,338	52,186	108,573	141,095
Connected Fitness	36,894	39,346	102,600	101,385
Corporate Other (1)	218	6,125	3,495	14,337
Total net revenues	$1,433,021	$1,429,456	$3,070,901	$3,825,907
(1) Corporate Other consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Operating income (loss)
North America	$224,593	$237,229	$251,579	$536,700
EMEA	40,834	21,989	43,840	44,700
Asia-Pacific	19,248	34,666	(30,040)	74,116
Latin America	1,802	233	(50,756)	(4,017)
Connected Fitness	6,629	7,023	14,020	8,103
Corporate Other	(234,536)	(162,220)	(897,927)	(496,905)
Total operating income (loss)	58,570	138,920	(669,284)	162,697
Interest expense, net	(14,955)	(5,655)	(32,251)	(15,881)
Other expense, net	(7,184)	(429)	(10,493)	(2,224)
Income (loss) before income taxes	$36,431	$132,836	$(712,028)	$144,592

Net revenues by product category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Apparel	$927,041	$985,623	$1,951,186	$2,499,989
Footwear	298,687	250,596	693,464	827,223
Accessories	145,060	118,164	268,912	306,406
Net Sales	1,370,788	1,354,383	2,913,562	3,633,618
License revenues	25,121	29,602	51,244	76,567
Connected Fitness	36,894	39,346	102,600	101,385
Corporate Other (1)	218	6,125	3,495	14,337
Total net revenues	$1,433,021	$1,429,456	$3,070,901	$3,825,907
(1) Corporate Other consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

Net revenues by distribution channel are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Wholesale	$830,478	$891,709	$1,721,432	$2,417,028
Direct to Consumer	540,310	462,674	1,192,130	1,216,590
Net Sales	1,370,788	1,354,383	2,913,562	3,633,618
License revenues	25,121	29,602	51,244	76,567
Connected Fitness	36,894	39,346	102,600	101,385
Corporate Other (1)	218	6,125	3,495	14,337
Total net revenues	$1,433,021	$1,429,456	$3,070,901	$3,825,907
(1) Corporate Other consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.
15. Subsequent Events
On October 28, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell UA Connected Fitness, Inc. (“UACF”), a wholly-owned subsidiary of the Company, pursuant to which the Company will sell its MyFitnessPal business through a sale of all of the issued and outstanding shares of common stock of UACF, subject to the terms and conditions of the Purchase Agreement. The aggregate sale price is $345 million, of which $215 million is payable at the closing of the sale and up to $130 million in earnout payments which are based on the achievement of certain revenue targets over the three-year period following the closing date as set forth in the Purchase Agreement. The purchase price is subject to working capital and other customary adjustments. The potential earnout payments include up to $35 million payable in 2022, $45 million payable in 2023 and $50 million payable in 2024. The transaction is currently expected to close during the fourth quarter of 2020, subject to applicable regulatory approvals (including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations, our plans to reduce our operating expenses, anticipated charges and restructuring costs, projected savings related to our restructuring plans and our planned sale of our MyFitnessPal platform and the timing thereof, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.

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
During the first quarter of 2020, we took action to close substantially all of our brand and factory house stores based on regional conditions, a majority of which remained closed into the second quarter of 2020. By the end of the third quarter of 2020, substantially all of our brand and factory house stores were re-opened. The following is a summary of our owned and operated store closures and their status as of the end of September 2020:
•North America: Beginning in mid-March we closed all of our stores in the North America operating segment, which remained closed through the end of April. We began a progressive re-opening of stores in May and more than 85% of our stores were open by the end of June. All of our stores were open by the end of September.
•EMEA: Beginning in mid-March we closed all of our stores in the EMEA operating segment, of which, over 65% remained closed through the end of April. We continued the re-opening of stores in May and more than 95% of our stores were open by the end of June. All of our stores were open by the end of September.
•Asia-Pacific: Stores in China were closed from late-January through early-March, when a slowly progressive re-opening process started. Stores in the remainder of the Asia-Pacific operating segment were also closed from time to time based on local conditions. More than 80% of our stores were open by the end of April and more than 95% of the stores were open by the end of June, which remained consistent through the end of September.
•Latin America: Beginning in mid-March we closed all of our stores in the Latin America operating segment, which remained closed in April and through the end of May. We began a progressive re-opening of stores in June and more than 25% of our stores were open by the end of June. We continued the progressive re-opening of stores through September and more than 85% of stores were open by the end of September.
The discussion above reflects the status of our owned and operated store closures through the end of September 2020, however, depending on the progression of COVID-19, stores in certain regions may close from time to time.
Additionally, throughout this time, many of our wholesale customers also closed their stores or operated them at limited capacity. As this pandemic progressed, we estimated that, in mid-May, approximately 80% of locations where our products are sold were closed. By the end of May and throughout June, our owned and partner doors and those of our wholesale customers began reopening, though they continued to operate at limited capacity and experienced significantly decreased traffic. By the end of June, over 90% of our owned and partner doors had reopened, and most of our wholesale customers had also reopened their stores. Throughout the second and third quarters, we experienced significant growth in our global e-commerce business. Although we expect e-commerce sales to represent a higher portion of our overall business in 2020, sales in this channel have historically represented a small percentage of our total revenue. For example, in 2019 sales through our direct to consumer channel represented 34% of net revenues, with our e-commerce business representing less than half of the total direct to consumer business.
Our business operations and financial performance in 2020 were materially impacted by the developments discussed above, including decreases in net revenue and decreases in overall profitability as compared to the prior year. These developments have further required us to recognize certain long-lived asset and goodwill impairment charges, discussed in further detail below, and record valuation allowances on the majority of our deferred tax assets and recognize impairment on certain equity method investments.
In addition to the impacts on our sales outlined above, this pandemic has also impacted the operations of our distribution centers, our third-party logistics providers and our manufacturing and supplier partners, including through the closure or reduced capacity of facilities and operational changes to accommodate social distancing. Depending on the progression of COVID-19, we may experience further disruptions or increased operational and logistics costs throughout our supply chain which could negatively impact our ability to obtain inventory or service our customers.
As we have navigated these unprecedented circumstances, we continued to focus on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. During the second quarter of 2020, we amended our credit agreement which provides temporary relief from or revisions to certain of our financial covenants in the near-term, providing us with improved access to liquidity during this time period. We also completed a sale of $500 million of Convertible Senior Notes, the net proceeds of which we used to repay amounts outstanding under our amended credit agreement. Additional actions include, among others, reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our vendors, including revised lease terms with landlords in the form of rent deferrals or rent waivers, reductions in compensation costs, including through temporary reductions in pay, layoffs and decreases in incentive compensation, and limiting certain marketing and capital expenditures. Further, in connection with global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we recognized certain incentives totaling $1.5 million and $6.6 million for the three and nine months ended September 30, 2020. The incentives were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the unaudited consolidated statement of operations.
We do expect the pandemic to continue to have a material impact on our financial condition, results of operations and cash flows from operations in future periods. In the fourth quarter of 2020, we expect net revenues and profitability to be materially lower than the prior year period. Specifically, we are expecting timing impacts from COVID-19, related to customer order flow and changes in supply chain timing, which is expected to result in more planned spring product deliveries in early 2021 versus late 2020. We anticipate this change will negatively impact our fourth quarter net revenues by approximately 9 percentage points compared to the prior-year fourth quarter. We expect the negative impacts of COVID-19 to continue into 2021.
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

Quarterly Results
Financial highlights for the three months ended September 30, 2020 as compared to the prior year period include:
•Net revenues increased 0.2%.
•Wholesale revenue decreased 6.9%, while direct-to-consumer revenue increased 16.8%.
•Apparel revenue decreased 5.9%, while footwear and accessories revenue increased 19.2% and 22.8%, respectively.
•Revenue in our North America and Latin-America segments decreased 5.3% and 15.0%, respectively, respectively, while revenue in our EMEA and Asia-Pacific segments increased 30.5% and 15.5%, respectively.
•Gross margin decreased 40 basis points.
•Selling, general and administrative expense increased 0.5%.
•Restructuring and impairment charges were $74.2 million, comprised of $70.2 million of restructuring and related impairment charges and $4.0 million of long-lived asset impairment charges.
2020 Restructuring
On March 31, 2020, our Board of Directors approved the previously announced restructuring plan ("2020 Restructuring") designed to rebalance our cost base to further improve profitability and cash flow generation. We identified further opportunities and on September 2, 2020, our Board of Directors approved a $75 million increase to the restructuring plan, resulting in an updated 2020 restructuring plan of approximately $550 million to $600 million of total estimated pre-tax restructuring and related charges.
The restructuring and related charges primarily consist of up to approximately:
•$224 million of cash restructuring charges, comprised of up to: $63 million in facility and lease termination costs, $30 million in employee severance and benefit costs, and $131 million in contract termination and other restructuring costs; and
•$376 million of non-cash charges comprised of an impairment of $291 million related to our New York City flagship store and $85 million of intangibles and other asset related impairments.
As a result of our restructuring efforts, we expect approximately $40 million to $60 million of pre-tax savings in 2020 from our restructuring plan.
We recorded $70.2 million and $410.3 million of restructuring and related impairment charges for the three and nine months ended September 30, 2020, respectively, including the right of use asset ("ROU") impairment related to our New York City flagship store. The summary of the costs recorded during the three and nine months ended September 30, 2020, as well as our current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan is as follows:

	Restructuring and Related Impairment Charges Recorded		Estimated Restructuring and Related Impairment Charges
(In thousands)	Three months ended September 30, 2020	Nine months ended September 30, 2020 (A)	Remaining Charges to be Incurred (B)	Total Charges to be Incurred (1) (A+B)
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$11,000	$11,000
Inventory write-offs	—	—	2,000	2,000
Total costs recorded in cost of goods sold	—	—	13,000	13,000

Costs recorded in restructuring and related impairment charges:
Property and equipment impairment	3,307	26,211	17,789	44,000
Intangible asset impairment	—	—	4,000	4,000
ROU asset impairment	—	290,813	4,187	295,000
Employee related costs	26,410	27,239	2,761	30,000
Contract exit costs (2)	38,520	53,462	124,538	178,000
Other restructuring costs	1,995	12,533	23,467	36,000
Total costs recorded in restructuring and related impairment charges	70,232	410,258	176,742	587,000
Total restructuring and related impairment and restructuring related costs	$70,232	$410,258	$189,742	$600,000
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken in connection with the restructuring plan. We currently anticipate that most of the total restructuring and related charges will occur by the end of fiscal 2020.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.
All restructuring and related impairment charges are included in our Corporate Other non-operating segment, of which $39.1 million are North America related, $11.5 million are EMEA related, $6.1 million are Latin America related, $3.6 million are Asia-Pacific related and $0.1 million are Connected Fitness related for the three months ended September 30, 2020 and $367.4 million are North America related, $11.6 million are EMEA related, $6.4 million are Latin America related, $3.6 million are Asia-Pacific related and $0.1 million are Connected Fitness related for the nine months ended September 30, 2020.
The lease term for our New York City flagship store commenced on March 1, 2020 and an operating lease ROU asset and corresponding operating lease liability of $344.8 million was recorded on our unaudited consolidated balance sheet. In March, as a part of the 2020 Restructuring, we made the strategic decision to forgo the opening of our New York City flagship store and the property is actively being marketed for sublease. We recognized a ROU asset impairment of $290.8 million for the nine months ended September 30, 2020, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on our forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the unaudited consolidated statements of operations. There were no related ROU asset impairment charges for the three months ended September 30, 2020.
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
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2020. In the first quarter of 2020, we performed undiscounted cash flow analyses of our long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, we determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. We estimate the fair values of these long-lived assets based on their discounted cash flows or market rent assessments. We compared these estimated fair values to the net carrying values. Additionally, we recognized long-lived asset impairment charges of $4.0 million for the three months ended September 30, 2020, included within the North America operating segment. As a result, we recognized $87.8 million of long-lived asset impairment charges for the nine months ended September 30, 2020. The long-lived impairment charge was recorded within restructuring and impairment charges on the unaudited consolidated statements of operations and as a reduction to the related asset balances on the unaudited consolidated balance sheets. The long-lived asset impairment charges are included with our operating segments as follows: $47.4 million recorded in North America, $25.5 million recorded in Asia-Pacific, $12.8 million recorded in Latin America, and $2.1 million recorded in EMEA for the nine months ended September 30, 2020.
The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: management's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent.
Additionally, we recognized $290.8 million of long-lived asset impairment charges related to our New York City flagship store, which was recorded in connection with our 2020 Restructuring Plan for the nine months ended September 30, 2020. Refer to the 2020 Restructuring section above for further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of our reporting units as of March 31, 2020. In the first quarter of 2020, we performed discounted cash flow analyses and determined that the estimated fair values of Latin America reporting unit and Canada reporting unit, related, within our North America operating segment, no longer exceeded its carrying value, resulting in an impairment of goodwill. We recognized goodwill impairment charges of $51.6 million for the nine months ended September 30, 2020 for these reporting units. The goodwill impairment charge was recorded within restructuring and impairment on the unaudited consolidated statements of operations and as a reduction to the goodwill balance on the unaudited consolidated balance sheets. The goodwill impairment charges are included with our operating segments as follows: $15.4 million recorded in North America and $36.2 million recorded in Latin America for the nine months ended, September 30, 2020. There were no triggering events or goodwill impairment charges recorded for the three months ended September 30, 2020.
The determination of our reporting units' fair value includes assumptions that are subject to various risks and uncertainties. The significant estimates used in the discounted cash flow analyses, which are based on Level 3 inputs, include: our weighted average cost of capital, adjusted for the risk attributable to the geographic regions of the reporting units business, long-term rate of growth and profitability of the reporting units business, working capital effects, and changes in market conditions, consumer trends or strategy.
As of March 31, 2020, the fair value of each of our other reporting units substantially exceeded its carrying value with the exception of our EMEA reporting unit. The fair value of our EMEA reporting unit exceeded its carrying value by 16%. Holding all other assumptions used in the fair value measurement of the EMEA reporting unit constant, a reduction in the growth rate of revenue by 1.5 percentage points or a reduction in the growth rate of net income by 2.3 percentage points would eliminate the headroom. No events occurred during the three and nine months ended September 30, 2020 that indicated it was more likely than not that goodwill was impaired for this reporting unit.
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
Pending Sale of MyFitnessPal
On October 28, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell UA Connected Fitness, Inc. (“UACF”), a wholly-owned subsidiary, pursuant to which we will sell our MyFitnessPal business through a sale of all of the issued and outstanding shares of common stock of UACF, subject to the terms and conditions of the Purchase Agreement. The aggregate sale price is $345 million, of which $215 million is payable at the closing of the sale and up to $130 million in earnout payments which are based on the achievement of certain revenue targets over the three-year period following the closing date as set forth in the Purchase

Agreement. The purchase price is subject to working capital and other customary adjustments. The potential earnout payments include up to $35 million payable in 2022, $45 million payable in 2023 and $50 million payable in 2024. The transaction is currently expected to close during the fourth quarter of 2020, subject to applicable regulatory approvals (including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and other customary closing conditions.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold, however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $21.2 million and $20.8 million for the three months ended September 30, 2020 and 2019, respectively, and $61.2 million and $63.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories. The marketing category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club and collegiate sponsorship agreements, individual athlete and influencer agreements, and providing and selling products directly to team equipment managers and to individual athletes. Media includes digital, broadcast and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing costs are an important driver of our growth.
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

Results of Operations
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net revenues	$1,433,021	$1,429,456	$3,070,901	$3,825,907
Cost of goods sold	746,701	739,558	1,604,428	2,036,901
Gross profit	686,320	689,898	1,466,473	1,789,006
Selling, general and administrative expenses	553,549	550,978	1,586,156	1,626,309
Restructuring and impairment charges	74,201	—	549,601	—
Income (loss) from operations	58,570	138,920	(669,284)	162,697
Interest expense, net	(14,955)	(5,655)	(32,251)	(15,881)
Other expense, net	(7,184)	(429)	(10,493)	(2,224)
Income (loss) before income taxes	36,431	132,836	(712,028)	144,592
Income tax expense (benefit)	(3,714)	29,344	14,696	31,735
Loss from equity method investments	(1,199)	(1,177)	(6,906)	$(5,414)
Net income (loss)	$38,946	$102,315	$(733,630)	$107,443

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.1%	51.7%	52.2%	53.2%
Gross profit	47.9%	48.3%	47.8%	46.8%
Selling, general and administrative expenses	38.6%	38.5%	51.7%	42.5%
Restructuring and impairment charges	5.2%	—%	17.9%	—%
Income (loss) from operations	4.1%	9.7%	(21.8)%	4.3%
Interest expense, net	(1.0)%	(0.4)%	(1.1)%	(0.4)%
Other expense, net	(0.5)%	—%	(0.3)%	(0.1)%
Income (loss) before income taxes	2.5%	9.3%	(23.2)%	3.8%
Income tax expense (benefit)	(0.3)%	2.1%	0.5%	0.8%
Loss from equity method investment	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Net income (loss)	2.7%	7.2%	(23.9)%	2.8%

Consolidated Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net revenues increased $3.6 million, or 0.2%, to $1,433.0 million from $1,429.5 million in 2019. Net revenues by product category are summarized below:

	Three Months Ended September 30,
(In thousands)	2020	2019
Apparel	$927,041	$985,623
Footwear	298,687	250,596
Accessories	145,060	118,164
Net Sales	1,370,788	1,354,383
License revenues	25,121	29,602
Connected Fitness	36,894	39,346
Corporate Other (1)	218	6,125
Total net revenues	$1,433,021	$1,429,456
(1) Corporate Other consists of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.

The increase in net sales was primarily driven by unit sales growth in footwear and accessories. Footwear growth was due to strength in our run and train categories and accessories growth was driven by our sports masks, which we began selling in the second quarter of this year. This was largely offset by a unit sales decline in apparel primarily from our team sports and train categories.
License revenues decreased $4.5 million, or 15.1%, to $25.1 million from $29.6 million in 2019, primarily driven by the collectability assessment relating to one of our licensing partners in North America, in which we did not recognize revenue for the three months ended September 30, 2020, and decreased revenue from our licensing partners in North America due to softer demand as a result of impacts of COVID-19. Included in the three months ended September 30, 2020 is $3.0 million of license revenues earned in the three months ended June 30, 2020 but collected in the third quarter, as we previously deemed the collection of this amount not probable.
We expect lower licensing revenue for the full year, due to significantly lower contractual royalty minimums and contract settlements in the fourth quarter of 2019.
Connected Fitness revenue decreased $2.5 million, or 6.2%, to $36.9 million from $39.3 million in 2019, primarily driven by a one-time development fee from a partner in 2019, which did not repeat in 2020, and a decrease in advertising revenue, partially offset by an increase in new subscription revenue.
Gross profit decreased $3.6 million to $686.3 million from $689.9 million in 2019. Gross profit as a percentage of net revenues, or gross margin, decreased 40 basis points to 47.9% compared to 48.3% in 2019. This decrease in gross margin percentage was primarily driven by the following:
•an approximate 130 basis point decrease driven by COVID-19 related pricing and discounting impacts; and
•an approximate 20 basis point decrease driven by product mix, primarily due to higher footwear sales, which carries a lower gross margin rate.
This decrease was partially offset by:
•an approximate 60 basis point increase driven by supply chain initiatives primarily related to product cost improvements; and
•an approximate 60 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel and a higher percentage of direct-to-consumer sales, led by e-commerce.
We expect gross margin increases from supply chain initiatives and channel mix and gross margin decreases from COVID-19 related pricing and discounting to continue for the remainder of the year.
Selling, general and administrative expenses increased $2.6 million, or 0.5%, to $553.5 million from $551.0 million in 2019. Within selling, general and administrative expenses:
•Marketing costs decreased $3.2 million to $130.7 million from $133.9 million in 2019. This decrease was primarily driven by reduced rights fees for sports marketing assets and reductions in retail marketing within our wholesale channel, primarily due to impacts of COVID-19, including event cancellations and store closures. These decreases were partially offset by increased brand marketing and retail marketing within our direct-to-consumer channel. As a percentage of net revenues, marketing costs decreased to 9.1% from 9.4% in 2019.
•Other costs increased $5.7 million to $422.8 million from $417.1 million in 2019. This increase was driven primarily by increased charitable donations and higher legal expense, partially offset by lower incentive compensation. As a percentage of net revenues, other costs increased marginally to 29.5% from 29.2% in 2019.
As a percentage of net revenues, selling, general and administrative expenses increased marginally to 38.6% compared to 38.5% in 2019.
Restructuring and impairment charges were $74.2 million, comprised of $70.2 million of restructuring and related impairment charges and $4.0 million of long-lived asset impairment charges for the three months ended September 30, 2020. There were no restructuring and impairment charges in the three months ended September 30, 2019. Refer to the "2020 Restructuring" section above for further discussion of restructuring and related impairment charges.
Income from operations decreased $80.4 million to $58.6 million from $138.9 million in 2019, primarily driven by the restructuring and impairment charges discussed above for the three months ended September 30, 2020.

Interest expense, net increased $9.3 million to $15.0 million from $5.7 million in 2019. This increase was primarily due to the amortization of the debt discount and interest expense associated with our Convertible Senior Notes and higher interest expense related to borrowing on our revolving credit facility.
Other expense, net increased $6.8 million to $7.2 million from $0.4 million in 2019. This increase was primarily due to rent expense incurred in connection with our New York City flagship store and deal-costs related to the pending sale of MyFitnessPal.
Income tax benefit increased $33.0 million to $3.7 million from income tax expense of $29.3 million in 2019. Our effective tax rate was (10.2)% compared to 22.1% in 2019. The change in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period and the recording of valuation allowances against the majority of 2020 losses forecasted in the United States and discrete items during the three months September 30, 2020.
Loss from equity method investment was flat at $1.2 million compared to $1.2 million in 2019. The current period reflects our allocable share of the net loss of our joint venture in Thailand, in which we acquired a minority investment beginning in March 2020. The prior year period reflects our allocable share the net loss of our Japanese licensee, in which we hold a minority interest. We did not record our allocable share of the net loss in our Japanese licensee for the three months ended September 30, 2020 as losses are not recognized in excess of the total investment. As of September 30, 2020, there was no carrying value associated with our equity investment in our Japanese licensee.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net revenues decreased $755.0 million, or 19.7%, to $3,070.9 million from $3,825.9 million in 2019. Net revenues by product category are summarized below:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Apparel	$1,951,186	$2,499,989
Footwear	693,464	827,223
Accessories	268,912	306,406
Net Sales	2,913,562	3,633,618
License revenues	51,244	76,567
Connected Fitness	102,600	101,385
Corporate Other (1)	3,495	14,337
Total net revenues	$3,070,901	$3,825,907
(1) Corporate Other consists of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
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
Although we have experienced lower traffic upon store re-openings, the overall rate of conversion has increased. We expect the lower traffic trends to continue for the remainder of the year. We also expect decreased off-price sales within our wholesale channel to continue for the remainder of the year.
License revenues decreased $25.3 million, or 33.1%, to $51.2 million from $76.6 million in 2019 driven primarily by decreased revenue from our licensing partners in North America and Japan due to softer demand as a result of impacts of COVID-19.
We expect lower licensing revenue for the full year, due to significantly lower contractual royalty minimums and contract settlements in the fourth quarter of 2019.
Connected Fitness revenue increased $1.2 million, or 1.2%, to $102.6 million from $101.4 million in 2019, primarily driven by an increase in new subscription revenue, partially offset by a decrease in advertising revenue and a one-time development fee from a partner in 2019, which did not repeat in 2020.
Gross profit decreased $322.5 million to $1,466.5 million from $1,789.0 million in 2019. Gross profit as a percentage of net revenues, or gross margin, increased 100 basis points to 47.8% compared to 46.8% in 2019. The increase in gross margin percentage was primarily driven by the following:

•an approximate 240 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel and a higher percentage of direct-to-consumer sales, led by e-commerce; and
•an approximate 60 basis point increase driven by supply chain initiatives primarily related to product cost improvements.
The increase was partially offset by an approximate 190 basis point decrease driven by COVID-19 related pricing and discounting impacts.
We expect gross margin increases from supply chain initiatives and channel mix and gross margin decreases from COVID-19 related pricing and discounting to continue for the remainder of the year.
Selling, general and administrative expenses decreased $40.2 million, or 2.5%, to $1,586.2 million from $1,626.3 million in 2019. Within selling, general and administrative expense:
•Marketing costs decreased $21.0 million to $390.5 million from $411.5 million in 2019. This decrease was primarily driven by reduced rights fees for sports marketing assets and reductions in retail marketing within our wholesale channel. These decreases were primarily due to impacts of COVID-19, including event cancellations and store closures. These decreases were partially offset by increased brand marketing and retail marketing within our direct-to-consumer channel. As a percentage of net revenues, marketing costs increased to 12.7% from 10.8% in 2019.
•Other costs decreased $19.1 million to $1,195.7 million from $1,214.8 million in 2019. This decrease was driven primarily by lower incentive compensation, decreased travel and entertainment, and lower depreciation mostly due to reductions in capital expenditures in prior periods. The decreases in incentive compensation and travel and entertainment were primarily due to impacts of COVID-19, including store closures and travel restrictions. These decreases were partially offset by higher legal expense, an increase in allowance for doubtful account reserves, due to negative developments regarding certain customer balances that represent a higher risk of credit default, and increased charitable donations. As a percentage of net revenues, other costs increased to 38.9% from 31.8% in 2019.
As a percentage of net revenues, selling, general and administrative expenses increased to 51.7% compared to 42.5% in 2019.
Restructuring and impairment charges were $549.6 million comprised of $410.3 million of restructuring and related impairment charges and $139.3 million of long-lived asset and goodwill impairment charges for the nine months ended September 30, 2020. There was no restructuring and impairment charges in the nine months ended September 30, 2019. Refer to the "2020 Restructuring" and "Long-Lived Asset and Goodwill Impairment" sections above for further discussion of restructuring and impairment charges.
Income (loss) from operations decreased $832.0 million to a loss of $669.3 million from income of $162.7 million in 2019, primarily driven by the restructuring and impairment charges and the decrease in net revenues discussed above.
Interest expense, net increased $16.4 million to $32.3 million from $15.9 million in 2019. This increase was primarily due to the amortization of the debt discount and interest expense associated with our Convertible Senior Notes and higher interest expense related to borrowing on our revolving credit facility.
Other expense, net increased $8.3 million to $10.5 million from $2.2 million in 2019. This increase was primarily due to rent expense incurred in connection with our New York City flagship store and deal-costs related to the pending sale of MyFitnessPal, partially offset by foreign exchange gains, including gain associated with the de-designation of certain derivative instruments, as a result of the impacts of COVID-19.
Income tax expense decreased $17.0 million to $14.7 million from $31.7 million in 2019. Our effective tax rate was (2.1)% compared to 21.9% in 2019. The change in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period and the recording of valuation allowances against the majority of 2020 losses forecasted in the United States and against all of the 2020 losses forecasted in China, and discrete items, including the recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China during the nine months ended September 30, 2020.
Loss from equity method investment increased $1.5 million to $6.9 million from $5.4 million in 2019. This increase was primarily due to a $3.7 million impairment of our equity method investment in our Japanese licensee for the nine months ended September 30, 2020.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$962,565	$1,015,920	$(53,355)	(5.3)%
EMEA	210,111	160,981	49,130	30.5%
Asia-Pacific	178,895	154,898	23,997	15.5%
Latin America	44,338	52,186	(7,848)	(15.0)%
Connected Fitness	36,894	39,346	(2,452)	(6.2)%
Corporate Other (1)	218	6,125	(5,907)	(96.4)%
Total net revenues	$1,433,021	$1,429,456	$3,565	0.2%
(1) Corporate Other consists of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The increase in total net revenues for the three months ended September 30, 2020, compared to the same period in 2019, was driven by the following:
•Net revenues in our North America operating segment decreased $53.3 million to $962.6 million from $1,015.9 million in 2019. This decrease was primarily due to a decrease of unit sales within our wholesale channel, impacted by cancellations of orders by our wholesale customers due to COVID-19. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, through e-commerce.
•Net revenues in our EMEA operating segment increased $49.1 million to $210.1 million from $161.0 million in 2019, primarily due to increased unit sales within our wholesale and direct-to-consumer channels. Increases in our wholesale channel were impacted by a seasonal product launch shift due to COVID-19, from the second quarter to the third quarter. Increases in our direct-to-consumer channel were primarily a result of increased unit sales through e-commerce.
•Net revenues in our Asia-Pacific operating segment increased $24.0 million to $178.9 million from $154.9 million in 2019, primarily due to increased unit sales within our direct-to-consumer and wholesale channels, partially offset by impacts of additional returns reserves and markdowns within our wholesale channel due to COVID-19.
•Net revenues in our Latin America operating segment decreased $7.9 million to $44.3 million from $52.2 million in 2019. This decrease was primarily due to decreased unit sales within our wholesale channel, impacted by cancellations of orders by wholesale customers due to closures of stores. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, through e-commerce.
•Net revenues in our Connected Fitness operating segment decreased $2.5 million to $36.9 million from $39.3 million in 2019, primarily driven by a one-time development fee from a partner in 2019 and a decrease in advertising revenue, partially offset by an increase in new subscription revenue.

Operating income by segment and Corporate Other is summarized below:

	Three Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$224,593	$237,229	$(12,636)	(5.3)%
EMEA	40,834	21,989	18,845	85.7%
Asia-Pacific	19,248	34,666	(15,418)	(44.5)%
Latin America	1,802	233	1,569	673.4%
Connected Fitness	6,629	7,023	(394)	(5.6)%
Corporate Other	(234,536)	(162,220)	(72,316)	(44.6)%
Total operating income	$58,570	$138,920	$(80,350)	(57.8)%

The decrease in total operating income for the three months ended September 30, 2020, compared to the same period in 2019, was driven by the following:
Operating segments
•Operating income in our North America operating segment decreased $12.6 million to $224.6 million from $237.2 million in 2019, primarily driven by decreases in net revenues discussed above, partially offset by product cost improvements.
•Operating income in our EMEA operating segment increased $18.8 million to $40.8 million from $22.0 million in 2019, primarily driven by increases in net revenues discussed above and the related gross margin benefits due to channel mix, partially offset by increased distribution and selling costs in connection with increased e-commerce sales.
•Operating income in our Asia-Pacific operating segment decreased $15.4 million to $19.2 million from $34.7 million in 2019, primarily driven by gross margin decreases due to COVID-19 related pricing and discounting impacts and increased selling, distribution and facilities costs in connection with increased direct-to-consumer sales, partially offset by increases in net revenues discussed above.
•Operating income in our Latin America operating segment increased $1.6 million to $1.8 million from $0.2 million in 2019, primarily driven by gross margin benefits due to channel mix, decreased marketing related activities and compensation expense, partially offset by decreases in net revenues discussed above.
•Operating income in our Connected Fitness segment decreased $0.4 million to $6.6 million from $7.0 million in 2019, primarily driven by the decrease in net revenues discussed above partially offset by decreased compensation expense.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $72.3 million to $234.5 million compared to $162.2 million in 2019, primarily driven by $70.2 million of restructuring and related impairment charges related to the 2020 restructuring plan and higher legal expense, partially offset by lower incentive compensation.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net revenues by segment are summarized below:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$2,021,247	$2,675,389	$(654,142)	(24.5)%
EMEA	437,140	440,405	(3,265)	(0.7)%
Asia-Pacific	397,846	453,296	(55,450)	(12.2)%
Latin America	108,573	141,095	(32,522)	(23.0)%
Connected Fitness	102,600	101,385	1,215	1.2%
Corporate Other (1)	3,495	14,337	(10,842)	(75.6)%
Total net revenues	$3,070,901	$3,825,907	$(755,006)	(19.7)%

(1) Corporate Other consists of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in total net revenues for the nine months ended September 30, 2020, compared to the same period in 2019, was driven by the following:
•Net revenues in our North America operating segment decreased $654.2 million to $2,021.2 million from $2,675.4 million in 2019. This decrease was primarily due to a decrease of unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by our wholesale customers due to COVID-19 and decreased unit sales to off-price customers. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores and lower traffic upon store re-openings, partially offset by increased unit sales through e-commerce.
•Net revenues in our EMEA operating segment decreased $3.3 million to $437.1 million from $440.4 million in 2019, primarily due to decreased unit sales within our wholesale channel, which was impacted by cancellations of orders by wholesale customers due to closures of stores. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, through e-commerce.
•Net revenues in our Asia-Pacific operating segment decreased $55.5 million to $397.8 million from $453.3 million in 2019, primarily due to decreased unit sales, impacted by cancellations of orders by wholesale customers due to closures of stores and impacts of additional returns reserves and markdowns within our wholesale channel, due to COVID-19. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, led by e-commerce.
•Net revenues in our Latin America operating segment decreased $32.5 million to $108.6 million from $141.1 million in 2019. This decrease was primarily due to decreased unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by wholesale customers due to closures of stores. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores, partially offset by increased unit sales through e-commerce.
•Net revenues in our Connected Fitness operating segment increased $1.2 million to $102.6 million from $101.4 million in 2019 primarily driven by an increase in new subscription revenue, partially offset by a decrease in advertising revenue and a one-time development fee from a partner in 2019.
Operating income (loss) by segment is summarized below:

	Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change
North America	$251,579	$536,700	$(285,121)	(53.1)%
EMEA	43,840	44,700	(860)	(1.9)%
Asia-Pacific	(30,040)	74,116	(104,156)	(140.5)%
Latin America	(50,756)	(4,017)	(46,739)	(1,163.5)%
Connected Fitness	14,020	8,103	5,917	73.0%
Corporate Other	(897,927)	(496,905)	(401,022)	(80.7)%
Total operating income (loss)	$(669,284)	$162,697	$(831,981)	(511.4)%

The decrease in total operating income, to a loss for the nine months ended September 30, 2020, compared to income for the same period in 2019, was driven by the following:
•Operating income in our North America operating segment decreased $285.1 million to $251.6 million from $536.7 million in 2019 primarily driven by decreases in net revenues discussed above, $43.4 million of long-lived asset impairment and $15.3 million of goodwill impairment, related to our business in Canada, an increase in allowance for doubtful account reserves and higher selling costs in connection with increased e-commerce sales, partially offset by gross margin benefits due to channel mix, decreased wages due to store closures and decreased marketing related activities.
•Operating income in our EMEA operating segment decreased $0.9 million to $43.8 million from $44.7 million in 2019 primarily driven by increased distribution and selling costs in connection with increased e-commerce sales and decreases in net revenues discussed above, partially offset by gross margin benefits due to channel mix and decreased marketing related activities.

•Operating income in our Asia-Pacific operating segment decreased $104.1 million to a loss of $30.0 million from income of $74.1 million in 2019 primarily driven by decreases in net revenues discussed above and $25.5 million of long-lived asset impairment and increased selling, distribution and facilities costs in connection with increased direct-to-consumer sales.
•Operating loss in our Latin America operating segment increased $46.8 million to $50.8 million from $4.0 million in 2019 primarily driven by $36.2 million of goodwill impairment charges and $12.8 million of long-lived asset impairment and decreases in net revenues discussed above, partially offset by gross margin benefits due to channel mix and decreased marketing related activities.
•Operating income in our Connected Fitness segment increased $5.9 million to $14.0 million from $8.1 million in 2019 primarily driven by decreased compensation expense and the increase in net revenues discussed above.
Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $401.0 million to $897.9 million compared to $496.9 million in 2019, primarily driven by $410.3 million of restructuring and related impairment charges related to the 2020 restructuring plan and higher legal expense, partially offset by lower incentive compensation.

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
Due to the negative impacts of the COVID-19 pandemic, we supplemented our cash from operations with additional sources of liquidity during 2020, including the issuance of convertible senior notes and borrowings from time to time under our revolving credit facility. Beginning with the third quarter of 2020, we are required to maintain a specified amount of "minimum liquidity" under the terms of our revolving credit facility. Our credit agreement limits our ability to incur additional indebtedness. We currently expect to be able to comply with these requirements without pursuing additional sources of financing to support our liquidity over the next twelve months. However, if we need to raise or conserve additional cash to fund our operations or satisfy this requirement, we may consider additional alternatives, including further reducing our expenditures, including reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession or a slow recovery could adversely affect our business and liquidity.
Refer to our “Risk Factors” section included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of risks related to our indebtedness.
As discussed in the "Overview", as we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. These actions include those noted above. In addition, from time to time we may take action to manage liquidity as of the end of a quarterly period, including our level of indebtedness or cash on hand. For example, some of our customers have delayed payments in connection with COVID-19 as they manage their own cash balances, and we have also delayed payments as well. Furthermore, our revolving credit agreement includes leverage and minimum liquidity covenants that apply from time to time. We may repay indebtedness as of the end of a fiscal quarter and reborrow amounts immediately after or take other action to manage liquidity in connection with these requirements. We are also continuing to evaluate benefits that may be available to us under global legislation and the CARES Act.

Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(249,707)	$102,468
Investing activities	(110,487)	(107,040)
Financing activities	436,323	(138,692)
Effect of exchange rate changes on cash and cash equivalents	2,398	4,809
Net increase (decrease) in cash and cash equivalents	$78,527	$(138,455)
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
Cash used in operating activities increased $352.2 million to $249.7 million for the nine months ended September 30, 2020 from cash provided by operating activities of $102.5 million for the same period in 2019. The increase in cash used in operating activities was primarily driven by the following:
•an increase in net loss of $423.5 million, net of non-cash items of $417.6 million, which includes restructuring related impairment and long-lived and goodwill impairment;
•a change in other non current assets, increasing by $294.1 million for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the operating lease ROU asset associated with lease commencement of the space originally planned to be our New York City flagship store; and
•a change in inventory, increasing by $283.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019.

This was partially offset by:
•a change in cash provided by accrued expenses and other liabilities, increasing by $354.2 million for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the operating lease liability associated with the lease commencement of the space originally planned to be our New York City flagship store;
•a change in cash provided by accounts payable, increasing by $85.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019; and
•a change in cash provided by accounts receivable, increasing by $81.7 million for the nine months ended September 30, 2020 as compared to the same period in 2019.
Investing Activities
Cash used in investing activities increased $3.4 million to $110.5 million for the nine months ended September 30, 2020 from $107.0 million for the same period in 2019, primarily due to the acquisition of Triple, a distributor of our products in Southeast Asia, partially offset by lower capital expenditures for the nine months ended September 30, 2020 as compared to the same period in 2019.
Capital expenditures for the full year 2020 are expected to be approximately $80 million, compared to $144.3 million in 2019. In response to the COVID-19 pandemic and the related impact on our results from operations, we have taken action to reduce our capital expenditures during 2020, through reductions and delays of expenditures related to global retail, including owned and operated retail stores and wholesale fixtures, as well as certain planned investments in our corporate offices. Capital expenditures in 2020 are comprised primarily of investments in our retail stores, global wholesale fixtures, digital initiatives and corporate offices.
Financing Activities
Cash provided by financing activities increased $575.0 million to $436.3 million for the nine months ended September 30, 2020 from $138.7 million of cash used in financing activities during the same period in 2019, primarily due to the issuance of Convertible Senior Notes.

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
The amended credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances, and provides revolving credit commitments of up to $1.1 billion of borrowings, a reduction from the $1.25 billion of commitments under the prior credit agreement. During the three months ended September 30, 2020, we repaid $250 million of borrowings under the revolving credit facility, which we had borrowed as a precautionary measure in order to increase our cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 pandemic. As of September 30, 2020, December 31, 2019 and September 30, 2019, there were no amounts outstanding under the revolving credit facility.
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
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $15.5 million, $5.0 million and $5.1 million of letters of credit outstanding as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
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
We are also required to comply with specific consolidated leverage and interest coverage ratios during specified periods. Under the prior credit agreement, we were required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the “interest coverage covenant”), and we were not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the “leverage covenant”), as described in more detail in the prior credit agreement. The amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio and the interest coverage covenant beginning with the quarter ended September 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the “covenant suspension period”) as summarized below and described in more detail in the amended credit agreement:
•For the fiscal quarter ended June 30, 2020, the interest coverage covenant was suspended and the leverage covenant required that the ratio of consolidated total indebtedness to consolidated EBITDA be less than or equal to 4.5 to 1.0.
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
During the covenant suspension period, the applicable margin for loans will be 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 2.1% during the three months ended September 30, 2020, and 2.3% and 3.6% for the nine months ended September 30, 2020 and 2019, respectively. During the covenant suspension period, the commitment fee rate will be 0.40% per annum. Otherwise, we pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2020, the commitment fee was 15.0 basis points. We incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.

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
Interest Expense
Interest expense, net, was $15.0 million and $5.7 million for the three months ended September 30, 2020 and 2019, respectively, and $32.3 million and $15.9 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our 2019 Form 10-K as updated in our Form 10-Q for the quarter ended September 30, 2020.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our 2019 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2019 Form 10-K. Other than adoption of recent accounting standards as discussed in Note 2 of our unaudited consolidated financial statements, there were no significant changes to our critical accounting policies during the nine months ended September 30, 2020.
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
COVID-19
There were no material impacts, due to COVID-19 and the resulting need to close our books remotely, on our ability to maintain internal control over financial reporting and disclosure controls and procedures for the three and nine months ended September 30, 2020.
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
We are currently involved in a variety of litigation, investigations and other legal matters and may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures and derivative complaints regarding related matters, as well as past related party transactions, among other proceedings. Refer to Note 8 to our Consolidated Financial Statements included in Part I, Item 8 of this Quarterly Report on Form 10-Q for additional information regarding these specific matters. We may face legal proceedings in connection with actions we have taken in response to the COVID-19 pandemic. For example, we have delayed or suspended payments to certain of our vendors based on regional facts and circumstances. While we are currently negotiating with many of these counterparties, we may face future disputes if we are unable to reach agreement with respect to these payments. In addition, as previously disclosed in November 2019, we have been responding to requests for documents and information from the U.S. Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) beginning with submissions to the SEC in July 2017, and in July 2020 we and two members of our senior management received “Wells Notices” from the SEC relating to our disclosures covering the third quarter of 2015 through the period ending December 31, 2016, regarding the use of “pull forward” sales in connection with revenue during those quarters. In the course of cooperating with the SEC and DOJ requests, we have reviewed our disclosures and we continue to believe they were appropriate. However, we cannot predict the outcome of any particular proceeding, or whether ongoing investigations, including the SEC and DOJ investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.
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

ITEM 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan.
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: November 5, 2020