Form 10-K
period 2020-12-31
Under Armour, Inc.
filed 2021-02-24
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
Form 10-K
 ______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $1,827,569,777 and $2,007,651,870, respectively.

As of January 31, 2021, there were 188,619,343 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 231,983,924 shares of Class C Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2021 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
Some of the statements contained in this Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations, our plans to reduce our operating expenses, anticipated charges and restructuring costs, projected savings related to our restructuring plans and the timing thereof, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:
•the impact of the COVID-19 pandemic on our industry and our business, financial condition and results of operations;
•changes in general economic or market conditions that could affect overall consumer spending or our industry;
•increased competition causing us to lose market share or reduce the prices of our products or to increase significantly our marketing efforts;
•fluctuations in the costs of raw materials and commodities we use in our products and our supply chain;
•changes to the financial health of our customers;
•our ability to successfully execute our long-term strategies;
•our ability to effectively drive operational efficiency in our business and successfully execute any restructuring plans and realize their expected benefits;
•our ability to effectively develop and launch new, innovative and updated products;
•our ability to accurately forecast consumer shopping preferences and consumer demand for our products and manage our inventory in response to changing demands;
•loss of key customers, suppliers or manufacturers or failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;
•our ability to further expand our business globally and to drive brand awareness and consumer acceptance of our products in other countries;
•our ability to manage the increasingly complex operations of our global business;
•our ability to successfully manage or realize expected results from significant transactions and investments;
•our ability to effectively market and maintain a positive brand image;
•the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;
•any disruptions, delays or deficiencies in the design, implementation or application of our global operating and financial reporting information technology system;
•our ability to attract key talent and retain the services of our senior management and key employees;
•our ability to access capital and financing required to manage our business on terms acceptable to us;
•our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;
•risks related to foreign currency exchange rate fluctuations;
•our ability to comply with existing trade and other regulations, and the potential impact of new trade, tariff and tax regulations on our profitability;
•risks related to data security or privacy breaches; and
•our potential exposure to litigation and other proceedings.

The forward-looking statements contained in this Form 10-K reflect our views and assumptions only as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2021" means our fiscal year beginning on January 1, 2021 and ending December 31, 2021; (ii) the term “Fiscal 2020” means our fiscal year beginning on January 1, 2020 and ended December 31,2020; (iii) the term “Fiscal 2019” means our fiscal year beginning on January 1, 2019 and ended December 31, 2019; and (iv) the term “Fiscal 2018” means our fiscal year beginning on January 1, 2018 and ended December 31, 2018. Our Consolidated Financial Statements are presented in U.S. dollars. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise.

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
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct-to-consumer sales channel, which includes our brand and factory house stores and e-commerce websites. In addition, we generate net revenues through product licensing as well as digital fitness subscriptions and digital advertising on our Connected Fitness applications. A majority of our products are sold in North America; however we believe that our products appeal to athletes and consumers with active lifestyles around the globe.
We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct-to-consumer sales channel and expansion in international markets. Our digital strategy is focused on supporting these long term objectives, emphasizing the connection and engagement with our consumers through multiple digital touch points.
We were incorporated as a Maryland corporation in 1996. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, UA HOVR™ and the Under Armour UA Logo, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and our subsidiaries. All trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are a superior alternative to traditional athletic products. In Fiscal 2020, sales of apparel, footwear and accessories represented 64%, 21% and 9% of net revenues, respectively. Licensing arrangements and revenue from our Connected Fitness business represented the remaining 6% of net revenues. In December 2020, we completed the sale of our MyFitnessPal platform, which represented the largest business within our Connected Fitness segment, as well as discontinued our Endomondo platform. We continue to offer digital fitness subscriptions through our MapMyFitness platform, which includes MapMyRun and MapMyRide. Refer to Note 19 to the Consolidated Financial Statements for net revenues by product.
Apparel
Our apparel is offered in a variety of styles and fits intended to enhance comfort and mobility, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace traditional non-performance fabrics in the world of athletics and fitness with performance alternatives designed and merchandised with a variety of innovative techniques and product styles. Our highly technical products extend primarily across the sporting goods, outdoor and active use markets. We market our apparel for consumers to provide a benefit you never knew you needed, but can't imagine living without, including HEATGEAR® to wear when it is hot, COLDGEAR® to wear when it is cold, or our RUSH™ or RECOVER™ designed to increase blood flow. Our apparel comes in three primary fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed).
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
Footwear
Footwear primarily includes products for running, basketball, cleated sports, slides, training, and outdoor. Our footwear is light, breathable and built with performance attributes for athletes. Our footwear is designed with under-foot cushioning technologies including UA HOVR™, UA Micro G®, UA Flow™, and Charged Cushioning®, engineered to a specific sport with advanced outsole construction.
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags, headwear and sports masks. Our accessories include HEATGEAR® and COLDGEAR® technologies and are designed with advanced fabrications to provide the same level of performance as our other products.

Connected Fitness
We offer digital fitness subscriptions, along with digital advertising through our MapMyFitness platform, and until December 2020 through our MyFitnessPal and Endomondo platforms. As noted above, in December 2020 we sold our MyFitnessPal platform and discontinued our Endomondo platform. Our MapMyFitness platform includes applications, such as MapMyRun and MapMyRide.
License
We have agreements with licensees to develop certain Under Armour apparel, accessories and equipment. In order to maintain consistent quality and performance, our product, marketing, sales and quality assurance teams are involved in substantially all steps of the design and go to market process in order to maintain brand and compliance standards and consistency. During 2020, our licensees offered collegiate apparel and accessories, baby and youth apparel, team uniforms, socks, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality similar to our other product offerings.

Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness, and training activities, with an emphasis on connecting with our target consumer - the focused performer. We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
Sports Marketing
Our marketing and promotion strategy begins with providing and selling our products to high-performing athletes and teams at the high school, collegiate and professional levels. We execute this strategy through outfitting agreements, professional, club, and collegiate sponsorship, individual athlete and influencer agreements and by providing and selling our products directly to teams and to individual athletes. We also seek to sponsor and host consumer events to drive awareness and brand authenticity from a grassroots level by hosting combines, camps and clinics for young athletes in many sports. As a result, our products are seen on the field and on the court, and by various consumer audiences through the internet, television, magazines and live at sporting events. This exposure to consumers helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes.
We are the official outfitter of athletic teams in several high-profile collegiate conferences as well as multiple professional sport organizations supporting the athletes on and off the field. We sponsor and sell our products to international sports teams, which helps to drive brand awareness in various countries and regions around the world.

Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social and mobile media to engage consumers and promote connectivity with our brand and our products while engaging with our consumer throughout their performance journey. For example, in the first quarter of Fiscal 2020 we launched a new brand campaign, “The Only Way Is Through”, which was introduced during a Performance Summit with over 180 social media influencers and was re-activated through brand authentic moments across the calendar year. Additionally, during the initial wave of the COVID-19 pandemic, we transitioned our campaign from “The Only Way is Through” to "Through This Together" that provided consumers with at home workout solutions across various digital platforms.
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

Sales and Distribution
The majority of our sales are generated through wholesale channels, which include national and regional sporting goods chains, independent and specialty retailers, department store chains, mono-branded Under Armour retail stores in certain international markets, institutional athletic departments and leagues and teams. In various countries where we do not have direct sales operations, we sell our products to independent distributors or we engage licensees to sell our products.
We also sell our products directly to consumers through our own network of brand and factory house stores and through e-commerce websites globally. Factory house store products are specifically designed for sale in our factory house stores and serve an important role in our overall inventory management by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand in our other distribution channels. Through our brand house stores, consumers experience the premium full expression of our brand while having broader access to our performance products. In Fiscal 2020, sales through our wholesale, direct-to-consumer, licensing and Connected Fitness channels represented 53%, 41%, 2% and 3% of net revenues, respectively.
We believe the trend toward performance products is global and plan to continue to introduce our products and simple merchandising story to athletes throughout the world. We plan to continue to grow our business over the long term in part through continued expansion in new and established international markets. We are introducing our performance products and services outside of North America in a manner consistent with our past brand-building strategy, thereby providing us with product exposure to broad audiences of potential consumers.
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) Europe, the Middle East and Africa ("EMEA"), (3) Asia-Pacific, and (4) Latin America. Each of these geographic segments operate predominantly in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. We also operate our Connected Fitness business as a separate segment. Effective January 1, 2021, following the sale of MyFitnessPal and the winding down of the Endomondo platform in December 2020, revenues for the remaining MapMyFitness business will be included in Corporate Other, and Connected Fitness will no longer be a separate reportable segment. Refer to Note 19 to the Consolidated Financial Statements for net revenues by segment.
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
Our North America segment accounted for approximately 66% of our net revenues for Fiscal 2020. Approximately 31% of our net revenues were generated from our international segments in Fiscal 2020. Approximately 3% of our net revenues were generated from our Connected Fitness segment in Fiscal 2020. No customer accounted for more than 10% of our net revenues in Fiscal 2020. Refer to Note 19 to the Consolidated Financial Statements for net revenues by segment.

North America
We sell our apparel, footwear and accessories in North America through our wholesale and direct-to-consumer channels. Net revenues generated from the sales of our products in the United States were $2.7 billion and $3.4 billion for Fiscal 2020 and 2019, respectively.
Our direct-to-consumer sales are generated through our brand and factory house stores and e-commerce website. As of December 31, 2020, we had 176 factory house stores in North America primarily located in outlet centers throughout the United States and Canada. As of December 31, 2020, we had 18 brand house stores in North America throughout the United States and Canada. Consumers can purchase our products directly from our e-commerce website, www.underarmour.com.
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
EMEA
We sell our apparel, footwear and accessories primarily through wholesale customers, independent distributors, e-commerce websites, and brand and factory house stores within Europe. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider in the Netherlands as well as a bonded warehouse in the United Kingdom. We sell our apparel, footwear and accessories through independent distributors in the Middle East, Africa and Russia.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea, Australia and India through stores operated by our distribution and wholesale partners, along with e-commerce websites and brand and factory house stores we operate. In March 2020, we completed the acquisition of our Southeast Asia distribution partner, and now have direct sales operations in Singapore, Malaysia and Thailand. We also sell our products to distributors in New Zealand, Taiwan, Hong Kong and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific through third-party logistics providers based in Hong Kong, China, South Korea, Australia and India.
We have a license agreement with Dome Corporation, which produces, markets and sells our branded apparel, footwear and accessories in Japan. Our branded products are sold in Japan to large sporting goods retailers, independent specialty stores and professional sports teams, and through licensee-owned retail stores. We hold an equity method investment in Dome.
Latin America
We sell products through wholesale customers in Mexico, Chile, Argentina and Colombia. We also sell though e-commerce websites, our own brand houses and factory houses in both Mexico and Chile, while we sell through wholesale partner stores in Argentina and Colombia. During the fourth quarter of Fiscal 2020, we determined to change to a distributor model in Chile and have executed an asset sale agreement. We expect to close this sale in early Fiscal 2021. In certain other Latin America countries we distribute our products through independent distributors which are sourced primarily through our international distribution hub in Panama. We have license and distribution agreements with third parties that sells our products in Brazil and other markets within the region.
Connected Fitness
Thoughout Fiscal 2020, we offered digital fitness subscriptions, along with digital advertising through our MapMyFitness, MyFitnessPal and Endomondo platforms. Our MapMyFitness platform includes applications, such as MapMyRun and MapMyRide. We engage this community by developing innovative services and other digital solutions to impact how athletes and fitness-minded individuals train, perform and live. As noted above, in December 2020, we completed the sale of our MyFitnessPal platform, which represented the largest business within our Connected Fitness segment and discontinued our Endomondo platform.

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

Sourcing, Manufacturing and Quality Assurance
Many of the specialty fabrics and other raw materials used in our apparel products are technically advanced products developed by third parties and may be available, in the short term, from a limited number of sources. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In Fiscal 2020, approximately 39% of the fabric used in our apparel products came from 5 suppliers. These fabric suppliers have primary locations in Taiwan, China, Malaysia, and Vietnam. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum based products that may be subject to price fluctuations and shortages. We also use cotton in some of our apparel products as a blended fabric. Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials that are sourced from a diverse base of third party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In Fiscal 2020, our apparel and accessories products were manufactured by 50 primary contract manufacturers, operating in 18 countries, with approximately 68% of our apparel and accessories products manufactured in Vietnam, Jordan, Malaysia and China. Of our 50 primary contract manufacturers, 10 produced approximately 57% of our apparel and accessories products. In Fiscal 2020, our footwear products were manufactured by six primary contract manufacturers, operating primarily in Vietnam, Indonesia and China. These six primary contract manufacturers produced substantially all of our footwear products.
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

Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, both domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOUR® FLEECE and ARMOUR BRA®. We also own registrations to protect our connected fitness branding such as MapMyFitness® and associated MapMy marks. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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

Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Our competitors include, among others, Nike, Adidas, Puma and lululemon athletica, some of which are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. We also compete with other manufacturers, including those specializing in performance apparel and footwear, and private label offerings of certain retailers, including some of our retail customers.
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

Human Capital Management
Under Armour is led by its purpose—We Empower Those Who Strive for More—and our teammates, who bring their different backgrounds, experiences and perspectives, are central to driving our long-term success as an organization and brand. Consistent with our purpose, we believe that our brand is stronger when our collective team is fully engaged and working together to support our athletes around the world. We also believe that having an engaged, diverse and committed workforce not only enhances our culture, it drives our business success, ultimately helping us to deliver the most innovative products that make athletes better. Our human capital management strategy is therefore focused on creating an inclusive workplace where our teammates can thrive by attracting, developing and retaining talent through a competitive total rewards program, numerous development opportunities and a diverse, inclusive and engaging work environment.
As of December 31, 2020, we had approximately 16,600 teammates worldwide, including approximately 12,000 in our brand and factory house stores and approximately 1,300 at our distribution facilities. Approximately 7,000 of our teammates were full-time. Of our approximately 9,600 part-time teammates, approximately 27% were seasonal teammates.
Diversity, Equity and Inclusion
Our commitment to diversity, equity and inclusion starts at the top with a highly skilled and diverse Board of Directors. Our Board of Directors has ongoing oversight of our human capital management strategies and programs and regularly reviews our progress towards achieving our diversity, equity and inclusion goals.
We have set measurable goals for improving diversity amongst our team, including a commitment to increase the number of historically underrepresented teammates throughout the levels of leadership within our organization by 2023. These goals are publicly outlined on our corporate website, where we also publish our representation statistics annually. We are also committed to continuing to increase representation of women in key areas of our business particularly in leadership, commercial and technical roles globally. Our annual incentive plan for all teammates, including executives, incorporates performance measures in furtherance of our diversity, equity and inclusion goals.
As of December 31, 2020:
•the race and ethnicity of our teammate population in the United States, including teammates in our brand and factory house stores and our distribution facilities, was 51% White, 21% Hispanic or Latino, 17% Black or African American, 6% Asian and 5% other;
•the race and ethnicity of our "director" level and above positions in the United States was 78% White, 7% Hispanic or Latino, 7% Black or African American, 6% Asian and 2% other; and
•53% of our global teammates were women, and women represented 37% of our “director” level and above positions.
In addition to building a more diverse team, we believe fostering an inclusive and ethical culture is key to our values and who we are as an organization. We believe open lines of communication are critical to fostering this environment. This starts with “tone at the top” and we emphasize the importance of our Code of Conduct and encourage our teammates to “speak-up” when they have concerns. We require unconscious bias training for all of our corporate teammates and our retail and distribution facility leadership, including training focused on promoting diversity during our new-hire interview process. In Fiscal 2020, we launched a company-wide virtual series to facilitate meaningful conversations on anti-racism and racial justice issues. For our senior leadership, we require mandatory training on cultural competency and building inclusive environments. We also invest in professional development specifically for our historically underrepresented and women teammates to improve retention and advancement. We currently have nine teammate-led Teammate Resource Groups, which amplify business initiatives, provide networking opportunities, support community outreach and promote cultural awareness. In addition, in Fiscal 2020 we established the Global T.E.A.M. (Teammate Equity and Accountability Movement) Council, our internal diversity, equity and inclusion council, comprising “director” level and above corporate teammates focused on fostering a diverse and inclusive work environment across our organization.
Total Rewards
Our total rewards strategy is focused on providing market competitive and internally equitable total rewards packages that allow us to attract, engage and retain a talented, diverse and inclusive workforce. In determining our compensation practices, we focus on offering competitive pay that is based on market data with packages that appropriately reflect roles and geographic locations. We believe in “pay for performance” and seek to design plans and programs to support a culture of high performance where we reward what is accomplished and how. We are also committed to achieving pay equity within all teammate populations, and with the assistance of third-party experts, conduct an annual review of pay equity and market comparison data. When we identify opportunities, we take prompt actions to close any gaps.
Our total rewards programs, which are outlined on the careers page of our corporate website, are aimed at the varying health, financial and home-life needs of our teammates. In the United States, where approximately 69% of our workforce is located, in addition to market-competitive pay and broad-based bonuses, our full-time teammates are eligible for healthcare benefits; health savings accounts; flexible spending accounts; retirement savings plan; paid time off; family, maternity and paternity leave; adoption assistance; child and adult care resources; flexible work schedules; short and long term disability; life and accident insurance; tuition assistance; fitness benefits at on-site gyms or eligible fitness programs; commuter benefits; Under Armour merchandise discounts; and a Work-Life Assistance Program. We believe in promoting alignment between our teammates and stockholders. As such, these teammates are also eligible to participate in our Employee Stock Purchase Plan, and corporate teammates within our “director” level and above positions receive restricted stock unit awards as a key component of their total compensation package. Outside of the United States, we provide similarly competitive benefit packages to those of our U.S.-teammates but tailored to market-specific practices and needs.
We believe that giving back to the communities where we live and work is central to our culture. In addition to competitive time off benefits, our full-time teammates also receive 40 hours of additional paid time off each year for personal volunteer activities performed during working hours.
Talent Development and Engagement
Our purpose of empowering those who strive for more is embodied in our commitment to helping our teammates develop their skills, grow their careers and achieve their goals. We believe our investment in these areas enhances our teammate engagement, improves the efficiency and productivity of our work and ultimately drives better results for our business. We prioritize and invest in a wide range of training and development opportunities for teammates at all levels, including through both online and instructor-led internal and external programs. All of our teammates have access to an online learning platform and knowledge database, Armour U, which offers an extensive, regularly updated library of seminars on a variety of topics. We also offer resources to support individual development planning, including emphasizing development opportunities as part of teammates’ annual goal setting process.
We invest in developing the leadership strength and capabilities of people-leaders at all levels, including through trainings focused on how to effectively manage, communicate with and drive the performance of teams. Through our succession planning efforts, we further focus on talent development for key roles within our organization.
We believe these efforts keep our teammates engaged and motivated to do their best work. We regularly collect feedback to better understand and improve our teammate experience and identify opportunities to continually strengthen our culture.
Health and Safety
In Fiscal 2020, the COVID-19 pandemic brought unprecedented challenges to our business, our communities, our athletes and our teammates. As we managed through these challenges, we prioritized the health, safety and overall well-being of our teammates. We implemented a new COVID-19 sick leave policy, which offers full-time and part-time teammates in the United States and Canada additional paid sick time if they are unable to work due to COVID-19 related circumstances, including experiencing COVID-19 related symptoms. At each of our office, retail store and distribution house locations, we follow applicable local, state and national government regulations, laws and recommended guidance. At our distribution houses, which have remained open, we have implemented government-recommended COVID-19 prevention measures, including reworking all job areas to reduce close contact, implementing daily health questioning, enhancing cleaning protocols, requiring face coverings and social distancing and adding physical distancing barriers and increased hand sanitizing stations. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19,” in Fiscal 2020, primarily in the second and third quarters, we closed many of our brand and factory house retail stores due to the COVID-19 pandemic. As we have reopened certain of our retail stores, in addition to requiring daily teammate wellness assessments, we have implemented COVID-19 prevention measures at these locations similar to those described above. With respect to our corporate teammates, many of our corporate offices remain closed (including our global headquarters) or are open in a limited capacity and the majority of our corporate teammates have shifted to working remotely. We offer resources for teammates working remotely, which are targeted at optimizing remote work environments and managing COVID-19 related challenges and address topics such as office ergonomics and mental and emotional health and well-being.

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

Information About Our Executive Officers
Our executive officers are:

Name	Age	Position
Kevin Plank	48	Executive Chairman and Brand Chief
Patrik Frisk	58	Chief Executive Officer and President
David Bergman	48	Chief Financial Officer
Colin Browne	57	Chief Operating Officer
Lisa Collier	55	Chief Product Officer
Alessandro de Pestel	55	Chief Marketing Officer
Stephanie Pugliese	50	President of the Americas
Tchernavia Rocker	47	Chief People and Administrative Officer
John Stanton	60	General Counsel and Corporate Secretary

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

Lisa K. Collier has been Chief Product Officer since April 2020. Prior to joining our Company, Ms. Collier served as President, Chief Executive Officer and Chairman of NYDJ (Not Your Daughter’s Jeans) from June 2016 to January 2020. Prior thereto, Ms. Collier served as Executive Vice President and President of Global Dockers Brand of Levi Strauss & Company from July 2013 to May 2016 and as Chief Transformation Officer from October 2013 to January 2015. Ms. Collier also served as Senior Vice President of Product Development and Innovation across all brands from 2012 to 2013, Senior Vice President Global Dockers Merchandising, Licensing, Supply Chain from 2010 to 2012, as Managing Director and General Manager of Levi Strauss Australia and New Zealand from 2007 to 2011, and prior to that in various other leadership roles at Levi Strauss & Company. Ms. Collier served in various leadership roles at Sunrise Brands (formerly Tarrant Apparel Group) from 1999 to 2003. She also served in various merchandising positions at The Limited from 1987 to 1999 and started her career in retail and apparel at Hess’s Department Store.
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

Stephanie Pugliese has been President of the Americas since June 2020. Prior to that she served as President of North America from September 2019 to May 2020. Prior to joining our Company, Ms. Pugliese served as Chief Executive Officer and President of Duluth Trading Company from February 2015 to August 2019, and as President from February 2012 to August 2019. Prior thereto, Ms. Pugliese served as President and Chief Operating Officer of Duluth Trading Company from February 2014 to February 2015, Senior Vice President and Chief Merchandising Officer from July 2010 to February 2012 and as Vice President of Product Development from November 2008 to July 2010. Ms. Pugliese also served in various leadership roles with Lands’ End, Inc. from 2005 to 2008 and at Ann Inc. from 2000 to 2003.

Tchernavia Rocker has been Chief People and Administrative Officer since June 2020. Prior to that she served as Chief People and Culture Officer from February 2019 to May 2020. Prior to joining our Company, she served more than 18 years in Human Resources leadership roles at Harley-Davidson, Inc., most recently as Vice President and Chief Human Resources Officer from June 2016 through January 2019, as General Manager, Human Resources from January 2012 through May 2016, and in various other Human Resources leadership positions since joining the company in 2000. Prior to that, she served in various HR and operations roles at Goodyear Dunlop North America Tire Inc.

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

Our results of operations and financial condition could be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Form 10-K. Should any of these risks actually materialize, our business, financial condition, results of operations and future prospects could be negatively impacted.

Economic and Industry Risks

The COVID-19 pandemic has caused significant disruption in our industry, which has and may continue to materially impact our business, financial condition and results of operations.

Our business has been and may continue to be materially impacted by the effects of the widespread outbreak of COVID-19, which was reported to have surfaced first in December 2019 and declared a global pandemic in March 2020. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and business restrictions, including mandatory closures, orders to “shelter-in-place” and restrictions on how businesses operate.

The COVID-19 pandemic materially negatively impacted our business and results of operations in Fiscal 2020, and the extent and duration of ongoing impacts remain uncertain. The pandemic resulted in temporary closures of our retail stores and the stores of our wholesale customers where our products are sold, reduced consumer traffic and consumer spending, temporary layoffs of certain employees in our North America retail stores and distribution centers and incremental operating expenses from adopting preventative health and safety measures in our stores and distribution centers. These negative impacts to our business may continue through Fiscal 2021 or later depending on the development of the virus and related responses. Related industries have been and may continue to be adversely affected, including distribution and logistics and manufacturing and textile production. Professional, collegiate and amateur sporting leagues, events and activities experienced postponements or cancellations. We are unable to predict with certainty the near and long-term impacts of the pandemic on consumer behavior. To the extent the impact of COVID-19 continues or worsens, consumer behavior may be altered for an extended period, which could impact our sales, cash generated from operations and liquidity and financial condition.

Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets and adversely impacted our stock price. While we took measures throughout Fiscal 2020 to maintain our operations and preserve and enhance our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows may be further impacted by the development of the pandemic. If we are unable to effectively manage our spending in response, our profitability may be negatively impacted. Further, currently many of our employees in our corporate offices are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The disruption caused by the pandemic has also disrupted the operations of our business partners, including our customers, suppliers, and vendors, and the financial condition of certain of our partners has been significantly impacted. We cannot predict the impact the pandemic will continue to have on these partners and any material effect on these parties could negatively impact us.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, including a resurgence in many countries, and additional impacts may arise that we are not aware of currently.

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth.

Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, particularly in light of the impacts of COVID-19, and trends in consumer discretionary spending remain unpredictable. The United States and other countries have experienced a significant increase in unemployment and financial markets remain turbulent. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the economies in markets in which we sell our products, particularly in the United States, China or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth. In addition, as pandemic conditions improve and restrictions begin to lift, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time. If this were to occur, our sales and prospects for growth may be negatively impacted.

We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.

The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in products similar to ours and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing, digital and other resources, longer operating histories, better brand recognition among consumers, more experience in global markets, greater ability to invest in technology and the digital consumer experience and greater economies of scale. In addition, our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by quickly adapting to changes in customer requirements or consumer preferences, readily taking advantage of acquisition and other opportunities, discounting excess inventory that has been written down or written off, devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement, adopting aggressive pricing policies and engaging in lengthy and costly intellectual property and other disputes.

In addition, while one of our growth strategies has been to increase floor space for our products in retail stores and in certain markets expand our distribution to other retailers, retailers have limited resources and floor space, and we must compete with others to develop relationships with them. Increased competition by existing and future competitors could result in reductions in floor space in retail locations, reductions in sales or reductions in the prices of our products, and if retailers have better sell through or earn greater margins from our competitors’ products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a negative effect on our brand image and a material adverse effect on our business, financial condition and results of operations.

Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. For example, in response to the COVID-19 pandemic’s impact on our industry, we and many of our competitors have engaged in, and may continue to engage in, additional promotional activities focused around e-commerce sales in managing excess inventory levels. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the cost of raw materials and commodities we use in our products and our supply chain could negatively affect our operating results.

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

Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.

We operate retail, distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to numerous risks and events beyond our control which could negatively impact consumer spending or the operations of us or our customers or business partners, and therefore our results of operations, including political or labor unrest, military conflict, terrorism, public health crises, disease epidemics or pandemics (such as COVID-19), natural disasters, extreme weather conditions and economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws and regulations, including those relating to labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns, as well as rules and regulations regarding climate change; uncertainties and the ongoing effect of the United Kingdom’s withdrawal from the European Union; changes in trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, tariffs, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds; and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.

These risks could hamper our ability to sell products, negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, profitability, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

Business and Operational Risks

We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.

In Fiscal 2020, sales through our wholesale channel represented approximately 53% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral or getting customer insurance against non-collection. We face increased risk of order reduction or cancellation when dealing with financially ailing customers or customers struggling with economic uncertainty. As a result of the COVID-19 pandemic, many of our wholesale customers throughout the world have had to temporarily close their stores or operate their stores under significant restrictions and continue to experience reduced consumer traffic and purchasing, which has resulted in lower sales and cancellations of orders of our products. The financial impact of continued temporary store closures and operating restrictions on many of our wholesale customers remains uncertain. However, if our wholesale customers continue to experience significant disruptions, this could result in further reductions or cancellations of orders or late or extended payment terms to us, which could negatively impact our results of operations. In addition, during weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. Furthermore, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our company.

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

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our international business, footwear and our global direct-to-consumer sales channel. Our growth in these areas depends on our ability to continue to successfully grow our e-commerce and mobile application offerings and digital experiences throughout the world, expand our global network of brand and factory house stores and continue to successfully increase our product offerings and market share in footwear. Our ability to invest in these growth initiatives on the timeline and at the scale we expect will be negatively impacted if we continue to experience significant market disruption due to COVID-19 or other significant events, particularly if our North America business, which represented 66% of our total net revenues in Fiscal 2020, does not grow sufficiently. In addition, as we expand our global network of brand and factory house stores, if we are unable to operate our stores profitably, our financial results could be impacted, or we could be required to recognize impairment charges. For example, during Fiscal 2020, we recognized impairment charges related to a number of our retail stores as individual store profitability was significantly impacted by the effects of COVID-19. Our long-term strategy also depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.

We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.

Since 2017, we have executed three separate restructuring plans designed to more closely align our financial resources against the critical priorities of our business and rebalance our cost base to further improve future profitability and cash flow generation. We have also implemented several changes to our operating model. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans and operating model changes, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan or operating model change presents significant potential risks including, among others, higher than anticipated implementation costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans and operating model changes, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.

If we are unable to anticipate consumer preferences, successfully develop and introduce new, innovative and updated products or engage our consumers, or if consumer preferences shift away from performance products, our sales, net revenues and profitability may be negatively impacted.

Our success depends on our ability to identify and originate product trends and anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that shift rapidly and cannot be predicted with certainty. Accordingly, our new products may not receive consumer acceptance. In addition, long lead times for certain of our products may make it hard for us to respond quickly to changes in consumer demands. Our ability to adequately react to and address consumer preferences depends in part upon our continued ability to develop and introduce innovative, high-quality products. Moreover, if consumers are not convinced performance apparel, footwear and accessories are a better choice than, and worth the additional cost over, traditional alternatives, sales of performance products may not grow or decline and growth in the industry and our business could be adversely affected. In addition, consumers are increasingly focused on the environmental and social policies of brands, including the sustainability of the products sold. From time to time, we may also introduce limited run or specialized products that may increase our sales in the near term, but that may fail to maintain sustained consumer demand. If we are unable to effectively anticipate and respond to consumer preferences as a result of any of these factors, our brand image could be negatively impacted, and our sales, net revenues and profitability may be negatively impacted.

Consumer shopping preferences and shifts in distribution channels continue to evolve and could negatively impact our results of operations or our future growth.

Consumer preferences regarding the shopping experience continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct-to-consumer business consisting of our brand and factory house stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our strategy to grow our e-commerce revenue, we are investing significantly in enhancing our platform capabilities and implementing systems to drive higher engagement with our consumers, which has become particularly important in light of increased online shopping due to COVID-19. If we do not successfully execute this strategy or continue to provide an engaging, reliable and user-friendly digital commerce platform that attracts consumers, our brand image, and results of operations as well as our opportunities for future growth could be negatively impacted. In addition, we cannot predict whether and how the COVID-19 pandemic will impact consumer shopping preferences in the long term and how quickly and effectively we will adapt to those preferences.

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.

We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long-term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase or maintain our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income or loss. For example, during Fiscal 2020 certain of our wholesale customers delayed purchases of our products or cancelled previously placed orders in response to pandemic-related store closures. These risks have materially increased and may persist as the COVID-19 pandemic continues. In addition, our customers continue to experience ongoing industry consolidation, particularly in the sports specialty sector. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline materially. In addition, we may from time to time exit relationships with certain wholesale customers to further drive our premium brand position. This may negatively impact our net revenues if we are unable to replace those sales with additional sales to our other customers.

We must successfully manage the increasingly complex operations of our global business, including continued expansion in certain markets where we have limited brand recognition, or our business and results of operations may be negatively impacted.

A significant element of our growth strategy depends on our continued expansion outside of North America, and we have limited brand recognition and operating experience in certain regions. We must continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. We have limited experience with regulatory requirements and market practices in certain regions outside of North America, and may face difficulties expanding into and successfully operating in those markets, including differences in regulatory environments, labor and market practices, and difficulties in keeping abreast of market, business and technical developments and consumers’ tastes and preferences. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development and distribution functions, our management information systems and other processes and technology. We may not manage these efforts cost-effectively or these efforts could increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image or operational challenges leading to a decrease in net revenues and results from operations.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. In addition, a significant portion of our net revenues may be generated by at-once orders for immediate delivery to customers, particularly during the last two quarters of the year, which historically has been our peak season. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers. Excess inventory may result in inventory write-downs or write-offs or sales at discounted prices or in less preferred distribution channels, negatively impacting gross margin. On the other hand, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, resulting in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

Factors that could affect our ability to accurately forecast demand for our products include: changing consumer demand for our products; product introductions by competitors; unanticipated changes in general market or economic conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on consumer demand due to unseasonable weather conditions; and terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the current COVID-19 pandemic.

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

Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in Fiscal 2020, 10 manufacturers produced approximately 57% of our apparel and accessories products, and 6 produced substantially all of our footwear products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials, production and import quota capacity.

A number of factors may require us to seek alternative or additional suppliers, which we may not be able to do in a timely or cost-effective manner. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. Moreover, our suppliers may not be able to fill our orders in a timely manner depending on market conditions or increased demand for product. In addition, in Fiscal 2020 certain of our manufacturers experienced significant financial and operational disruption due to COVID-19. We have historically provided supply chain finance support to certain of our supply chain partners, and the financial markets supporting supply chain finance programs experienced disruption in 2020, resulting in a temporary disruption to our program and challenging the cash flow and liquidity of our partners. While we worked with our partners through the disruption and have re-established a supply chain finance program, if one or more of our suppliers were to experience significant financial difficulty, bankruptcy, insolvency or cease operations, we may be required to seek alternative suppliers. In addition, if we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income (or higher net loss) both in the short and long term.

We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards. If we are unable to obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our brand and our reputation in the marketplace.

Labor or other disruptions at ports or our suppliers or manufacturers may adversely affect our business.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes and disruptions at various ports or at our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, decreased operations, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. For example, COVID-19 has resulted in delays and disruptions at ports due to workforce decreases, shipping backlogs and capacity constraints and other disruptions. This has resulted in slower than planned deliveries of inventory and delayed sales to customers. If we experience significant delays or disruption in receiving and distributing our products, this could have an adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages, increased expense (including air freight) to deliver our products and reduced net revenues and net income or higher net loss.

If we fail to successfully manage or realize expected results from significant transactions or investments, or if we are required to recognize an impairment of our goodwill, it may have an adverse effect on our results of operations and financial position.

From time to time, we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquired businesses can require significant efforts and resources, which could divert management attention from more profitable business operations. From time to time we have also disposed of certain assets where we did not think our activities aligned to our operating model. If we fail to successfully integrate acquired businesses or effectively manage dispositions, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other indefinite-lived intangible assets. We have recognized goodwill impairment charges in the past, including in Fiscal 2020 with respect to our Latin America reporting unit, and our Canada reporting unit, within our North America operating segment. Additional goodwill impairment charges could have an adverse effect on our results of operations and financial position. Additionally, from time to time, we may invest in business infrastructure, new businesses and expansion of existing businesses, such as the expansion of our network of brand and factory house stores and our distribution facilities, implementing our global operating and financial reporting information technology system, supporting our digital strategy (including our e-commerce platform), or supporting our corporate infrastructure (including our global and regional headquarters). These investments require substantial cash investments and management attention, and infrastructure investments may also divert funds from other potential business opportunities. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results.

The value of our brand and sales of our products could be diminished if we are associated with negative publicity.

Our business could be adversely impacted if negative publicity regarding our brand, our company or our business partners diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations as well as the social and other standards and policies we impose on them, including our code of conduct, we do not control the conduct of these third parties. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees. The risk that our business partners may not act in accordance with our expectations may be exacerbated in markets where our direct sales, supply chain or logistics operations are not as widespread. In addition, we have sponsorship contracts with a variety of athletes, teams and leagues, and many athletes and teams use our products. Negative publicity regarding these partners could negatively impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. Furthermore, social media can potentially accelerate and increase the scope of negative publicity. This could diminish the value of our proprietary rights or harm our reputation or have a negative effect on our sales and results of operations.

The costs and return on our investments for our sports marketing sponsorships may become more challenging and this could impact the value of our brand image.

A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We have developed licensing agreements to be the official supplier of performance apparel and footwear to a variety of sports teams and leagues at the collegiate and professional level and sponsorship agreements with athletes. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements, including the costs of obtaining and retaining these sponsorships and agreements, have varied and at times increased greatly. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. In addition, because professional and collegiate athletics and other sporting events have been largely cancelled or delayed in connection with the COVID-19 pandemic and future plans for these remain uncertain, we may not realize the expected benefits of these relationships. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.

If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.

We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by severe weather conditions, floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions, including public health crises or disease epidemics. For example, the current COVID-19 pandemic may impede our ability to operate our distribution facilities at full capacity and may similarly impact our third-party logistics providers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities or from all types of events causing such disruptions. Significant disruptions could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties. This includes the shipping of product to and from our distribution facilities, as well as partnering with third-party distribution facilities in certain regions where we do not maintain our own facilities. From time to time, certain of our partners have experienced disruptions to their operations, including cyber-related disruptions. If we or our partners encounter such problems, our results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.

Our business and global operations rely on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, warehouse management, and other information systems. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses or malware, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems, and, although we maintain business continuity plans, there can be no assurance that our business continuity plans, or those of our vendors, will effectively resolve the issues in a timely manner or adequately protect us from the adverse effects that could be caused by significant disruptions in our information systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experience any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a material adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.

In addition, we interact with many of our consumers through our e-commerce website and our mobile applications, and these systems face similar risk of interruption or cyberattack. Consumers increasingly utilize these services to purchase our products and to engage with our digital community. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. The performance of our digital business is dependent on reliable performance of its products, applications and services and the underlying technical infrastructure, which incorporate complex software. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users or loss of revenue.

We are implementing a global operating and information system, which involves risks and uncertainties that could adversely affect our business.

In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The third and final phase of this implementation became operational in April 2020. Implementation of new information systems, particularly across global operations, involves risks and uncertainties. Any disruptions, delays, or deficiencies in the design, implementation or application of these systems could result in increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in the collection of payment from our customers or adversely affect our ability to timely report our financial results, each of which could materially adversely affect our business, results of operations, and financial condition.

Our future success is substantially dependent on the continued service of our senior management and other key employees, and our continued ability to attract and retain highly talented new team members.

Our future success is substantially dependent on the continued service of our senior management, particularly Kevin A. Plank, our founder, Executive Chairman and Brand Chief, Patrik Frisk, our Chief Executive Officer and President, other top executives and key employees who have substantial experience and expertise in our business, including product creation, innovation, sales, marketing, operational and other support personnel. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals and could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

In addition, to profitably grow our business and manage our operations, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills, backgrounds and experiences. Competition for employees in our industry is intense and we may experience difficulty in attracting the personnel necessary to support the growth of our business. If we are unable to attract, assimilate and retain management and other employees with the necessary skills, we may not be able to grow or successfully operate our business and achieve our long-term objectives. In addition, we have invested significant time and resources in building, maintaining and evolving our company culture and our values, which we believe to be critical to our future success. Failure to maintain and continue to evolve our culture could negatively affect our ability to attract, retain and motivate our employees and to achieve our long-term objectives.

Financial Risks

Our credit agreement contains financial covenants, and both our credit agreement and debt securities contain other restrictions on our actions, which could limit our operational flexibility or otherwise adversely affect our financial condition.

We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our Senior Notes limit our ability to, subject to certain significant exceptions, incur secured debt and engage in sale leaseback transactions. Our amended credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, sell or dispose of assets, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, during specified periods, we must maintain a certain leverage ratio and interest coverage ratio as defined in the amended credit agreement. Our ability to continue to borrow amounts under our amended credit agreement is limited by continued compliance with these financial covenants, and in the past we have amended our credit agreement to provide certain relief from and revisions to our financial covenants for specified future periods and provide us with sufficient access to liquidity during those periods. During certain quarters, our amended credit agreement requires us to maintain a specified amount of minimum liquidity. If our cash flows and capital resources are insufficient to maintain this liquidity level, we may need to take further actions to reduce our expenditures, and potentially seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the amended credit agreement or our Senior Notes could result in a default, which could negatively impact our access to liquidity.

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

We may need to raise additional capital to manage and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. During the first and second quarter of Fiscal 2020, our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic. In response, we amended our credit agreement to provide certain relief from and revisions to our financial covenants for specified future periods and provide us with sufficient access to liquidity during those periods. In May 2020, we issued $500 million of Convertible Senior Notes and utilized the net proceeds to repay amounts outstanding under our revolving credit facility, thereby increasing our borrowing capacity under that facility. We also took a number of actions to preserve existing capital, including managing payments to vendors, allowing extended payment terms to certain customers, reducing capital expenditures and managing inventory levels. As of December 31, 2020, our cash and cash equivalents totaled $1.5 billion. However, if in future periods our cash on hand, cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded in the past, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income or loss from operations. These variations are primarily related to the mix of our products sold during the fall selling season, including our higher price cold weather products, along with a larger proportion of higher margin direct-to-consumer sales. Our quarterly results may also vary based on the timing of customer orders. The majority of our net revenues are historically generated during the last two quarters of the calendar year. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of marketing expenses and changes in our product mix. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our publicly traded stock to fluctuate significantly.

Our results of operations are affected by the performance of our equity investments, over which we do not exercise control.

We maintain certain minority investments, and may in the future invest in additional minority investments, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our consolidated financial statements. Our results of operations are affected by the performance of these businesses, over which we do not exercise control, and our net income or loss has been negatively impacted by losses realized by our Japanese licensee’s business. We are also required to regularly review our investments for impairment, and an impairment charge may result from the occurrence of adverse events or management decisions that impact the fair value or estimated future cash flows to be generated from our investments. During Fiscal 2020, we further impaired our investment in our Japanese licensee and recognized a $7.1 million charge as a result, and there is currently no carrying value associated with this investment. In addition, to the extent our Japanese licensee continues to experience challenges in the performance of its business, we may not continue to realize the licensing revenues from our Japanese licensee in line with its past results, which could negatively impact our net revenues and results of operations. Furthermore, based on its financial performance, our ability to recover our investment in the long term may be limited.

Our financial results could be adversely impacted by currency exchange rate fluctuations.

We generated approximately 31% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designated the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. The ongoing impacts of COVID-19 have caused and may continue to cause uncertainty in forecasted cash flows, which has resulted and may continue to result in the de-designation of certain hedged transactions.

Legal, Regulatory and Compliance Risks

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with these regulations, we could become subject to significant penalties or claims or be required to recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.

Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery laws applicable to our operations, as well as U.S. sanctions laws. Although we have policies and procedures to address compliance with the FCPA and similar laws and sanctions requirements, there can be no assurance that all of our employees, contractors, agents and other partners will not take actions in violations of our policies or that our procedures will effectively mitigate against such risks. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.

We collect sensitive and proprietary business information as well as personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our digital business (including our Connected Fitness business). In particular, in our digital business we collect and store a variety of information regarding our users, and allow users to share their personal information with each other and with third parties. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Any breach of our data security or that of our service providers or cyber fraud incident could result in an unauthorized release or transfer of customer, consumer, vendor, user or employee information, or the loss of money, valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations. Like other companies in our industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, cyber fraud incidents and other attempts to breach, or gain unauthorized access to, our systems. These attempted attacks have increased as COVID-19 has progressed and many employees continue to work from home. To date, these attacks have not had a material impact on our operations, but there can be no assurance that they will not have an impact in the future.

We must also comply with increasingly complex and evolving regulatory standards throughout the world enacted to protect personal information and other data. Compliance with existing, proposed and forthcoming laws and regulations can be costly and could negatively impact our profitability. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and California passed the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. These laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. In addition, data privacy laws and regulations continue to evolve. For example, in 2016, the European Union and the United States agreed to a framework for data transferred from the European Union to the United States, called the Privacy Shield. However, in July 2020 the Privacy Shield was invalidated by the Court of Justice of the European Union (“CJEU”) and the alternative basis upon which companies can continue to transfer data remains subject to continued regulatory and judicial scrutiny. As requirements continue to evolve, it may be costly for us to adjust our operations to comply with new requirements. Failure to comply with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to legal proceedings against us by governmental entities or others, imposition of fines by governmental authorities, negative publicity and damage to our brand image, all of which could have a negative impact on our profitability.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided applicable foreign withholding taxes, certain U.S. state income taxes, or foreign exchange rate impacts. We are unable to predict what impact future tax reform efforts may have on our results of operations, including as a result of any changes enacted during the new U.S. presidential administration.
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

Failure to protect our intellectual property rights, or our conflict with the rights of others, could damage our brand, weaken our competitive position and negatively impact our results of operations.

Our success depends in large part on our brand image. We currently rely on a combination of copyright, trademark, trade dress, patent and unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. The steps taken by us to protect our proprietary rights may not be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand. In addition, intellectual property protection may be unavailable or limited in some jurisdictions. In addition, intellectual property rights in the technology, fabrics and processes used to manufacture the majority of our products are generally owned or controlled by our suppliers and are generally not unique to us, and our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products.

From time to time, we have brought claims relating to intellectual property rights of others or have discovered unauthorized products in the marketplace that are either counterfeit reproductions of our products or unauthorized irregulars that do not meet our quality control standards. If we fail to protect, maintain and enforce our intellectual property rights, the value of our brand could decrease and our competitive position may suffer. In addition, from time to time others may seek to enforce infringement claims against us. Successful infringement claims against us could result in significant monetary liability or prevent us from selling or providing some of our products. The resolution of such claims may require us to redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.

We are the subject of a number of ongoing legal proceedings that have resulted in significant expense, and adverse developments in our ongoing proceedings and/or future legal proceedings could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.

We are currently involved in a variety of litigation, investigations and other legal matters and may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures (including regarding the use of "pull forward" sales and the investigations referred to below) and derivative complaints regarding related matters, as well as past related party transactions, among other proceedings. Refer to Note 10 to our Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these specific matters. In addition, as previously disclosed in November 2019, we have been responding to requests for documents and information from the U.S. Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) beginning with submissions to the SEC in July 2017, and in July 2020 we and two members of our senior management received “Wells Notices” from the SEC relating to our disclosures covering the third quarter of 2015 through the period ending December 31, 2016, regarding the use of “pull forward” sales in connection with revenue during those quarters. In the course of cooperating with the SEC and DOJ requests, we have reviewed our disclosures and we continue to believe they were appropriate. However, we cannot predict the outcome of any particular proceeding, or whether ongoing investigations, including the SEC and DOJ investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

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

Risks Related to our Common Stock

Kevin Plank, our Executive Chairman and Brand Chief, controls the majority of the voting power of our common stock.

Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights (except in limited circumstances). Our Executive Chairman and Brand Chief, Kevin A. Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. Under certain circumstances, the Class B common stock automatically converts to Class A common stock, which would also result in the conversion of our Class C common stock into Class A common stock. As specified in our charter, these circumstances include when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B common stock outstanding, if Mr. Plank were to resign as an Approved Executive Officer of the Company (or was otherwise terminated for cause) or if Mr. Plank sells more than a specified number of any class of our common stock within a one-year period. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our stockholders do not otherwise support. In addition, we utilize shares of our Class C common stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank’s voting control.

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
The following includes a summary of the principal properties that we own or lease as of the end of Fiscal 2020.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, the majority of which we own and a portion of which we lease. For each of our Europe, Latin America and Asia Pacific headquarters, we lease office space.
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
In addition, as of December 31, 2020, we leased 439 brand and factory house stores located primarily in the United States, China, Mexico, Korea, Chile, and Canada with lease end dates in 2021 through 2035. We also lease additional office space for sales, quality assurance and sourcing, marketing, and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. Refer to Note 10 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbols “UAA” and "UA", respectively. As of January 31, 2021, there were 1,765 record holders of our Class A Common Stock, 5 record holders of Class B Convertible Common Stock which are beneficially owned by our Executive Chairman and Brand Chief, Kevin A. Plank, and 1,170 record holders of our Class C Common Stock.
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
Dividends
No cash dividends were declared or paid during Fiscal 2020 or 2019 on any class of our common stock. We currently anticipate we will retain any future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In addition, we may be limited in our ability to pay dividends to our stockholders under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 9 to the Consolidated Financial Statements for a further discussion of our credit facility.
Stock Compensation Plans
The following table contains certain information regarding our equity compensation plans.

Plan Category	Class of Common Stock	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Class A	1,352,762	$34.89	12,794,691
Equity compensation plans approved by security holders	Class C	10,621,929	$18.24	26,827,123
Equity compensation plans not approved by security holders	Class A	91,473	$—	—
Equity compensation plans not approved by security holders	Class C	92,119	$—	—
The number of securities to be issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans approved by security holders includes 1.4 million Class A and 10.7 million Class C options, restricted stock units and deferred stock units issued to employees, non-employees and directors of Under Armour. These restricted stock units and deferred stock units are not included in the weighted average exercise price calculation above. The number of securities remaining available for future issuance includes 10.1 million shares of our Class A Common Stock and 24.9 million shares of our Class C Common Stock under our Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan (“2005 Stock Plan”) and 2.7 million of our Class A Common Stock and 2.0 million shares of our Class C Common Stock under our Employee Stock Purchase Plans. In addition to securities issued upon the exercise of stock options, warrants and rights, the 2005 Stock Plan authorizes the issuance of restricted and unrestricted shares of our Class A and C Common Stock and other equity awards. Refer to Note 15 to the Consolidated Financial Statements for information required by this Item regarding the material features of each plan.
The number of securities issued upon exercise of outstanding options, warrants and rights issued under equity compensation plans not approved by security holders includes 91.5 thousand shares of our Class A Common Stock and 92.1 thousand shares of our Class C Common Stock issued in connection with the delivery of shares pursuant to deferred stock units granted to certain of our marketing partners. These deferred stock units are not included in the weighted average exercise price calculation above. The deferred stock units are issued to certain of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. The terms of each agreement set forth the number of deferred stock units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. The deferred stock units are non-forfeitable.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2015 through December 31, 2020. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2015 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Under Armour, Inc.	$100.00	$69.76	$34.65	$42.43	$51.87	$41.23
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$88.72	$106.86	$90.03	$110.94	$99.45

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations and Balance Sheets data for each of the five fiscal years indicated below has been derived from our audited Consolidated Financial Statements.

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Net revenues	$4,474,667	$5,267,132	$5,193,185	$4,989,244	$4,833,338
Cost of goods sold	2,314,572	2,796,599	2,852,714	2,737,830	2,584,724
Gross profit	2,160,095	2,470,533	2,340,471	2,251,414	2,248,614
Selling, general and administrative expenses	2,171,934	2,233,763	2,182,339	2,099,522	1,831,143
Restructuring and impairment charges	601,599	—	183,149	124,049	—
Income (loss) from operations	(613,438)	236,770	(25,017)	27,843	417,471
Interest expense, net	(47,259)	(21,240)	(33,568)	(34,538)	(26,434)
Other income (expense), net	168,153	(5,688)	(9,203)	(3,614)	(2,755)
Income (loss) before income taxes	(492,544)	209,842	(67,788)	(10,309)	388,282
Income tax expense (benefit)	49,387	70,024	(20,552)	37,951	131,303
Income (loss) from equity method investment	(7,246)	(47,679)	934	—	—
Net income (loss)	(549,177)	92,139	(46,302)	(48,260)	256,979
Adjustment payment to Class C capital stockholders	—	—	—	—	59,000
Net income (loss) available to all stockholders	$(549,177)	$92,139	$(46,302)	$(48,260)	$197,979
Net income available per common share
Basic net income (loss) per share of Class A and B common stock	$(1.21)	$0.20	$(0.10)	$(0.11)	$0.45
Basic net income (loss) per share of Class C common stock	$(1.21)	$0.20	$(0.10)	$(0.11)	$0.72
Diluted net income (loss) per share of Class A and B common stock	$(1.21)	$0.20	$(0.10)	$(0.11)	$0.45
Diluted net income (loss) per share of Class C common stock	$(1.21)	$0.20	$(0.10)	$(0.11)	$0.71

Weighted average common shares outstanding Class A and B common stock
Basic	222,927	222,532	221,001	219,254	217,707
Diluted	222,927	223,206	221,001	219,254	221,944

Weighted average common shares outstanding Class C common stock
Basic	231,162	228,431	224,814	221,475	218,623
Diluted	231,162	231,068	224,814	221,475	222,904

Dividends declared	$—	$—	$—	$—	$59,000

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$1,517,361	$788,072	$557,403	$312,483	$250,470
Working capital (1)	$1,809,699	$1,280,200	$1,277,651	$1,277,304	$1,279,337
Inventories	$895,974	$892,258	$1,019,496	$1,158,548	$917,491
Total assets (2)	$5,030,628	$4,843,531	$4,245,022	$4,006,367	$3,644,331
Total debt, including current maturities	$1,003,556	$592,687	$728,834	$917,046	$817,388
Total stockholders’ equity	$1,675,993	$2,150,087	$2,016,871	$2,018,642	$2,030,900
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
This Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended ("the Securities Act"), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements.

The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to our Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K. All dollar and percentage comparisons made herein refer to the year ended December 31, 2020 ("Fiscal 2020") compared with the year ended December 31, 2019 ("Fiscal 2019"), unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2019, filed with the Securities Exchange Commission ("SEC") on February 26, 2020, for a comparative discussion of our Fiscal 2019 financial results as compared to year ended December 31, 2018 ("Fiscal 2018"). See "Forward-looking statements."
Overview
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. The brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. Our digital strategy is focused on engaging with these consumers and increasing awareness and sales of our products.
We believe that our net revenues have been driven by a growing interest in performance products and the strength of the Under Armour brand in the marketplace. Our long-term growth strategy is focused on increased sales of our products through ongoing product innovation, investment in our distribution channels and international expansion. While we plan to continue to invest in growth, we also plan to improve efficiencies throughout our business as we seek to gain scale through our operations and return on our investments.
Fiscal 2020 Performance
Financial highlights for Fiscal 2020 as compared to Fiscal 2019 include:
•Net revenues decreased 15%.
•Wholesale revenues decreased 25% and direct-to-consumer revenues increased 2%, driven by growth in our e-commerce business.
•Apparel revenue decreased 17%. Footwear revenue declined 14% and accessories revenue was relatively flat.
•Revenue in our North America segment declined 19%. Revenue in our Asia-Pacific, EMEA and Latin America segments decreased 1%, 4% and 16%, respectively.
•Gross margin increased 140 basis points.
•Selling, general and administrative expense decreased 3%.
A large majority of our products are sold in North America; however, we believe our products appeal to athletes and consumers around the globe. Internationally, our net revenues are generated primarily from a mix of sales to retailers and distributors in our wholesale channel and sales through our direct-to-consumer channels.
We believe there is an increasing recognition of the health benefits of an active lifestyle. We believe this trend provides us with an expanding consumer base for our products. We also believe there is a continuing shift in consumer demand from traditional non-performance products to performance products, which are intended to provide better performance by wicking perspiration away from the skin, helping to regulate body temperature and enhancing comfort. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories, expansion of our wholesale distribution, growth in our direct-to-consumer sales channel and expansion in international markets.
Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities or negatively impact our financial results, including, among others, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. For example, recent and ongoing developments regarding COVID-19 may negatively impact our results of operations. Additionally, we may not be able to successfully execute on our long-term strategies, or successfully manage the increasingly complex operations of our global business effectively. Although we have implemented restructuring plans in the past and may implement additional plans in the future, we may not fully realize the expected benefits of these plans or other operating or cost-saving initiatives. In addition, we may not consistently be able to anticipate consumer preferences and develop new and innovative products that meet changing preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability. We also rely on third-party suppliers and manufacturers outside the U.S. to provide fabrics and to produce our products, and disruptions to our supply chain could harm our business. For a more complete discussion of the risks facing our business, refer to the “Risk Factors” section included in Item 1A.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.
During the first quarter of Fiscal 2020, we took action to close substantially all of our brand and factory house stores based on regional conditions, a majority of which remained closed into the second quarter of Fiscal 2020. By the end of the third quarter of Fiscal 2020, substantially all of our brand and factory house stores were re-opened. As pandemic conditions worsened globally during the fourth quarter of Fiscal 2020, we again closed certain stores based on regional conditions, particularly in EMEA and Latin America. The following is a summary of our owned and operated store closures and their status throughout Fiscal 2020 and as of the end of January 2021:
•North America: Beginning in mid-March we closed all of our stores in the North America operating segment, which remained closed through the end of April. We began a progressive re-opening of our stores in May and more than 85% of our stores were open by the end of June. As of the end of September 2020, all of our stores were open and approximately 95% of our stores were open as of the end of January 2021.
•EMEA: Beginning in mid-March we closed all of our stores in the EMEA operating segment, of which, over 65% remained closed through the end of April. We continued the re-opening of our stores in May and more than 95% of the stores were open at the end of June. As of the end of September 2020, all of our stores were open, however, in the fourth quarter we had to close almost 60% of our stores based on regional conditions. As of the end of January 2021, only 25% of our stores were open.
•Asia-Pacific: Stores in China were closed from late-January through early-March, when a slowly progressive re-opening process started. Stores in the remainder of the Asia-Pacific operating segment were also closed from time to time based on local conditions. More than 80% of our stores were open by the end of April, and by the end of June 2020 more than 95% of the stores were open and continued to be open until the end of September 2020. As of the end of January 2021, approximately 90% of our stores were open.
•Latin America: Beginning in mid-March, we closed all of our stores in the Latin America operating segment, which remained closed in April and through the end of May. We began a progressive re-opening of stores in June, and more than 25% of our stores were open by the end of June, and by the end of September 2020 approximately 85% of our stores remained open. However, in the fourth quarter, we had to close certain stores based on regional conditions, and approximately 55% of our stores were open as of the end of January 2021.
The discussion above reflects the status of our owned and operated stores through the end of January 2021, however, depending on the progression of COVID-19, stores in certain regions may close from time to time.
Additionally, throughout this time, many of our wholesale customers also closed their stores or operated them at limited capacity. As this pandemic progressed, we estimated that, in mid-May, approximately 80% of locations where our products are sold were closed. By the end of May and throughout June, our owned and partner doors and those of our wholesale customers began reopening, though they continued to operate at limited capacity and experienced significantly decreased traffic. By the end of June, we estimated that over 90% of our owned and partner doors had reopened, and most of our wholesale customers had also reopened their stores. However, in the fourth quarter our owned and partners doors began to close from time to time based on regional conditions. While store closures significantly impacted sales throughout Fiscal 2020, since the beginning of the second quarter, we experienced significant growth in our global e-commerce business. Although e-commerce sales represented a higher portion of our overall business in Fiscal 2020, sales in this channel have historically represented a small percentage of our total revenue. For example, in Fiscal 2020 sales through our direct-to-consumer channel represented 41% of net revenues, with our e-commerce business representing approximately 47% of the total direct-to-consumer business.
Our business operations and financial performance in Fiscal 2020 were materially impacted by the developments discussed above, including decreases in net revenue and decreases in overall profitability as compared to the prior year. These developments further required us to recognize certain long-lived asset and goodwill impairment charges, discussed in further detail below, and record valuation allowances on the majority of our deferred tax assets and recognize impairment on certain equity method investments.
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
As we navigated these unprecedented circumstances, we continued to focus on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs, including amending our credit agreement to provide temporary relief from or revisions to certain of our financial covenants in the near-term, providing us with improved access to liquidity during this time period and completing a sale of $500 million of Convertible Senior Notes. Additional actions include, among others, reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our vendors, including revised lease terms with landlords in the form of rent deferrals or rent waivers, reductions in compensation costs, including through temporary reductions in pay, layoffs and decreases in incentive compensation, and limiting certain marketing and capital expenditures. Further, in connection with global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we recognized certain incentives totaling $9.0 million for Fiscal 2020. These incentives were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the Consolidated Statements of Operations.
We do expect the pandemic to continue to have a material impact on our financial condition, results of operations and cash flows from operations into 2021 as compared to the end of 2020. Specifically, we experienced timing impacts from COVID-19, related to customer order flow and changes in supply chain timing, which resulted in more planned spring product deliveries shifting from the fourth quarter of 2020 to early 2021. Further, we could experience material impacts, in addition to those noted above, including, but not limited to, increased sales-related reserves, increased charges from allowance for doubtful accounts, charges from adjustments of the carrying amount of inventory, increased cost of product, costs to alter production plans, changes in the designation of our hedging instruments, volatility in our effective tax rate and impacts to cash flows from operations due to delays in cash receipts from customers. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments outside of our control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread and the pace of vaccination efforts. Given that the current circumstances are dynamic and highly uncertain, we cannot reasonably estimate the impact of future store closures and shopping behaviors, including the related impact on store traffic patterns, conversion or overall consumer demand. For a more complete discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Item 1A.
Segment Presentation and Marketing
Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and impairment related charges; and certain foreign currency hedge gains and losses.

2020 Restructuring
On March 31, 2020, our Board of Directors approved a restructuring plan ("2020 restructuring plan") designed to rebalance our cost base to further improve profitability and cash flow generation. We identified further opportunities and on September 2, 2020, our Board of Directors approved a $75 million increase to the restructuring plan, resulting in an updated 2020 restructuring plan of approximately $550 million to $600 million of total estimated pre-tax restructuring and related charges.
The restructuring and related charges primarily consist of up to approximately:
•$219 million of cash restructuring charges, comprised of up to: $61 million in facility and lease termination costs, $30 million in employee severance and benefit costs, and $128 million in contract termination and other restructuring costs; and
•$381 million of non-cash charges comprised of an impairment of $291 million related to our New York City flagship store and $90 million of intangibles and other asset related impairments.
We recorded $472.7 million and $183.1 million of restructuring and related impairment charges for Fiscal 2020 and Fiscal 2018, respectively. There were no restructuring charges incurred during Fiscal 2019. The summary of the costs recorded during Fiscal 2020 as well as our current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan is as follows:

	Restructuring and related impairment charges recorded	Estimated restructuring and related Impairment charges (1)
(In thousands)	Year ended December 31, 2020 (A)	Remaining to be incurred (B)	Total (A+B)
Costs recorded in cost of goods sold:
Contract-based royalties	$11,608	—	11,608
Inventory write-offs	768	3,400	4,168
Total costs recorded in cost of goods sold	12,376	3,400	15,776

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	29,280	8,098	37,378
Intangible asset impairment	4,351	—	4,351
Right-of-use asset impairment	293,495	—	293,495
Employee related costs	28,579	1,421	30,000
Contract exit costs (2)	79,008	89,992	169,000
Other asset write off	13,074	15,926	29,000
Other restructuring costs	12,564	8,436	21,000
Total costs recorded in restructuring and related impairment charges	460,351	123,873	584,224
Total restructuring and impairment charges	$472,727	$127,273	$600,000

(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be recorded by us in connection with the restructuring plan.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.
All restructuring and related impairment charges are included in our Corporate Other non-operating segment, of which $397.6 million are North America related, $14.4 million are EMEA related, $14.9 million are Latin America related, $6.8 million are Asia-Pacific related and $4.6 million are Connected Fitness related for Fiscal 2020.
The lease term for our New York City flagship store commenced on March 1, 2020 and an operating lease right-of-use ("ROU") asset and corresponding operating lease liability of $344.8 million was recorded on our Consolidated Balance Sheet. In March 2020, as a part of the 2020 restructuring plan, we made the strategic decision to forgo the opening of our New York City flagship store and the property is actively being marketed for sublease. Accordingly, in the first quarter of 2020, we recognized a ROU asset impairment of $290.8 million, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-

approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the Consolidated Statements of Operations.
These charges require us to make certain judgements and estimates regarding the amount and timing of restructuring and related impairment charges or recoveries. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate as new or updated information becomes available.
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis. We performed undiscounted cash flow analyses on our long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, we determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. We estimated the fair values of these long-lived assets based on their market rent assessments or discounted cash flows. We compared these estimated fair values to the net carrying values and recognized $89.7 million of long-lived asset impairment charges for Fiscal 2020. There were no long-lived asset impairment charges for Fiscal 2019 and Fiscal 2018. The long-lived impairment charge was recorded within restructuring and impairment charges on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges are included within the Company's operating segments as follows: $47.6 million recorded in North America, $23.0 million recorded in Asia-Pacific, $13.3 million recorded in Latin America, and $5.8 million recorded in EMEA for Fiscal 2020.
The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: management's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent.
Additionally, we recognized $290.8 million of long-lived asset impairment charges related to our New York City flagship store, which was recorded in connection with our 2020 restructuring plan for Fiscal 2020. Refer to the 2020 Restructuring section above for a further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. In the first quarter of Fiscal 2020, we performed discounted cash flow analyses and determined that the estimated fair values of the Latin America reporting unit and the Canada reporting unit within the North America operating segment no longer exceeded its carrying value and resulted in an impairment of goodwill. We recognized goodwill impairment charges of $51.6 million for Fiscal 2020 for these reporting units. The goodwill impairment charge was recorded within restructuring and impairment charges on the Consolidated Statements of Operations and as a reduction to the goodwill balance on the Consolidated Balance Sheets. There were no triggering events or goodwill impairment charges recorded during the remainder of Fiscal 2020. The goodwill impairment charges are included with our operating segments as follows: $15.4 million recorded in North America and $36.2 million recorded in Latin America for Fiscal 2020.
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
Acquisitions and Dispositions
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
On October 28, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell our MyFitnessPal platform, and on December 18, 2020, the sale was completed. Pursuant to the Purchase Agreement, the aggregate sale price for the transaction was $345 million, of which $215 million was payable upon closing. We received $198.7 million at closing after giving effect to $16 million of purchase price and other adjustments. The sale includes up to $130 million in earn-out payments, which are based on the achievement of certain revenue targets over a three-year period. The potential earn-out payments include up to $35 million payable in calendar year 2022, $45 million payable in calendar year 2023 and $50 million payable in calendar year 2024. We recognized a gain of approximately $179.3 million, which is included in Other income (expenses), net in our Consolidated Statements of Operations.
During the fourth quarter of Fiscal 2020, we determined to change to a distributor model in Chile and have executed an asset sale agreement. We expect to close this sale in early Fiscal 2021.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These outbound handling costs were $80.5 million, $81 million and $91.8 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
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

Results of Operations
The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net revenues	$4,474,667	$5,267,132	$5,193,185
Cost of goods sold	2,314,572	2,796,599	2,852,714
Gross profit	2,160,095	2,470,533	2,340,471
Selling, general and administrative expenses	2,171,934	2,233,763	2,182,339
Restructuring and impairment charges	601,599	—	183,149
Income (loss) from operations	(613,438)	236,770	(25,017)
Interest expense, net	(47,259)	(21,240)	(33,568)
Other income (expense), net	168,153	(5,688)	(9,203)
Income (loss) before income taxes	(492,544)	209,842	(67,788)
Income tax expense (benefit)	49,387	70,024	(20,552)
Income (loss) from equity method investment	(7,246)	(47,679)	934
Net income (loss)	$(549,177)	$92,139	$(46,302)

	Year Ended December 31,
(As a percentage of net revenues)	2020	2019	2018
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	51.7	53.1	54.9
Gross profit	48.3	46.9	45.1
Selling, general and administrative expenses	48.5	42.4	42.0
Restructuring and impairment charges	13.4	—	3.5
Income (loss) from operations	(13.7)	4.5	(0.4)
Interest expense, net	(1.1)	(0.4)	(0.7)
Other income (expense), net	3.8	(0.1)	(0.2)
Income (loss) before income taxes	(11.0)	4.0	(1.3)
Income tax expense (benefit)	1.1	1.3	(0.4)
Income (loss) from equity method investment	(0.2)	(0.9)	—
Net income (loss)	(12.3)%	1.7%	(0.9)%

Consolidated Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net revenues decreased $792.5 million, or 15%, to $4,474.7 million in Fiscal 2020 from $5,267.1 million in Fiscal 2019. Net revenues by product category are summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	$ Change	% Change	2018	$ Change	% Change
Apparel	$2,882,562	$3,470,285	$(587,723)	(16.9)%	$3,464,120	$6,165	0.2%
Footwear	934,333	1,086,551	(152,218)	(14.0)	1,063,175	23,376	2.2
Accessories	414,082	416,354	(2,272)	(0.5)	422,496	(6,142)	(1.5)
Net Sales	4,230,977	4,973,190	(742,213)	(14.9)	4,949,791	23,399	0.5
License revenues	105,779	138,775	(32,996)	(23.8)	124,785	13,990	11.2
Connected Fitness	135,813	136,378	(565)	(0.4)	120,357	16,021	13.3
Corporate Other (1)	2,098	18,789	(16,691)	(88.8)	(1,748)	20,537	1,174.9
Total net revenues	$4,474,667	$5,267,132	$(792,465)	(15.0)%	$5,193,185	$73,947	1.4%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in net sales was primarily driven by a unit sales decline in apparel, footwear and accessories across all categories due to decreased demand, primarily related to impacts of COVID-19 including cancellations of orders by wholesale customers, closures of brand and factory house stores and lower traffic upon store re-openings, and a unit sales decrease of off-price sales within our wholesale channel. The decrease was partially offset by growth in the e-commerce business and sale of specialty products, such as sports masks, within our accessories category.
License revenues decreased $33 million, or 23.8%, to $105.8 million in Fiscal 2020 from $138.8 million in Fiscal 2019 driven primarily by lower contractual royalty minimums, decreased revenue from our licensing partners in North America due to softer demand as a result of impacts of COVID-19. Further, Fiscal 2019 included one-time settlements with two of our North American partners.
Connected Fitness revenue decreased $0.6 million, or 0.4%, to $135.8 million in Fiscal 2020 from $136.4 million in Fiscal 2019 primarily driven by a decrease in advertising revenue and one-time development fee from a partner in Fiscal 2019. Additionally, the decrease in revenue is due to the sale of the MyFitnessPal platform during the fourth quarter of Fiscal 2020.
Gross profit decreased $310.4 million to $2,160.1 million in Fiscal 2020 from $2,470.5 million in Fiscal 2019. Gross profit as a percentage of net revenues, or gross margin, increased 140 basis points to 48.3% in Fiscal 2020 compared to 46.9% in Fiscal 2019. This increase in gross margin percentage was primarily driven by the following:
•an approximate 220 basis point increase driven by channel mix, primarily due to a lower percentage of off-price sales within our wholesale channel which carry a lower gross margin, and a higher percentage of direct-to-consumer sales, led by e-commerce; and
•an approximate 70 basis point increase driven by supply chain initiatives primarily related to product cost improvements.
The increase was partially offset by an approximate 130 basis point decrease driven by COVID-19 related pricing and discounting impacts primarily within the direct-to-consumer business, as well as 30 basis points due to restructuring related expenses.
Selling, general and administrative expenses decreased $61.8 million to $2,171.9 million in Fiscal 2020 from $2,233.8 million in Fiscal 2019. As a percentage of net revenues, selling, general and administrative expenses increased to 48.5% in Fiscal 2020 from 42.4% in Fiscal 2019. Selling, general and administrative expense was impacted by the following:
•Marketing costs decreased $28.5 million to $550.4 million in Fiscal 2020 from $578.9 million in Fiscal 2019. This decrease was primarily driven by reduced rights fees for sports marketing assets and reductions in marketing within our wholesale channel. These decreases were primarily due to impacts of COVID-19, including event cancellations and store closures. These decreases were partially offset by increased brand marketing and direct-to-consumer marketing investments. As a percentage of net revenues, marketing costs increased to 12.3% in Fiscal 2020 from 11.0% in Fiscal 2019.
•Other costs decreased $33.3 million to $1,621.6 million in Fiscal 2020 from $1,654.9 million in Fiscal 2019. This decrease was driven primarily by lower incentive compensation, decreased travel and entertainment, and lower depreciation mostly due to reductions in capital expenditures. The decreases in incentive compensation and travel and entertainment were primarily due to impacts of COVID-19. These decreases were partially offset by higher legal expense, increased third party distribution costs to support e-commerce revenues, and an increase in allowance for doubtful account reserves due to negative developments regarding certain customer balances that represent a higher risk of credit default. As a percentage of net revenues, other costs increased to 36.2% in Fiscal 2020 from 31.4% in Fiscal 2019.
Restructuring and impairment charges were $602 million comprised of $461 million of restructuring and related impairment charges and $141 million of long-lived asset impairment charges for Fiscal 2020. There were no restructuring and impairment charges for Fiscal 2019.
Income (loss) from operations decreased $850.2 million, or 359.1%, to a loss of $613.4 million in Fiscal 2020 from income of $236.8 million in Fiscal 2019, primarily driven by the restructuring and impairment charges and the decrease in net revenues discussed above.
Interest expense, net increased $26 million to $47.3 million in Fiscal 2020 from $21.2 million in Fiscal 2019. This increase was primarily due to the amortization of the debt discount and interest expense associated with our Convertible Senior Notes and higher interest expense related to borrowing on our revolving credit facility.
Other income (expense), net increased $173.8 million to an income of $168.2 million in Fiscal 2020 from an expense of $5.7 million in Fiscal 2019. This increase was primarily due to the gain on sale of MyFitnessPal platform of $179.3 million and foreign exchange gains, including a gain associated with the de-designation of certain derivative instruments as a result of the impacts of COVID-19. The increase was partially offset by the rent expense incurred in connection with our New York City flagship store.
Income tax expense (benefit) decreased $20.6 million to $49.4 million in Fiscal 2020 from $70.0 million in Fiscal 2019. We recorded 2020 income tax expense on pretax losses, including the impact of recording valuation allowances for previously recognized deferred tax assets in the United States ("U.S.") and China, and current year U.S. pre-tax losses not able to be carried back, compared to 2019 income tax expense recorded on pre-tax income.
Loss from equity method investment was $7.2 million in Fiscal 2020 and $47.7 million in Fiscal 2019. This relates to the impairment of our equity method investment in our Japanese licensee in Fiscal 2019.

Segment Results of Operations
Our operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America. Connected Fitness is also an operating segment.
We exclude certain corporate costs from our segment profitability measures. We report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments performance. Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global information technology, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses. Effective January 1, 2021, following the sale of MyFitnessPal and the winding down of the Endomondo platform, revenues for the remaining MapMyFitness business will be included in Corporate Other. Refer to Note 19 to the Consolidated Financial Statements for net revenues by segment.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net revenues by segment are summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	$ Change	% Change
North America	$2,944,978	$3,658,353	$(713,375)	(19.5)%
EMEA	598,296	621,137	(22,841)	(3.7)
Asia-Pacific	628,657	636,343	(7,686)	(1.2)
Latin America	164,825	196,132	(31,307)	(16.0)
Connected Fitness	135,813	136,378	(565)	(.4)
Corporate Other (1)	2,098	18,789	(16,691)	(88.8)
Total net revenues	$4,474,667	$5,267,132	$(792,465)	(15.0)%
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within our geographic operating segments, but managed through our central foreign exchange risk management program.
The decrease in total net revenues was driven by the following:
•Net revenues in our North America operating segment decreased $713.4 million to $2,945.0 million in Fiscal 2020 from $3,658.4 million in Fiscal 2019. This decrease was primarily due to a decrease of unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by our wholesale customers due to COVID-19, and decreased unit sales to off-price customers. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores and lower traffic upon store re-openings, partially offset by increased unit sales through our e-commerce channel.
•Net revenues in our EMEA operating segment decreased $22.8 million to $598.3 million in Fiscal 2020 from $621.1 million in Fiscal 2019 primarily due to cancellations of orders by wholesale customers due to closures of stores, as well as orders that shifted out of the fourth quarter into the first quarter of 2021 due to timing impacts from COVID-19 related to customer order flow, and changes in supply chain timing. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores and lower traffic upon store re-openings, partially offset by increased unit sales through our e-commerce channel.
•Net revenues in our Asia-Pacific operating segment decreased $7.7 million to $628.7 million in Fiscal 2020 from $636.3 million in Fiscal 2019 primarily due to cancellations of orders by wholesale customers due to closures of stores, impact of additional returns reserves and markdowns within our wholesale channel due to COVID-19, as well as orders that shifted out of the fourth quarter into the first quarter of 2021 due to timing impacts from COVID-19 related to customer order flow, and changes in supply chain timing. This decrease was partially offset by increased unit sales within our direct-to-consumer channel, led by our e-commerce channel.
•Net revenues in our Latin America operating segment decreased $31.3 million to $164.8 million in Fiscal 2020 from $196.1 million in Fiscal 2019. This decrease was primarily due to decreased unit sales within our wholesale and direct-to-consumer channels. Decreases in our wholesale channel were impacted by cancellations of orders by wholesale customers due to closures of stores as a result of COVID-19. Decreases in our direct-to-consumer channel were impacted by closures of our brand and factory house stores as a result of COVID-19, partially offset by increased unit sales through our e-commerce channel.
•Net revenues in our Connected Fitness operating segment decreased $0.6 million to $135.8 million in Fiscal 2020 from $136.4 million in Fiscal 2019 primarily driven by a decrease in advertising revenue and one-time development fee from a partner in Fiscal 2019. Additionally, the decrease in revenue is due to the sale of the MyFitnessPal platform during the fourth quarter of Fiscal 2020.
Operating income (loss) by segment is summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	$ Change	% Change
North America	$474,584	$733,442	$(258,858)	(35.3)%
EMEA	60,592	53,739	6,853	12.8
Asia-Pacific	2	97,641	(97,639)	(100.0)
Latin America	(42,790)	(3,160)	(39,630)	(1254.1)
Connected Fitness	17,063	17,140	(77)	(.4)
Corporate Other	(1,122,889)	(662,032)	(460,857)	(69.6)
Total operating income (loss)	$(613,438)	$236,770	$(850,208)	(359.1)%
The decrease in total operating income was driven by the following:
Operating segments
•Operating income in our North America operating segment decreased $258.9 million to $474.6 million in Fiscal 2020 from $733.4 million in Fiscal 2019, primarily driven by decreases in net revenues discussed above, an increase in allowance for doubtful account reserves and higher selling costs in connection with increased e-commerce sales, partially offset by gross margin benefits due to channel mix, lower incentive compensation, decreased wages due to store closures and decreased marketing related activities.
•Operating income in our EMEA operating segment increased $6.9 million to $60.6 million in Fiscal 2020 from $53.7 million in Fiscal 2019, primarily driven by gross margin benefits due to channel mix with higher unit sales through our e-commerce, as well as lower off-price sales, partially offset by higher selling, general and administrative expenses. The selling, general and marketing expense increased primarily due to increased distribution and selling costs related to increased e-commerce sales, as well as right of use asset impairment charges. These increases within selling, general and administrative expenses were partially offset by reduced marketing spend and event sponsorship costs as a result of COVID-19.
•Operating income in our Asia-Pacific operating segment decreased $97.6 million to $2 thousand in Fiscal 2020 from $97.6 million in Fiscal 2019, primarily driven by a decline in revenue discussed above, as well as higher returns and promotional activity that negatively impacted gross margins. Additionally, selling, general and administrative expenses increased due to right of use asset impairments charges, higher compensation in part due to the Triple acquisition in March of 2020, as well as the Hong Kong office build-out and increase distribution and selling costs.
•Operating loss in our Latin America operating segment increased $39.6 million to $42.8 million in Fiscal 2020 from $3.2 million in Fiscal 2019, primarily driven by decreases in net revenues discussed above, partially offset by gross margin benefits due to channel mix and decreased marketing related activities.
•Operating income in our Connected Fitness segment was flat in Fiscal 2020 compared to Fiscal 2019.

Non-operating segment
•Operating loss in our Corporate Other non-operating segment increased $460.9 million to $1,122.9 million in Fiscal 2020 from $662.0 million in Fiscal 2019, primarily driven by $472.7 million of restructuring and impairment charges related to the 2020 restructuring plan, partially offset by lower incentive compensation.
Financial Position, Capital Resources and Liquidity
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the calendar year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, leasehold improvements to our brand and factory house stores, and investment and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our factory house stores and other liquidation channels. In response to the COVID-19 pandemic, however, in Fiscal 2020 we reduced our inventory purchases and capital expenditures as we managed our liquidity and working capital through this period.
We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. During the six months ended June 30, 2020, our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic. As of the start of the second quarter, we had borrowed $700 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve liquidity given the uncertainty in global markets resulting from the COVID-19 outbreak. In May 2020, we issued $500 million of convertible senior notes through a securities offering and utilized approximately $440 million of the net proceeds from the offering to repay amounts outstanding under our revolving credit facility. During the third quarter of Fiscal 2020, we repaid the remaining balance outstanding under our revolving credit facility and no amounts remained outstanding as of December 31, 2020. In Fiscal 2021, we will continue to monitor and assess impacts of the COVID-19 pandemic on our business.
Beginning with the third quarter of Fiscal 2020, we are required to maintain a specified amount of "minimum liquidity" under the terms of our revolving credit facility. Our credit agreement limits our ability to incur additional indebtedness. We currently expect to be able to comply with these requirements without pursuing additional sources of financing to support our liquidity over the next twelve months. However, if the COVID-19 pandemic persists or there are unexpected impacts to our business during this period and we need to raise or conserve additional cash to fund our operations or satisfy this requirement, we may consider additional alternatives similar to what we did in Fiscal 2020, including further reducing our expenditures, including reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession or a slow recovery could adversely affect our business and liquidity.
Refer to our “Risk Factors - Financial Risks” section included in Part I, Item 1A of this Annual Report on Form 10-K for a further discussion of risks related to our indebtedness.
As discussed in the "Overview", as we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. These actions include those noted above. In addition, from time to time we may take action to manage liquidity as of the end of a quarterly period, including our level of indebtedness or cash on hand. For example, in Fiscal 2020 some of our customers delayed payments in connection with COVID-19 as they managed their own cash balances, and we also delayed payments as well. Furthermore, our revolving credit agreement includes leverage and minimum liquidity covenants that apply from time to time. We may repay indebtedness as of the end of a fiscal quarter and reborrow amounts immediately after or take other action to manage liquidity in connection with these requirements.
As of December 31, 2020, $383.1 million, or approximately 25.2%, of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States.
The Company will continue to permanently reinvest these earnings, as well as future earnings from our foreign subsidiaries, to fund international growth and operations. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$212,864	$509,031	$628,230
Investing activities	66,345	(147,113)	(202,904)
Financing activities	436,853	(137,070)	(189,868)
Effect of exchange rate changes on cash and cash equivalents	16,445	5,100	12,467
Net increase in cash and cash equivalents	$732,507	$229,948	$247,925
Operating Activities
Operating activities consist primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items include depreciation and amortization, unrealized foreign currency exchange rate gains and losses, gain on sale of MyFitnessPal platform in Fiscal 2020, losses on disposals of property and equipment, stock-based compensation, deferred income taxes and changes in reserves and allowances. In addition, operating cash flows include the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable and receivable, prepaid expenses and other assets, accounts payable and accrued expenses.
Cash flows provided by operating activities decreased $296.2 million to $212.9 million in Fiscal 2020 from $509 million in Fiscal 2019. The decrease was due to net loss in Fiscal 2020 of $549.2 million compared to net income of $92.1 million in Fiscal 2019. This decrease was offset by increased net cash inflows from operating assets and liabilities of $75.9 million. The increase in cash inflows related to changes in operating assets and liabilities period over period was primarily driven by the following:
•an increase in accounts payable and accrued expenses of $237.4 million in Fiscal 2020 as compared to Fiscal 2019;
•an increase in cash provided by accounts receivable of $213.1 million in Fiscal 2020 as compared to Fiscal 2019;
•an increase in customer refund liabilities and Income taxes payable and receivable of $45.1 million which was offset by a decrease of $5.7 million in prepaid expenses and other assets in Fiscal 2020 as compared to Fiscal 2019; and
•a decrease in other non-current assets of $279.7 million in Fiscal 2020 as compared to Fiscal 2019.
Investing Activities
Cash provided by investing activities increased $213.5 million to $66.3 million in Fiscal 2020 from cash used in investing activities of $147.1 million in Fiscal 2019 primarily due to proceeds from the sale of MyFitnessPal of $198.9 million in the fourth quarter of Fiscal 2020.

Total capital expenditures in Fiscal 2020 decreased by $53.5 million to $92.3 million compared to $145.8 million in Fiscal 2019.
Financing Activities
Cash provided by financing activities increased $573.9 million to $436.9 million in Fiscal 2020 from cash used in financing activities of $137.1 million in Fiscal 2019. This increase was primarily due to the issuance of $500 million of 1.50% convertible senior notes in Fiscal 2020.
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances. In May 2020, we entered into an amendment to the credit agreement (the “amendment” and, the credit agreement as amended, the “amended credit agreement” or the “revolving credit facility”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. From time to time throughout Fiscal 2020, we borrowed funds under this facility as a precautionary measure in order to increase our cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 pandemic. As of the end of Fiscal 2020 and Fiscal 2019, there were no amounts outstanding under the revolving credit facility.
Except during the covenant suspension period (as defined below), at our request and the lender's consent, commitments under the amended credit agreement may be increased by up to $300 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. There were $4.3 million of letters of credit outstanding as of the end of Fiscal 2020 (Fiscal 2019: $5.0 million).
Our obligations under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of the Company, subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary guarantors, excluding real property, capital stock in and debt of our subsidiaries holding certain real property and other customary exceptions.
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things, incur additional secured and unsecured indebtedness, pledge our assets as security, make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries), undergo fundamental changes, sell our assets outside the ordinary course of business, enter into transactions with affiliates and make restricted payments (including a temporary suspension of certain voluntary restricted payments during the covenant suspension period (as defined below)).
We are also required to comply with specific consolidated leverage and interest coverage ratios during specified periods. Prior to the amendment, we were required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the “interest coverage covenant”), and we were not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the “leverage covenant”), as described in more detail in the credit agreement. The amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio) and the interest coverage covenant beginning with the quarter ended June 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the “covenant suspension period”) as summarized below and described in more detail in the amended credit agreement:
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
As of December 31, 2020, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
During the covenant suspension period, the applicable margin for loans is 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 2.3% and 3.6% during Fiscal 2020 and Fiscal 2019, respectively. During the covenant suspension period, the commitment fee rate is 0.40% per annum. Otherwise, we pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of the end of Fiscal 2020, the commitment fee was 15 basis points. We incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.
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
In connection with the issuance of the Convertible Senior Notes, we recorded an $11 million net deferred tax liability and a corresponding reduction in valuation allowance. As a result, there was no net impact to our deferred income taxes or additional paid in capital on the Consolidated Financial Statements.
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
3.250% Senior Notes
In June 2016, we issued $600 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Senior Notes”). The proceeds were used to pay down amounts outstanding under the revolving credit facility. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Senior Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or a "make-whole" amount applicable to such Senior Notes as described in the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
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

Other Long Term Debt
In December 2012, we entered into a $50 million recourse loan collateralized by the land, buildings and tenant improvements comprising our corporate headquarters. In July 2018, this loan was repaid in full, without penalties, using borrowings under our revolving credit facility.
Interest expense, net was $47.3 million, $21.2 million, and $33.6 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $3.8 million, $2.4 million, and $1.5 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

Contractual Commitments and Contingencies
We lease warehouse space, office facilities, space for our brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for brand and factory house stores that we did not yet occupy as of the end of Fiscal 2020. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of the end of Fiscal 2020 as well as significant agreements entered into during the period after Fiscal 2020 through the date of this report are summarized in the following table:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual obligations
Long term debt obligations (1)	$1,226,750	$19,500	$39,000	$539,000	$629,250
Operating lease obligations (2)	1,200,324	202,220	308,485	222,258	467,361
Product purchase obligations (3)	1,136,896	1,136,896	—	—	—
Sponsorships and other (4)	361,619	106,727	154,544	87,895	12,453
Total	$3,925,589	$1,465,343	$502,029	$849,153	$1,109,064

(1)      Includes estimated interest payments based on applicable fixed interest rates as of the end of Fiscal 2020, timing of scheduled payments, and the term of the debt obligations.
(2)      Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our brand and factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $9.3 million for Fiscal 2020.
(3)      We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of the end of Fiscal 2020.
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
The future cash installment payments for the one-time transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries enacted as part of the Tax Act in 2017, will be fully offset by our net operating loss carryback receivable under the CARES Act and therefore are no longer reflected as a long-term liability as of the balance sheet date.
The table above excludes a liability of $33.5 million for uncertain tax positions, including the related interest and penalties, recorded in accord with applicable accounting guidance, as we are unable to reasonable estimate the timing of settlement. Refer to Note 13 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.

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
Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. We consider an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
There were no significant changes to our critical accounting policies during Fiscal 2020. The following description of our critical accounting policies largely summarize generally accepted accounting principles in the United States and are meant to provide clarity regarding our existing application of these policies.
Change in Year End
We operate and report with a fiscal year end of December 31. During the first quarter of 2021, we announced a change in our fiscal year end to March 31 from December 31, effective for the fiscal year beginning after April 1, 2022. Accordingly, we will report a transition quarter that runs from January 1, 2022 through March 31, 2022. Our next fiscal year will run from April 1, 2022 through March 31, 2023.
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
Revenue transactions associated with the sale of apparel, footwear, and accessories, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. We satisfy the performance obligation and record revenues when transfer of control has passed to the customer, based on the terms of sale. In our wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. We may also ship product directly from our supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In our direct to consumer channel, transfer of control takes place at the point of sale for brand and factory house customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. Payment is generally due at the time of sale for direct-to-consumer transactions.

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
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. We base these estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the consolidated balance sheet. As of the end of Fiscal 2020 and Fiscal 2019, there were $203.4 million and $219.4 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $57.9 million and $61.1 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the consolidated balance sheet. Refer to Note 2 to the Consolidated Financial Statements for a further discussion of revenue recognition.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of the end of Fiscal 2020 and Fiscal 2019, the allowance for doubtful accounts was $20.4 million and $15.1 million, respectively.
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
As a result of the impacts of COVID-19, we determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. During Fiscal 2020, we recognized goodwill impairment charges of $51.6 million for the Latin America reporting unit and the Canada reporting unit, within the North America operating segment. Refer to Note 7 to the Consolidated Financial Statements for a further discussion of goodwill.
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
In connection with the preparation of our financial statements for the Fiscal 2019, we performed a qualitative assessment of potential impairment indicators for our investment in Dome and determined that indicators of impairment exist. While there was no single event or factor, we considered Dome's future rate of growth and profitability and strategic objectives. We performed a valuation of our investment in Dome and determined that the fair value of our investment is less than its carrying value by $39 million. We determined this decline in value to be other-than-temporary considering the extent to which the market value of our investment is less than the carrying value, the amount of Dome's indebtedness maturing within a short-term period, and Dome's long-term financial forecast. As a result, we recorded a $39 million impairment of our equity method investment in Dome in the fourth quarter of Fiscal 2019. The impairment charge was recorded within income (loss) from equity method investment on the Consolidated Statements of Operations and as a reduction to the investment balance within other long term assets on the Consolidated Balance Sheets. We calculate fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that we expect the investment to generate in the future.
For Fiscal 2020, we recorded the allocable share of Dome's net income of $3.5 million (Fiscal 2019: net loss of $8.7 million; Fiscal 2018: net income of $1.0 million) within income (loss) from equity method investment on our Consolidated Statements of Operations, and as an adjustment to the investment balance within other long term assets on our Consolidated Balance Sheets. We performed a qualitative assessment of potential impairment indicators for our investment in Dome and determined that indicators of impairment existed due to impacts from COVID-19. Accordingly, we performed a valuation of our investment in Dome and determined that the fair value of our investment was less than its carrying value by $8.6 million. We determined this decline in value to be other-than-temporary considering Dome's near and long-term financial forecast. Accordingly, our results for Fiscal 2020 include the impact of recording a $8.6 million impairment of our equity method investment in Dome, which reduced the carrying value to zero. The impairment charge was recorded within income (loss) from equity method investment on the Consolidated Statements of Operations and as a reduction to the investment balance within other long term assets on the Consolidated Balance Sheets. We calculated fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that it expects the investment to generate in the future. As of the end of Fiscal 2020 and Fiscal 2019, the carrying value of our total investment in Dome was $0 million and $5.1 million, respectively.
In addition to the investment in Dome, we have a license agreement with Dome. We recorded license revenues from Dome of $40.1 million and $37.8 million for Fiscal 2020 and 2019, respectively. As of the end of Fiscal 2020, we have $22.9 million (Fiscal 2019: $15.6 million) in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within our Consolidated Balance Sheets. To the extent Dome continues to experience challenges in the performance of their business, we may not continue to realize the licensing revenues received from them in line with their past results. Furthermore, based on Dome’s financial performance, our ability to recover our investment in the long-term may be limited.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. The Company has made the policy election to record any liability associated with Global Intangible Low Taxed Income (“GILTI”) in the period in which it is incurred.
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
A significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets as of the end of Fiscal 2020, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•No history of U.S. federal and state tax attributes expiring unused.
•Restructuring plans undertaken in 2017, 2018, and 2020, which aim to improve future profitability.
•Existing sources of taxable income.
•Available prudent and feasible tax planning strategies.
Negative
•Restructuring plan undertaken in Fiscal 2020 resulting in significant charges in pre-tax income, reducing profitability in the United States.
•The negative economic impact and uncertainty resulting from the COVID-19 pandemic.
•Cumulative pre-tax losses in recent years in the United States.
•Inherent challenges in forecasting future pre-tax earnings which rely, in part, on improved profitability from our restructuring efforts.

As of the end of Fiscal 2020, we believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of our U.S. deferred tax assets and have recorded a valuation allowance against the U.S. deferred tax assets. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.

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
Stock-Based Compensation
We account for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. As of the end of Fiscal 2020, we had $67.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.39 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options granted in Fiscal 2019 for which the performance targets were not deemed probable as of the end of Fiscal 2020. All such performance awards for Fiscal 2019 were forfeited due to the performance targets not being achieved. We did not grant any performance awards in Fiscal 2020.
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets is deemed probable, which requires management judgment. Refer to Note 2 and Note 15 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of the end of Fiscal 2020, we had hedge instruments, primarily for British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, Euro/U.S. Dollar, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and Australian Dollar/U.S. Dollar currency pairs. All derivatives are recognized on the consolidated balance sheets at fair value and classified based on the instruments maturity dates. The table below provides information about our foreign currency forward exchange agreements and presents the notional amounts and weighted average exchange rates by contractual maturity dates:

								Fair Value as of Year Ended
(In thousands)		2021	2022	2023	2024	2025 and Thereafter	Total	December 31, 2020	December 31, 2019
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$97,333	$63,142	$—	$—	$—	$160,475	$(5,565)	$182
	Weighted Average Exchange Rate	1.19	1.21				1.19
GBP	Notional	179,180	88,912	—	—	—	268,092	(6,634)	(3,504)
	Weighted Average Exchange Rate	1.33	1.34				1.34
JPY	Notional	5,448	—	—	—	—	5,448	(126)	198
	Weighted Average Exchange Rate	105.27	—				105.27
CNY Functional Currency
USD	Notional	138,350	70,400	—	—	—	208,750	(5,414)	531
	Weighted Average Exchange Rate	6.80	6.80				6.81
CAD Functional Currency
USD	Notional	86,500	45,600	—	—	—	132,100	(3,824)	(2,421)
	Weighted Average Exchange Rate	1.31	1.31				1.31
MXN Functional Currency
USD	Notional	23,600	14,010	—	—	—	37,610	(739)	(2,137)
	Weighted Average Exchange Rate	20.74	21.35				20.97

We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of the end of Fiscal 2020, the aggregate notional value of our outstanding cash flow hedges was $812.5 million, with contract maturities ranging from one to twenty-four months.
In order to maintain liquidity and fund business operations, we may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of our long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations from time to time. Our interest rate swap contracts are accounted for as cash flow hedges. As of the end of Fiscal 2020, as all of our long-term debt bore fixed rate interest rates, we had no outstanding interest rate swap contracts.
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
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of the end of Fiscal 2020. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts" for a further discussion on our policies.
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
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ PATRIK FRISK	Chief Executive Officer and President
Patrik Frisk

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Under Armour, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Long-Lived Asset Impairment Analyses – Right-of-Use Assets

As described in Notes 3 and 7 of the consolidated financial statements, the Company has long-lived assets which are primarily comprised of property, plant and equipment, net of $658.7 million and operating right-of-use (ROU) assets of $536.7 million as of December 31, 2020. As a result of the impacts of COVID-19, management determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis. Management performed undiscounted cash flow analyses on its long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, management determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Management estimated the fair value of these long-lived assets based on their market rent assessments or discounted cash flows. Management compared these estimated fair values to the net carrying values. Management recognized $89.7 million of long-lived asset impairment charges for 2020. Additionally, in March 2020, as a part of the 2020 restructuring plan, management made the strategic decision to forgo the opening of its New York City flagship store and the property is actively being marketed for sublease. Accordingly, in the first quarter of 2020, management recognized a ROU asset impairment of $290.8 million, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent.

The principal considerations for our determination that performing procedures relating to the long-lived asset impairment analyses for right-of-use assets is a critical audit matter are the significant judgment by management when developing the fair value measurement of the right-of-use assets, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the current market and sublease market rents. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment analyses, including controls over the valuation of the long-lived assets. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the methodology and approach used; testing the completeness and accuracy of the underlying data used in the impairment analyses; and evaluating the reasonableness of the current market and sublease market rent significant assumptions. Evaluating management’s assumptions related to the current market and sublease market rents involved evaluating whether the assumptions used were reasonable and consistent with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methodology and approach and reasonableness of the current market and sublease market rent assumptions.

Reserve for Customer Returns

As described in Note 2 to the consolidated financial statements, the Company recorded $203.4 million as of December 31, 2020 in reserves for returns, allowances, markdowns and discounts within customer refund liabilities. Management bases its estimates of the reserve for customer returns on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company.

The principal considerations for our determination that performing procedures relating to the reserve for customer returns is a critical audit matter are the significant judgment by management in estimating the customer returns reserve, which in turn led to a high degree of auditor judgment, subjectivity, and effort, in performing procedures and evaluating management’s significant assumption related to the amount of outstanding returns that have not yet been received by the Company.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of management’s customer returns reserve, including the assumption related to the outstanding returns that have not yet been received by the Company. These procedures also included, among others, testing management’s process for developing the customer returns reserve; evaluating the appropriateness of the method; testing the completeness, accuracy, and relevance of underlying data used in the estimate; and evaluating the reasonableness of the significant assumption related to the amount of outstanding returns that have not yet been received by the Company. Evaluating management’s assumption related to outstanding returns that have not yet been received by the Company involved evaluating whether the assumption used by management was reasonable considering (i) historical rates of customer returns; (ii) specific identification of outstanding returns; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 24, 2021

We have served as the Company’s auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,517,361	$788,072
Accounts receivable, net	527,340	708,714
Inventories	895,974	892,258
Prepaid expenses and other current assets	282,300	313,165
Total current assets	3,222,975	2,702,209
Property and equipment, net	658,678	792,148
Operating lease right-of-use assets	536,660	591,931
Goodwill	502,214	550,178
Intangible assets, net	13,295	36,345
Deferred income taxes	23,930	82,379
Other long-term assets	72,876	88,341
Total assets	$5,030,628	$4,843,531
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$575,954	$618,194
Accrued expenses	378,859	374,694
Customer refund liabilities	203,399	219,424
Operating lease liabilities	162,561	125,900
Other current liabilities	92,503	83,797
Total current liabilities	1,413,276	1,422,009
Long term debt	1,003,556	592,687
Operating lease liabilities, non-current	839,414	580,635
Other long-term liabilities	98,389	98,113
Total liabilities	3,354,635	2,693,444
Commitments and contingencies (see Note 10)
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2020 and 2019; 188,603,686 shares issued and outstanding as of December 31, 2020 (2019: 188,289,680)	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2020 and 2019.	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2020 and 2019; 231,953,667 shares issued and outstanding as of December 31, 2020 (2019: 229,027,730)	77	76
Additional paid-in capital	1,061,173	973,717
Retained earnings	673,855	1,226,986
Accumulated other comprehensive loss	(59,185)	(50,765)
Total stockholders’ equity	1,675,993	2,150,087
Total liabilities and stockholders’ equity	$5,030,628	$4,843,531

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$4,474,667	$5,267,132	$5,193,185
Cost of goods sold	2,314,572	2,796,599	2,852,714
Gross profit	2,160,095	2,470,533	2,340,471
Selling, general and administrative expenses	2,171,934	2,233,763	2,182,339
Restructuring and impairment charges	601,599	—	183,149
Income (loss) from operations	(613,438)	236,770	(25,017)
Interest expense, net	(47,259)	(21,240)	(33,568)
Other income (expense), net	168,153	(5,688)	(9,203)
Income (loss) before income taxes	(492,544)	209,842	(67,788)
Income tax expense (benefit)	49,387	70,024	(20,552)
Income (loss) from equity method investment	(7,246)	(47,679)	934
Net income (loss)	$(549,177)	$92,139	$(46,302)

Basic net income (loss) per share of Class A, B and C common stock	$(1.21)	$0.20	$(0.10)
Diluted net income (loss) per share of Class A, B and C common stock	$(1.21)	$0.20	$(0.10)

Weighted average common shares outstanding Class A, B and C common stock
Basic	454,089	450,964	445,815
Diluted	454,089	454,274	445,815
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(549,177)	$92,139	$(46,302)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,060)	10,754	(18,535)
Unrealized gain (loss) on cash flow hedge, net of tax benefit (expense) of $1,791, $7,798, and $(7,936) for the years ended December 31, 2020, 2019, and 2018, respectively.	(18,075)	(21,646)	22,800
Gain (loss) on intra-entity foreign currency transactions	14,715	(886)	(5,041)
Total other comprehensive (loss)	(8,420)	(11,778)	(776)
Comprehensive income (loss)	$(557,597)	$80,361	$(47,078)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	185,257	61	34,450	11	222,375	74	872,266	1,184,441	(38,211)	$2,018,642
Exercise of stock options	2,084	1	—	—	2,127	—	6,747	—	—	6,748
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(23)	—	—	—	(140)	—	—	(2,564)	—	(2,564)
Issuance of Class A Common Stock, net of forfeitures	392	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,060	1	(4,168)	—	—	(4,167)
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	3,507	—	3,507
Stock-based compensation expense	—	—	—	—	—	—	41,783	—	—	41,783
Comprehensive income (loss)	—	—	—	—	—	—	—	(46,302)	(776)	(47,078)
Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
Exercise of stock options and warrants	441	—	—	—	293	—	2,101	—	—	2,101
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(227)	—	—	(4,235)	—	(4,235)
Issuance of Class A Common Stock, net of forfeitures	154	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,540	1	5,370	—	—	5,371
Impact of adoption of accounting standard updates	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	49,618	—	—	49,618
Comprehensive loss	—	—	—	—	—	—	—	92,139	(11,778)	80,361
Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
Exercise of stock options	148	—	—	—	136	—	517	—	—	517
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(262)	—	—	(3,954)	—	(3,954)
Issuance of Class A Common Stock, net of forfeitures	166	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,052	1	4,225	—	—	4,226
Stock-based compensation expense	—	—	—	—	—	—	42,070	—	—	42,070
Equity Component value of convertible notes issuance, net	—	—	—	—	—	—	40,644	—	—	40,644
Comprehensive income (loss)	—	—	—	—	—	—	—	(549,177)	(8,420)	(557,597)
Balance as of December 31, 2020	188,603	$62	34,450	$11	231,954	$77	$1,061,173	$673,855	$(59,185)	$1,675,993
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(549,177)	$92,139	$(46,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	164,984	186,425	181,768
Unrealized foreign currency exchange rate gain (loss)	(9,295)	(2,073)	14,023
Impairment charges	470,543	39,000	9,893
Amortization of bond premium	12,070	254	254
Gain on sale of MyFitnessPal platform	(179,318)	—	—
Loss on disposal of property and equipment	3,740	4,640	4,256
Stock-based compensation	42,070	49,618	41,783
Deferred income taxes	43,992	38,132	(38,544)
Changes in reserves and allowances	10,347	(26,096)	(234,998)
Changes in operating assets and liabilities:
Accounts receivable	167,614	(45,450)	186,834
Inventories	15,306	149,519	109,919
Prepaid expenses and other assets	18,603	24,334	(107,855)
Other non-current assets	(259,735)	19,966	—
Accounts payable	(40,673)	59,458	26,413
Accrued expenses and other liabilities	318,532	(18,987)	134,594
Customer refund liability	(19,250)	(80,710)	305,141
Income taxes payable and receivable	2,511	18,862	41,051
Net cash provided by operating activities	212,864	509,031	628,230
Cash flows from investing activities
Sale of MyFitnessPal platform	198,916	—	—
Purchase of businesses	(40,280)	—	—
Purchases of property and equipment	(92,291)	(145,802)	(170,385)
Sale of property and equipment	—	—	11,285
Purchase of equity method investment	—	—	(39,207)
Purchases of other assets	—	(1,311)	(4,597)
Net cash (used in) provided by investing activities	66,345	(147,113)	(202,904)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	1,288,753	25,000	505,000
Payments on long term debt and revolving credit facility	(800,000)	(162,817)	(695,000)
Purchase of capped call	(47,850)	—	—
Employee taxes paid for shares withheld for income taxes	(3,675)	(4,235)	(2,743)
Proceeds from exercise of stock options and other stock issuances	4,744	7,472	2,580
Other financing fees	100	63	306
Payments of debt financing costs	(5,219)	(2,553)	(11)
Net cash (used in) provided by financing activities	436,853	(137,070)	(189,868)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,445	5,100	12,467
Net increase in cash, cash equivalents and restricted cash	732,507	229,948	247,925
Cash, cash equivalents and restricted cash
Beginning of period	796,008	566,060	318,135
End of period	$1,528,515	$796,008	$566,060

Non-cash investing and financing activities
Change in accrual for property and equipment	$(13,875)	$(8,084)	$(14,611)
Other supplemental information
Cash paid (received) for income taxes, net of refunds	24,443	23,352	(16,738)
Cash paid for interest, net of capitalized interest	28,626	18,031	28,586
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Audited Consolidated Financial Statements

1. Description of the Business
Under Armour, Inc. (together with its wholly owned subsidiaries, the "Company") is a developer, marketer and distributor of branded athletic performance apparel, footwear, and accessories. The Company creates products engineered to solve problems and make athletes better, as well as digital health and fitness apps built to connect people and drive performance. The Company's products are made, sold and worn worldwide.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
During the first quarter of 2021, the Company's Board of Directors approved a change in fiscal year end to March 31 from December 31, effective for the fiscal year beginning after April 1, 2022. Accordingly, the Company’s 2021 fiscal year will end on December 31, 2021, followed by a three-month transition period from January 1, 2022 through March 31, 2022. The Company’s 2023 fiscal year will run from April 1, 2022 through March 31, 2023.
On March 2, 2020, the Company acquired, on a cash free, debt free basis, 100% of Triple Pte. Ltd. ("Triple"), a distributor of the Company's products in Southeast Asia. The results of operations of this acquisition have been consolidated with those of the Company beginning on March 2, 2020. Refer to Note 5 for a discussion of the acquisition.
On December 18, 2020, the Company completed the previously announced sale of its MyFitnessPal platform to an entity affiliated with Francisco Partners Management, L.P. and recognized a gain of approximately $179.3 million, which is included within Other income (expenses), net in the Consolidated Statements of Operations. Refer to Note 4 for a discussion of the sale.
During the year ended December 31, 2019 ("Fiscal 2019"), the Company recorded an adjustment related to prior periods to correct unrecorded consulting expenses incurred primarily in connection with the 2018 restructuring plan. Selling, general and administrative expenses for Fiscal 2019 includes $5.5 million of expense that was understated in prior periods. The Company concluded that the error was not material to any prior or interim periods presented.
During the year ended December 31, 2018 ("Fiscal 2018"), the Company identified an immaterial error in the presentation of premium subscriptions in its Connected Fitness reporting segment. Subscription revenue was previously recorded net of any related commission. Beginning in the first quarter of Fiscal 2018, subscription revenue is recorded on a gross basis and the related commission cost is included in selling, general and administrative expense in the Consolidated Statements of Operations. The Company concluded that the error was not material to any of its previously issued financial statements.
COVID-19
In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”. The Company has been focused on protecting the health and safety of its teammates, athletes and consumers, working with its customers and suppliers to minimize potential disruptions and supporting the community to address challenges posed by the global pandemic, while managing the Company's business in response to a changing dynamic. The Company's business operations and financial performance for the year ended December 31, 2020 ("Fiscal 2020") were materially impacted by COVID-19. These impacts are discussed within these notes to the consolidated financial statements, including but not limited to discussions related to long-lived asset and goodwill impairment, leases, long-term debt, and income taxes.
In response to the pandemic, global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, was announced. The Company recognized certain incentives totaling $9 million during Fiscal 2020. The incentives were recorded as a reduction of the associated costs which the Company incurred within selling, general and administrative expenses in the Consolidated Statements of Operations. Further, the

CARES Act includes modification to income tax provisions. Refer to Note 13 for discussion of the impacts of modifications to income tax provisions under the CARES Act.
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

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,517,361	$788,072
Restricted cash	11,154	7,936
Total cash, cash equivalents and restricted cash	$1,528,515	$796,008

Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from its large wholesale customers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. None of the Company's customers accounted for more than 10% of accounts receivable for Fiscal 2020 and Fiscal 2019, respectively. For Fiscal 2020, Fiscal 2019 and Fiscal 2018, no customer accounted for more than 10% of net revenues. Given the current global economic environment and impacts of COVID-19, the Company regularly evaluates the credit risk of its large wholesale customers which make up the majority of the Company's accounts receivable. Refer to "Credit Losses - Allowance for Doubtful Accounts" for a discussion of the evaluation of credit losses.
Sale of Accounts Receivable
The Company has an agreement with a financial institution to sell selected accounts receivable on a recurring, non-recourse basis. Under the agreement, at any time and from time to time the balance of up to $140 million of the Company's accounts receivable may be sold to the financial institution. The Company's ability to utilize this agreement, however, may be limited by the credit ratings of the Company's customers. The Company removes the sold accounts receivable from the Consolidated Balance Sheets at the time of sale. The Company does not retain any interests in the sold accounts receivable. The Company acts as the collection agent for the outstanding accounts receivable on behalf of the financial institution.
For Fiscal 2020 and Fiscal 2019, there were no amounts outstanding in connection with these arrangements. The funding fee charged by the financial institutions is included in the other income (expense), net line item in the Consolidated Statements of Operations.
Credit Losses - Allowance for Doubtful Accounts
Credit losses are the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit losses primarily through customer receivables associated with the sales of product within the Company's wholesale and Connected Fitness channels, which are recorded in accounts receivable, net on the Company's Consolidated Balance Sheet. The Company also has other receivables, including receivables from licensing arrangements, which are recorded in prepaid expenses and other current assets on the Company's Consolidated Balance Sheet.
Credit is extended to customers based on a credit review. The credit review considers each customer’s financial condition, including the customer's established credit rating or the Company's assessment of the customer’s creditworthiness based on their financial statements absent a credit rating, local industry practices, and business strategy. A credit limit and terms are established for each customer based on the outcome of this review. The Company actively monitors ongoing credit exposure through continuous review of customer balances against terms and payments against due dates. To mitigate credit risk, the Company may require customers to provide security in the form of guarantees, letters of credit, or prepayment. The Company is also exposed to credit losses through credit card receivables associated with the sales of products within the Company's direct to consumer channel.

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

(In thousands)	Balance as of December 31, 2019	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of December 31, 2020
Allowance for doubtful accounts - accounts receivable, net	$15,083	$10,456	$(5,188)	$20,350
Allowance for doubtful accounts - prepaid expenses and other current assets (1)	$—	$7,029	$—	$7,029

(1) This balance includes an allowance pertaining to a royalty receivable.
As of the end of Fiscal 2019, the allowance for doubtful accounts was $15.1 million.
For Fiscal 2020, the increase in the reserve is primarily due to the evaluation of certain account balances in connection with negative developments that represent a higher risk of credit default. The allowance for doubtful accounts was established with information available, including reasonable and supportable estimates of future risk to the Company as of the end of Fiscal 2020. There may be further impacts due to COVID-19.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. The Company has made the policy election to record any liability associated with Global Intangible Low Tax Income (“GILTI”) in the period in which it is incurred.
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
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. During Fiscal 2020, the Company recognized goodwill impairment charges of $51.6 million for the Latin America reporting unit and the Canada reporting unit, within the North America operating segment. Further, as a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis. As a result, the Company recognized $89.7 million of long-lived asset impairment charges for Fiscal 2020. Refer to Note 7 to the consolidated financial statements for a further discussion of goodwill.
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
Accrued Expenses
For Fiscal 2020, accrued expenses primarily included $77.9 million (Fiscal 2019: $118.7 million) and $45.9 million (Fiscal 2019: $63.2 million) of accrued compensation and benefits, and marketing expenses, respectively.
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
Revenue transactions associated with the sale of apparel, footwear, and accessories, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In the Company’s wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. The Company may also ship product directly from its supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In the Company’s direct-to-consumer channel, transfer of control takes place at the point of sale for brand and factory house customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. Payment is generally due at the time of sale for direct-to-consumer transactions.
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
Revenue from Connected Fitness subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and are recorded as contract liabilities in the Company's Consolidated Balance Sheet. Related commission cost is included in selling, general and administrative expense in the Consolidated Statements of Operations. Revenue from Connected Fitness digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company reviews and refines these estimates on at least a quarterly basis. For Fiscal 2020 and Fiscal 2019, there were $203.4 million and $219.4 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $57.9 million and $61.1 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the Consolidated Balance Sheet. Refer to Note 19 to the Consolidated Financial Statements for a further discussion of disaggregated revenues.
Contract Liability
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities consist of payments received in advance of revenue recognition for subscriptions for the Company's Connected Fitness applications, gift cards and royalty arrangements. Contract liabilities are included in other liabilities on the Company's Consolidated Balance Sheet. For Fiscal 2020 and Fiscal 2019, contract liability was $26.7 million and $60.4 million, respectively.
For Fiscal 2020, the Company recognized $16.1 million of revenue that was previously included in contract liability as of the end of Fiscal 2019. For Fiscal 2019, the Company recognized $48.5 million of revenue that was previously included in contract liability as of the end of Fiscal 2018. The change in the contract liability balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
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
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $550.4 million, $578.9 million and $543.8 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. For Fiscal 2020, prepaid advertising costs were $15.2 million (Fiscal 2019: $26.9 million).
Shipping and Handling Costs
The Company charges certain customers shipping and handling fees. These fees are recorded in net revenues. The Company includes the majority of outbound handling costs as a component of selling, general and administrative expenses. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These outbound handling costs, included within selling, general and administrative expenses, were $80.5 million, $81.0 million and $91.8 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.
Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome. During Fiscal 2020, the Company recorded its allocable share of Dome's net income of $3.5 million (Fiscal 2019: net loss of $8.7 million; Fiscal 2018: net income of $1 million), within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the investment balance within other long term assets on the Consolidated Balance Sheet.
The Company performed a qualitative assessment of potential impairment indicators for its investment in Dome and determined that indicators of impairment existed due to impacts from COVID-19. Accordingly, the Company performed a valuation of its investment in Dome and determined that the fair value of its investment was less than its carrying value by $8.6 million. The Company determined this decline in value to be other-than-temporary considering Dome's near and long-term financial forecast. Accordingly, the Company's results for Fiscal 2020 include the impact of recording a $8.6 million impairment of the Company's equity method investment in Dome, which reduced the carrying value to zero.The impairment charge was recorded within income (loss) from equity method investment on the Consolidated Statements of Operations and as a reduction to the investment balance within other long term assets on the Consolidated Balance Sheets. The Company calculated fair value using the discounted cash flows model, which indicates the fair value of the investment based on the present value of the cash flows that it expects the investment to generate in the future. For Fiscal 2020 there was no carrying value associated with the Company's equity investment in Dome (Fiscal 2019: $5.1 million).
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $40.1 million and $37.8 million for Fiscal 2020 and Fiscal 2019, respectively. For Fiscal 2020, the Company had $22.9 million (Fiscal 2019: $15.6 million) in licensing receivables outstanding recorded in the prepaid expenses and other current assets line item within the Company's Consolidated Balance Sheet.
On March 2, 2020, as part of the Company's acquisition of Triple, the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For Fiscal 2020, the Company recorded the allocable share of UA Sports Thailand’s net loss of $1.1 million within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the investment balance within other long term assets on the Consolidated Balance Sheets. As of the end of Fiscal 2020 , the carrying value of the Company’s total investment in UA Sports Thailand was $4.5 million. Refer to Note 5 for a discussion of the acquisition.
Earnings per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units and other equity awards. Refer to Note 14 for a further discussion of earnings per share.
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
The Company issues new shares of Class A Common Stock and Class C Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 15 for further details on stock-based compensation.

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

Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. As of the end of Fiscal 2020, the fair value of the Company's 3.250% Senior Notes were $602.6 million (Fiscal 2019: $587.5 million). The fair value of the Company's 1.50% Convertible Senior Notes, which was issued in May 2020, was $828.2 million as of the end of Fiscal 2020. The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of foreign currency contracts is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of the interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes. The ASU impacts various topic areas within ASC 740, including accounting for taxes under hybrid tax regimes, accounting for increases in goodwill, allocation of tax amounts to separate company financial statements within a group that files a consolidated tax return, intra-period tax allocation, interim period accounting, and accounting for ownership changes in investments, among other minor codification improvements. The guidance in this ASU becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and may be early adopted. The Company has elected to early adopt this standard as of January 1, 2020. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

3. Restructuring and Related Impairment Charges
On March 31, 2020, the Company's Board of Directors approved a restructuring plan ("2020 restructuring plan") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation. The Company identified further opportunities and on September 2, 2020, the Company’s Board of Directors approved a $75 million increase to the restructuring plan, resulting in an updated 2020 restructuring plan of approximately $550 million to $600 million of total estimated pre-tax restructuring and related charges.
The restructuring and related charges primarily consist of up to approximately:
•$219 million of cash restructuring charges, comprised of up to: $61 million in facility and lease termination costs, $30 million in employee severance and benefit costs, and $128 million in contract termination and other restructuring costs; and
•$381 million of non-cash charges comprised of an impairment of $291 million related to the Company’s New York City flagship store and $90 million of intangibles and other asset related impairments.
The Company recorded $472.7 million and $183.1 million of restructuring and related impairment charges for Fiscal 2020 and Fiscal 2018, respectively. There were no restructuring charges incurred during Fiscal 2019. The Company previously implemented a restructuring plan in 2018. The summary of the costs recorded during Fiscal 2020 as well as the Company's current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan is as follows:

	Restructuring and related impairment charges recorded	Estimated restructuring and related Impairment charges (1)
(In thousands)	Year ended December 31, 2020 (A)	Remaining to be incurred (B)	Total (A+B)
Costs recorded in cost of goods sold:
Contract-based royalties	$11,608	—	11,608
Inventory write-offs	768	3,400	4,168
Total costs recorded in cost of goods sold	12,376	3,400	15,776

Costs recorded in restructuring and impairment charges:
Property and equipment impairment	29,280	8,098	37,378
Intangible asset impairment	4,351	—	4,351
Right-of-use asset impairment	293,495	—	293,495
Employee related costs	28,579	1,421	30,000
Contract exit costs (2)	79,008	89,992	169,000
Other asset write off	13,074	15,926	29,000
Other restructuring costs	12,564	8,436	21,000
Total costs recorded in restructuring and related impairment charges	460,351	123,873	584,224
Total restructuring and impairment charges	$472,727	$127,273	$600,000
(1) Estimated restructuring and related impairment charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be recorded by the Company in connection with the restructuring plan.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.

The lease term for the Company's New York City flagship store commenced on March 1, 2020 and an operating lease right-of-use ("ROU") asset and corresponding operating lease liability of $344.8 million was recorded on the Company's Consolidated Balance Sheet. In March 2020, as a part of the 2020 restructuring plan, the Company made the strategic decision to forgo the opening of its New York City flagship store and the property is actively being marketed for sublease. Accordingly, in the first quarter of Fiscal 2020, the Company recognized a ROU asset impairment of $290.8 million, reducing the carrying value of the lease asset to its estimated fair value. Fair value was estimated using an income-approach based on management's forecast of future cash flows expected to be derived from the property based on current sublease market rent. Rent expense or sublease income related to this lease will be recorded within other income (expense) on the Consolidated Statements of Operations.
All restructuring and related impairment charges are included in the Company's Corporate Other non-operating segment, of which $397.6 million are North America related, $14.4 million are EMEA related, $14.9 million are Latin America related, $6.8 million are Asia-Pacific related and $4.6 million are Connected Fitness related for Fiscal 2020.
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
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 is as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2020	$462	$17,843	$—
Additions charged to expense	27,452	72,747	11,843
Cash payments charged against reserve	(14,584)	(28,456)	(5,745)
Changes in reserve estimate	(462)	(492)	—
Balance at December 31, 2020	$12,868	$61,642	$6,098

Latin America operating model change
During the fourth quarter of Fiscal 2020, the Company determined to change to a distributor model in Chile, which is expected to be effective in early 2021. The Company determined that as of the end of Fiscal 2020, the Chile subsidiary met the criteria to be classified as held for sale under Accounting Standard Codification (ASC) 360, Property, Plant, and Equipment. Included within Total current assets and Total other long term assets on the Consolidated Balance Sheet as of the end of Fiscal 2020 are inventory with the carrying value of $1.2 million and property and equipment with the carrying value of $13.6 million, respectively, which represent assets held for sale.

4. Sale of MyFitnessPal

On October 28, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to sell its MyFitnessPal platform, and on December 18, 2020, the sale was completed. Pursuant to the Purchase Agreement, the aggregate sale price for the transaction was $345 million, of which $215 million was payable upon closing. The Company received $198.7 million at closing after giving effect to $16 million of purchase price and other adjustments. The sale includes up to $130 million in earnout payments, which are based on the achievement of certain revenue targets over a three-year period. The potential earnout payments include up to $35 million payable in calendar year 2022, $45 million payable in calendar year 2023 and $50 million payable in calendar year 2024. The Company recognized a gain of approximately $179.3 million, which is included in Other income (expenses), net in the Consolidated Statements of Operations. The Company made an election to record the contingent earnout portion of the arrangement when the earnout payments are determined to be realizable in the future periods. In connection with the sale, we agreed to provide certain transition services to MyFitnessPal for an expected period up to nine months from the date of sale. The continuing cash flows related to these items are not expected to be significant.

5. Acquisition
Triple Pte. Ltd.
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
The Company incurred $1.0 million in acquisition related costs that were expensed during Fiscal 2020. These costs are included in selling, general and administrative expenses within the Consolidated Statements of Operations. Pro forma results are not presented, as the acquisition was not considered material to the consolidated Company.

6. Property and Equipment, Net
Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Furniture, office equipment, software and plant equipment (1)	3 to 10
Site improvements, buildings and building equipment	10 to 35
Leasehold and tenant improvements	Shorter of the remaining lease term or related asset life
(1) The cost of in-store apparel and footwear fixtures and displays are capitalized, included in furniture, fixtures and displays, and depreciated over 3 years.
The Company periodically reviews assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $1.4 million as of the end of Fiscal 2020 (Fiscal 2019: $1.6 million).
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
Property and equipment consisted of the following:

	December 31,
(In thousands)	2020	2019
Leasehold and tenant improvements	$540,847	$563,061
Furniture, fixtures and displays	236,527	235,721
Buildings	48,382	52,184
Software	339,756	337,577
Office equipment	125,695	126,412
Plant equipment	130,155	144,844
Land	83,626	83,626
Construction in progress	31,217	54,771
Other	6,047	4,071
Subtotal property and equipment	1,542,252	1,602,267
Accumulated depreciation	(883,574)	(810,119)
Property and equipment, net	$658,678	$792,148
Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $154.4 million for Fiscal 2020 (Fiscal 2019: $177.3 million; Fiscal 2018: $173.4 million).

7. Long-Lived Asset and Goodwill Impairment
Long-Lived Asset Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis in Fiscal 2020. The Company performed undiscounted cash flow analyses on its long-lived assets, including retail stores at an individual store level. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company estimated the fair values of these long-lived assets based on their market rent assessments or discounted cash flows. The Company compared these estimated fair values to the net carrying values. Accordingly, the Company recognized $89.7 million of long-lived asset impairment charges for Fiscal 2020. There were no long-lived asset impairment charges in Fiscal 2019 or Fiscal 2018. The long-lived impairment charge was recorded within restructuring and impairment charges on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2020 are included within the Company's operating segments as follows: $47.6 million recorded in North America, $23.0 million recorded in Asia-Pacific, $13.3 million recorded in Latin America, and $5.8 million recorded in EMEA.
The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent.
Additionally, the Company recognized $290.8 million of long-lived asset impairment charges related to the Company's New York City flagship store, which was recorded in connection with the Company's 2020 restructuring plan for Fiscal 2020. Refer to Note 3 for a further discussion of the restructuring and related impairment charges.
Goodwill Impairment
As a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units as of March 31, 2020. In the first quarter of 2020, the Company performed discounted cash flow analyses and determined that the estimated fair values of the Latin America reporting unit and the Canada reporting unit within the North America operating segment no longer exceeded their carrying value, resulting in a full impairment of the goodwill allocated to their respective reporting units. The Company recognized goodwill impairment charges of $51.6 million for Fiscal 2020 for these reporting units within restructuring and impairment charges on the Consolidated Statements of Operation, and as a reduction to the goodwill balance on the Consolidated Balance Sheets. There were no triggering events or goodwill impairment charges recorded during the remainder of Fiscal 2020.
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
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Connected Fitness	Total
Balance as of December 31, 2018	$317,500	$104,823	$79,410	$44,761	$—	$546,494
Effect of currency translation adjustment	788	1,243	(242)	1,895	—	3,684
Balance as of December 31, 2019	318,288	106,066	79,168	46,656	—	550,178
Effect of currency translation adjustment	(1,420)	6,971	8,486	(10,426)	—	3,611
Impairment	(15,345)	—	—	(36,230)	—	(51,575)
Balance as of December 31, 2020	$301,523	$113,037	$87,654	$—	$—	$502,214

Intangible Assets, net
The following tables summarize the Company’s intangible assets as of the periods indicated:

		December 31, 2020
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Sale of Business	Purchase of Business	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$1,138	$(145)	$—	$—	$—	$993
Customer relationships	2-3	—	(1,208)	—	—	8,770	7,562
User/Nutrition database	10	46,314	(23,790)	(4,351)	(18,173)	—	—
Lease-related intangible assets	1-15	12,896	(9,180)	(1,058)	—	—	2,658
Other	5-10	295	(188)	—	—	—	107
Total		$60,643	$(34,510)	$(5,410)	$(18,173)	$8,770	$11,320
Indefinite-lived intangible assets							1,975
Intangible assets, net							$13,295

		December 31, 2019
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Sale of Business	Purchase of Business	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(965)	$—	$—	$—	$1,571
Customer relationships	2-3	—	—	—	—	—	—
User/Nutrition database	10	52,727	(25,472)	—	—	—	27,255
Lease-related intangible assets	1-15	5,152	(2,380)	—	—	—	2,772
Other	5-10	1,428	(1,154)	—	—	—	275
Total		$61,843	$(29,970)	$—	$—	$—	$31,871
Indefinite-lived intangible assets							4,474
Intangible assets, net							$36,345

    Amortization expense, which is included in selling, general and administrative expenses, was $7.0 million, $6.1 million and $6.1 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. The following is the estimated amortization expense for the Company’s intangible assets as of the end of Fiscal 2020:

(In thousands)
2021	$2,124
2022	2,020
2023	1,660
2024	1,497
2025	1,497
2026 and thereafter	272
Amortization expense of intangible assets	$9,070

8. Leases
The Company enters into operating leases both domestically and internationally, to lease certain warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Consolidated Balance Sheets for leases with an expected term greater than one year. Short-term lease payments were not material for Fiscal 2020.
As the rate implicit in the Company's lease agreements is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency for international leases.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Included in selling, general and administrative expenses were operating lease costs of $156.7 million for Fiscal 2020 (Fiscal 2019: $166.4 million; Fiscal 2018: $152.7 million). Included in these amounts were $9.3 million in variable lease payments under non-cancelable operating lease agreements for Fiscal 2020 (Fiscal 2019: $12.9 million; Fiscal 2018: $14.2 million).
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
	2020	2019
Weighted average remaining lease term (in years)	9.12	6.73
Weighted average discount rate	3.83%	4.26%
Supplemental cash flow and other information related to leases was as follows:

	Year ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$155,990	$116,811
Leased assets obtained in exchange for new operating lease liabilities	$390,957	$70,075

Maturities of lease liabilities are as follows:

(In thousands)
2021	$196,725
2022	163,631
2023	143,868
2024	125,173
2025	97,085
2026 and thereafter	467,361
Total lease payments	$1,193,843
Less: Interest	191,866
Total present value of lease liabilities	$1,001,977

As of the end of Fiscal 2020, the Company has additional operating lease obligations that have not yet commenced of approximately $6.5 million, which are not reflected in the table above.

9. Credit Facility and Other Long Term Debt
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances. In May 2020, the Company entered into an amendment to the credit agreement (the “amendment” and, the credit agreement as amended, the “amended credit agreement” or the “revolving credit facility”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. From time to time throughout 2020, the Company borrowed funds under this facility as a precautionary measure in order to increase the cash position and preserve liquidity given the ongoing uncertainty in global markets resulting from the COVID-19 pandemic. As of the end of Fiscal 2020 and Fiscal 2019, there were no amounts outstanding under the revolving credit facility.
Except during the covenant suspension period (as defined below), at the Company's request and the lender's consent, commitments under the amended credit agreement may be increased by up to $300 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings under the revolving credit facility have maturities of less than one year. Up to $50 million of the facility may be used for the issuance of letters of credit. There were $4.3 million of letters of credit outstanding as of then end of Fiscal 2020 (Fiscal 2019: $5.0 million).
The obligations of the Company under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of the Company, subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary guarantors, excluding real property, capital stock in and debt of the subsidiaries holding certain real property and other customary exceptions.
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit the Company's ability to, among other things, incur additional secured and unsecured indebtedness, pledge the assets as security, make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries), undergo fundamental changes, sell the assets outside the ordinary course of business, enter into transactions with affiliates and make restricted payments (including a temporary suspension of certain voluntary restricted payments during the covenant suspension period (as defined below)).
The Company is required to comply with specific consolidated leverage and interest coverage ratios during specified periods. Prior to the amendment, the Company was required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the “interest coverage covenant”), and the Company was not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the “leverage covenant”), as described in more detail in the credit agreement. The amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio) and the interest coverage covenant beginning with the quarter ended June 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the “covenant suspension period”) as summarized below and described in more detail in the amended credit agreement:
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
As of the end of Fiscal 2020, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
During the covenant suspension period, the applicable margin for loans is 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. The weighted average interest rate under the revolving credit facility borrowings was 2.3% and 3.6% during Fiscal 2020 and Fiscal 2019, respectively. During the covenant suspension period, the commitment fee rate is 0.40% per annum. Otherwise, the Company pays a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of the end of Fiscal 2020, the commitment fee was 15 basis points. The Company incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.
1.50% Convertible Senior Notes
In May 2020, the Company issued $500 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes bear interest at the rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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
The Convertible Senior Notes contain a cash conversion feature, and as a result, the Company has separated its carrying value into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.

In connection with the Convertible Senior Notes issuance, the Company incurred deferred financing costs of $12.3 million, primarily related to fees paid to the initial purchasers of the offering, as well as legal and accounting fees. These costs were allocated on a pro rata basis, with $10.0 million allocated to the debt component and $2.2 million allocated to the equity component.
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using an effective interest rate of 6.8%.
The Convertible Senior Notes consist of the following components:

Year ended December 31,
(In thousands)	2020
Liability component
Principal	$500,000
Unamortized debt discount	(79,031)
Unamortized issuance costs	(8,501)
Net carrying amount	$412,468

Equity component, net of issuance costs	$88,672

Interest expense related to the Convertible Senior Notes consists of the following components:

Year ended December 31,
(In thousands)	2020
Coupon interest	$4,375
Non-cash amortization of debt discount	11,816
Amortization of deferred financing costs	1,451
Convertible senior notes interest expense	$17,642

In connection with the issuance of the Convertible Senior Notes, the Company recorded an $11 million net deferred tax liability and a corresponding reduction in valuation allowance. As a result, there was no net impact to the Company’s deferred income taxes or additional paid in capital on the Consolidated Balance Sheet.

3.250% Senior Notes
In June 2016, the Company issued $600 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Senior Notes”). Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Senior Notes at any time, or from time to time, at redemption prices described in the indenture governing the Senior Notes. The indenture governing the Senior Notes contains negative covenants that limit the Company’s ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes.
Other Long Term Debt
In December 2012, the Company entered into a $50 million recourse loan collateralized by the land, buildings and tenant improvements comprising its corporate headquarters. In July 2018, this loan was paid in full, without penalties, using borrowings under the Company's revolving credit facility.

The following are the scheduled maturities of long term debt as of the end of Fiscal 2020:

(In thousands)
2021	$—
2022	—
2023	—
2024	500,000
2025	—
2026 and thereafter	600,000
Total scheduled maturities of long term debt	$1,100,000

Current maturities of long term debt	$—

Interest expense, net was $47.3 million, $21.2 million, and $33.6 million for Fiscal 2020, 2019 and 2018, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Amortization of deferred financing costs was $3.8 million, $2.4 million, and $1.5 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets lenders could be negatively impacted in their ability to perform under these facilities.

10. Commitments and Contingencies
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2020, as well as significant sponsorship and other marketing agreements entered into during the period after December 31, 2020 through the date of this report:

(In thousands)
2021	$106,727
2022	85,090
2023	69,454
2024	55,525
2025	32,370
2026 and thereafter	12,453
Total future minimum sponsorship and other payments	$361,619
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

On December 4, 2020, the Company and Mr. Plank filed a motion to dismiss the TAC for failure to state a claim. Briefing on the motion to dismiss is expected to be completed in March 2021.

    The Company continues to believe that the claims asserted in the Consolidated Securities Action are without merit and intends to defend the lawsuit vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of this matter.
State Court Derivative Complaints
In June and July 2018, two purported stockholder derivative complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The consolidated complaint in the Kenney matter names Mr. Plank, certain other current and former members of the Company’s Board of Directors, certain former Company executives, and Sagamore Development Company, LLC (“Sagamore”) as defendants, and names the Company as a nominal defendant. The consolidated complaint asserts breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants and asserts a claim against Sagamore for aiding and abetting certain of the alleged breaches of fiduciary duty. The consolidated complaint seeks damages on behalf of the Company and certain corporate governance related actions.
The consolidated complaint includes allegations similar to those in the Amended Complaint in the Consolidated Securities Action matter discussed above, challenging, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products, as well as stock sales by certain individual defendants. The consolidated complaint also makes allegations related to the Company’s purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore). Sagamore purchased the parcels in 2014. Its total investment in the parcels was approximately $72.0 million, which included the initial $35.0 million purchase price for the property, an additional $30.6 million to terminate a lease encumbering the property and approximately $6.4 million of development costs. As previously disclosed, in June 2016, the Company purchased the unencumbered parcels for $70.3 million in order to further expand the Company’s corporate headquarters to accommodate its growth needs. The Company negotiated a purchase price for the parcels that it determined represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels. In connection with its evaluation of the potential purchase, the Company engaged an independent third-party to appraise the fair market value of the parcels, and the Audit Committee of the Company’s Board of Directors engaged its own independent appraisal firm to assess the parcels. The Audit Committee determined that the terms of the purchase were reasonable and fair, and the transaction was approved by the Audit Committee in accordance with the Company’s policy on transactions with related persons.
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
Prior to the filing of the derivative complaints in Kenney v. Plank, et al. and Luger v. Plank, et al., both of the purported stockholders had sent the Company’s Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed both of these purported stockholders of that determination.
Between August 11, 2020 and October 21, 2020, three additional purported shareholder derivative complaints were filed in Maryland state court (in cases captioned Cordell v. Plank, et al. (filed August 11, 2020), Klein v. Plank, et al. (filed October 2, 2020), and Salo v. Plank, et al. (filed October 21, 2020), respectively).
The complaints in these cases name Mr. Plank, certain other current and former members of the Company’s Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant. The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company’s disclosures related to growth and consumer demand for certain of the Company’s products; (ii) the Company’s practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company’s internal controls with respect to revenue recognition and inventory management; (iv) the Company’s supposed failure to timely disclose investigations by the SEC and DOJ; (v) the compensation paid to the Company’s directors and executives while the alleged wrongdoing was occurring; and/or (vi) stock sales by certain individual defendants. The complaints assert breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
Prior to the filing of the derivative complaints in these three actions, none of the purported stockholders made a demand that the Company’s Board of Directors pursue the claims asserted in the complaints.
The Company believes that the claims asserted in the derivative complaints filed in Maryland state court are without merit and intends to defend these matters vigorously. However, because of the inherent uncertainty as to the outcome of these proceedings, the Company is unable at this time to estimate the possible impact of the outcome of these matters.
Federal Court Derivative Complaints
In July 2018, a stockholder derivative complaint was filed in the United States District Court for the District of Maryland, in a case captioned Andersen v. Plank, et al. The complaint in the Andersen matter names Mr. Plank, certain other current and former members of the Company’s Board of Directors and certain former Company executives as defendants, and names the Company as a nominal defendant. The complaint asserts breach of fiduciary duty and unjust enrichment claims against the individual defendants, and seeks damages on behalf of the Company and certain corporate governance related actions. The complaint includes allegations similar to those in the Amended Complaint in the Consolidated Securities Action matter discussed above, challenging, among other things, the Company’s disclosures related to growth and consumer demand for certain of the Company’s products and stock sales by certain individual defendants.
The Andersen action was stayed from December 2018 to August 2019 and again from September 2019 to September 2020 (the “2019 Stay Order”). Pursuant to a series of court ordered stipulations, the terms of the 2019 Stay Order remained in effect through and including January 19, 2021. The stay expired on January 19, 2021.
Prior to the filing of the complaint in the Andersen action, the plaintiff had sent the Company’s Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the complaint. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed the plaintiff of that determination. During the pendency of the Andersen action, the plaintiff sent the Company’s Board of Directors a second letter demanding that the Company pursue claims similar to the claims asserted in the TAC in the Consolidated Securities Action. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed the plaintiff of that determination.
In September 2020, two additional derivative complaints were filed in the United States District Court for the District of Maryland (in cases captioned Olin v. Plank, et al. (filed September 1, 2020), and Smith v. Plank, et al. (filed September 8, 2020), respectively). Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company’s Board of Directors pursue the claims asserted in the complaints. On November 20, 2020, another derivative complaint was filed in the United States District Court for the District of Maryland, in a case captioned Viskovich v. Plank, et al. Prior to filing his derivative complaint, the plaintiff in the Viskovich matter made a demand that the Company’s Board of Directors pursue the claims asserted in the complaint but filed suit before the Board had responded to the demand.
The complaints in the Olin, Smith, and Viskovich cases name Mr. Plank, certain other current and former members of the Company’s Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant. The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company’s disclosures related to growth and consumer demand for certain of the Company’s products; (ii) the Company’s practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company’s internal controls with respect to revenue recognition and inventory management; (iv) the Company’s supposed failure to timely disclose investigations by the SEC and DOJ; and/or (v) the compensation paid to the Company’s directors and executives while the alleged wrongdoing was occurring. The complaints assert breach of fiduciary duty, unjust enrichment, gross mismanagement, and/or corporate waste claims against the individual defendants. The Viskovich complaint also asserts a contribution claim against certain defendants under the federal securities laws. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
On January 27, 2021, the court entered an order consolidating for all purposes the Andersen, Olin, Smith and Viskovich actions into a single action under the caption Andersen v. Plank, et al. (the “Federal Court Derivative Action”).
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Wells Notices
In addition to the Company’s material pending legal proceedings, as previously disclosed, in July 2020, the Company, as well as Kevin Plank and David Bergman (together, the “Executives”), received “Wells Notices” from the SEC relating to the Company’s disclosures covering the third quarter of 2015 through the period ending December 31, 2016, regarding the use of “pull forward” sales in connection with revenue during those quarters. The Wells Notices informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the Securities Act and the Securities Exchange Act and certain rules promulgated thereunder. The Wells Notices delivered to the Executives also reference potential charges related to the Executives’ participation in the Company’s violations, as well as control person liability under the Exchange Act.
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

11. Stockholders’ Equity
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.5 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of December 31, 2020. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible

Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of of 400.0 million shares and have a par value of $0.0003 1/3 per share as of December 31, 2020. The terms of the Class C common stock are substantially identical to those of the Company's Class A common stock, except that the Class C common stock has no voting rights (except in limited circumstances), will automatically convert into Class A common stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C common stock and Class B common stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

12. Fair Value Measurements
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
Financial assets and (liabilities) measured at fair value are set forth in the table below:

	December 31, 2020			December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 17)	$—	$(22,122)	$—	$—	$(7,151)	$—
Interest rate swap contracts (see Note 17)	$—	—	$—	$—	—	$—
TOLI policies held by the Rabbi Trust	$—	$7,697	$—	$—	$6,543	$—
Deferred Compensation Plan obligations	$—	$(14,314)	$—	$—	$(10,839)	$—
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
As of the end of December 31, 2020, the fair value of the Company's Convertible Senior Notes was $828.2 million. As of December 31, 2020 and December 31, 2019, the fair value of the Company's Senior Notes was $602.6 million and $587.5 million, respectively. The carrying value of the Company's other long term debt approximated its fair value as of the end of Fiscal 2020 and Fiscal 2019. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

13. Provision for Income Taxes
Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income (loss) before income taxes
United States	$(478,465)	$81,122	$(121,396)
Foreign	(14,079)	128,720	53,608
Total	$(492,544)	$209,842	$(67,788)

The components of the income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$(30,047)	$7,232	$(15,005)
State	34	771	3,253
Foreign	16,720	21,952	34,975
	(13,293)	29,955	23,223
Deferred
Federal	50,620	12,750	(27,808)
State	587	25,508	(6,202)
Foreign	11,473	1,811	(9,765)
	62,680	40,069	(43,775)
Income tax expense (benefit)	$49,387	$70,024	$(20,552)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2020		2019		2018
U.S. federal statutory income tax rate	$(103,434)	21.0%	$44,067	21.0%	$(14,235)	21.0%
State taxes, net of federal tax impact	(29,341)	6.0%	4,620	2.2%	(6,715)	9.9%
Unrecognized tax benefits	2,260	(0.5)%	(2,031)	(1.0)%	(7,598)	11.2%
Permanent tax benefits - MyFitnessPal Sale	(118,321)	24.0%	—	—%	—	—%
Other permanent tax benefits/nondeductible expenses	15,993	(3.2)%	328	0.2%	5,609	(8.2)%
Intercompany asset sale	—	—%	—	—%	(18,834)	27.8%
Foreign rate differential	(972)	0.2%	(10,494)	(5.0)%	(12,294)	18.1%
Valuation allowance	302,575	(61.4)%	30,137	14.4%	33,058	(48.8)%
Impacts related to Tax Act	(13,987)	2.8%	—	—%	1,536	(2.3)%
Other	(5,386)	1.1%	3,397	1.6%	(1,079)	1.6%
Effective income tax rate	$49,387	(10.0)%	$70,024	33.4%	$(20,552)	30.3%

On March 27, 2020, the CARES Act, which provides relief to taxpayers affected by COVID-19, was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including provisions for the deferral of the employer share of payroll tax payments, modifications to the net interest deduction limitations, carryback of net operating losses generated in Fiscal 2018, Fiscal 2019 and Fiscal 2020 tax years, alternative minimum tax credit refunds, and technical corrections to tax depreciation methods for qualified improvement property.

The provision with the most significant impact on the Company relates to the carryback of the federal net operating losses. The Company has recorded a benefit to income tax expense of approximately $35 million for current year net operating losses to be carried back under the CARES Act, including $13.9 million benefit for years with a statutory rate of 35% compared to the current statutory rate of 21%.
The Company recorded 2020 income tax expense on pretax losses, including the impact of recording valuation allowances for previously recognized deferred tax assets in the U.S. and China and current year U.S. pre-tax losses not able to be carried back, compared to 2019 income tax expense recorded on pre-tax income.
Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets
Operating lease liabilities	$257,233	$140,673
U.S. Federal and State Capital Loss	69,332	—
Foreign net operating loss carry-forwards	51,040	31,524
Reserves and accrued liabilities	50,226	25,676
Intangible assets	31,965	20,041
U.S. state net operating loss	28,343	24,124
Inventory	28,079	32,209
Allowance for doubtful accounts and sales return reserves	19,864	23,257
Stock-based compensation	12,447	14,828
Foreign tax credits	10,023	11,807
Tax credits	8,775	7,480
Deductions limited by income	7,509	714
Other	3,303	4,835
Total deferred tax assets	578,139	337,168
Less: valuation allowance	(388,432)	(101,997)
Total net deferred tax assets	$189,707	$235,171

Deferred tax liabilities
Right-of-use asset	$(136,308)	$(118,917)
Convertible debt instruments	(9,878)	—
Prepaid expenses	(9,443)	(15,862)
Property, plant and equipment	(8,107)	(16,956)
Other	(4,780)	(1,717)
Total deferred tax liabilities	(168,516)	(153,452)
Total deferred tax assets, net	$21,191	$81,719

    All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company's current assumptions, judgments and estimates.
A significant portion of the Company’s deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets at December 31, 2020, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•No history of U.S. federal and state tax attributes expiring unused.
•Restructuring plans undertaken in 2017, 2018, and 2020, which aim to improve future profitability.

•Existing sources of taxable income
•Available prudent and feasible tax planning strategies.
Negative
•Restructuring plan undertaken in 2020 resulting in significant charges in pre-tax income, reducing profitability in the United States.
•The negative economic impact and uncertainty resulting from the COVID-19 pandemic.
•Cumulative pre-tax losses in recent years in the United States.
•Inherent challenges in forecasting future pre-tax earnings which rely, in part, on improved profitability from our restructuring efforts.
As of the end of Fiscal 2020, the Company believes that the weight of the negative evidence outweighs the positive evidence regarding the realization of the United States deferred tax assets and have recorded a valuation allowance of $308.2 million against the U.S. deferred tax assets, excluding certain state tax credits. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of the end of Fiscal 2020, the Company had $28.3 million in deferred tax assets associated with $473.3 million in state net operating loss carryforwards and $8.8 million in deferred tax assets associated with tax credits, the majority of which are definite lived. Certain of the definite lived state net operating losses and state tax credits will begin to expire within one to five years, and the majority will begin to expire within five to twenty years. The Company had $69.3 million in deferred tax assets associated with federal and state capital loss carryforwards totaling $125.1 million as of December 31, 2020, which, if unused, will expire in five years.
As of the end of Fiscal 2020, the Company had $51 million in deferred tax assets associated with approximately $231.3 million in foreign net operating loss carryforwards and $10 million in deferred tax assets associated with foreign tax credit carryforwards. While the majority of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, with the majority to expire within 5 to 12 years. Additionally, as of December 31, 2020, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other foreign deferred tax assets and has recorded a valuation allowance of $80.2 million against these foreign deferred tax assets.
As of the end of Fiscal 2020, approximately $383.1 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $644.2 million. The Tax Act imposed U.S. federal tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. The Company will continue to permanently reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund international growth and operations. If the Company was to repatriate indefinitely reinvested foreign funds, it would still be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
As of the end of Fiscal 2020 and Fiscal 2019, the total liability for unrecognized tax benefits, including related interest and penalties, was approximately $46.9 million and $44.3 million, respectively. The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for Fiscal 2020, Fiscal 2019 and Fiscal 2018.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning of year	$41,194	$55,855	$51,815
Increases as a result of tax positions taken in a prior period	1,738	1,545	1,978
Decreases as a result of tax positions taken in a prior period	(2,309)	(11,005)	(1,600)
Increases as a result of tax positions taken during the current period	2,142	1,158	12,802
Decreases as a result of settlements during the current period	(1,500)	(6,359)	—
Reductions as a result of a lapse of statute of limitations during the current period	—	—	(9,140)
Reductions as a result of divestiture	(951)	—	—
End of year	$40,314	$41,194	$55,855

As of the end of Fiscal 2020, $31.7 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized.
As of the end of Fiscal 2020, Fiscal 2019 and Fiscal 2018, the liability for unrecognized tax benefits included $4.3 million, $3.1 million, and $4.2 million, respectively, for the accrual of interest and penalties. For each of Fiscal 2020, Fiscal 2019 and Fiscal 2018, the Company recorded $1.2 million, $2.0 million, and $1.9 million, respectively, for the accrual of interest and penalties in its Consolidated Statements of Operations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statements of Operations.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for the years 2015 through 2017. The majority of the Company's other returns for years before 2015 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
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

14. Earnings (Loss) per Share
The calculation of earnings (loss) per share for common stock shown below excludes the income attributable to outstanding restricted stock awards from the numerator and excludes the impact of these awards from the denominator. The following is a reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Numerator
Net income (loss)	$(549,177)	$92,139	$(46,302)

Denominator
Weighted average common shares outstanding Class A, B and C	454,089	450,964	445,815
Effect of dilutive securities Class A, B and C	—	3,310	—
Weighted average common shares and dilutive securities outstanding Class A, B and C	454,089	454,274	445,815

Basic net income (loss) per share of Class A, B and C common stock	$(1.21)	$0.20	$(0.10)
Diluted net income (loss) per share of Class A, B and C common stock	$(1.21)	$0.20	$(0.10)
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options, and restricted stock units representing 6.4 million, 1.8 million and 3.3 million shares of Class A and C common stock outstanding for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. Due to the Company being in a net loss position for Fiscal 2020 and Fiscal 2018, there were no stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

15. Stock-Based Compensation
Stock Compensation Plans
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. Stock options and restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to five year period. The contractual term for stock options is generally 10 years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan. The 2005 Plan terminates in 2025. As of the end of Fiscal 2020, 10.1 million Class A shares and 24.9 million Class C shares are available for future grants of awards under the 2005 Plan.
Total stock-based compensation expense for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $42.1 million , $49.6 million and $41.8 million, respectively. The related tax benefits, excluding consideration of valuation allowances, were $9.0 million, $11.8 million, and $10.0 million for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. The valuation allowances associated with these benefits were $9.0 million, $2.7 million, and $1.1 million for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. As of the end of Fiscal 2020, the Company had $67.5 million of unrecognized compensation expense expected to be recognized over a weighted average period of 2.39 years. This unrecognized compensation expense does not include any expense related to performance-based restricted stock units and stock options for which the performance targets have not been deemed probable as of the end of Fiscal 2020 and Fiscal 2018. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Units” below for further information on these awards.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of the end of Fiscal 2020, 2.7 million Class A shares and 2.0 million Class C shares are available for future purchases under the ESPP. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, 482.9 thousand, 329.1 thousand and 393.8 thousand Class C shares were purchased under the ESPP, respectively.
Non-Employee Director Compensation Plan and Deferred Stock Unit Plan
The Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $150 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A or Class C Common Stock with the shares delivered six months following the termination of the director’s service.
Stock Options
The weighted average fair value of a stock option granted for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $6.61, $8.70 and $6.91, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.5%	2.5%	2.8%
Average expected life in years	6.25	6.50	6.50
Expected volatility	43.1%	41.0%	40.4%
Expected dividend yield	—%	—%	—%

A summary of the Company’s stock options as of the end of Fiscal 2020, Fiscal 2019 and Fiscal 2018, and changes during the years then ended is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2020		2019		2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,969	$16.61	2,732	$12.98	3,782	$12.71
Granted, at fair market value	303	15.13	460	19.39	579	15.41
Exercised	(410)	3.54	(733)	3.41	(1,262)	5.53
Expired	—	—	—	—	—	—
Forfeited	—	—	(490)	19.04	(367)	35.55
Outstanding, end of year	1,862	$19.31	1,969	$16.61	2,732	$12.98
Options exercisable, end of year	766	$22.41	913	$15.45	1,366	$7.70

    Included in the table above are 0.2 million and 0.3 million performance-based stock options awarded to the Company’s Executive Chairman and Brand Chief under the 2005 Plan for Fiscal 2019 and Fiscal 2018, respectively. There were no performance-based stock options awarded during Fiscal 2020. The performance-based stock options awarded in Fiscal 2019 have weighted average fair values of $8.70 and have vesting that is tied to the achievement of certain combined annual operating income targets.
The intrinsic value of stock options exercised during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $4.5 million, $12.4 million and $15.2 million, respectively.
For Fiscal 2020, Fiscal 2019 and Fiscal 2018 income tax benefits related to stock options exercised, excluding consideration of valuation allowances were $1.2 million, $2.7 million, and $3.5 million, respectively. The valuation allowances associated with these benefits were $0.3 million, $0.7 million, and $0.5 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
The following table summarizes information about stock options outstanding and exercisable as of the end of Fiscal 2020:
(In thousands, except per share amounts)

Options Outstanding				Options Exercisable
Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value	Number of Underlying Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
1,862	$19.31	7.18	$186	766	$22.41	6.02	$186
Restricted Stock and Restricted Stock Units
A summary of the Company’s restricted stock and restricted stock units as of the end of Fiscal 2020, Fiscal 2019 and Fiscal 2018, and changes during the years then ended is presented below:

	Year Ended December 31,
	2020		2019		2018
(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Fair Value	Number of Restricted Shares	Weighted Average Fair Value
Outstanding, beginning of year	6,661	$18.02	8,284	$18.03	9,923	$24.41
Granted	4,572	13.09	3,501	19.32	5,165	15.57
Forfeited	(2,217)	16.68	(2,760)	18.56	(4,745)	27.43
Vested	(2,742)	17.86	(2,364)	20.24	(2,059)	24.95
Outstanding, end of year	6,274	$15.52	6,661	$18.02	8,284	$18.03

    Included in the table above are 0.6 million and 0.8 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2019 and Fiscal 2018, respectively.

There were no performance-based restricted stock units awarded during Fiscal 2020. The performance-based restricted stock units awarded in Fiscal 2019 and Fiscal 2018 have weighted average grant date fair values of $19.39, and $15.60, respectively, and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets.
During Fiscal 2019, the Company granted performance-based restricted stock units or stock options with vesting conditions tied to the achievement of revenue and operating income targets for 2019 and 2020. During Fiscal 2019, the Company deemed the achievement of these revenue and operating income targets improbable, accordingly, a reversal of expense of $2.9 million and $1.5 million were recorded for the performance-based restricted stock units and stock options for Fiscal 2020 and Fiscal 2019, respectively.
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
16. Other Employee Benefits
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $5.4 million, $7.5 million and $9.9 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. During Fiscal 2020, the Company temporarily suspended 401(k) matching contributions for approximately five months as part of the Company's capital preservation efforts in response to COVID-19. Shares of the Company’s Class A Common Stock and Class C common stock are not investment options in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of the end of Fiscal 2020 and Fiscal 2019, the Deferred Compensation Plan obligations were $14.3 million and $10.8 million, respectively, and were included in other long term liabilities on the Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of the end of Fiscal 2020 and Fiscal 2019, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $7.7 million and $6.5 million, respectively. These assets are consolidated and are included in other long term assets on the Consolidated Balance Sheet. Refer to Note 12 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

17. Risk Management and Derivatives
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of the end of Fiscal 2020, the Company has hedge instruments, primarily for British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, Euro/U.S. Dollar, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and Australian Dollar/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

(In thousands)	Balance Sheet Classification	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$—	$4,040
Foreign currency contracts	Other long term assets	—	24
Interest rate swap contracts	Other long term assets	—	—
Total derivative assets designated as hedging instruments		$—	$4,064

Foreign currency contracts	Other current liabilities	$17,601	8,772
Foreign currency contracts	Other long term liabilities	6,469	2,443
Total derivative liabilities designated as hedging instruments		$24,070	$11,215

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$2,384	2,337
Total derivative assets not designated as hedging instruments		$2,384	2,337

Foreign currency contracts	Other current liabilities	$6,464	9,510
Total derivative liabilities not designated as hedging instruments		$6,464	9,510

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Year Ended December 31,
	2020		2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$4,474,667	$2,098	$5,267,132	$18,789	$5,193,185	$(1,748)
Cost of goods sold	$2,314,572	$9,516	$2,796,599	$4,703	$2,852,714	$(1,279)
Interest expense, net	$(47,259)	$(36)	$(21,240)	$1,598	$(33,568)	$386
Other expense, net	$168,153	$25	$(5,688)	$871	$(9,203)	$1,537

The following tables present the amounts affecting the Statements of Comprehensive Income (Loss).

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$(6,005)	$(8,336)	$11,567	$(25,908)
Interest rate swaps	(577)	—	(36)	(541)
Total designated as cash flow hedges	$(6,582)	$(8,336)	$11,531	$(26,449)

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	$21,908	$(3,550)	$24,363	$(6,005)
Interest rate swaps	954	67	1,598	(577)
Total designated as cash flow hedges	$22,862	$(3,483)	$25,961	$(6,582)

(In thousands)	Balance as of December 31, 2017	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2018
Derivatives designated as cash flow hedges
Foreign currency contracts	$(8,312)	$28,730	$(1,490)	$21,908
Interest rate swaps	438	902	386	954
Total designated as cash flow hedges	$(7,874)	$29,632	$(1,104)	$22,862

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Year ended December 31,
	2020		2019		2018
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other expense, net	$168,153	$(2,173)	$(5,688)	$(6,141)	$(9,203)	$(13,688)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of the end of Fiscal 2020, the aggregate notional value of the Company's outstanding cash flow hedges was $812.5 million, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 9 for a discussion of long term debt. As of the end of Fiscal 2020, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Consolidated Statements of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of the end of Fiscal 2020, the total notional value of the Company's outstanding undesignated derivative instruments was $313.1 million.
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

18. Related Party Transactions
The Company has an operating lease agreement with an entity controlled by the Company’s Executive Chairman and Brand Chief to lease an aircraft for business purposes. The Company paid $2.0 million in lease payments to the entity for its use of the aircraft during each of Fiscal 2020, Fiscal 2019 and Fiscal 2018. No amounts were payable to this related party as of the end of Fiscal 2020 and Fiscal 2019. The Company determined the lease payments were at fair market lease rates.
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
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of the end of Fiscal 2020.

19. Segment Data and Disaggregated Revenue
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy to become a global brand. These geographic regions include North America, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific, and Latin America. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. The CODM also receives discrete financial information for the Company's Connected Fitness business. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM. As a result of the change in the operating model in Chile, there will be no impact on segment reporting and Latin America will continue to be disclosed as a separate reportable segment, based on reporting to CODM for Fiscal 2021.
Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing, costs related to the Company’s headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses. Effective January 1, 2021, following the sale of MyFitnessPal and the winding down of the Endomondo platform, revenues for the remaining MapMyFitness platform will be included in Corporate Other.
Segment Data
The net revenues and operating income (loss) associated with the Company's segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. Intercompany balances were eliminated for separate disclosure.

(In thousands)	Year Ended December 31,
	2020	2019	2018
Net revenues
North America	$2,944,978	$3,658,353	$3,735,293
EMEA	598,296	621,137	591,057
Asia-Pacific	628,657	636,343	557,431
Latin America	164,825	196,132	190,795
Connected Fitness	135,813	136,378	120,357
Corporate Other (1)	2,098	18,789	(1,748)
Total net revenues	$4,474,667	$5,267,132	$5,193,185
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

Net revenues in the United States were $2,720.3 million, $3,394.4 million, and $3,464 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

(In thousands)	Year Ended December 31,
	2020	2019	2018
Operating income (loss)
North America	$474,584	$733,442	$718,195
EMEA	60,592	53,739	30,388
Asia-Pacific	2	97,641	103,527
Latin America	(42,790)	(3,160)	(16,879)
Connected Fitness	17,063	17,140	5,948
Corporate Other	(1,122,889)	(662,032)	(866,196)
Total operating income (loss)	(613,438)	236,770	(25,017)
Interest expense, net	(47,259)	(21,240)	$(33,568)
Other income (expense), net	168,153	(5,688)	$(9,203)
Income (loss) before income taxes	$(492,544)	$209,842	$(67,788)
The operating income (loss) information for Corporate Other presented above includes the impact of all restructuring and impairment related charges related to the Company's 2020 and 2018 restructuring plans. These unallocated charges are as follows:

(In thousands)	Year Ended December 31,
	2020	2018
Unallocated restructuring, impairment and restructuring related charges
North America related	$397,616	$115,687
EMEA related	14,388	34,699
Asia-Pacific related	6,771	1
Latin America related	14,915	27,107
Connected Fitness related	4,694	1,505
Corporate Other related	21,967	24,950
Total unallocated restructuring, impairment and restructuring related charges	$460,351	$203,949
There were no restructuring charges incurred during Fiscal 2019.
Long-lived assets are primarily composed of Property and Equipment, net and ROU assets. The Company's long-lived assets by geographic area were as follows:

(In thousands)	Year Ended December 31,
	2020	2019
Long-lived assets
United States	$896,789	$1,051,089
Canada	23,122	23,268
Total North America	919,911	1,074,357
Other foreign countries	275,427	309,722
Total long-lived assets	$1,195,338	$1,384,079

Disaggregation of Revenue
The following tables disaggregate the Company's net revenues into categories that depict how the nature, amount, timing, and uncertainty of net revenues and cash flows are affected by economic factors for the fiscal periods presented.

Net revenues by product category are as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Apparel	$2,882,562	$3,470,285	$3,464,120
Footwear	934,333	1,086,551	1,063,175
Accessories	414,082	416,354	422,496
Net Sales	4,230,977	4,973,190	4,949,791
License revenues	105,779	138,775	124,785
Connected Fitness	135,813	136,378	120,357
Corporate Other (1)	2,098	18,789	(1,748)
Total net revenues	$4,474,667	$5,267,132	$5,193,185
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.
Net revenues by distribution channel are as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Wholesale	$2,383,353	$3,167,625	$3,141,983
Direct-to-Consumer	1,847,624	1,805,565	1,807,808
Net Sales	4,230,977	4,973,190	4,949,791
License revenues	105,779	138,775	124,785
Connected Fitness	135,813	136,378	120,357
Corporate Other (1)	2,098	18,789	(1,748)
Total Net Revenues	$4,474,667	$5,267,132	$5,193,185
(1) Corporate Other revenues consist of foreign currency hedge gains and losses related to revenues generated by entities within the Company's operating segments, but managed through the Company's central foreign exchange risk management program.

20. Unaudited Quarterly Financial Data

(In thousands)	Quarter Ended (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2020
Net revenues	$930,240	$707,640	$1,433,021	$1,403,766	$4,474,667
Gross profit	430,984	349,169	686,320	693,622	2,160,095
Income (loss) from operations	(558,180)	(169,674)	58,570	55,846	(613,438)
Net income (loss)	$(589,681)	$(182,896)	$38,946	$184,454	$(549,177)
Basic net income (loss) per share of Class A, B and C common stock	$(1.30)	$(0.40)	$0.09	$0.41	$(1.21)
Diluted net income (loss) per share of Class A, B and C common stock	$(1.30)	$(0.40)	$0.09	$0.40	$(1.21)

2019
Net revenues	$1,204,722	$1,191,729	$1,429,456	$1,441,225	$5,267,132
Gross profit	544,787	554,321	689,898	681,527	2,470,533
Income (loss) from operations	35,259	(11,482)	138,920	74,073	236,770
Net income (loss)	$22,477	$(17,349)	$102,315	$(15,304)	$92,139
Basic net income (loss) per share of Class A, B and C common stock	$0.05	$(0.04)	$0.23	$(0.03)	$0.20
Diluted net income (loss) per share of Class A, B and C common stock	$0.05	$(0.04)	$0.23	$(0.03)	$0.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, as stated in their report which appears herein.
Changes in Internal Controls
In 2015, we began the process of implementing a global operating and financial reporting information technology system, SAP Fashion Management Solution ("FMS"), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational in July 2017, in our North America, EMEA, and Connected Fitness operations. The second phase of this implementation became operational in April of 2019 in China and South Korea. The third and final phase of this implementation became operational in April of 2020 in Mexico. We believe the implementation of this system and related changes to internal controls will enhance our overall internal controls over financial reporting. We also expect to continue to see enhancements to our global systems, which will then continue to strengthen our internal controls over financial reporting by automating select manual processes and standardizing business processes and reporting across our organization. We believe that our robust assessment provides effective global coverage for key control activities that support our internal controls over financial reporting conclusion. For a discussion of risks related to the implementation of the information technology system, see our Risk Factors in Part I, Item 1A.
We have assessed the impact on changes to our internal controls over financial reporting, and conclude that there have been no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a significant number of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess impacts of the COVID-19 pandemic on our controls in order to minimize the impact on the design and operating effectiveness of our controls.

ITEM 9B.	OTHER INFORMATION
    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2021 Proxy Statement, under the headings “Election of Directors,” “Corporate Governance and Related Matters: Audit Committee” and “Delinquent Section 16(a) Reports.” Information required by this Item regarding executive officers is included under “Executive Officers” in Part 1 of this Form 10-K.
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

ITEM 11.	INFORMATION ABOUT OUR EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2021 Proxy Statement under the headings “Corporate Governance and Related Matters - Compensation of Directors,” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2021 Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners of Shares.” Also refer to Item 5 of this Annual Report on Form 10-K, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2021 Proxy Statement under the heading “Transactions with Related Persons" and “Corporate Governance and Related Matters—Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2021 Proxy Statement under the heading “Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to any Form 10-K of the Company below are to the Annual Report on Form 10-K for the related fiscal year. For example, references to the Company’s 2019 Form 10-K are to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2020).
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Amended and Restated Bylaws of Under Armour, Inc. (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed on February 10, 2021).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act.
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04	Indenture, dated as of May 27, 2020, relating to the Company’s 1.50% Convertible Senior Notes due 2024, between the Company and Wilmington Trust, National Association, as Trustee and the Form of 1.50% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.01	Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 8, 2019).

Exhibit No.
10.02	Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).
10.03	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.04	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q filed for the quarterly period ending September 30, 2020).*
10.05	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s 2018 Form 10-K).*
10.06	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.04 of the Company’s 2016 Form 10-K).*
10.07	Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).*
10.08	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s 2019 Form 10-K).*
10.09	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s 2018 Form 10-K).*
10.10	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.08 of the Company’s 2019 Form 10-K).*
10.11	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.14 of the Company's 2017 Form 10-K).*
10.12	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company’s 2017 Form 10-K).*
10.13	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.19 of the Company’s 2017 Form 10-K).*
10.14	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives of the Company (incorporated by reference to Exhibit 10.11 of the Company’s 2016 Form 10-K).*
10.15	Under Armour, Inc. 2021 Non-Employee Director Compensation Plan (the “Director Compensation Plan”).
10.16	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006).*
10.17	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*
10.18	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*
10.19	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*
10.20	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2016).*
10.21	Amendment Three to the Director DSU Plan (incorporated by reference to Exhibit 10.22 of the Company’s 2019 Form 10-K).*
10.22	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2018).*
10.23	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).
10.24	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.

Exhibit No.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ PATRIK FRISK
Patrik Frisk
Chief Executive Officer and President
Dated: February 24, 2021
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PATRIK FRISK	Chief Executive Officer, President and Director (principal executive officer)
Patrik Frisk

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal financial officer)
David E. Bergman

/s/ ADITYA MAHESHWARI	Controller and Chief Accounting Officer (principal accounting officer)
Aditya Maheshwari

/s/ KEVIN A. PLANK	Executive Chairman and Brand Chief
Kevin A. Plank

/s/ GEORGE W. BODENHEIMER	Director
George W. Bodenheimer

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ MOHAMED A. EL-ERIAN	Director
Mohamed A. El-Erian

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ WESTLEY MOORE	Director
Westley Moore

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders

Dated: February 24, 2021

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2020	$15,082	$10,456	$(5,188)	$20,350
For the year ended December 31, 2019	22,224	(4,066)	(3,076)	15,082
For the year ended December 31, 2018	19,712	23,534	(21,022)	22,224
Sales returns and allowances
For the year ended December 31, 2020	$98,652	$(431,253)	$426,780	$94,179
For the year ended December 31, 2019	136,734	180,124	(218,206)	98,652
For the year ended December 31, 2018	190,794	247,939	(301,999)	136,734
Deferred tax asset valuation allowance
For the year ended December 31, 2020	$101,997	$291,887	$(5,453)	$388,431
For the year ended December 31, 2019	72,710	31,926	(2,639)	101,997
For the year ended December 31, 2018	73,544	21,221	(22,055)	72,710