Form 10-Q
period 2021-03-31
Under Armour, Inc.
filed 2021-05-07
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2021 there were 188,622,016 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 233,919,099 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,348,737	$1,517,361	$959,318
Accounts receivable, net	696,287	527,340	668,409
Inventories	851,829	895,974	940,236
Prepaid expenses and other current assets, net	260,865	282,300	300,044
Total current assets	3,157,718	3,222,975	2,868,007
Property and equipment, net	632,307	658,678	726,568
Operating lease right-of-use assets	511,130	536,660	583,418
Goodwill	497,970	502,214	485,672
Intangible assets, net	12,548	13,295	40,490
Deferred income taxes	23,796	23,930	39,576
Other long term assets	78,827	72,876	93,844
Total assets	$4,914,296	$5,030,628	$4,837,575
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$—	$600,000
Accounts payable	490,860	575,954	417,397
Accrued expenses	311,905	378,859	267,115
Customer refund liabilities	191,979	203,399	208,172
Operating lease liabilities	160,918	162,561	129,758
Other current liabilities	78,655	92,503	69,060
Total current liabilities	1,234,317	1,413,276	1,691,502
Long term debt, net of current maturities	1,009,951	1,003,556	593,281
Operating lease liabilities, non-current	801,292	839,414	913,754
Other long term liabilities	98,537	98,389	88,858
Total liabilities	3,144,097	3,354,635	3,287,395
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2021, December 31, 2020 and March 31, 2020; 188,622,010 shares issued and outstanding as of March 31, 2021, December 31, 2020: 188,603,686, March 31, 2020: 188,450,989	62	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2021, December 31, 2020 and March 31, 2020.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2021, December 31, 2020 and March 31, 2020; 233,934,560 shares issued and outstanding as of March 31, 2021, December 31, 2020: 231,953,667, March 31, 2020: 231,150,002	78	77	77
Additional paid-in capital	1,072,401	1,061,173	985,831
Retained earnings	747,231	673,855	634,452
Accumulated other comprehensive loss	(49,584)	(59,185)	(70,253)
Total stockholders’ equity	1,770,199	1,675,993	1,550,180
Total liabilities and stockholders’ equity	$4,914,296	$5,030,628	$4,837,575

Commitments and contingencies (Note 6)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenues	$1,257,195	$930,240
Cost of goods sold	628,554	499,256
Gross profit	628,641	430,984
Selling, general and administrative expenses	514,638	552,701
Restructuring and impairment charges	7,113	436,463
Income (loss) from operations	106,890	(558,180)
Interest expense, net	(14,137)	(5,960)
Other income (expense), net	(7,180)	1,534
Income (loss) before income taxes	85,573	(562,606)
Income tax expense	9,881	21,547
Income (loss) from equity method investments	2,060	(5,528)
Net income (loss)	$77,752	$(589,681)

Basic net income (loss) per share of Class A, B and C common stock	$0.17	$(1.30)
Diluted net income (loss) per share of Class A, B and C common stock	$0.17	$(1.30)

Weighted average common shares outstanding Class A, B and C common stock
Basic	456,014	452,871
Diluted	459,226	452,871
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$77,752	$(589,681)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,318	(47,679)
Unrealized gain on cash flow hedges, net of tax benefit (expense) of ($1,232) and $11,435 for the three months ended March 31, 2021 and 2020, respectively	8,798	32,545
Loss on intra-entity foreign currency transactions	(2,515)	(4,354)
Total other comprehensive income (loss)	9,601	(19,488)
Comprehensive income (loss)	$87,353	$(609,169)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
Exercise of stock options	143	—	—	—	131	—	484	—	—	484
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(176)	—	—	(2,853)	—	(2,853)
Issuance of Class A Common Stock, net of forfeitures	19	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,167	1	1,165	—	—	1,166
Stock-based compensation expense	—	—	—	—	—	—	10,465	—	—	10,465
Comprehensive income	—	—	—	—	—	—	—	(589,681)	(19,488)	(609,169)
Balance as of March 31, 2020	188,451	$62	34,450	$11	231,150	$77	$985,831	$634,452	$(70,253)	$1,550,180

Balance as of December 31, 2020	188,603	$62	34,450	$11	231,954	$77	$1,061,173	$673,855	$(59,185)	$1,675,993
Exercise of stock options	3	—	—	—	3	—	6	—	—	6
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(228)	—	—	(4,376)	—	(4,376)
Issuance of Class A Common Stock, net of forfeitures	16	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,206	1	850	—	—	851
Stock-based compensation expense	—	—	—	—	—	—	10,372	—	—	10,372
Comprehensive income	—	—	—	—	—	—	—	77,752	9,601	87,353
Balance as of March 31, 2021	188,622	$62	34,450	$11	233,935	$78	$1,072,401	$747,231	$(49,584)	$1,770,199
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$77,752	$(589,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	35,512	48,565
Unrealized foreign currency exchange rate gain (loss)	14,702	12,976
Loss on disposal of property and equipment	575	129
Impairment charges	5,601	437,517
Amortization of bond premium	5,273	63
Stock-based compensation	10,372	10,465
Deferred income taxes	(9)	23,253
Changes in reserves and allowances	(9,262)	10,130
Changes in operating assets and liabilities:
Accounts receivable	(170,493)	27,596
Inventories	49,246	(59,701)
Prepaid expenses and other assets	22,295	27,153
Other non-current assets	19,467	(336,357)
Accounts payable	(80,092)	(192,651)
Accrued expenses and other liabilities	(121,841)	226,315
Customer refund liability	(10,949)	(8,334)
Income taxes payable and receivable	1,263	(4,150)
Net cash provided by (used in) operating activities	(150,588)	(366,712)
Cash flows from investing activities
Purchases of property and equipment	(8,465)	(31,498)
Sale of property and equipment	561	—
Purchase of businesses	—	(37,343)
Net cash used in investing activities	(7,904)	(68,841)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	—	700,000
Payments on long term debt and revolving credit facility	—	(100,000)
Employee taxes paid for shares withheld for income taxes	(4,301)	(2,732)
Proceeds from exercise of stock options and other stock issuances	858	1,649
Other financing fees	—	35
Net cash provided by (used in) financing activities	(3,443)	598,952
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,900)	8,761
Net increase in (decrease in) cash, cash equivalents and restricted cash	(168,835)	172,160
Cash, cash equivalents and restricted cash
Beginning of period	1,528,515	796,008
End of period	$1,359,680	$968,168

Non-cash investing and financing activities
Change in accrual for property and equipment	$(40)	$(13,081)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Under Armour Inc. and its wholly owned subsidiaries. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. These unaudited condensed consolidated financial statements are presented in U.S. Dollars. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. The unaudited condensed consolidated balance sheet as of March 31, 2021 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("Fiscal 2020"), filed with the SEC on February 24, 2021 ("Annual Report on Form 10-K for Fiscal 2020"), which should be read in conjunction with these unaudited condensed consolidated financial statements. The unaudited results for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 ("Fiscal 2021"), or any other portions thereof.
Connected Fitness
Prior to January 1, 2021, the Company's previously reported "Connected Fitness" segment was composed of digital subscription and advertising conducted through various platforms, predominantly the MyFitnessPal, MapMyFitness, consisting of applications such as MapMyRun and MapMyRide (collectively "MMR"), and Endomondo platforms. While the Company continues to operate the MMR platforms, MyFitnessPal was sold in December 2020 and Endomondo was wound down in December 2020 as part of the Company's 2020 restructuring plan. As a result of these changes, starting in the first quarter of Fiscal 2021 the Company no longer reports Connected Fitness as a discrete reportable segment. The operating results of MMR are now included within the Company’s Corporate Other segment. Where applicable, all prior period balances that used to reflect Connected Fitness discretely have been recast to be included within the Corporate Other reportable segment, to conform with current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income.
Management Estimates and COVID-19 Update
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, judgments and assumptions are evaluated on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time; however, actual results could differ from these estimates.
Further, COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving pandemic impacts the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of COVID-19 and the actions that governments may take to contain the virus or treat its impact. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the

Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$1,348,737	$1,517,361	$959,318
Restricted cash	10,943	11,154	8,850
Total Cash, cash equivalents and restricted cash	$1,359,680	$1,528,515	$968,168
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. None of the Company's customers accounted for more than 10% of accounts receivable as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, no customer accounted for more than 10% of the Company's net revenues. The Company regularly evaluates the credit risk of the large wholesale customers which make up the majority of the Company's accounts receivable. Refer to the "Credit Losses - Allowance for Doubtful Accounts" below for a discussion of the evaluation of credit losses.
Credit Losses - Allowance for Doubtful Accounts
Credit losses are the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit losses primarily through customer receivables associated with the sale of products within the Company's wholesale channels, recorded within accounts receivable, net on the Company's unaudited condensed consolidated balance sheet. The Company also has other receivables, including receivables from licensing arrangements recorded in prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheet.
Credit is extended to customers based on a credit review. The credit review considers each customer’s financial condition, including a review of the customers established credit rating or, if an established customer rating is not available, then the Company's assessment of the customer’s creditworthiness is based on their financial statements, local industry practices, and business strategy. A credit limit and terms of credit are established for each customer based on the outcome of this review. The Company actively monitors ongoing credit exposure through review of customer balances against terms and payments against due dates. To mitigate credit risk, the Company may require customers to provide security in the form of guarantees, letters of credit, or prepayment. The Company is also exposed to credit losses through credit card receivables associated with the sale of products within the Company's direct to consumer channel.
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company makes ongoing estimates relating to the collectibility of accounts receivable and records an allowance for estimated losses expected from the inability of its customers to make required payments. The Company establishes expected credit losses by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. These inputs are used to determine a range of expected credit losses and an allowance is recorded within the range. Accounts receivable are written off when there is no reasonable expectation of recovery.

The following table illustrates the activity in the Company's allowance for doubtful accounts:

(In thousands)	Balance as of December 31, 2020	Increases (decreases) to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of March 31, 2021
Allowance for doubtful accounts - within accounts receivable, net	$20,350	$(1,316)	$(45)	$18,989
Allowance for doubtful accounts - within prepaid expenses and other current assets	$7,029	$—	$—	$7,029

The allowance for doubtful accounts was established with information available as of March 31, 2021, including reasonable and supportable estimates of future risk.
For the three months ended March 31, 2021, the decrease in the reserve is primarily due to the collection of account balances that were previously reserved for.
Revenue Recognition
The Company recognizes revenue pursuant to Accounting Standards Codification 606 ("ASC 606"). Net revenues consist of net sales of apparel, footwear and accessories, license revenues and revenues from digital subscriptions and advertising.
The Company recognizes revenue when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales taxes imposed on the Company’s revenues from product sales are presented on a net basis on the unaudited condensed consolidated statements of operations, and therefore do not impact net revenues or costs of goods sold.
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
Revenue from digital subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in the Company's unaudited condensed consolidated balance sheet. Related commission cost is included in selling, general and administrative expense in the unaudited condensed consolidated statement of operations. Revenue from digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. At a minimum, the Company reviews and refines these estimates on a quarterly basis.
The following table presents the customer refund liability, as well as the associated value of inventory for the periods indicated:

(In thousands)	Balance as of March 31, 2021	Balance as of December 31, 2020	Balance as of March 31, 2020
Customer refund liability	$191,979	$203,399	$208,172
Inventory associated with the reserves	$54,540	$57,867	$63,339

Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current liabilities, and gift cards, included in accrued expenses, on the Company's unaudited condensed consolidated balance sheets. As of March 31, 2021, December 31, 2020, and March 31, 2020, contract liabilities were $25.5 million, $26.7 million and $58.5 million, respectively.
For the three months ended March 31, 2021, the Company recognized $4.3 million of revenue that was previously included in contract liabilities as of December 31, 2020. For the three months ended March 31, 2020, the Company recognized $20.3 million of revenue that was previously included in contract liabilities as of December 31, 2019. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Shipping and Handling Costs
The Company charges customers shipping and handling fees based on contractual terms, which are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses and were $23.3 million and $14.9 million for the three months ended March 31, 2021 and 2020, respectively.

Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome. The Company recorded its allocable share of Dome’s net income (loss) of $1.8 million and $(1.4) million for the three months ended March 31, 2021 and 2020, respectively, within income (loss) from equity method investment on the unaudited condensed consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited condensed consolidated balance sheets. As of March 31, 2021, the carrying value of the Company's investment in Dome was $1.8 million.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $6.8 million and $6.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, December 31, 2020, and March 31, 2020, the Company had $5.4 million, $22.9 million, and $7.0 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited condensed consolidated balance sheets.
On March 2, 2020, as part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For the three months ended March 31, 2021 and 2020, respectively, the Company recorded the allocable share of UA Sports Thailand’s net income of $0.2 million and net loss of $0.4 million, respectively, within income (loss) from equity method investment on the unaudited condensed consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited condensed consolidated balance sheets. As of March 31, 2021, the carrying value of the Company’s investment in UA Sports Thailand was $5.2 million.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting and then issued a subsequent amendment to the initial guidance under ASU 2021-01 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, derivatives and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. Topic 848 is currently effective and upon adoption may be applied prospectively to contract modifications and hedging relationships made on or before December 31, 2022. The Company is currently evaluating this guidance to determine the impact it may have on its unaudited condensed consolidated financial statements.
NOTE 3. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs ("2020 restructuring plan") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation.

The restructuring and related charges primarily consist of approximately:
•$219 million of cash restructuring charges, comprised of approximately: $61 million in facility and lease termination costs, $30 million in employee severance and benefit costs, and $128 million in contract termination and other restructuring costs; and
•$381 million of non-cash charges comprised of an impairment charge of $291 million related to the Company’s New York City flagship store and $90 million related to intangibles and other asset related impairments.
The Company recorded $7.1 million and $301.1 million of restructuring and related impairment charges for the three months ended March 31, 2021 and 2020, respectively under the 2020 restructuring plan. As of March 31, 2021, $479.8 million of restructuring and related impairment charges under the 2020 restructuring plan have been recorded to date.
Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available.
The following table illustrates the costs recorded during the three months ended March 31, 2021, as well as the Company's current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan:

	Restructuring and Impairment Charges Recorded		Estimated Restructuring and Impairment Charges (1)
(In thousands)	Three months ended March 31, 2020	Three months ended March 31, 2021	Remaining to be Incurred	Total to be Incurred under plan
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$—	$11,608
Inventory write-offs	—	—	4,500	5,268
Total costs recorded in cost of goods sold	—	—	4,500	16,876

Net costs (recoveries) recorded in restructuring and related impairment charges:
Property and equipment impairment	7,094	—	8,342	37,622
Intangible asset impairment	—	—	—	4,351
Right-of-use asset impairment	290,813	—	—	293,495
Employee related costs	—	(584)	2,005	30,000
Contract exit costs (2)	—	434	86,242	165,684
Other asset write off	—	1,298	16,300	30,672
Other restructuring costs	3,182	5,965	2,771	21,300
Total costs recorded in restructuring and impairment charges	301,089	7,113	115,660	583,124
Total restructuring and impairment charges	$301,089	$7,113	$120,160	$600,000
(1) Estimated restructuring and impairment charges reflect the high-end of the range of the estimated charges expected by the Company in connection with the 2020 restructuring plan.
(2) Contract exit costs are primarily comprised of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.

All restructuring and related impairment charges are included in the Company's Corporate Other segment.
For the three months ended March 31, 2021, approximately $2.6 million of the charges are North America related, $4.2 million are Latin America related, and $0.2 million are Asia-Pacific related.
For the three months ended March 31, 2020, the charges were primarily North America related.
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2021	$12,868	$61,642	$6,098
Net additions (recoveries) charged to expense	(584)	3,581	520
Cash payments charged against reserve	(2,922)	(22,789)	(3,005)
Foreign exchange and other	155	735	77
Balance at March 31, 2021	$9,517	$43,169	$3,690
During the three months ended March 31, 2021, the Company also incurred net costs of $3.6 million associated with abandoned facilities and the write off of fixed assets under the 2020 restructuring plan.

NOTE 4. LEASES
The Company enters into operating leases both domestically and internationally, to lease certain warehouse space, office facilities, space for its brand and factory house stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the unaudited condensed consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the unaudited condensed consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the three months ended March 31, 2021 and 2020.
As the rate implicit in a lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency impacts for international leases.
Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. These variable lease payments are recognized in the unaudited condensed consolidated statements of operations in the period in which the obligation for those payments is incurred. Variable lease payments primarily consist of payments dependent on sales in brand and factory house stores. The Company has elected to combine lease and non-lease components in the determination of lease costs for its leases. The lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain to exercise those options.
As a result of the impacts of COVID-19, the Company sought concessions from landlords for certain leases of brand and factory house stores in the form of rent deferrals or rent waivers. Consistent with updated guidance from the FASB in April 2020, the Company elected to account for treating these concessions as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial change in the Company's obligations.
The Company's rent deferrals had no impact to rent expense during the three months ended March 31, 2021 and amounts deferred and payable in future periods have been included in short term lease liability on the Company's unaudited condensed consolidated balance sheet as of March 31, 2021. The Company's rent waivers, which were recorded as a reduction of rent expense, were not material for the three months ended March 31, 2021 and 2020, respectively.

Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's unaudited condensed consolidated statement of operations, for the periods indicated:

	Three months ended March 31,
(In thousands)	2021	2020
Operating lease costs	$34,935	$37,872
Variable lease costs	$2,920	$1,986
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	March 31, 2021	December 31, 2020	March 31, 2020
Weighted average remaining lease term (in years)	9.05	9.12	9.64
Weighted average discount rate	3.82%	3.83%	3.99%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$45,909	$36,547
Leased assets obtained in exchange for new operating lease liabilities	$4,074	$72,963
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating lease liabilities as of March 31, 2021:

(In thousands)
2021	$150,290
2022	163,805
2023	143,554
2024	124,776
2025	96,576
2026 and thereafter	467,029
Total lease payments	$1,146,030
Less: Interest	183,820
Total present value of lease liabilities (1)	$962,210

(1) Amounts above reflect lease liabilities associated with the Company's New York City flagship store, in which the lease commenced on March 1, 2020. See Note 3 to the Company's Annual Report on Form 10-K for Fiscal 2020 for a discussion of the impairment associated with this ROU lease asset.
As of March 31, 2021, the Company has additional operating lease obligations that have not yet commenced of approximately $5.5 million which are not reflected in the table above.

NOTE 5. CREDIT FACILITY AND OTHER LONG TERM DEBT
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances. In May 2020, the Company entered into an amendment to the credit agreement (the “amendment” and, the credit agreement as amended, the “amended credit agreement” or the “revolving credit facility”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the revolving credit facility, respectively. As of March 31, 2020, there was $600.0 million outstanding under the revolving credit facility (prior to its amendment), which the Company had borrowed as a precautionary measure in connection with the uncertain conditions created by COVID-19 in early calendar year 2020.
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
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2021, there was $4.3 million of letters of credit outstanding. (December 31, 2020 and March 31, 2020 had $4.3 million and $5.0 million, respectively).
The obligations of the Company under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of Under Armour, Inc., subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of Under Armour, Inc. and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of Under Armour Inc. holding certain real property and other customary exceptions.
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit the Company's ability to, among other things: incur additional secured and unsecured indebtedness; pledge the assets as security; make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments (including a temporary suspension of certain voluntary restricted payments during the covenant suspension period (as defined below)).
The Company is also required to comply with specific consolidated leverage and interest coverage ratios during specified periods. Under the amended credit agreement, the Company is required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. However, the amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio) and the interest coverage covenant beginning with the quarter ended June 30, 2020, and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the "covenant suspension period"), as summarized below and described in more detail in the amended credit agreement:
•For the fiscal quarters ending March 31, 2021 and June 30, 2021, compliance with the interest coverage covenant and the leverage covenant are both suspended. Beginning on September 30, 2020 through and including December 31, 2021, the Company must instead maintain minimum liquidity of $550.0 million (the “liquidity covenant”) (with liquidity being the sum of certain cash and cash equivalents held by the Company and its subsidiaries and available borrowing capacity under the amended credit agreement).

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
As of March 31, 2021, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature and similar to the prior credit agreement, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
During the covenant suspension period, the applicable margin for loans is 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. During the covenant suspension period, the commitment fee rate is 0.40% per annum. Otherwise, the Company pays a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. For the three months ended March 31, 2021 and 2020, the weighted average interest rate under the revolving credit facility borrowings was nil and 3.2%, respectively. As of March 31, 2021, the commitment fee was 15.0 basis points. The Company incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.
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
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) was $488.8 million, after deducting the initial purchasers’ discount and estimated offering expenses paid by the Company, of which the Company used $47.9 million to pay the cost of the capped call transactions described below. The Company utilized $439.9 million to repay indebtedness that was outstanding under its revolving credit facility at the time, and to pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of the Company’s subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of the Company’s Class C common stock or a combination of cash and shares of Class C common stock, at the Company’s election, as described further below. The initial conversion rate is 101.8589 shares of the Company’s Class C common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C common stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders may (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more of the following conditions:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class C common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class C common stock and the conversion rate on each such trading day;
•upon the occurrence of specified corporate events or distributions on the Company’s Class C common stock; or
•if the Company calls any Convertible Senior Notes for redemption prior to the close of business on the business day immediately preceding January 1, 2024.
On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for the three months ended March 31, 2021 was 6.8%.

The following table illustrates the components of the Convertible Senior Notes for the periods indicated:

	Balance As of
(In thousands)	March 31, 2021	December 31, 2020
Liability component
Principal	$500,000	$500,000
Unamortized debt discount	(73,821)	(79,031)
Unamortized issuance costs	(7,879)	(8,501)
Net carrying amount	$418,300	$412,468

Equity component, net of issuance costs	$71,646	$88,672

The following table illustrates the components of interest expense relating to the Convertible Senior Notes. There was no such comparable interest expense recorded for the same period in the prior fiscal year as the Convertible Senior Notes were not yet outstanding.

Three months ended March 31,
(In thousands)	2021
Coupon interest	$1,875
Non-cash amortization of debt discount	5,210
Amortization of deferred financing costs	622
Convertible senior notes interest expense	$7,707

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
Interest Expense
Interest expense, net, was $14.1 million and $6.0 million for the three months ended March 31, 2021 and 2020, respectively, inclusive of amounts related to the Senior Convertible Notes, as detailed above. Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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

On December 4, 2020, the Company and Mr. Plank filed a motion to dismiss the TAC for failure to state a claim. That motion is currently pending.

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
In February 2021, the court issued notices of contemplated dismissal for lack of jurisdiction without prejudice pursuant to Maryland Rule 2-507 in the Klein matter (as to the individual defendants and Under Armour) and in the Cordell matter (as to the individual defendants). Consistent with these notices, in March 2021, the court issued (i) an order dismissing the Klein matter as to the individual defendants and Under Armour for lack of jurisdiction without prejudice; and (ii) an order dismissing the Cordell matter as to the individual defendants for lack of jurisdiction without prejudice. On March 16, 2021, the court issued a notice of contemplated dismissal for lack of jurisdiction without prejudice pursuant to Maryland Rule 2-507 in the Salo matter (as to the individual defendants and Under Armour). On March 23, 2021, the plaintiff in the Salo matter filed a motion to defer entry of an order of dismissal. That motion is currently pending.
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
On January 27, 2021, the court entered an order consolidating for all purposes the Andersen, Olin, Smith and Viskovich actions into a single action under the caption Andersen v. Plank, et al. (the “Federal Court Derivative Action”). In February 2021, counsel for the Smith and Olin plaintiffs, on the one hand, and counsel for the Andersen and Viskovich plaintiffs, on the other hand, filed motions seeking to be appointed as lead counsel in the Federal Court Derivative Action. These motions are currently pending.
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Wells Notices
On May3, 2021, the Company announced that it entered into a settlement with the SEC resolving the previously announced SEC investigation related to disclosure and the impact of certain “pull forward” sales for the third quarter of 2015 through the fourth quarter of 2016. The Company agreed to pay a civil monetary penalty of $9.0 million and to cease and desist from committing or causing any violations and any future violations of Section 17(a)(2) and (a)(3) of the Securities Act and Sections 13(a) or the Exchange Act and specific rules thereunder while neither admitting nor denying the SEC’s findings. The SEC Staff has confirmed that it does not intend to recommend that any enforcement action be taken against the Company’s Executive Chairman, Chief Financial Officer or any other member of management in connection with this investigation.This settlement resolves all outstanding SEC claims with respect to the investigation that was the subject of the previously disclosed Wells Notices received by the Company and its Executive Chairman and Chief Financial Officer.
As previously announced, the Company had also received requests for documents and information from the U.S. Department of Justice (the “DOJ”) arising out of substantially the same matters. The Company has not received any requests from the DOJ since the second quarter of 2020, and although there can be no assurance, absent new information, the Company does not currently anticipate additional engagement with the DOJ relating to this matter.
NOTE 7. FAIR VALUE MEASUREMENTS
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

Our financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2021, December 31, 2020 and March 31, 2020:

	March 31, 2021			December 31, 2020			March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	$—	$(13,173)	$—	$—	$(22,122)	$—	$—	$35,971	$—
TOLI policies held by the Rabbi Trust	$—	$8,001	$—	$—	$7,697	$—	$—	$5,471	$—
Deferred Compensation Plan obligations	$—	$(14,641)	$—	$—	$(14,314)	$—	$—	$(10,443)	$—
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
As of March 31, 2021 and December 31, 2020 the fair value of the Company's Convertible Senior Notes was $982.9 million and $828.2 million, respectively. The Company did not have Convertible Senior Notes as of March 31, 2020.
As of March 31, 2021, December 31, 2020, and March 31, 2020, the fair value of the Company's Senior Notes was $602.2 million, $602.6 million and $551.5 million, respectively.
The carrying value of the Company's other long term debt approximated its fair value as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

NOTE 8. RISK MANAGEMENT AND DERIVATIVES
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

The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2021, the Company has hedge instruments primarily for:
•British Pound/U.S. Dollar;
•Euro/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•U.S. Dollar/Canadian Dollar;
•U.S. Dollar/Mexican Peso; and
•U.S. Dollar/Japanese Yen currency pairs.
All derivatives are recognized on the unaudited condensed consolidated balance sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments within the unaudited condensed consolidated balance sheets. Refer to Note 7 of the unaudited condensed consolidated financial statements for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	March 31, 2021	December 31, 2020	March 31, 2020
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,759	$—	$35,087
Foreign currency contracts	Other long term assets	727	—	4,791
Total derivative assets designated as hedging instruments		$2,486	$—	$39,878

Foreign currency contracts	Other current liabilities	$13,021	$17,601	$789
Foreign currency contracts	Other long term liabilities	3,331	6,469	—
Total derivative liabilities designated as hedging instruments		$16,352	$24,070	$789

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$5,114	$2,384	$8,582
Total derivative assets not designated as hedging instruments		$5,114	$2,384	$8,582

Foreign currency contracts	Other current liabilities	$1,087	$6,464	$1,740
Total derivative liabilities not designated as hedging instruments		$1,087	$6,464	$1,740

The following table presents the amounts in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items.

	Three months ended March 31,
	2021		2020
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,257,195	$(3,147)	$930,240	$1,788
Cost of goods sold	$628,554	$(2,218)	$499,256	$1,117
Interest expense, net	$(14,137)	$(9)	$(5,960)	$(9)
Other income (expense), net	$(7,180)	$—	$1,534	$21

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss).

(In thousands)	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$4,656	$(5,365)	$(15,886)
Interest rate swaps	(541)	—	(9)	(531)
Total designated as cash flow hedges	$(26,449)	$4,656	$(5,374)	$(16,417)

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$(6,005)	$46,876	$2,905	$37,965
Interest rate swaps	(577)	—	(9)	(568)
Total designated as cash flow hedges	$(6,582)	$46,876	$2,896	$37,397

The following table presents the amounts in the unaudited condensed consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items.

	Three months ended March 31,
	2021		2020
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(7,180)	$(2,737)	$1,534	$(2,826)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2021, December 31, 2020 and March 31, 2020, the aggregate notional value of the Company's outstanding cash flow hedges was $688.9 million, $812.5 million and $681.5 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 5 of the unaudited condensed consolidated financial statements for a discussion of long term debt. As of March 31, 2021, December 31, 2020 and March 31, 2020, the Company had no outstanding interest rate swap contracts, respectively.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the unaudited condensed consolidated statements of operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited condensed consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited condensed consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2021, December 31, 2020 and March 31, 2020, the total notional value of the Company's outstanding undesignated derivative instruments was $317.7 million, $313.1 million and $303.0 million, respectively.
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
NOTE 9. PROVISION FOR INCOME TAXES
Provision for Income Taxes
The Company computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to ordinary income or loss in the loss jurisdiction. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. For the period ended March 31, 2021, the United States and certain other foreign jurisdictions, primarily in Latin America, were considered loss jurisdictions.These jurisdictions are treated discretely and were excluded from the annual effective tax rate computation for purposes of computing the interim tax provision and a separate annual effective rate was computed for each of these jurisdictions and applied against their respective year-to-date ordinary income or loss. For the comparable period ended March 31, 2020, all global jurisdictions were included in the estimated annual effective tax rate.

The effective rates for income taxes were 11.5% and (3.8)% for the three months ended March 31, 2021 and 2020, respectively. The change in the Company’s effective tax rate was primarily driven by the income tax effect of the United States being considered a loss jurisdiction as of the three months ended March 31, 2021 and the non-recurring recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China during the three months ended March 31, 2021.
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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2020, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of March 31, 2021 the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States federal and the majority of the United States state deferred tax assets. Accordingly, the Company continues to maintain valuation allowances on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against select foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.

NOTE 10. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Numerator
Net income (loss)	$77,752	$(589,681)
Denominator
Weighted average common shares outstanding Class A, B and C	456,014	452,871
Effect of dilutive securities Class A, B, and C	3,212	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	459,226	452,871

Basic net income (loss) per share of Class A, B and C common stock	$0.17	$(1.30)
Diluted net income (loss) per share of Class A, B and C common stock	$0.17	$(1.30)

Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 4.3 million shares of Class A and C common stock outstanding for the three months ended March 31, 2021, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the three months ended March 31, 2020, there were no stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

NOTE 11. SEGMENT DATA AND DISAGGREGATED REVENUE
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
Prior to the sale of MyFitnessPal in December 2020, the CODM also received discrete financial information for the Connected Fitness Segment. However, starting January 1, 2021, the Company no longer reports Connected Fitness as a discrete reportable operating segment (see Note 1 to the unaudited condensed consolidated financial statements). All prior period balances have been recast to conform to current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income.
The Company excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, along with the revenue and costs related to the Company's remaining MMR platforms, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Furthermore, the majority of the costs included within Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing; costs related to the Company’s headquarters such as restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.

The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net revenues
North America	$805,727	$608,980
EMEA	193,883	137,904
Asia-Pacific	210,220	95,686
Latin America	48,311	53,088
Corporate Other (1)	(946)	34,582
Total net revenues	$1,257,195	$930,240

	Three Months Ended March 31,
(In thousands)	2021	2020
Operating income (loss)
North America	$210,562	$(3,773)
EMEA	26,686	3,704
Asia-Pacific	46,513	(36,841)
Latin America	1,457	(48,184)
Corporate Other (1)	(178,328)	(473,086)
Total operating income (loss)	106,890	(558,180)
Interest expense, net	(14,137)	(5,960)
Other income (expense), net	(7,180)	1,534
Income (loss) before income taxes	$85,573	$(562,606)

The following tables summarize the Company's net revenues by product category and distribution channels.

	Three Months Ended March 31,
(In thousands)	2021	2020
Apparel	$810,041	$598,287
Footwear	309,047	209,688
Accessories	117,396	67,748
Net Sales	1,236,484	875,723
License revenues	21,657	19,935
Corporate Other (1)	(946)	34,582
Total net revenues	$1,257,195	$930,240

	Three Months Ended March 31,
(In thousands)	2021	2020
Wholesale	$799,587	$591,772
Direct to Consumer	436,897	283,951
Net Sales	1,236,484	875,723
License revenues	21,657	19,935
Corporate Other (1)	(946)	34,582
Total net revenues	$1,257,195	$930,240
(1) Prior to Fiscal 2021, the Company's Connected Fitness segment was discretely disclosed, however, effective January 1, 2021 Corporate Other now includes the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire

Connected Fitness for Fiscal 2020. All prior period balances were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income (see Note 1 to the unaudited condensed consolidated financial statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations, our plans to reduce our operating expenses, anticipated charges and restructuring costs, projected savings related to our restructuring plans and the timing thereof, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and MD&A herein and under our Annual Report on Form 10-K for Fiscal 2020. These factors include without limitation:
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
The following MD&A is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying Notes to our unaudited condensed consolidated financial statements under Part I of this Quarterly Report on Form 10-Q.
All dollar and percentage comparisons made herein refer to the three months ended March 31, 2021 compared with the three months ended March 31, 2020, unless otherwise stated.

OVERVIEW
We are a leading developer, marketer and distributor of branded performance apparel, footwear and accessories. Our brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles. Our digital strategy is focused on engaging with these consumers and increasing awareness and sales of our products.
In the first quarter of Fiscal 2021, we realized better than expected wholesale and direct-to-consumer sales based on strong demand for the Under Armour brand in North America, Asia-Pacific and EMEA. Strategically and operationally, we remain focused on driving premium brand right growth and improved profitability. In the near term, and particularly in our North American business, we are focused on the quality of our sales driven by four main strategies: reducing our promotional activities; constraining supply against demand; exiting undifferentiated retail; and maintaining an appropriate level of sales to the off-price channel. Over the long term, our growth strategy is predicated on the delivery of industry-leading product innovation; return-driven investments into connecting even more deeply with our consumers through marketing activations and premium experiences; and the expansion of our direct-to-consumer and international businesses.
Quarterly Results
Financial highlights for the three months ended March 31, 2021,as compared to the same period of the prior fiscal year include:
•Total net revenues increased 35.1%.
•Within our channels, wholesale revenue increased 35.1%, and direct-to-consumer revenue increased 53.9%.
•Within our product categories, apparel revenue increased 35.4%, footwear increased 47.4% and accessories revenue increased 73.3%.
•Revenue in our North America, EMEA and Asia-Pacific segments increased 32.3%, 40.6% and 119.7%, respectively, while revenue in our Latin-America segment decreased 9.0%.
•Revenues from Corporate Other decreased 103% primarily due to the sale of MyFitnessPal in December 2020.
•Gross margin increased 370 basis points to 50.0%.
•Selling, general and administrative expense decreased 6.9%.
•Restructuring and impairment charges decreased 98.4% from $436.5 million during the three months ended March 31, 2020 to $7.1 million during the three months ended March 31, 2021.
COVID-19 Update
We continue to see disruption and volatility in our business caused by the COVID-19 pandemic.

In certain locations, our brand and factory house retail stores and the retail stores of our wholesale customers remain closed. Where opening is permitted, some of these retail stores are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.

Governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures and stay-at-home orders, all in an effort to reduce the spread of the virus. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis. For example, we continued to experience store closures in EMEA in the first quarter of Fiscal 2021, with approximately one third of the retail stores where our products are sold being closed as of March 31, 2021. Whereas, on the other hand, in North America, particularly in the United States, COVID-19 restrictions were lower during the quarter ended March 31, 2021, resulting in higher than expected sales.
Management believes the Company will continue to experience varying degrees of volatility, business disruptions and periods of closure of its stores, distribution centers and corporate facilities throughout the remainder of Fiscal 2021. COVID-19 can also disrupt the business of the Company's wholesale customers, licensing partners, suppliers and vendors leading to, among other things, supply chain disruption, increased freight, and ultimately higher commodity costs. There remains a risk that COVID-19 could have material adverse impacts to our future revenue growth as well as to our overall profitability, and it may also lead to higher than normal inventory levels in various markets. As a result, the Company may be forced to offer higher discounts or markdowns, including higher than expected liquidation sales in certain regions to manage inventory levels. In addition, as supply chain disruptions may continue, the timing of sales to our customers may be impacted as we work to manage product availability and inventory levels. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments that are outside of our control.

Further, in connection with global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we recognized certain incentives totaling $1.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. The incentives were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
Segment Presentation and Marketing
Starting in the first quarter of Fiscal 2021, we no longer view Connected Fitness as a discrete reportable operating segment. Effective January 1, 2021, Corporate Other now includes the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. Please refer to Note 1 for a basis of our presentation and to Note 11 for a complete presentation of the segment data. All prior period balances have been recast to conform to current period presentation.
Corporate Other consists largely of revenue and costs related to our MMR platforms, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and impairment related charges; and certain foreign currency hedge gains and losses.
Fiscal Year End Change
During the fourth quarter of Fiscal 2020, our Board of Directors authorized a change in our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Because our largest quarters are currently realized in the period from July 1 through December 31, we believe that this change will provide greater alignment with our business cycle and financial reporting. There will be no change to Fiscal 2021, which will end on December 31, 2021 and is expected to be reported in February of 2022. Following a three month-transition period (January 1 – March 31, 2022), our Fiscal 2023 will run from April 1, 2022 through March 31, 2023. Consequently, there will be no Fiscal 2022.
2020 Restructuring
During Fiscal 2020, our Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs ("2020 restructuring plan") designed to rebalance our cost base to further improve profitability and cash flow generation.

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
During the three months ended March 31, 2021 and 2020, we recorded $7.1 million and $301.1 million of restructuring and related impairment charges, respectively, under the 2020 restructuring plan. For more details on our 2020 restructuring plan, please see Note 3 to our unaudited condensed consolidated financial statements.
These charges require us to make certain judgments and estimates regarding the amount and timing of restructuring and related impairment charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate.

GENERAL
Net revenues are comprised of net sales, license revenues and revenues from digital subscriptions and advertising. Net sales are comprised of sales from our primary product categories, which are apparel, footwear and accessories. Our license revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on their products.
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products and write downs for inventory obsolescence. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with digital subscription and advertising revenues, primarily website hosting costs, and no cost of goods sold is associated with our license revenues.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold, however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $23.3 million and $14.9 million for the three months ended March 31, 2021 and 2020, respectively.
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories. The marketing category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club and collegiate sponsorship agreements, individual athlete and influencer agreements, and providing and selling products directly to teams and individual athletes. Media includes digital, broadcast and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing costs are an important driver of our growth.
Other income (expense), net consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. We also include rent expense relating to lease assets held solely for sublet purposes, which is comprised entirely of the lease related to our New York City flagship store.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net revenues	$1,257,195	$930,240
Cost of goods sold	628,554	499,256
Gross profit	628,641	430,984
Selling, general and administrative expenses	514,638	552,701
Restructuring and impairment charges	7,113	436,463
Income (loss) from operations	106,890	(558,180)
Interest expense, net	(14,137)	(5,960)
Other income (expense), net	(7,180)	1,534
Income (loss) before income taxes	85,573	(562,606)
Income tax expense	9,881	21,547
Income (loss) from equity method investments	2,060	(5,528)
Net income (loss)	$77,752	$(589,681)

	Three Months Ended March 31,
(As a percentage of net revenues)	2021	2020
Net revenues	100.0%	100.0%
Cost of goods sold	50.0%	53.7%
Gross profit	50.0%	46.3%
Selling, general and administrative expenses	40.9%	59.4%
Restructuring and impairment charges	0.6%	46.9%
Income (loss) from operations	8.5%	(60.0)%
Interest expense, net	(1.1)%	(0.6)%
Other income (expense), net	(0.6)%	0.2%
Income (loss) before income taxes	6.8%	(60.5)%
Income tax expense	0.8%	2.3%
Loss from equity method investment	0.2%	(0.6)%
Net income (loss)	6.2%	(63.4)%

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net revenues increased $327.0 million, or 35.1%, to $1,257.2 million from $930.2 million in 2020. Net revenues by product category are summarized below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Apparel	$810,041	$598,287
Footwear	309,047	209,688
Accessories	117,396	67,748
Net Sales	1,236,484	875,723
License revenues	21,657	19,935
Corporate Other (1)	(946)	34,582
Total net revenues	$1,257,195	$930,240
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate Other is the operating results of the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness for Fiscal 2020. All prior period balances were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income (see Note 1 to our unaudited condensed consolidated financial statements).
The increase in net sales was driven by increased unit sales across all our product categories including apparel, footwear and accessories. During the first quarter of Fiscal 2020, we experienced significant disruption across all channels of our business, as developments related to COVID-19 resulted in cancellations of orders by our wholesale partners and closures of retail locations worldwide including our own brand and factory house stores as well as wholesaler retail locations. In addition to higher demand for our products relative to the prior year, nearly half of the net sales growth was related to the previously disclosed impact of COVID-19 resulting in changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021.
License revenues increased $1.7 million, or 8.6%, to $21.7 million for the three months ended March 31, 2021 from $19.9 million during the same period in Fiscal 2020 primarily due to increased revenue from our licensing partners in North America.
Revenues from Corporate Other decreased $35.5 million for the three months ended March 31, 2021 compared to the same period in Fiscal 2020 primarily as the result of the sale of MyFitnessPal in December 2020. See Note 1 to our unaudited condensed consolidated financial statements for more details.
Gross profit increased $197.7 million to $628.6 million for the three months ended March 31, 2021 from $431.0 million during the same period in Fiscal 2020. Gross profit as a percentage of net revenues, or gross margin, increased 370 basis points to 50.0% for the three months ended March 31, 2021, compared to 46.3% during the same period in Fiscal 2020. This increase in gross margin was primarily driven by the following:
•approximately 270 basis points of pricing improvements driven by lower promotional activity within our direct to consumer channel along with lower promotions and markdowns within our wholesale channel;
•approximately 130 basis points of supply chain benefits, including lower returns and product cost improvements;
•approximately 50 basis points of benefit driven by channel mix as a result of a lower mix of off-price sales in the quarter along with a higher mix of e-commerce sales which carry higher gross margins; and
•approximately 30 basis points of benefit driven by regional mix.
These increases were partially offset by an approximate 140 basis point negative impact due to the sale of MyFitnessPal.
Selling, general and administrative expenses decreased $38.1 million, or 6.9%, to $514.6 million for the three months ended March 31, 2021 from $552.7 million during the same period in Fiscal 2020. Within selling, general and administrative expenses:
•Marketing costs decreased $15.2 million to $138.7 million from $154.0 million. This decrease was primarily driven by reduced rights fees for sports marketing assets. As a percentage of net revenues, marketing costs decreased to 11.0% from 16.5%.
•Other costs decreased $22.9 million to $375.9 million from $398.8 million. This decrease was driven primarily by lower legal expense and lower depreciation mostly due to reductions in capital expenditures and asset write offs incurred under our 2020 restructuring plan. These decreases were partially offset by higher incentive compensation expenses. As a percentage of net revenues, other costs decreased to 29.9% from 42.9%.
As a percentage of net revenues, total selling, general and administrative expenses decreased to 40.9% for the three months ended March 31, 2021 compared to 59.4% during the same period in Fiscal 2020.
Restructuring and impairment charges were $7.1 million and $436.5 million for the three months ended March 31, 2021 and 2020, respectively. Refer to the "2020 restructuring" section above for further discussion of the 2020 restructuring plan. In addition, restructuring and impairment charges were lower this quarter compared to the prior fiscal year as a result of approximately $135 million of goodwill and long-lived asset impairment charges that were recorded in the first quarter of Fiscal 2020.
Income from operations increased $665.1 million to $106.9 million for the three months ended March 31, 2021 from a loss of $558.2 million, primarily driven by increased revenues in Fiscal 2021 along with significantly lower restructuring and impairment charges compared to the prior year.
Interest expense, net increased $8.2 million to $14.1 million for the three months ended March 31, 2021 from $6.0 million during the same period in Fiscal 2020. This increase was primarily due to interest expense associated with our 1.50% Convertible Senior Notes issued in May 2020.

Other income (expense), net decreased $8.7 million to an expense of $7.2 million for the three months ended March 31, 2021 from income of $1.5 million during the same period in Fiscal 2020. This decrease was primarily due to foreign exchange losses and rent expense incurred in connection with our New York City flagship store.
Income tax expense decreased $11.6 million to $9.9 million during the three months ended March 31, 2021 from income tax expense of $21.5 million during the same period in Fiscal 2020. For the the three months ended March 31, 2021, our effective tax rate was 11.5% compared to (3.8)% for the same period in Fiscal 2020. The change in our effective tax rate was primarily driven by the income tax effect of the United States being considered a loss jurisdiction during the three months ended March 31, 2021 and the non-recurring recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China during the three months ended March 31, 2020.
Income (loss) from equity method investment was $2.1 million for the three months ended March 31, 2021 compared to a loss of $5.5 million during the same period in Fiscal 2020. These results primarily reflect our allocable share of the net income of our Japanese licensee, Dome, in which we hold a minority investment. See Note 2 to our unaudited condensed consolidated financial statements, under Equity Method Investment, for more details.
SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America.
Prior to the sale of MyFitnessPal in December 2020, our CODM also received discrete financial information for our Connected Fitness Segment. However, starting January 1, 2021, we no longer report Connected Fitness as a discrete reportable operating segment (see Note 1 to our unaudited condensed consolidated financial statements). All prior period balances have been recast to conform to current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income.
We exclude certain corporate costs from our segment profitability measures. We report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments performance. The costs included within Corporate Other consists largely of revenue and costs related to our MMR platforms, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change	% Change
North America	$805,727	$608,980	$196,747	32.3%
EMEA	193,883	137,904	55,979	40.6%
Asia-Pacific	210,220	95,686	114,534	119.7%
Latin America	48,311	53,088	(4,777)	(9.0)%
Corporate Other (1)	(946)	34,582	(35,528)	(102.7)%
Total net revenues	$1,257,195	$930,240	$326,955	35.1%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate Other is the operating results of the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness for Fiscal 2020. All prior period balances were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income (see Note 1 to our financial statements).
The increase in total net revenues was driven by the following:
•Net revenues in our North America operating segment increased $196.7 million to $805.7 million for the three months ended March 31, 2021 from $609.0 million during the same period in Fiscal 2020. This increase was driven by increased unit sales within both our wholesale and direct-to-consumer channels due to increased demand, as well as the previously disclosed timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021.
•Net revenues in our EMEA operating segment increased $56 million to $193.9 million for the three months ended March 31, 2021 from $137.9 million during the same period in Fiscal 2020, primarily due to wholesale channels, inclusive of the previously disclosed impact of COVID-19 resulting in timing shifts related to changes in customer order flow and supply chain from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. Additionally, we experienced growth in our direct-to-consumer channel, led by e-commerce, partially offset by impacts due to retail store closures in the quarter connected with COVID-19.
•Net revenues in our Asia-Pacific operating segment increased $114.5 million to $210.2 million for the three months ended March 31, 2021 from $95.7 million, primarily due to increased unit sales within our wholesale channel inclusive of the previously disclosed impact of COVID-19 resulting in timing shifts related to changes in customer order flow and supply chain from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. Within our direct-to-consumer channel, we continued to experience growth in e-commerce, as well as our retail stores, as a majority of our owned and operated stores were open throughout the quarter.
•Net revenues in our Latin America operating segment decreased $4.8 million to $48.3 million for the three months ended March 31, 2021 from $53.1 million during the same period in Fiscal 2020. This decrease was primarily due to decreased unit sales within our wholesale channel, offset partially by increased unit sales within our direct-to-consumer channel, led by e-commerce.
The decrease in Corporate Other is primarily due to the sale of MyFitnessPal which was included in the presentation for the three months ended March 31, 2020, but not included during the current fiscal quarter as this business was sold in December 2020.
Operating income by segment and Corporate Other is summarized below:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change	% Change
North America	$210,562	$(3,773)	$214,335	5680.8%
EMEA	26,686	3,704	22,982	620.5%
Asia-Pacific	46,513	(36,841)	83,354	226.3%
Latin America	1,457	(48,184)	49,641	103.0%
Corporate Other	(178,328)	(473,086)	294,758	62.3%
Total operating income	$106,890	$(558,180)	$665,070	119.1%

The increase in total operating income was driven by the following:
•Operating income in our North America operating segment increased $214.3 million to $210.6 million for the three months ended March 31, 2021 from a loss of $3.8 million during the same period in Fiscal 2020. This increase was primarily driven by increases in net revenues discussed above, along with improvements in gross margin due to better pricing, lower promotional activity and product costing benefits. Additionally, North America benefited from lower marketing spend and from the absence of long-lived asset impairment charges recorded for the three month period ended March 31, 2020.
•Operating income in our EMEA operating segment increased $23.0 million to $26.7 million for the three months ended March 31, 2021 from $3.7 million during the same period in Fiscal 2020, primarily driven by increases in net revenues discussed above, along with improving gross margin driven by a higher mix of direct-to-consumer sales. Partially offsetting these cost improvements was higher distribution costs and selling expenses related to e-commerce.

•Operating income in our Asia-Pacific operating segment increased $83.4 million to $46.5 million for the three months ended March 31, 2021 from a loss of $36.8 million during the same period in Fiscal 2020, primarily driven by increases in revenue discussed above, and the absence of long-lived asset impairment charges recorded for the three month period ended March 31, 2020. Offsetting these savings was higher marketing and distribution costs.
•Operating income in our Latin America operating segment increased $49.6 million to $1.5 million for the three months ended March 31, 2021 from a loss of $48.2 million during the same period in Fiscal 2020. This increase is primarily driven by the absence of goodwill impairment charges and long-lived asset impairment charges that were recorded during the three months ended March 31, 2020.
•Operating loss in our Corporate Other segment decreased $294.8 million to $178.3 million for the three months ended March 31, 2021 compared to $473.1 million during the same period in Fiscal 2020.This decrease is primarily driven by the non-reoccurrence of $301.1 million of restructuring and related impairment charges and higher legal expenses recorded during the three months ended March 31, 2020. The decrease in Corporate Other was partially offset by higher incentive compensation expense due to improved business performance.

FINANCIAL POSITIONS, CAPITAL RESOURCES AND LIQUIDITY
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
As of March 31, 2021 we had $1.3 billion of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis.
We are currently required to maintain a specified amount of "minimum liquidity" under the terms of our revolving credit facility. Our credit agreement limits our ability to incur additional indebtedness. We currently expect to be able to comply with these requirements without pursuing additional sources of financing to support our liquidity over the next twelve months.
If the COVID-19 pandemic persists or there are unexpected impacts to our business during this period and we need to raise or conserve additional cash to fund our operations or satisfy this requirement, we may consider additional alternatives similar to those we used in Fiscal 2020, including further reducing our expenditures, changing our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession or a slow recovery could adversely affect our business and liquidity.

Refer to our “Risk Factors” section included in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(150,588)	$(366,712)
Investing activities	(7,904)	(68,841)
Financing activities	(3,443)	598,952
Effect of exchange rate changes on cash and cash equivalents	(6,900)	8,761
Net increase (decrease) in cash and cash equivalents	$(168,835)	$172,160

Cash flows used in operating activities
Cash flows provided by operating activities increased by $216.1 million compared to the prior fiscal year, primarily driven by an increase in net income, before the impact of non-cash items, of $187.1 million and an increase in changes from working capital of $29.0 million. The increase from changes in working capital were primarily due to increases of:
•$355.8 million resulting from a change in other non current assets, primarily due to the commencement of our New York City flagship store and the related operating lease ROU which was included in Fiscal 2020;
•$112.6 million resulting from a change in accounts payable; and
•$108.9 million resulting from a change in inventories.
These increases in working capital were partially offset by decreases in working capital of:
•$348.2 million resulting from changes in accrued expenses, as Fiscal 2020 included higher accrued expenses resulting from longer payment terms associated with impacts from COVID-19, and
•$198.1 million resulting from changes in accounts receivable primarily due to our previously disclosed changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021.

Investing Activities
Cash flows used in investing activities decreased by $60.9 million compared to the prior fiscal year, primarily as a result of reduced spending on capital expenditures of $23.0 million in Fiscal 2021 and the absence of $37.3 million of acquisition-related activity that occurred in the three months ended March 31, 2020.

Financing Activities
Cash flows provided by financing activities decreased by $602.4 million compared to the prior fiscal year, primarily due to the absence of $600.0 million of net borrowings made under the Revolver during the three months ended March 31, 2020.
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances. In May 2020,we entered into an amendment to the credit agreement (the “amendment” and, the credit agreement as amended, the “amended credit agreement” or the “revolving credit facility”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the revolving credit facility, respectively. As of March 31, 2020, there was $600.0 million outstanding under the revolving credit facility (prior to its amendment), which we had borrowed as a precautionary measure in connection with the uncertain conditions created by COVID-19 in early calendar year 2020.
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
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2021, there was $4.3 million of letters of credit outstanding. (December 31, 2020 and March 31, 2020 had $4.3 million and $5.0 million, respectively).
Our obligations under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of Under Armour, Inc., subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of Under Armour, Inc. and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of Under Armour, Inc. holding certain real property and other customary exceptions.
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things: incur additional secured and unsecured indebtedness; pledge our assets as security; make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments (including a temporary suspension of certain voluntary restricted payments during the covenant suspension period (as defined below)).
We are also required to comply with specific consolidated leverage and interest coverage ratios during specified periods.Under the amended credit agreement, we are required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant"), and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. However, the amended credit agreement provides for suspensions of and adjustments to the leverage covenant (including definitional changes impacting the calculation of the ratio) and the interest coverage covenant beginning with the quarter ended June 30, 2020 and ending on the date on which financial statements for the quarter ended June 30, 2022 are delivered to lenders under the amended credit agreement (the "covenant suspension period"), as summarized below and described in more detail in the amended credit agreement:
•For the fiscal quarters ending March 31, 2021 and June 30, 2021, compliance with the interest coverage covenant and the leverage covenant are both suspended. Beginning on September 30, 2020 through and including December 31, 2021, we must instead maintain minimum liquidity of $550.0 million (the “liquidity covenant”) (with liquidity being the sum of certain cash and cash equivalents held by us and our subsidiaries and available borrowing capacity under the amended credit agreement).
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
During the covenant suspension period, the applicable margin for loans is 2.00% for adjusted LIBOR loans and 1.00% for alternate base rate loans. Otherwise, borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, or (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars or the applicable currency in which the loans are made (“adjusted LIBOR”), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the consolidated leverage ratio and ranges between 1.25% to 1.75% for adjusted LIBOR loans and 0.25% to 0.75% for alternate base rate loans. During the covenant suspension period, the commitment fee rate is 0.40% per annum. Otherwise, we pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. For the three months ended March 31, 2021 and 2020, the weighted average interest rate under the revolving credit facility borrowings was nil and 3.2%, respectively. As of March 31, 2021, the commitment fee was 15.0 basis points. We incurred and deferred $7.2 million in financing costs in connection with the amended credit agreement.

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
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) was $488.8 million, after deducting the initial purchasers’ discount and estimated offering expenses we paid, of which we used $47.9 million to pay the cost of the capped call transactions described below. We utilized $439.9 million to repay indebtedness that was outstanding under our revolving credit facility at the time, and to pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of our subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of our Class C common stock or a combination of cash and shares of Class C common stock, at our election, as described further below. The initial conversion rate is 101.8589 shares of our Class C common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C common stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, the Convertible Senior Notes will be convertible only upon satisfaction of one or more of the following conditions:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our Class C common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class C common stock and the conversion rate on each such trading day;
•upon the occurrence of specified corporate events or distributions on our Class C common stock; or
•if we call any Convertible Senior Notes for redemption prior to the close of business on the business day immediately preceding January 1, 2024.
As of March 31, 2021, none of the above conditions have been satisfied.
On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
If we undergoes a fundamental change (as defined in the indenture governing the Convertible Senior Notes) prior to the maturity date, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes in principal amounts of $1,000 or an integral multiple thereof at a price which will be equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Concurrently with the offering of the Convertible Senior Notes, we entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association and Citibank, N.A. (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to our Class C common stock upon any conversion of Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $13.4750 per share of our Class C common stock, representing a premium of 75% above the last reported sale price of our Class C common stock on May 21, 2020, and is subject to certain adjustments under the terms of the capped call transactions.
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
3.250% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the “Senior Notes”). The proceeds were used to pay down amounts outstanding under the revolving credit facility, at the time. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Senior Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or a "make-whole" amount applicable to such Senior Notes as described in the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Interest Expense
Interest expense, net, was $14.1 million and $6.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense includes the amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities.
We monitor the financial health and stability of our lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

CONTRACTUAL COMMITMENTS AND CONTINGENCIES
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for Fiscal 2020, as updated in our Form 10-Q for the quarter ended March 31, 2021.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2020. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Annual Report on Form 10-K for Fiscal 2020. Other than adoption of recent accounting standards as discussed in Note 2 of our unaudited condensed consolidated financial statements, there were no significant changes to our critical accounting policies during the three months ended March 31, 2021.

Recently Issued Accounting Standards
Refer to Note 2 of our unaudited condensed consolidated financial statements, included in this Form 10-Q, for our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2020. For a discussion of our exposure to market risk, refer to our Annual Report on Form 10-K for Fiscal 2020.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and other proceedings, including matters related to commercial and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 6 to our unaudited condensed consolidated financial statements for information on certain legal proceedings, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.
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
Date: May 7, 2021