Form 10-Q
period 2021-06-30
Under Armour, Inc.
filed 2021-08-05
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
 _____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2021 there were 188,645,131 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 245,183,088 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$1,349,793	$1,517,361	$1,079,409
Accounts receivable, net	639,176	527,340	568,430
Inventories	881,117	895,974	1,198,509
Prepaid expenses and other current assets, net	273,099	282,300	242,661
Total current assets	3,143,185	3,222,975	3,089,009
Property and equipment, net	619,116	658,678	702,885
Operating lease right-of-use assets	493,014	536,660	568,010
Goodwill	499,541	502,214	486,868
Intangible assets, net	12,110	13,295	38,748
Deferred income taxes	25,046	23,930	42,589
Other long term assets	79,497	72,876	75,232
Total assets	$4,871,509	$5,030,628	$5,003,341
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility, current	$—	$—	$250,000
Accounts payable	613,566	575,954	664,288
Accrued expenses	346,530	378,859	266,399
Customer refund liabilities	179,407	203,399	199,016
Operating lease liabilities	145,014	162,561	148,408
Other current liabilities	77,445	92,503	90,503
Total current liabilities	1,361,962	1,413,276	1,618,614
Long term debt, net of current maturities	804,621	1,003,556	987,949
Operating lease liabilities, non-current	757,540	839,414	892,465
Other long term liabilities	100,676	98,389	80,899
Total liabilities	3,024,799	3,354,635	3,579,927
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2021, December 31, 2020 and June 30, 2020; 188,625,177 shares issued and outstanding as of June 30, 2021, 188,603,686 shares issued and outstanding as of December 31, 2020, and 188,460,784 shares issued and outstanding as of June 30, 2020.	63	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2021, December 31, 2020 and June 30, 2020.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2021, December 31, 2020 and June 30, 2020; 245,143,950 shares issued and outstanding as of June 30, 2021, 231,953,667 shares issued and outstanding as of December 31, 2020, and 231,353,704 shares issued and outstanding as of June 30, 2020.	81	77	77
Additional paid-in capital	1,084,018	1,061,173	1,044,055
Retained earnings	806,140	673,855	450,750
Accumulated other comprehensive loss	(43,603)	(59,185)	(71,541)
Total stockholders’ equity	1,846,710	1,675,993	1,423,414
Total liabilities and stockholders’ equity	$4,871,509	$5,030,628	$5,003,341
Commitments and contingencies (Note 6)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$1,351,534	$707,640	$2,608,729	$1,637,880
Cost of goods sold	682,713	358,471	1,311,267	857,727
Gross profit	668,821	349,169	1,297,462	780,153
Selling, general and administrative expenses	545,003	479,906	1,059,641	1,032,607
Restructuring and impairment charges	2,613	38,937	9,726	475,400
Income (loss) from operations	121,205	(169,674)	228,095	(727,854)
Interest income (expense), net	(13,307)	(11,336)	(27,444)	(17,296)
Other income (expense), net	(38,494)	(4,843)	(45,674)	(3,309)
Income (loss) before income taxes	69,404	(185,853)	154,977	(748,459)
Income tax expense (benefit)	10,027	(3,137)	19,908	18,410
Income (loss) from equity method investments	(170)	(179)	1,890	(5,707)
Net income (loss)	$59,207	$(182,895)	$136,959	$(772,576)

Basic net income (loss) per share of Class A, B and C common stock	$0.13	$(0.40)	$0.30	$(1.70)
Diluted net income (loss) per share of Class A, B and C common stock	$0.13	$(0.40)	$0.30	$(1.70)

Weighted average common shares outstanding Class A, B and C common stock
Basic	459,604	454,121	457,793	453,496
Diluted	462,286	454,121	460,740	453,496
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$59,207	$(182,895)	$136,959	$(772,576)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,078	6,636	10,396	(41,042)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $706 and $2,958 for the three months ended June 30, 2021 and 2020, respectively, and $(527) and $(8,477) for the six months ended June 30, 2021 and 2020, respectively.	(3,745)	(8,798)	5,053	23,746
Gain (loss) on intra-entity foreign currency transactions	2,648	874	133	(3,480)
Total other comprehensive income (loss)	5,981	(1,288)	15,582	(20,776)
Comprehensive income (loss)	$65,188	$(184,183)	$152,541	$(793,352)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	188,451	$62	34,450	$11	231,150	$77	$985,831	$634,452	$(70,253)	$1,550,180
Exercise of stock options	2	—	—	—	2	—	14	—	—	14
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(807)	—	(807)
Issuance of Class A Common Stock, net of forfeitures	8	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	202	—	1,195	—	—	1,195
Stock-based compensation expense	—	—	—	—	—	—	12,792	—	—	12,792
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	44,223	—	—	44,223
Comprehensive loss	—	—	—	—	—	—	—	(182,895)	(1,288)	(184,183)
Balance as of June 30, 2020	188,461	$62	34,450	$11	231,354	$77	$1,044,055	$450,750	$(71,541)	$1,423,414

Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
Exercise of stock options	145	—	—	—	133	—	499	—	—	499
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(176)	—	—	(3,660)	—	(3,660)
Issuance of Class A Common Stock, net of forfeitures	27	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,369	1	2,359	—	—	2,360
Stock-based compensation expense	—	—	—	—	—	—	23,257	—	—	23,257
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	44,223	—	—	44,223
Comprehensive loss	—	—	—	—	—	—	—	(772,576)	(20,776)	(793,352)
Balance as of June 30, 2020	188,461	$62	34,450	$11	231,354	$77	$1,044,055	$450,750	$(71,541)	$1,423,414
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	188,622	62	34,450	11	233,935	78	1,072,401	747,231	(49,584)	$1,770,199
Exercise of stock options	3	—	—	—	4	—	17	—	—	$17
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(11)	—	—	(298)	—	$(298)
Issuance of Class A Common Stock, net of forfeitures	—	1	—	—		—	—	—	—	$1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	11,216	3	68	—	—	$71
Stock-based compensation expense	—	—	—	—	—	—	11,532	—	—	$11,532
Comprehensive income (loss)	—	—	—	—	—	—	—	59,207	5,981	$65,188
Balance as of June 31, 2021	188,625	63	34,450	11	245,144	81	1,084,018	806,140	(43,603)	$1,846,710

Balance as of December 31, 2020	188,603	62	34,450	11	231,954	77	1,061,173	673,855	(59,185)	$1,675,993
Exercise of stock options	6	—	—	—	7	—	23	—	—	$23
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(239)	—	—	(4,674)	—	$(4,674)
Issuance of Class A Common Stock, net of forfeitures	16	1	—	—	—	—	—	—	—	$1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	13,422	4	918	—	—	$922
Stock-based compensation expense	—	—	—	—	—	—	21,904	—	—	$21,904
Comprehensive income (loss)	—	—	—	—	—	—	—	136,959	15,582	152,541
Balance as of June 30, 2021	188,625	63	34,450	11	245,144	81	1,084,018	806,140	(43,603)	$1,846,710
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$136,959	$(772,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	70,659	86,919
Unrealized foreign currency exchange rate gain (loss)	12,224	(1,134)
Loss on extinguishment of senior convertible notes	34,728	—
Loss on disposal of property and equipment	1,395	825
Non-cash restructuring and impairment charges	5,588	449,090
Amortization of bond premium	16,337	1,867
Stock-based compensation	21,905	23,258
Deferred income taxes	(1,008)	22,296
Changes in reserves and allowances	(18,429)	19,772
Changes in operating assets and liabilities:
Accounts receivable	(105,690)	126,059
Inventories	22,384	(307,430)
Prepaid expenses and other assets	3,358	77,368
Other non-current assets	38,930	(301,523)
Accounts payable	27,240	46,449
Accrued expenses and other liabilities	(145,488)	230,670
Customer refund liability	(24,430)	(18,630)
Income taxes payable and receivable	5,573	7,310
Net cash provided by (used in) operating activities	102,235	(309,410)
Cash flows from investing activities
Purchases of property and equipment	(28,133)	(50,862)
Sale of property and equipment	1,046	—
Purchase of businesses	—	(38,190)
Net cash used in investing activities	(27,087)	(89,052)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	—	1,288,753
Payments on long term debt and revolving credit facility	(300,001)	(550,000)
Proceeds from capped call	53,000	—
Purchase of capped call	—	(47,850)
Employee taxes paid for shares withheld for income taxes	(4,510)	(2,732)
Proceeds from exercise of stock options and other stock issuances	947	2,859
Payments of debt financing costs	—	(4,823)
Net cash provided by (used in) financing activities	(250,564)	686,207
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,781	4,351
Net increase in (decrease in) cash, cash equivalents and restricted cash	(166,635)	292,096
Cash, cash equivalents and restricted cash
Beginning of period	1,528,515	796,008
End of period	$1,361,880	$1,088,104

Non-cash investing and financing activities
Change in accrual for property and equipment	$3,023	$(11,246)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Under Armour, Inc. (together with its wholly owned subsidiaries, the "Company") is a developer, marketer, and distributor of branded athletic performance apparel, footwear, and accessories. The Company creates products engineered to solve problems and make athletes better. The Company's products are made, sold, and worn worldwide.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries. Certain information in footnote disclosures normally included in annual financial statements were condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. These unaudited condensed consolidated financial statements are presented in U.S. Dollars. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. The unaudited condensed consolidated balance sheet as of June 30, 2021 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Fiscal 2020"), filed with the SEC on February 24, 2021 ("Annual Report on Form 10-K for Fiscal 2020"), which should be read in conjunction with these unaudited condensed consolidated financial statements. The unaudited results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 ("Fiscal 2021"), or any other portions thereof.
Connected Fitness
Prior to January 1, 2021, the Company's previously reported "Connected Fitness" segment was composed of digital subscription and advertising conducted through various platforms, predominantly the MyFitnessPal, MapMyFitness, consisting of applications such as MapMyRun and MapMyRide (collectively "MMR"), and Endomondo platforms. While the Company continues to operate the MMR platforms, MyFitnessPal was sold in December 2020 and Endomondo was wound down in December 2020 as part of the Company's 2020 restructuring plan. As a result of these changes, beginning in the first quarter of Fiscal 2021, the Company no longer reports Connected Fitness as a discrete reportable segment. The operating results of MMR are now included within the Company’s Corporate Other segment. Where applicable, all prior periods that used to separately reflect financial information about the Connected Fitness business have been recast to be included within the Corporate Other reportable segment, in order to conform with current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income.
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
Further, COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving pandemic impacts the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of COVID-19 and the actions that governments around the world may take to contain the virus or treat its impact. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the

Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 2020.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the unaudited condensed consolidated statements of cash flows:

(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$1,349,793	$1,517,361	$1,079,409
Restricted cash	12,087	11,154	8,695
Total Cash, cash equivalents and restricted cash	$1,361,880	$1,528,515	$1,088,104
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. None of the Company's customers accounted for more than 10% of the accounts receivable balance as of June 30, 2021 and December 31, 2020, respectively. One of the company's customers accounted for 11% of the accounts receivable balance as of June 30, 2020. For the three and six months ended June 30, 2021 and 2020, no customer accounted for more than 10% of the Company's net revenues. The Company regularly evaluates the credit risk of the large wholesale customers which make up the majority of the Company's accounts receivable. Refer to the "Credit Losses - Allowance for Doubtful Accounts" below for a discussion of the evaluation of credit losses.
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
Credit is extended to customers based on a credit review. The credit review considers each customer’s financial condition, including a review of the customers established credit rating or, if an established customer rating is not available, then the Company's assessment of the customer’s creditworthiness is based on their financial statements, local industry practices, and business strategy. A credit limit and terms of credit are established for each customer based on the outcome of this review. The Company actively monitors ongoing credit exposure through review of customer balances against terms and payments against due dates. To mitigate credit risk, the Company may require customers to provide security in the form of guarantees, letters of credit, or prepayment. The Company is also exposed to credit losses through credit card receivables associated with the sale of products within the Company's direct-to-consumer channel.
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

The following table illustrates the activity in the Company's allowance for doubtful accounts:

(In thousands)	Balance as of December 31, 2020	Increases (decreases) to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of June 30, 2021
Allowance for doubtful accounts - within accounts receivable, net	$20,350	$(4,022)	$(1,782)	$14,546
Allowance for doubtful accounts - within prepaid expenses and other current assets	$7,029	$—	$—	$7,029
The allowance for doubtful accounts was established with information available as of June 30, 2021, including reasonable and supportable estimates of future risk.
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
The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns, and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. At a minimum, the Company reviews and refines these estimates on a quarterly basis.
The following table presents the customer refund liability, as well as the associated value of inventory for the periods indicated:

(In thousands)	Balance as of June 30, 2021	Balance as of December 31, 2020	Balance as of June 30, 2020
Customer refund liability	$179,407	$203,399	$199,016
Inventory associated with the reserves	$53,582	$57,867	$59,727
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses, on the Company's unaudited condensed consolidated balance sheets. As of June 30, 2021, December 31, 2020, and June 30, 2020, contract liabilities were $24.0 million, $26.7 million and $62.0 million, respectively.
For the three and six months ended June 30, 2021, the Company recognized $3.4 million and $7.7 million, respectively, of revenue that was previously included in contract liabilities as of December 31, 2020. For the three and six months ended June 30, 2020, the Company recognized $11.3 million and $31.6 million, respectively, of revenue that was previously included in contract liabilities as of December 31, 2019. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Shipping and Handling Costs
The Company charges customers shipping and handling fees based on contractual terms, which are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses. For the three and six months ended June 30, 2021, these costs totaled $26.2 million and $49.5 million, respectively, (three and six months ended June 30, 2020 - $21.7 million and $36.5 million, respectively).
Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome. The Company recorded its allocable share of Dome’s net income (loss) of $0 and $1.8 million for the three and six months ended June 30, 2021, respectively, (three and six months ended June 30, 2020 - $0 and $(1.4) million, respectively) within income (loss) from equity method investment on the unaudited condensed consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited condensed consolidated balance sheets. As of June 30, 2021, the carrying value of the Company's investment in Dome was $1.8 million. The Company's investment in Dome had no carrying value as of December 31, 2020 and June 30, 2020.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $5.0 million and $11.8 million for the three and six months ended June 30, 2021, respectively (three and six months ended June 30, 2020 - nil and $6.7 million, respectively). As of June 30, 2021, December 31, 2020, and June 30, 2020, the Company had $3.7 million, $22.9 million, and $3.2 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited condensed consolidated balance sheets.
On March 2, 2020, as part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For the three and six months ended June 30, 2021, the Company recorded the allocable share of UA Sports Thailand’s net income (loss) of $(0.2) million and $47 thousand, respectively (three and six months ended June 30, 2020 - $0.2 million and $0.6 million, respectively) within income (loss) from equity method investment on the unaudited condensed consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited condensed consolidated balance sheets. As of June 30, 2021, December 31, 2020, and June 30, 2020, the carrying value of the Company’s investment in UA Sports Thailand was $2.7 million, $4.5 million and $5.0 million, respectively.
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
NOTE 3. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs (the "2020 restructuring plan") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation.

The restructuring and related charges primarily consist of approximately:
•$219 million of cash restructuring charges, consisting of approximately: $61 million in facility and lease termination costs, $30 million in employee severance and benefit costs, and $128 million in contract termination and other restructuring costs; and
•$381 million of non-cash charges consisting of an impairment charge of $291 million related to the Company’s New York City flagship store and $90 million related to intangibles and other asset related impairments.
The Company recorded $3.0 million and $10.1 million of restructuring and related impairment charges for the three and six months ended June 30, 2021, respectively, and $38.9 million and $340.0 million for the three and six months ended June 30, 2020, respectively, under the 2020 restructuring plan. As of June 30, 2021, $482.9 million of restructuring and related impairment charges under the 2020 restructuring plan have been recorded to date since the inception of the plan.
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
The following table illustrates the costs recorded during the three and six months ended June 30, 2021, as well as the Company's current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan:

	Restructuring and Impairment Charges Recorded				Estimated Restructuring and Impairment Charges (1)
(In thousands)	Three months ended June 30,		Six months ended June 30,		Remaining to be Incurred	Total to be Incurred under plan
	2021	2020	2021	2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$—	$—	$—	$11,608
Inventory write-offs	408	—	408	—	2,601	3,777
Total costs recorded in cost of goods sold	408	—	408	—	2,601	15,385

Net costs (recoveries) recorded in restructuring and related impairment charges:
Property and equipment impairment	—	15,810	—	22,904	7,675	36,955
Intangible asset impairment	—	—	—	—	—	4,351
Right-of-use asset impairment	—	—	—	290,813	—	293,495
Employee related costs	163	829	(421)	829	1,842	30,000
Contract exit costs (2)	3,813	14,942	4,247	14,942	85,170	168,425
Other asset write off	47	—	1,345	—	13,694	28,113
Other restructuring costs	(1,410)	7,356	4,555	10,538	6,157	23,276
Total costs recorded in restructuring and impairment charges	2,613	38,937	9,726	340,026	114,538	584,615
Total restructuring and impairment charges	$3,021	$38,937	$10,134	$340,026	$117,139	$600,000
(1) Estimated restructuring and impairment charges reflect the high-end of the range of the estimated charges expected by the Company in connection with the 2020 restructuring plan.
(2) Contract exit costs primarily consist of proposed lease exits of certain brand and factory house stores and office facilities, and proposed marketing and other contract exits.

All restructuring and related impairment charges are included in the Company's Corporate Other segment.
For the three months ended June 30, 2021, approximately $3.6 million of the charges are North America related and $0.6 million are Asia-Pacific related. These charges were offset by a recovery of $1.2 million in Latin America.
For the six months ended June 30, 2021, approximately $6.2 million of the charges are North America related, $0.8 million are Asia-Pacific related, and $3.0 million are Latin America related.
For the three and six months ended June 30, 2020, the charges were primarily North America related.
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2021	$12,868	$61,642	$6,098
Net additions (recoveries) charged to expense	(421)	7,122	(843)
Cash payments charged against reserve	(4,698)	(36,301)	(6,078)
Foreign exchange and other	236	1,102	108
Balance at June 30, 2021	$7,985	$33,565	$(715)
During the three and six months ended June 30, 2021, the Company also incurred net costs of $0.3 million and $3.9 million, respectively, associated with abandoned facilities and the write off of fixed assets under the 2020 restructuring plan.

NOTE 4. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its brand and factory house stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the unaudited condensed consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's unaudited condensed consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the three and six months ended June 30, 2021 and 2020.
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
As a result of the impacts of COVID-19, the Company sought concessions during Fiscal 2020 from landlords for certain leases of brand and factory house stores in the form of rent deferrals or rent waivers. Consistent with updated guidance from the FASB in April 2020, the Company elected to account for treating these concessions as though the enforceable rights and obligations to the deferrals existed in the respective contracts at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial change in the Company's obligations.
The Company's rent deferrals had no impact to rent expense during the three and six months ended June 30, 2021 and 2020, and amounts deferred and payable in future periods have been included in short term lease liability on the Company's unaudited condensed consolidated balance sheet as of June 30, 2021. The Company's rent waivers, which were recorded as a reduction of rent expense, were approximately $1.7 million and $2.9 million for the three and six months ended June 30, 2021, respectively, and were not material for the three and six months ended June 30, 2020.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's unaudited condensed consolidated statement of operations, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Operating lease costs	$36,408	$33,859	$71,343	$71,731
Variable lease costs	$4,455	$582	$7,375	$2,568
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	June 30, 2021	December 31, 2020	June 30, 2020
Weighted average remaining lease term (in years)	8.92	9.12	9.40
Weighted average discount rate	3.73%	3.83%	3.92%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$44,965	$37,517	$90,874	$75,313
Leased assets obtained in exchange for new operating lease liabilities	$8,974	$9,994	$13,048	$374,893
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating lease liabilities as of June 30, 2021:

(In thousands)
2021	$91,674
2022	163,708
2023	143,704
2024	124,285
2025	95,145
2026 and thereafter	453,650
Total lease payments	$1,072,166
Less: Interest	169,612
Total present value of lease liabilities	$902,554
As of June 30, 2021, the Company has additional operating lease obligations that have not yet commenced of approximately $4.5 million, which are not reflected in the table above.

NOTE 5. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

(In thousands)	As of June 30, 2021	As of December 31, 2020	As of June 30, 2020
1.50% Convertible Senior Notes due 2024	$250,000	$500,000	$500,000
3.25% Senior Notes due 2026	600,000	600,000	600,000
Credit Facility borrowings	—	—	250,000
Total principal payments due	850,000	1,100,000	1,350,000

Unamortized debt discount on Convertible Senior Notes	(34,282)	(79,031)	(92,777)
Unamortized debt discount on Senior Notes	(1,258)	(1,385)	(1,511)
Unamortized debt issuance costs - Convertible Senior Notes	(3,537)	(8,763)	(9,611)
Unamortized debt issuance costs - Senior Notes	(2,670)	(2,940)	(3,209)
Unamortized debt issuance costs - Credit facility	(3,632)	(4,325)	(4,943)
Total amount outstanding	804,621	1,003,556	1,237,949
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—	250,000

Non-current portion of long-term debt	$804,621	$1,003,556	$987,949

Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances. In May 2020, the Company entered into an amendment to the credit agreement (the “first amendment”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. Subsequently, in May 2021, the Company entered into a second amendment to the credit agreement (the "second amendment" and, the credit agreement as amended by the first amendment and the second amendment, the "amended credit agreement" or the "revolving credit facility"). The second amendment provides for certain changes to the Company's covenants and decreases to certain applicable rates effected by the first amendment. Where the first amendment previously provided for suspensions of and adjustments to the Company's existing interest coverage covenant and leverage covenant (each as defined below), and further required the Company to maintain a specific amount of minimum liquidity during certain quarters, the second amendment provided that these financial covenants became effective again as of March 31, 2021 and removed the minimum liquidity covenant. The second amendment also (i) decreases the interest rate margins that were previously provided for under the first amendment; (ii) reverses limitations effected by the first amendment on expansions of and extensions of the maturity of the revolving credit facility during the covenant suspension period; (iii) removes additional limitations on the availability of certain exceptions to the negative covenants, including the restricted payments covenant, that were imposed during the covenant suspension period; and (iv) provides mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by a replacement alternative benchmark rate or mechanism for loans made in U.S. Dollars and non-U.S. Dollar currencies.
As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the revolving credit facility. As of June 30, 2020, there was $250.0 million outstanding under the revolving credit facility, which the Company had borrowed as a precautionary measure in connection with the uncertain conditions created by COVID-19 in early Fiscal 2020.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.

Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2021, there was $4.3 million of letters of credit outstanding (December 31, 2020 and June 30, 2020 had $4.3 million and $14.7 million letters of credit outstanding, respectively).
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
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit the Company's ability to, among other things: incur additional secured and unsecured indebtedness; pledge the assets as security; make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments.
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement.
As of June 30, 2021, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate, (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars (“adjusted LIBOR”), (c) a rate based on the rates applicable for deposits in the interbank market for Japanese Yen ("adjusted TIBOR"), (d) a rate based on the rates applicable for deposits in the interbank market for Canadian Dollars ("adjusted CDOR"), or (e) a rate based on the rates applicable for deposits in the interbank market for Euro ("adjusted EURIBOR"), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.25% to 1.75% for adjusted LIBOR, adjusted TIBOR, adjusted CDOR and adjusted EURIBOR loans and 0.25% to 0.75% for alternate base rate loans. The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit.
The weighted average interest rate under the revolving credit facility borrowings was 2.2% and 2.3% during the three and six months ended June 30, 2020, respectively. There were no borrowings outstanding during Fiscal 2021. As of June 30, 2021, the commitment fee was 25.0 basis points.
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

In May 2021, the Company entered into exchange agreements with certain holders of the Convertible Senior Notes (the "exchanging holders"), who agreed to exchange $250.0 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchange"). In connection with the Exchange, the Company paid approximately $300.0 million cash and issued approximately 11.1 million shares of the Company's Class C Common Stock to the exchanging holders. Additionally, the Company recognized a loss on debt extinguishment of approximately $34.7 million for the three months ended June 30, 2021, which has been recorded within Other Income (Expense), net on the Company's unaudited condensed consolidated statement of operations. Following the Exchange, $250.0 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
Concurrently with the offering of the Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to the Company’s Class C Common Stock upon any conversion of Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $13.4750 per share of the Company’s Class C Common Stock, representing a premium of 75% above the last reported sale price of the Company’s Class C Common Stock on May 21, 2020, and is subject to certain adjustments under the terms of the capped call transactions.
In May 2021, concurrently with the Exchange, the Company entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid the Company a cash settlement amount in respect of the portion of capped call transactions being terminated. The Company received approximately $53.0 million in aggregate in connection with such termination agreements.
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
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for the three months ended June 30, 2021 was 6.8%.
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
Interest expense, net, was $13.3 million and $11.3 million for the three months ended June 30, 2021 and 2020, respectively, and $27.4 million and $17.3 million for the six months ended June 30, 2021 and 2020, respectively.
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
In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the “District Court”) were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the “Consolidated Securities Action”). On August 4, 2017, the lead plaintiff in the Consolidated Securities Action, Aberdeen City Council as Administrating Authority for the North East Scotland Pension Fund (“Aberdeen”), joined by named plaintiff Bucks County Employees Retirement Fund (“Bucks County”), filed a consolidated amended complaint (the “Amended Complaint”) against the Company, the Company’s then-Chief Executive Officer, Kevin Plank, and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleged violations of Section 10(b) (and Rule 10b-5) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”) and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint was September 16, 2015 through January 30, 2017. The Amended Complaint also asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s public offering of senior unsecured notes in June 2016. The Securities Act claims were asserted against the Company, Mr. Plank, Mr. Molloy, the Company’s directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleged that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company’s growth and consumer demand for certain of the Company’s products.
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

On December 4, 2020, the Company and Mr. Plank filed a motion to dismiss the TAC for failure to state a claim. That motion was denied by the Court on May 18, 2021. Discovery in the Consolidated Securities Action commenced on June 4, 2021 and is currently ongoing. On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC.
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
On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims relating to the Company’s purchase of parcels in Port Covington (which derivative action has since been dismissed in its entirety). The court ordered stay in the consolidated Kenney action remains in effect at this time. In March 2021, the court in the consolidated Kenney action issued a notice of contemplated dismissal for lack of prosecution without prejudice pursuant to Maryland Rule 2-507.
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
Between February and March 2021, the court issued notices of contemplated dismissal for lack of jurisdiction without prejudice pursuant to Maryland Rule 2-507 in the Klein and Salo matters (as to the individual defendants and Under Armour) and in the Cordell matter (as to the individual defendants). In March 2021, the court issued an order dismissing the Klein matter as to the individual defendants and Under Armour for lack of jurisdiction without prejudice pursuant to Maryland Rule 2-507. In May 2021, the court in the Cordell and Salo matters issued orders deferring dismissal pursuant to Maryland Rule 2-507 until August 23, 2021.
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
In September 2020, two additional derivative complaints were filed in the United States District Court for the District of Maryland (in cases captioned Olin v. Plank, et al. (filed September 1, 2020), and Smith v. Plank, et al. (filed September 8, 2020), respectively). Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company’s Board of Directors pursue the claims asserted in the complaints. On November 20, 2020, another derivative complaint was filed in the United States District Court for the District of Maryland, in a case captioned Viskovich v. Plank, et al. Prior to filing his derivative complaint, the plaintiff in the Viskovich matter made a demand that the Company’s Board of Directors pursue the claims asserted in the complaint but filed suit before the Board had responded to the demand. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims asserted in the demand by the plaintiff in the Viskovich action should not be pursued by the Company and informed the plaintiff of that determination.
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
Wells Notices
On May 3, 2021, the Company announced that it entered into a settlement with the SEC resolving the previously announced SEC investigation related to disclosure and the impact of certain “pull forward” sales for the third quarter of 2015 through the fourth quarter of 2016. The Company agreed to pay a civil monetary penalty of $9.0 million and to cease and desist from committing or causing any violations and any future violations of Section 17(a)(2) and (a)(3) of the Securities Act and Sections 13(a) or the Exchange Act and specific rules thereunder while neither admitting nor denying the SEC’s findings. The SEC Staff has confirmed that it does not intend to recommend that any enforcement action be taken against the Company’s Executive Chairman, Chief Financial Officer or any other member of management in connection with this investigation.This settlement resolves all outstanding SEC claims with respect to the investigation that was the subject of the previously disclosed Wells Notices received by the Company and its Executive Chairman and Chief Financial Officer.
As previously announced, the Company had also received requests for documents and information from the DOJ arising out of substantially the same matters. The Company has not received any requests from the DOJ since the second quarter of 2020, and although there can be no assurance, absent new information, the Company does not currently anticipate additional engagement with the DOJ relating to this matter.
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

Our financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2021, December 31, 2020 and June 30, 2020:

	June 30, 2021			December 31, 2020			June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	$—	$(14,689)	$—	$—	$(22,122)	$—	$—	$18,796	$—
TOLI policies held by the Rabbi Trust	$—	$8,575	$—	$—	$7,697	$—	$—	$6,378	$—
Deferred Compensation Plan obligations	$—	$(15,448)	$—	$—	$(14,314)	$—	$—	$(12,129)	$—
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
As of June 30, 2021, December 31, 2020, and June 30, 2020, the fair value of the Convertible Senior Notes was $492.1 million, $828.2 million, and $569.0 million, respectively. The Company entered into exchange agreements with certain holders during the three months ended June 30, 2021 to exchange $250 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares (see Note 5 to the unaudited condensed consolidated financial statements).
As of June 30, 2021, December 31, 2020, and June 30, 2020, the fair value of the Senior Notes was $623.1 million, $602.6 million, and $530.1 million, respectively.
The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
Certain assets are not remeasured to fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2021, the Company has hedge instruments primarily for:
•British Pound/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•Euro/U.S. Dollar;
•U.S. Dollar/Canadian Dollar;
•U.S. Dollar/Mexican Peso;

•U.S. Dollar/Japanese Yen; and
•U.S. Dollar/Korean Won currency pairs.
All derivatives are recognized on the unaudited condensed consolidated balance sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments within the unaudited condensed consolidated balance sheets. Refer to Note 7 of the unaudited condensed consolidated financial statements for a discussion of the fair value measurements:

(In thousands)	Balance Sheet Classification	June 30, 2021	December 31, 2020	June 30, 2020
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,388	$—	$19,441
Foreign currency contracts	Other long term assets	1,552	—	1,709
Total derivative assets designated as hedging instruments		$2,940	$—	$21,150

Foreign currency contracts	Other current liabilities	$16,984	$17,601	$16
Foreign currency contracts	Other long term liabilities	2,845	6,469	—
Total derivative liabilities designated as hedging instruments		$19,829	$24,070	$16

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$5,235	$2,384	$1,106
Total derivative assets not designated as hedging instruments		$5,235	$2,384	$1,106

Foreign currency contracts	Other current liabilities	$861	$6,464	$4,494
Total derivative liabilities not designated as hedging instruments		$861	$6,464	$4,494

The following table presents the amounts in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,351,534	$(2,377)	$707,640	$1,489	$2,608,729	$(5,524)	$1,637,880	$3,277
Cost of goods sold	$682,713	$(2,421)	$358,471	$1,565	1,311,267	(4,639)	857,727	2,683
Interest income (expense), net	$(13,307)	$(9)	$(11,336)	$(9)	(27,444)	(18)	(17,296)	(18)
Other income (expense), net	$(38,494)	$—	$(4,843)	$—	(45,674)	—	(3,309)	21

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss):

(In thousands)	Balance as of March 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(15,886)	$(9,257)	$(4,797)	$(20,346)
Interest rate swaps	(531)	—	(9)	(522)
Total designated as cash flow hedges	$(16,417)	$(9,257)	$(4,806)	$(20,868)

(In thousands)	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$(4,601)	$(10,163)	$(20,346)
Interest rate swaps	(541)	—	(19)	$(522)
Total designated as cash flow hedges	$(26,449)	$(4,601)	$(10,182)	$(20,868)

(In thousands)	Balance as of March 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$37,965	$(8,716)	$3,049	$26,200
Interest rate swaps	(568)	—	(9)	(559)
Total designated as cash flow hedges	$37,397	$(8,716)	$3,040	$25,641

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$(6,005)	$38,159	$5,954	$26,200
Interest rate swaps	(577)	—	(18)	(559)
Total designated as cash flow hedges	$(6,582)	$38,159	$5,936	$25,641
The following table presents the amounts in the unaudited condensed consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(38,494)	$1,922	$(4,843)	$841	$(45,674)	$(815)	$(3,309)	$(1,985)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2021, December 31, 2020, and June 30, 2020, the aggregate notional value of the Company's outstanding cash flow hedges was $871.3 million, $812.5 million, and $462.3 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 5 of the unaudited condensed consolidated financial statements for a discussion of long term debt. As of June 30, 2021, December 31, 2020, and June 30, 2020, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the unaudited condensed consolidated statements of operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited condensed consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited condensed consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2021, December 31, 2020, and June 30, 2020, the total notional value of the Company's outstanding undesignated derivative instruments was $365.1 million, $313.1 million, and $319.1 million, respectively.
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
NOTE 9. PROVISION FOR INCOME TAXES
Provision for Income Taxes
The Company computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to ordinary income or loss in the loss jurisdiction. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. For the three and six months ended June 30, 2021, the United States and certain other foreign jurisdictions, primarily in Latin America, were considered loss jurisdictions. These jurisdictions are treated discretely and were excluded from the annual effective tax rate computation for purposes of computing the interim tax provision and a separate annual effective rate was computed for each of these jurisdictions and applied against their respective year-to-date ordinary income or loss. For the three and six months ended June 30, 2020, all global jurisdictions were included in the estimated annual effective tax rate.
The effective rates for income taxes were 14.4% and 1.7% for the three months ended June 30, 2021 and 2020, respectively. The change in the Company’s effective tax rate was primarily driven by the income tax effect of the United States being considered a loss jurisdiction as well as the impact of discrete items incurred during the three months ended June 30, 2021, and the recording of valuation allowances against the majority of 2020 losses forecast in the United States and China during the three months ended June 30, 2020.
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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2020, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of June 30, 2021, the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States federal and the majority of the United States state deferred tax assets. Accordingly, the Company continues to maintain valuation allowances on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against select foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.

NOTE 10. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income (loss)	$59,207	$(182,895)	$136,959	$(772,576)
Denominator
Weighted average common shares outstanding Class A, B and C	459,604	454,121	457,793	453,496
Effect of dilutive securities Class A, B, and C	2,682	—	2,947	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	462,286	454,121	460,740	453,496

Basic net income (loss) per share of Class A, B and C common stock	$0.13	$(0.40)	$0.30	$(1.70)
Diluted net income (loss) per share of Class A, B and C common stock	$0.13	$(0.40)	$0.30	$(1.70)
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 1.1 million and 2.7 million shares of Class A and Class C Common Stock, respectively outstanding for the three and six months ended June 30, 2021, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the three and six months ended June 30, 2020, there were no stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

NOTE 11. SEGMENT DATA AND DISAGGREGATED REVENUE
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company’s strategy of being a global brand. These geographic regions include North America, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific, and Latin America. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.

Prior to the sale of MyFitnessPal in December 2020, the CODM also received discrete financial information for the Connected Fitness Segment. However, beginning January 1, 2021, the Company no longer reports Connected Fitness as a discrete reportable operating segment (see Note 1 to the unaudited condensed consolidated financial statements). All prior period balances have been recast to conform to current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income.
The Company excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, along with the revenue and costs related to the Company's MMR platforms, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Furthermore, the majority of the costs included within Corporate Other consists largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation, and other corporate support functions; costs related to the Company's global assets and global marketing; costs related to the Company’s headquarters such as restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net revenues
North America	$905,493	$449,702	$1,711,220	$1,058,682
EMEA	207,224	89,125	401,107	227,029
Asia-Pacific	192,369	123,265	402,589	218,951
Latin America	46,512	11,147	94,823	64,235
Corporate Other (1)	(64)	34,401	(1,010)	68,983
Total net revenues	$1,351,534	$707,640	$2,608,729	$1,637,880

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Operating income (loss)
North America	$225,769	$30,759	$436,331	$26,986
EMEA	39,892	(698)	66,578	3,006
Asia-Pacific	24,046	(12,447)	70,559	(49,288)
Latin America	6,001	(4,374)	7,458	(52,558)
Corporate Other (1)	(174,503)	(182,914)	(352,831)	(656,000)
Total operating income (loss)	121,205	(169,674)	228,095	(727,854)
Interest expense, net	(13,307)	(11,336)	(27,444)	(17,296)
Other income (expense), net	(38,494)	(4,843)	(45,674)	(3,309)
Income (loss) before income taxes	$69,404	$(185,853)	$154,977	$(748,459)
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Apparel	$874,193	$425,858	$1,684,234	$1,024,145
Footwear	342,641	185,089	651,688	394,777
Accessories	111,503	56,104	228,899	123,852
Net Sales	1,328,337	667,051	2,564,821	1,542,774
License revenues	23,261	6,188	44,918	26,123
Corporate Other (1)	(64)	34,401	(1,010)	68,983
Total net revenues	$1,351,534	$707,640	$2,608,729	$1,637,880

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Wholesale	$767,611	$299,182	$1,567,198	$890,954
Direct-to-consumer	560,726	367,869	997,623	651,820
Net Sales	1,328,337	667,051	2,564,821	1,542,774
License revenues	23,261	6,188	44,918	26,123
Corporate Other (1)	(64)	34,401	(1,010)	68,983
Total net revenues	$1,351,534	$707,640	$2,608,729	$1,637,880
(1) Prior to Fiscal 2021, the Company's Connected Fitness segment was separately disclosed, however, effective January 1, 2021, Corporate Other now includes the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. All prior periods were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income (see Note 1 to the unaudited condensed consolidated financial statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations and the operations of our suppliers and logistics providers, our plans to reduce our operating expenses, anticipated charges and restructuring costs, projected savings related to our restructuring plans and the timing thereof, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
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
•failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;
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
•loss of key customers, suppliers or manufacturers;
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
All dollar and percentage comparisons made herein refer to the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020, unless otherwise stated. Due to the significant impact of COVID-19 on our Fiscal 2020 figures, certain comparisons to comparable periods of our fiscal year ended December 31, 2019 ("Fiscal 2019") have been included for additional context.

OVERVIEW
We are a leading developer, marketer, and distributor of branded performance apparel, footwear, and accessories. Our brand’s moisture-wicking fabrications are engineered in many different designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, as well as by consumers with active lifestyles.
In the first half of Fiscal 2021, we realized better than expected wholesale and direct-to-consumer sales based on better sell through and demand for Under Armour products in North America, Asia-Pacific, and EMEA. Strategically and operationally, we remain focused on driving premium brand right growth and improved profitability. In the near term, and particularly in our North American business, we are focused on the quality of our sales driven by four main strategies: reducing our promotional activities; constraining supply against demand; exiting undifferentiated retail; and maintaining an appropriate level of sales to the off-price channel. Over the long term, our growth strategy is predicated on the delivery of industry-leading product innovation; return-driven investments into connecting even more deeply with our consumers through marketing activations and premium experiences; and the expansion of our direct-to-consumer and international businesses.
Quarterly Results
Financial highlights for the three months ended June 30, 2021, as compared to the same period in Fiscal 2020 include:
•Total net revenues increased 91.0%. Our second quarter results, as compared to the same period in Fiscal 2020, were significantly impacted by the restricted retail environment caused by COVID-19.
•Within our channels, wholesale revenue increased 156.6% and direct-to-consumer revenue increased 52.4%.
•Within our product categories, apparel revenue increased 105.3%, footwear increased 85.1%, and accessories revenue increased 98.7%.
•Revenue in our North America, EMEA, Asia-Pacific, and Latin-America segments increased 101.4%, 132.5%, 56.1%, and 317.3%, respectively.

•Revenues from Corporate Other decreased 100.2% primarily due to the sale of MyFitnessPal platform in December 2020.
•Gross margin increased 20 basis points to 49.5%.
•Selling, general and administrative expense increased 13.6%.
•Restructuring and impairment charges decreased 93.3% from $38.9 million during the three months ended June 30, 2020 to $3.0 million during the three months ended June 30, 2021.
COVID-19 Update
We continue to see disruption and volatility in our business caused by the COVID-19 pandemic.
In certain locations, our brand and factory house stores and the retail stores of our wholesale customers remain closed. Where opening is permitted, some of these retail stores are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
Governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis.
We believe we may continue to experience varying degrees of volatility, business disruptions and periods of closure of our stores, distribution centers and corporate facilities throughout the remainder of Fiscal 2021. COVID-19 may also disrupt the business of our wholesale customers, licensing partners, suppliers, and vendors. In particular, pandemic conditions and developing manufacturing and logistics challenges in key sourcing countries in Southeast Asia may result in supply chain disruptions, increased freight costs, and ultimately higher commodity costs.There remains a risk that COVID-19 could have material adverse impacts to our future revenue growth as well as to our overall profitability. In addition, as supply chain disruptions may continue, the timing of sales to our customers may be impacted as we work to manage product availability and inventory levels. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments that are outside of our control.
In connection with global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we recognized certain incentives totaling $0.5 million and $2.1 million for the three and six months ended June 30, 2021, respectively, and $4.6 million and $5.2 million for the three and six months ended June 30, 2020, respectively. The incentives were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
Segment Presentation and Marketing
As previously disclosed, effective January 1, 2021, we no longer report Connected Fitness as a discrete reportable operating segment. Corporate Other now includes the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. Please refer to Note 1 for a basis of our presentation and to Note 11 for a complete presentation of the segment data. All prior period balances have been recast to conform to current period presentation.
Corporate Other consists largely of revenue and costs related to our MMR platforms, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation, and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and impairment related charges; and certain foreign currency hedge gains and losses.
Fiscal Year End Change
During the first quarter of Fiscal 2021, our Board of Directors approved a change in our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Because our largest quarters are currently realized in the period from July 1 through December 31, we believe that this change will provide greater alignment with our business cycle and financial reporting. There will be no change to Fiscal 2021, which will end on December 31, 2021 and is expected to be reported in February of 2022. Following a three month-transition period (January 1 – March 31, 2022), our Fiscal 2023 will run from April 1, 2022 through March 31, 2023. Consequently, there will be no Fiscal 2022.

2020 Restructuring
During Fiscal 2020, our Board of Directors approved a restructuring plan ranging between $550.0 million to $600.0 million in costs (the "2020 restructuring plan") designed to rebalance our cost base to further improve profitability and cash flow generation.
The restructuring and related charges primarily consist of up to approximately:
•$219.0 million of cash restructuring charges, comprised of up to: $61.0 million in facility and lease termination costs, $30.0 million in employee severance and benefit costs, and $128.0 million in contract termination and other restructuring costs; and
•$381.0 million of non-cash charges comprised of an impairment of $291.0 million related to the Company’s New York City flagship store and $90.0 million of intangibles and other asset related impairments.
We recorded $3.0 million and $10.1 million of restructuring and related impairment charges for the three and six months ended June 30, 2021, respectively, and $38.9 million and $340.0 million for the three and six months ended June 30, 2020, respectively, under the 2020 restructuring plan. For more details on the 2020 restructuring plan, see Note 3 to our unaudited condensed consolidated financial statements.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change increase (decrease)	2021	2020	Change increase (decrease)
Net revenues	$1,351,534	$707,640	$643,894	$2,608,729	$1,637,880	$970,849
Cost of goods sold	682,713	358,471	324,242	1,311,267	857,727	453,540
Gross profit	668,821	349,169	319,652	1,297,462	780,153	517,309
Selling, general and administrative expenses	545,003	479,906	65,097	1,059,641	1,032,607	27,034
Restructuring and impairment charges	2,613	38,937	(36,324)	9,726	475,400	(465,674)
Income (loss) from operations	121,205	(169,674)	290,879	228,095	(727,854)	955,949
Interest income (expense), net	(13,307)	(11,336)	(1,971)	(27,444)	(17,296)	(10,148)
Other income (expense), net	(38,494)	(4,843)	(33,651)	(45,674)	(3,309)	(42,365)
Income (loss) before income taxes	69,404	(185,853)	255,257	154,977	(748,459)	903,436
Income tax expense (benefit)	10,027	(3,137)	13,164	19,908	18,410	1,498
Income (loss) from equity method investments	(170)	(179)	9	1,890	$(5,707)	$7,597
Net income (loss)	$59,207	$(182,895)	$242,102	$136,959	$(772,576)	$909,535

	Three Months Ended June 30,		Six Months Ended June 30,
(As a percentage of net revenues)	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.5%	50.7%	50.3%	52.4%
Gross profit	49.5%	49.3%	49.7%	47.6%
Selling, general and administrative expenses	40.3%	67.8%	40.6%	63.0%
Restructuring and impairment charges	0.2%	5.5%	0.4%	29.0%
Income (loss) from operations	9.0%	(24.0)%	8.7%	(44.4)%
Interest income (expense), net	(1.0)%	(1.6)%	(1.1)%	(1.1)%
Other income (expense), net	(2.8)%	(0.7)%	(1.8)%	(0.2)%
Income (loss) before income taxes	5.1%	(26.3)%	5.9%	(45.7)%
Income tax expense (benefit)	0.7%	(0.4)%	0.8%	1.1%
Loss from equity method investment	—%	—%	0.1%	(0.3)%
Net income (loss)	4.4%	(25.8)%	5.3%	(47.2)%
Revenues:
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions and advertising. Net sales consist of sales from our primary product categories, which are apparel, footwear, and accessories. Our license revenues primarily consist of fees paid to us by our licensees in exchange for the use of our trademarks on their products.
Net revenues by product category are summarized below for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change increase (decrease)	2021	2020	Change increase (decrease)
Apparel	$874,193	$425,858	$448,335	$1,684,234	$1,024,145	$660,089
Footwear	342,641	185,089	157,552	651,688	394,777	256,911
Accessories	111,503	56,104	55,399	228,899	123,852	105,047
Net Sales	1,328,337	667,051	661,286	2,564,821	1,542,774	1,022,047
License revenues	23,261	6,188	17,073	44,918	26,123	18,795
Corporate Other (1)	(64)	34,401	(34,465)	(1,010)	68,983	(69,993)
Total net revenues	$1,351,534	$707,640	$643,894	$2,608,729	$1,637,880	$970,849
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate Other is the operating results of the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness for Fiscal 2020. All prior periods were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income (see Note 1 to our unaudited condensed consolidated financial statements).
Net revenues
Net revenues increased by $643.9 million, or 91.0%, to $1,351.5 million during the three months ended June 30, 2021, as compared to $707.6 million during the same period in Fiscal 2020.The increase in net revenues was driven by increased unit sales across all our product categories including apparel, footwear, and accessories. The increase in demand was primarily due to the significant disruptions we experienced during the same period of Fiscal 2020 related to COVID-19, including cancellations of orders by our wholesale partners and closures of retail locations, with the majority shut down or operating at a reduced capacity in the prior period, including our own brand and factory house stores as well as the stores of our wholesale customers. When compared to the same period in Fiscal 2019, net revenues increased 13%.
Net revenues increased by $970.8 million, or 59.3%, to $2,608.7 million during the six months ended June 30, 2021, as compared to $1,637.9 million during the same period in Fiscal 2020. The increase in net revenues was driven by increased unit sales across all our product categories including apparel, footwear, and accessories. The increase in demand was primarily due to the significant disruptions we experienced during the same period of Fiscal 2020 related to COVID-19, including cancellations of orders by our wholesale partners and closures of retail locations, with the majority shut down or operating at a reduced capacity in the prior period, including our own brand and factory house stores as well as the stores of our wholesale customers. Increased demand for the first half of Fiscal 2021 was also driven by changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to the same period in Fiscal 2019, net revenues increased 9%.

License revenues
License revenues increased by $17.1 million, or 275.9%, to $23.3 million for the three months ended June 30, 2021, as compared to $6.2 million during the same period in Fiscal 2020 driven by higher demand. The increase in demand was primarily due to better business conditions for our license partners this fiscal year as compared to the prior fiscal year, as a result of impacts from COVID-19 in the prior year. The increased revenue was primarily from our licensing partners in North America.
License revenues increased by $18.8 million, or 71.9%, to $44.9 million for the six months ended June 30, 2021, as compared to $26.1 million during the same period in Fiscal 2020 driven by higher demand. The increase in demand was primarily due to better business conditions for our licensing partners in North America, as a result of impacts from COVID-19 in the prior fiscal year.

Revenues from Corporate Other
Revenues from Corporate Other decreased by $34.5 million for the three months ended June 30, 2021, and by $70.0 million for the six months ended June 30, 2021, as compared to the same periods in Fiscal 2020, primarily due to the fact that revenues for MyFitnessPal were not included in the presentation for Fiscal 2021. See Note 1 to our unaudited condensed consolidated financial statements for more details.
Gross Profit
Cost of goods sold consists primarily of product costs, inbound freight and duty costs, outbound freight costs, handling costs to make products floor-ready to customer specifications, royalty payments to endorsers based on a predetermined percentage of sales of selected products, and write downs for inventory obsolescence. In general, as a percentage of net revenues, we expect cost of goods sold associated with our apparel and accessories to be lower than that of our footwear. A limited portion of cost of goods sold is associated with digital subscription and advertising revenues, primarily website hosting costs, and no cost of goods sold is associated with our license revenues.
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $26.2 million and $21.7 million for the three months ended June 30, 2021 and 2020, respectively, and $49.5 million and $36.5 million for the six months ended June 30, 2021 and 2020, respectively.
Gross profit increased by $319.7 million to $668.8 million for the three months ended June 30, 2021, as compared to $349.2 million during the same period in Fiscal 2020. Gross profit as a percentage of net revenues, or gross margin, increased by 20 basis points to 49.5% for the three months ended June 30, 2021, compared to 49.3% during the same period in Fiscal 2020.
This increase in gross margin was primarily driven by the following:
•approximately 570 basis points of pricing improvements driven by lower promotional activity within our direct-to-consumer channel, along with lower promotions and markdowns within our wholesale business; and
•approximately 100 basis points resulting from a benefit of foreign exchange impacts.
These increases were partially offset by the following decreases in gross margin:
•approximately 460 basis points resulting from channel mix, primarily driven by a lower mix of e-commerce and a larger mix of wholesale, including a higher percentage of off-price sales than Fiscal 2020 when this channel was essentially closed for most of the second quarter of Fiscal 2020;

•approximately 170 basis points related to the absence of MyFitnessPal, which was sold in December 2020; and
•approximately 10 basis points relating to supply chain, as our continued benefits in product costs were more than offset by higher inbound freight and logistics costs due to developing COVID-19-related supply chain pressures.
We expect gross margin improvements will continue to be partially offset by increased freight and logistics expense through the remainder of Fiscal 2021.
Gross profit increased by $517.3 million to $1,297.5 million for the six months ended June 30, 2021, as compared to $780.2 million during the same period in Fiscal 2020. Gross profit as a percentage of net revenues, or gross margin, increased 210 basis points to 49.7%, compared to 47.6% during the same period in Fiscal 2020.
This increase in gross margin was primarily driven by the following:
•approximately 390 basis points of pricing improvements driven by lower promotional activity within our direct-to-consumer channel along with lower promotions and markdowns within our wholesale channel;
•approximately 70 basis points resulting from a benefit of foreign exchange impacts; and
•approximately 50 basis points relating to supply chain benefits driven primarily by product costing improvements, offset by increased freight.
These increases were partially offset by the following decreases in gross margin:
•approximately 150 basis points related to channel mix primarily due to a lower mix of e-commerce and a higher mix of off-price sales compared to last year, when this channel was essentially closed for most of the prior year period; and
•approximately 150 basis points related to the absence of MyFitnessPal, which was sold in December 2020.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation and supply chain, and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: marketing and other. The other category is the sum of our selling, product innovation and supply chain, and corporate services categories. The marketing category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club and collegiate sponsorship agreements, individual athlete and influencer agreements, and providing and selling products directly to teams and individual athletes. Media includes digital, broadcast, and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing costs are an important driver of our growth.
Selling, general and administrative expenses increased by $65.1 million, or 13.6%, to $545.0 million for the three months ended June 30, 2021, as compared to $479.9 million during the same period in Fiscal 2020. Within selling, general and administrative expenses:
•Marketing costs increased $32.8 million to $138.6 million, as compared to $105.8 million during the same period in Fiscal 2020. The increase was primarily due to reduced marketing activity that occurred in the prior fiscal year due to the COVID-19 pandemic. As a percentage of net revenues, marketing costs decreased to 10.3% as a result of increased revenues, from 14.9% in the prior fiscal year.
•Other costs increased $32.3 million to $406.4 million, as compared to $374.1 million during the same period in Fiscal 2020. The increase was primarily driven by higher compensation and retail facility expenses related to more of our retail stores being open and general increase in business activities in Fiscal 2021, as compared to the same period in Fiscal 2020, which was more severely impacted by COVID-19. As a percentage of net revenues, other costs decreased to 30.1% from 52.9%.
As a percentage of net revenues, total selling, general and administrative expenses decreased to 40.3% for the three months ended June 30, 2021, compared to 67.8% during the same period in Fiscal 2020.
Selling, general and administrative expenses increased by $27.0 million, or 2.6%, to $1,059.6 million for the six months ended June 30, 2021, as compared to $1,032.6 million during the same period in Fiscal 2020. Within selling, general and administrative expense:

•Marketing costs increased $17.6 million to $277.3 million, as compared to $259.7 million during the same period in Fiscal 2020. The increase was primarily due to reduced marketing activity that occurred in the prior fiscal year due to the COVID-19 pandemic. This increase was partially offset by reduced rights fees for sports marketing assets and reductions in retail marketing within our wholesale channel, experienced in the first quarter of Fiscal 2021. As a percentage of net revenues, marketing costs decreased to 10.6% as a result of increased revenues, from 15.9% in the prior fiscal year.
•Other costs increased $9.4 million to $782.3 million, as compared to $772.9 million during the same period in Fiscal 2020. The increase was primarily driven by higher compensation and retail facility expenses related to more of our retail stores being open and general increase in business activities in Fiscal 2021, as compared to the same period in Fiscal 2020, which was more severely impacted by COVID-19.These increases were offset slightly by incurring less legal expense and lower depreciation expense, mostly due to reductions in capital expenditures in Fiscal 2020. As a percentage of net revenues, other costs decreased to 30.0% from 47.2% during the same period in Fiscal 2020.
As a percentage of net revenues, selling, general and administrative expenses decreased to 40.6% as compared to 63.0% during the same period in Fiscal 2020.
Restructuring and Impairment Charges
Restructuring and impairment charges impacting our operating expenses were $3.0 million and $38.9 million for the three months ended June 30, 2021 and 2020, respectively. Refer to the "2020 Restructuring" section above for further discussion of the 2020 restructuring plan.
Restructuring and impairment charges impacting our operating expenses were $9.7 million and $475.4 million for the six months ended June 30, 2021 and 2020, respectively. Included in the prior fiscal year was $135.4 million of long-lived asset and goodwill impairment charges, as well as a right of use asset impairment charge of $290.8 million relating to our flagship store in New York City.
Income (Loss) from Operations
Income from operations increased by $290.9 million to $121.2 million for the three months ended June 30, 2021, and increased by $955.9 million to $228.1 million for the six months ended June 30, 2021. The increase in income from operations for both the three and six month period was driven primarily by increased revenues along with significantly lower restructuring and impairment charges compared to the prior fiscal year.
Interest Expense, Net
Interest expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.
Interest expense, net increased by $2.0 million to $13.3 million for the three months ended June 30, 2021, as compared to $11.3 million during the same period in Fiscal 2020. The increase was primarily due to interest on our Convertible Senior Notes being outstanding for the full quarter, as compared to the same period in Fiscal 2020 where the Convertible Senior Notes were only issued in May.
Interest expense, net increased by $10.1 million to $27.4 million for the six months ended June 30, 2021, as compared to $17.3 million during the same period in Fiscal 2020. The increase was primarily due to interest expense associated with our Convertible Senior Notes issued in May 2020.
Other Income (Expense)
Other income (expense), net primarily consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes rent expense relating to lease assets held solely for sublet purposes, primarily, the lease related to our New York City flagship store.
Other expense, net, increased by $33.7 million for the three months ended June 30, 2021, as compared to the same period in Fiscal 2020, primarily as a result of a $34.7 million loss we recognized upon the extinguishment of $250.0 million in principal amount of our Convertible Senior Notes. For more details, see Note 5 "Credit Facilities and Other Long-Term Debt".
Other expense, net increased by $42.4 million for the six months ended June 30, 2021 as compared to the same period in Fiscal 2020, primarily as as result of a $34.7 million loss we recognized upon the extinguishment of $250.0 million in principal amount of our Convertible Senior Notes, an increase of $3.0 million associated with rent expense incurred in connection with our New York City flagship store and an increase of $2.8 million associated with changes in foreign exchange.
Income Tax Expense
Income tax expense increased by approximately $13.2 million to $10.0 million during the three months ended June 30, 2021, as compared to an income tax benefit of $3.1 million during the same period in Fiscal 2020. For the three months ended June 30, 2021, our effective tax rate was 14.4% compared to 1.7% for the same period in Fiscal 2020. The change in our effective tax rate was primarily driven by the income tax effect of the United States being considered a loss jurisdiction as well as the impact of discrete items incurred during the three months ended June 30, 2021, and the recording of valuation allowances against the majority of 2020 losses forecast in the United States and China during the three months ended June 30, 2020.
Income tax expense increased by $1.5 million to $19.9 million during the six months ended June 30, 2021 as compared to $18.4 million during the same period in Fiscal 2020. For the six months ended June 30, 2021, our effective tax rate was 12.8% compared to (2.5)% for the same period in Fiscal 2020. The change in our effective tax rate was primarily driven by the recording of valuation allowances against the majority of 2020 losses forecast in the United States and in China, and discrete items, including the recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China during the six months ended June 30, 2020.
Income (Loss) from Equity Method Investments
Loss from equity method investment was $0.2 million for the three months ended June 30, 2021, as compared to a loss of $0.2 million during the same period in Fiscal 2020. See Note 2 to our unaudited condensed consolidated financial statements, under Equity Method Investment, for more details.
Income from equity method investment increased by $7.6 million to $1.9 million during the six months ended June 30, 2021, as compared to a loss of $5.7 million during the same period in Fiscal 2020. This increase was primarily due to a $3.7 million impairment of our equity method investment in our Japanese licensee, Dome, recorded in the prior fiscal year.
SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America.
Prior to the sale of MyFitnessPal in December 2020, our CODM also received discrete financial information for our Connected Fitness Segment. However, beginning January 1, 2021, we no longer report Connected Fitness as a discrete reportable operating segment (see Note 1 to our unaudited condensed consolidated financial statements). All prior period balances have been recast to conform to current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income.
We exclude certain corporate costs from our segment profitability measures. We report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments performance. The costs included within Corporate Other consists largely of revenue and costs related to our MMR platforms, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$905,493	$449,702	$455,791	101.4%
EMEA	207,224	89,125	118,099	132.5%
Asia-Pacific	192,369	123,265	69,104	56.1%
Latin America	46,512	11,147	35,365	317.3%
Corporate Other (1)	(64)	34,401	(34,465)	(100.2)%
Total net revenues	$1,351,534	$707,640	$643,894	91.0%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate Other is the operating results of the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. All prior periods were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income (see Note 1 to our financial statements).
Net revenues increased across each of our regional operating segments due to increased demand, as compared to the same period in in Fiscal 2020, as we experienced significant disruptions in Fiscal 2020 related to COVID-19. In addition to the impact of COVID-19 the increase in total net revenues was driven by the following:
•Net revenues in our North America region increased $455.8 million, or 101.4%, to $905.5 million for the three months ended June 30, 2021, as compared to $449.7 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within both our wholesale and retail business within our direct-to-consumer channels, offset by declines in our e-commerce business. When compared to the same period in Fiscal 2019, net revenues in our North America region increased by 10.9%.
•Net revenues in our EMEA region increased $118.1 million, or 132.5%, to $207.2 million for the three months ended June 30, 2021, as compared to $89.1 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within our wholesale channel. When compared to the same period in Fiscal 2019, net revenues in our EMEA region increased by 42.6%.
•Net revenues in our Asia-Pacific region increased $69.1 million, or 56.1%, to $192.4 million for the three months ended June 30, 2021, as compared to $123.3 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within both our direct-to-consumer and wholesale channels. When compared to the same period in Fiscal 2019, net revenues in our Asia-Pacific region increased by 24.8%.
•Net revenues in our Latin America region increased $35.4 million, or 317.3%, to $46.5 million for the three months ended June 30, 2021, as compared to $11.1 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within our wholesale channel. When compared to the same period in Fiscal 2019, net revenues in our Latin America region increased by 17.1%.
The decrease in Corporate Other is primarily due to the sale of MyFitnessPal, where results are included in the presentation for the three months ended June 30, 2020, but are not included during the same period in Fiscal 2021, as this business was sold in December 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net revenues by segment are summarized below:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$1,711,220	$1,058,682	$652,538	61.6%
EMEA	401,107	227,029	174,078	76.7%
Asia-Pacific	402,589	218,951	183,638	83.9%
Latin America	94,823	64,235	30,588	47.6%
Corporate Other (1)	(1,010)	68,983	(69,993)	(101.5)%
Total net revenues	$2,608,729	$1,637,880	$970,849	59.3%
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
Net revenues increased across each of our regional operating segments due to increased demand, as compared to the same period in in Fiscal 2020, as we experienced significant disruptions in Fiscal 2020 related to COVID-19. In addition to the impact of COVID-19, the increase in total net revenues for the six months ended June 30, 2021, compared to the same period in 2020, was driven by the following:
•Net revenues in our North America region increased $652.5 million, or 61.6%, to $1,711.2 million for the six months ended June 30, 2021, as compared to $1,058.7 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within both our wholesale and direct-to-consumer channels. When compared to the same period in Fiscal 2019, net revenues in our North America region increased by 3%.
•Net revenues in our EMEA region increased $174.1 million, or 76.7%, to $401.1 million for the six months ended June 30, 2021, as compared to $227.0 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within both our wholesale and direct-to-consumer channels. The increase in demand was also due to timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to the same period in Fiscal 2019, net revenues in our EMEA region increased by 44%.
•Net revenues in our Asia-Pacific region increased $183.6 million, or 83.9%, to $402.6 million for the six months ended June 30, 2021, as compared to $219.0 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within both our wholesale and direct-to-consumer channels. The increase in demand was also due to timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to the same period in Fiscal 2019, net revenues in our Asia-Pacific region increased by 35%.
•Net revenues in our Latin America region increased $30.6 million, or 47.6%, to $94.8 million for the six months ended June 30, 2021, as compared to $64.2 million during the same period in Fiscal 2020. This increase was primarily driven by increased unit sales within our wholesale channel. When compared to the same period in Fiscal 2019, net revenues in our Latin America region increased by 7%.
The decrease in Corporate Other is primarily due to the sale of MyFitnessPal, where results are included in the presentation for the six months ended June 30, 2020, but are not included during the same period in Fiscal 2021, as this business was sold in December 2020.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating income (loss) by segment and Corporate Other is summarized below:

	Three Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$225,769	$30,759	$195,010	634.0%
EMEA	39,892	(698)	40,590	5,815.2%
Asia-Pacific	24,046	(12,447)	36,493	293.2%
Latin America	6,001	(4,374)	10,375	237.2%
Corporate Other	(174,503)	(182,914)	8,411	4.6%
Total operating income	$121,205	$(169,674)	$290,879	171.4%
The increase in total operating income was driven by the following:
•Operating income in our North America region increased $195.0 million to $225.8 million for the three months ended June 30, 2021, as compared to $30.8 million during the same period in Fiscal 2020. This increase was primarily driven by the increase in net revenues discussed above, along with improvements in gross margin due to improvements in pricing related to lower markdowns and reduced promotional activity. These increases were partially offset by an increase in selling, general and administrative costs.
•Operating income in our EMEA region increased $40.6 million to $39.9 million for the three months ended June 30, 2021, as compared to a loss of $0.7 million during the same period in Fiscal 2020. This increase was primarily driven by the increase in net revenues discussed above, along with improved gross margins. These increases were partially offset by an increase in marketing-related expenses.
•Operating income in our Asia-Pacific region increased $36.5 million to $24.0 million for the three months ended June 30, 2021, as compared to a loss of $12.4 million during the same period in Fiscal 2020, This increase was primarily driven by the increase in net revenues discussed above, along with improvements in gross margin due to lower promotional activity and foreign exchange impacts. These increases were partially offset by increased marketing-related expenses.
•Operating income in our Latin America region increased $10.4 million to $6.0 million for the three months ended June 30, 2021, as compared to a loss of $4.4 million during the same period in Fiscal 2020. This increase is primarily driven by the increase in net revenues discussed above.
•Operating loss in our Corporate Other segment decreased $8.4 million to $174.5 million for the three months ended June 30, 2021, as compared to $182.9 million during the same period in Fiscal 2020.The decrease in operating loss is primarily due to lower restructuring and impairment charges incurred in Fiscal 2021 as compared to Fiscal 2020. However, the decrease in expenses were partially offset by the fact that revenues for MyFitnessPal, which was sold in December 2020, were not included in the presentation for the three months ended June 30, 2021, but were included during the same period in Fiscal 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating income (loss) by segment is summarized below:

	Six Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$436,331	$26,986	$409,345	1,516.9%
EMEA	66,578	3,006	63,572	2,114.8%
Asia-Pacific	70,559	(49,288)	119,847	243.2%
Latin America	7,458	(52,558)	60,016	114.2%
Corporate Other	(352,831)	(656,000)	303,169	46.2%
Total operating income (loss)	$228,095	$(727,854)	$955,949	131.3%

The increase in total operating income was driven by the following:
•Operating income in our North America region increased $409.3 million to $436.3 million for the six months ended June 30, 2021, as compared to $27.0 million during the same period in Fiscal 2020. This increase was primarily driven by the increase in net revenues discussed above, along with improvements in gross margin due to pricing improvements, including lower promotional activity and markdowns. Additionally, North America benefited from the absence of long-lived asset impairment charges recorded in the first quarter of Fiscal 2020.
•Operating income in our EMEA region increased $63.6 million to $66.6 million for the six months ended June 30, 2021, as compared to $3.0 million during the same period in Fiscal 2020. This increase was primarily driven by the increase in net revenues discussed above, along with improved gross margins. These improvements were partially offset by an increase in selling, general and administrative expenses.
•Operating income in our Asia-Pacific region increased $119.8 million to $70.6 million for the six months ended June 30, 2021, as compared to a loss of $49.3 million during the same period in Fiscal 2020.This increase was primarily driven by the increase in net revenues discussed above, along with improvements in gross margin due to pricing improvements driven primarily by lower promotional activity and foreign exchange impacts. Additionally, Asia-Pacific benefited from the absence of long-live asset impairment charges recorded in the first quarter of Fiscal 2020.
•Operating income in our Latin America region increased $60.0 million to $7.5 million for the six months ended June 30, 2021, as compared to a loss of $52.6 million during the same period in Fiscal 2020. This increase is primarily driven by the increase in net revenues discussed above and from the absence of long-lived asset impairment charges recorded in the first quarter of Fiscal 2020.
•Operating loss in our Corporate Other non-operating segment decreased $303.2 million to $352.8 million for the six months ended June 30, 2021, as compared to $656.0 million during the same period in Fiscal 2020. The decrease in operating loss is primarily due to lower restructuring and impairment charges incurred in Fiscal 2021 as compared to Fiscal 2020. However, the decrease in expenses were partially offset by the fact that revenues for MyFitnessPal, which was sold in December 2020, were not included in the presentation for the six months ended June 30, 2021, but were included during the same period in Fiscal 2020.

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
As of June 30, 2021, we had $1.3 billion of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, during the three months ended June 30, 2021, we repurchased $250.0 million aggregate principal amount of our Convertible Senior Notes in exchange for a combination of cash and shares for our Class C Common Stock.
Our credit agreement limits our ability to incur additional indebtedness. We currently expect to be able to comply with these requirements without pursuing additional sources of financing to support our liquidity over the next twelve months.

If the COVID-19 pandemic persists in a material way or there are unexpected material impacts to our business in future periods from COVID-19 and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives similar to those we used in Fiscal 2020, including further reducing our expenditures, changing our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession or a slow recovery could adversely affect our business and liquidity.
Refer to our “Risk Factors” section included in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$102,235	$(309,410)
Investing activities	(27,087)	(89,052)
Financing activities	(250,564)	686,207
Effect of exchange rate changes on cash and cash equivalents	8,781	4,351
Net increase (decrease) in cash and cash equivalents	$(166,635)	$292,096

Cash flows used in operating activities
Cash flows provided by operating activities increased by $411.6 million, as compared to the same period in Fiscal 2020, primarily driven by an increase in net income, before the impact of non-cash items, of $450.0 million, partially offset by a decrease from changes in working capital of $38.4 million. The decrease from changes in working capital were primarily due to decreases of:
•$376.1 million resulting from changes in accrued expenses, as Fiscal 2020 included higher accrued expenses resulting from longer payment terms associated with impacts from COVID-19;
•$231.7 million resulting from changes in accounts receivable primarily due to our previously disclosed changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021, and an increase in net revenues of $517 million;
•$74.0 million resulting from changes in prepaid expenses and other assets, primarily due to increased spending in marketing and information technology-related initiatives; and
•$19.2 million resulting from changes in accounts payable.
These decreases in working capital were partially offset by increases in working capital of:
•$340.5 million resulting from changes in other non-current assets, primarily due to the commencement of our New York City flagship store and the related operating lease ROU asset which was included in Fiscal 2020; and
•$329.8 million resulting from changes in inventories on account of better inventory management and demand constraints.

Investing Activities
Cash flows used in investing activities decreased by $62.0 million, as compared to the same period in Fiscal 2020, primarily as a result of reduced spending on capital expenditures of $23.0 million in Fiscal 2021 and the absence of $38.2 million of acquisition-related activity that occurred in Fiscal 2020.

Financing Activities
Cash flows used in financing activities increased by $936.8 million, as compared to the same period in Fiscal 2020. During the six months ended June 30, 2021, we used $250.6 million in cash for financing activities, whereas during the same period in Fiscal 2020, we had cash inflow of $686.2 million from financing activities. The cash outflow of $250.6 million was primarily related to approximately $300.0 million paid to certain exchanging holders for the exchange of $250.0 million in aggregate principal amount of our 1.50% convertible senior notes (the "Convertible Senior Notes"). Concurrently with this exchange we terminated certain capped call agreements and in exchange received approximately $53.0 million in aggregate in connection with such termination agreements. For more details, see discussion below under "1.50% Convertible Senior Notes".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). The credit agreement has a term of five years, maturing in March 2024, with permitted extensions under certain circumstances. In May 2020, we entered into an amendment to the credit agreement (the “first amendment”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. Subsequently, in May 2021, we entered into a second amendment to the credit agreement (the "second amendment" and, the credit agreement as amended by the first amendment and the second amendment, the "amended credit agreement" or the "revolving credit facility"). The second amendment provides for certain changes to our covenants and decreases to certain applicable rates effected by the first amendment. Where the first amendment previously provided for suspensions of and adjustments to our existing interest coverage covenant and leverage covenant (each as defined below), and further required us to maintain a specific amount of minimum liquidity during certain quarters, the second amendment provided that these financial covenants became effective again as of March 31, 2021 and removed the minimum liquidity covenant. The second amendment also (i) decreases the interest rate margins that were previously provided for under the first amendment; (ii) reverses limitations effected by the first amendment on expansions of and extensions of the maturity of the revolving credit facility during the covenant suspension period; (iii) removes additional limitations on the availability of certain exceptions to the negative covenants, including the restricted payments covenant, that were imposed during the covenant suspension period; and (iv) provides mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by a replacement alternative benchmark rate or mechanism for loans made in U.S. Dollars and non-U.S. Dollar currencies.
As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the revolving credit facility. As of June 30, 2020, there was $250.0 million outstanding under the revolving credit facility, which we had borrowed as a precautionary measure in connection with the uncertain conditions created by COVID-19 in early calendar year 2020.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2021, there was $4.3 million of letters of credit outstanding (December 31, 2020 and June 30, 2020 had $4.3 million and $14.7 million letters of credit outstanding, respectively).
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
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things: incur additional secured and unsecured indebtedness; pledge the assets as security; make investments, loans, advances, guarantees and acquisitions, (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments.

We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement.
As of June 30, 2021, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate, (b) a rate based on the rates applicable for deposits in the interbank market for U.S. Dollars (“adjusted LIBOR”), (c) a rate based on the rates applicable for deposits in the interbank market for Japanese Yen ("adjusted TIBOR"), (d) a rate based on the rates applicable for deposits in the interbank market for Canadian Dollars ("adjusted CDOR"), or (e) a rate based on the rates applicable for deposits in the interbank market for Euro ("adjusted EURIBOR"), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.25% to 1.75% for adjusted LIBOR, adjusted TIBOR, adjusted CDOR and adjusted EURIBOR loans and 0.25% to 0.75% for alternate base rate loans. We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit.
The weighted average interest rate under the revolving credit facility borrowings was 2.2% and 2.3% during the three and six months ended June 30, 2020, respectively. There were no borrowings outstanding during Fiscal 2021. As of June 30, 2021, the commitment fee was 25.0 basis points.

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
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) was $488.8 million, after deducting the initial purchasers’ discount and estimated offering expenses that we paid, of which we used $47.9 million to pay the cost of the capped call transactions described below. We utilized $439.9 million to repay indebtedness that was outstanding under our revolving credit facility at the time, and to pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of our subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
In May 2021, we entered into exchange agreements with certain holders of the Convertible Senior Notes (the "exchanging holders"), who agreed to exchange $250.0 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchange"). In connection with the Exchange, we paid approximately $300.0 million cash and issued approximately 11.1 million shares of the Company's Class C Common Stock to the exchanging holders. Additionally, we recognized a loss on debt extinguishment of approximately $34.7 million for the three months ended June 30, 2021, which has been recorded within Other Income (Expense), net on our unaudited condensed consolidated statement of operations. Following the Exchange, $250.0 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
Concurrently with the offering of the Convertible Senior Notes, we entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to our Class C Common Stock upon any conversion of Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $13.4750 per share of our Class C Common Stock, representing a premium of 75% above the last reported sale price of our Class C Common Stock on May 21, 2020, and is subject to certain adjustments under the terms of the capped call transactions.
In May 2021, concurrently with the Exchange, we entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid us a cash settlement amount in respect of the portion of capped call transactions being terminated. We received approximately $53.0 million in aggregate in connection with such termination agreements.
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
In connection with the Convertible Senior Notes issuance, we incurred deferred financing costs of $12.3 million, primarily related to fees paid to the initial purchasers of the offering, as well as legal and accounting fees. These costs were allocated on a pro rata basis, with $10.0 million allocated to the debt component and $2.2 million allocated to the equity component.

The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for the three months ended June 30, 2021 was 6.8%.
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

CONTRACTUAL COMMITMENTS AND CONTINGENCIES
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for Fiscal 2020, as updated in our Form 10-Q for the quarter ended June 30, 2021.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2020. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Annual Report on Form 10-K for Fiscal 2020. Other than adoption of recent accounting standards as discussed in Note 2 of our unaudited condensed consolidated financial statements, there were no significant changes to our critical accounting policies during the six months ended June 30, 2021.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
On May 26, 2021, we entered into exchange agreements with certain holders (the "exchanging holders") of our 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes"), who agreed to exchange $250 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchange"). In connection with the Exchange, we issued 11,052,166 shares of our Class C Common Stock and paid approximately $300.0 million cash to the exchanging holders. The shares of our Class C Common Stock issued in connection with the Exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued in reliance on the exemption from the registration requirements thereof provided by Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. Additionally, concurrently with the Exchange, we entered into agreements to terminate a portion of the capped call transactions previously entered into in connection with our initial offering of the Convertible Senior Notes and received approximately $53.0 million in aggregate from the option counterparties in connection with such termination agreements. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding the Exchange.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Amendment No. 2, dated May 17, 2021, to the Amended and Restated Credit Agreement dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on May 19, 2021).
10.02	Form of Termination Agreement, dated May 26, 2021, by and between the Company and the applicable capped call counterparty (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 27, 2021).
10.03	First Amendment to Employee Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 30, 2021, by and between Patrik Frisk and the Company.*
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*     Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: August 5, 2021