Form 10-Q
period 2021-09-30
Under Armour, Inc.
filed 2021-11-04
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2021 there were 188,645,598 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 253,018,596 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets
Cash and cash equivalents	$1,253,706	$1,517,361	$865,609
Accounts receivable, net	735,779	527,340	806,916
Inventories	837,740	895,974	1,056,845
Prepaid expenses and other current assets, net	300,719	282,300	243,971
Total current assets	3,127,944	3,222,975	2,973,341
Property and equipment, net	601,700	658,678	680,871
Operating lease right-of-use assets	469,638	536,660	560,146
Goodwill	498,166	502,214	493,631
Intangible assets, net	11,474	13,295	37,274
Deferred income taxes	34,543	23,930	45,995
Other long term assets	78,836	72,876	72,293
Total assets	$4,822,301	$5,030,628	$4,863,551
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$532,919	$575,954	$643,315
Accrued expenses	388,275	378,859	309,096
Customer refund liabilities	174,274	203,399	197,496
Operating lease liabilities	142,566	162,561	156,885
Other current liabilities	116,504	92,503	141,607
Total current liabilities	1,354,538	1,413,276	1,448,399
Long term debt, net of current maturities	662,903	1,003,556	997,347
Operating lease liabilities, non-current	728,077	839,414	872,791
Other long term liabilities	99,034	98,389	74,668
Total liabilities	2,844,552	3,354,635	3,393,205
Stockholders’ equity
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2021, December 31, 2020 and September 30, 2020; 188,645,131 shares issued and outstanding as of September 30, 2021 (December 31, 2020: 188,603,686, September 30, 2020:188,533,987)	63	62	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2021, December 31, 2020 and September 30, 2020.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2021, December 31, 2020 and September 30, 2020; 252,992,053 shares issued and outstanding as of September 30, 2021 (December 31, 2020: 231,953,667, September 30, 2020: 231,684,883)	84	77	77
Additional paid-in capital	1,096,856	1,061,173	1,050,983
Retained earnings	918,664	673,855	490,071
Accumulated other comprehensive loss	(37,929)	(59,185)	(70,858)
Total stockholders’ equity	1,977,749	1,675,993	1,470,346
Total liabilities and stockholders’ equity	$4,822,301	$5,030,628	$4,863,551
Commitments and contingencies (Note 6)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$1,545,532	$1,433,021	$4,154,261	$3,070,901
Cost of goods sold	757,428	746,701	2,068,695	1,604,428
Gross profit	788,104	686,320	2,085,566	1,466,473
Selling, general and administrative expenses	599,384	553,549	1,659,025	1,586,156
Restructuring and impairment charges	16,656	74,201	26,382	549,601
Income (loss) from operations	172,064	58,570	400,159	(669,284)
Interest income (expense), net	(9,261)	(14,955)	(36,705)	(32,251)
Other income (expense), net	(29,476)	(7,184)	(75,150)	(10,493)
Income (loss) before income taxes	133,327	36,431	288,304	(712,028)
Income tax expense (benefit)	18,962	(3,714)	38,870	14,696
Income (loss) from equity method investments	(921)	(1,199)	969	(6,906)
Net income (loss)	$113,444	$38,946	$250,403	$(733,630)

Basic net income (loss) per share of Class A, B and C common stock	$0.24	$0.09	$0.54	$(1.62)
Diluted net income (loss) per share of Class A, B and C common stock	$0.24	$0.09	$0.54	$(1.62)

Weighted average common shares outstanding Class A, B and C common stock
Basic	470,002	454,541	461,908	453,847
Diluted	473,116	456,674	464,918	453,847
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$113,444	$38,946	$250,403	$(733,630)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,499)	12,258	2,897	(28,785)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of ($4,900) and $4,627 for the three months ended September 30, 2021 and 2020, respectively, and $(5,427) and $(3,850) for the nine months ended September 30, 2021 and 2020, respectively.	15,468	(18,498)	20,521	5,249
Gain (loss) on intra-entity foreign currency transactions	(2,295)	6,923	(2,162)	3,443
Total other comprehensive income (loss)	5,674	683	21,256	(20,093)
Comprehensive income (loss)	$119,118	$39,629	$271,659	$(753,723)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	188,461	$62	34,450	$11	231,354	$77	$1,044,055	$450,750	$(71,541)	$1,423,414
Exercise of stock options	2	—	—	—	2	—	18	—	—	18
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(57)	—	—	375	—	375
Issuance of Class A Common Stock, net of forfeitures	71	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	386	—	978	—	—	978
Stock-based compensation expense	—	—	—	—	—	—	9,513	—	—	9,513
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	(3,581)	—	—	(3,581)
Comprehensive income (loss)	—	—	—	—	—	—	—	38,946	683	39,629
Balance as of September 30, 2020	188,534	$62	34,450	$11	231,685	$77	$1,050,983	$490,071	$(70,858)	$1,470,346

Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
Exercise of stock options	147	—	—	—	135	—	517	—	—	517
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(233)	—	—	(3,285)	—	(3,285)
Issuance of Class A Common Stock, net of forfeitures	98	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,755	1	3,637	—	—	3,638
Stock-based compensation expense	—	—	—	—	—	—	32,770	—	—	32,770
Equity Component value of convertible note issuance, net	—	—	—	—	—	—	40,342	—	—	40,342
Comprehensive income (loss)	—	—	—	—	—	—	—	(733,630)	(20,093)	(753,723)
Balance as of September 30, 2020	188,534	$62	34,450	$11	231,685	$77	$1,050,983	$490,071	$(70,858)	$1,470,346
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	188,625	$63	34,450	$11	245,144	$81	$1,084,018	$806,140	$(43,603)	$1,846,710
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(52)	—	—	(920)	—	(920)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	7,900	3	1,790	—	—	1,793
Stock-based compensation expense	—	—	—	—	—	—	11,048	—	—	11,048
Comprehensive income (loss)	—	—	—	—	—	—	—	113,444	5,674	119,118
Balance as of September 30, 2021	188,645	$63	34,450	$11	252,992	$84	$1,096,856	$918,664	$(37,929)	$1,977,749

Balance as of December 31, 2020	188,603	62	34,450	11	231,954	77	1,061,173	673,855	(59,185)	1,675,993
Exercise of stock options	6	1	—	—	7	—	23	—	—	24
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(291)	—	—	(5,594)	—	(5,594)
Issuance of Class A Common Stock, net of forfeitures	36	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	21,322	7	2,708	—	—	2,715
Stock-based compensation expense	—	—	—	—	—	—	32,952	—	—	32,952
Comprehensive income (loss)	—	—	—	—	—	—	—	250,403	21,256	271,659
Balance as of September 30, 2021	188,645	$63	34,450	$11	252,992	$84	$1,096,856	$918,664	$(37,929)	$1,977,749
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$250,403	$(733,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	107,847	124,169
Unrealized foreign currency exchange rate gain (loss)	12,353	(3,676)
Loss on extinguishment of senior convertible notes	58,526	—
Loss on disposal of property and equipment	2,624	3,547
Non-cash restructuring and impairment charges	11,903	452,945
Amortization of bond premium	19,902	6,910
Stock-based compensation	32,953	32,770
Deferred income taxes	(23,414)	19,172
Changes in reserves and allowances	(19,215)	22,910
Changes in operating assets and liabilities:
Accounts receivable	(200,079)	(105,874)
Inventories	64,202	(159,930)
Prepaid expenses and other assets	(3,738)	64,404
Other non-current assets	52,179	(288,111)
Accounts payable	(36,913)	17,972
Accrued expenses and other liabilities	(123,273)	301,720
Customer refund liability	(29,072)	(23,164)
Income taxes payable and receivable	32,680	18,159
Net cash provided by (used in) operating activities	209,868	(249,707)
Cash flows from investing activities
Purchases of property and equipment	(57,660)	(71,639)
Sale of property and equipment	1,413	—
Purchase of businesses	—	(38,848)
Net cash used in investing activities	(56,247)	(110,487)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	—	1,288,753
Payments on long term debt and revolving credit facility	(506,280)	(800,000)
Proceeds from capped call	91,722	—
Purchase of capped call	—	(47,850)
Employee taxes paid for shares withheld for income taxes	(5,623)	(3,285)
Proceeds from exercise of stock options and other stock issuances	2,739	3,855
Payments of debt financing costs	—	(5,150)
Net cash provided by (used in) financing activities	(417,442)	436,323
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,708	2,398
Net increase in (decrease in) cash, cash equivalents and restricted cash	(262,113)	78,527
Cash, cash equivalents and restricted cash
Beginning of period	1,528,515	796,008
End of period	$1,266,402	$874,535

Non-cash investing and financing activities
Change in accrual for property and equipment	$(4,704)	$(12,449)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries. Certain information in footnote disclosures normally included in annual financial statements were condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. These unaudited condensed consolidated financial statements are presented in U.S. Dollars. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. The unaudited condensed consolidated balance sheet as of September 30, 2021 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Fiscal 2020"), filed with the SEC on February 24, 2021 ("Annual Report on Form 10-K for Fiscal 2020"), which should be read in conjunction with these unaudited condensed consolidated financial statements. The unaudited results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 ("Fiscal 2021"), or any other portions thereof.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash to the balances shown in the unaudited condensed consolidated statements of cash flows:

(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$1,253,706	$1,517,361	$865,609
Restricted cash	12,696	11,154	8,926
Total cash, cash equivalents and restricted cash	$1,266,402	$1,528,515	$874,535
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. One of the Company's customers accounted for more than 10.0% of the accounts receivable balance as of September 30, 2021. None of the Company's customers accounted for more than 10% of the accounts receivable balance as of December 31, 2020 and September 30, 2020, respectively. For the three and nine months ended September 30, 2021, one customer in North America accounted for more than 10% of the Company's net revenues. For the three and nine months ended September 30, 2020, no customer accounted for more than 10% of the Company's net revenues. The Company regularly evaluates the credit risk of the large wholesale customers which make up the majority of the Company's accounts receivable. Refer to the "Credit Losses - Allowance for Doubtful Accounts" below for a discussion of the evaluation of credit losses.
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

The following table illustrates the activity in the Company's allowance for doubtful accounts:

(In thousands)	Balance as of December 31, 2020	Increases (decreases) to Costs and Expenses	Write-Offs Net of Recoveries	Balance as of September 30, 2021
Allowance for doubtful accounts - within accounts receivable, net	$20,350	$(4,149)	$(2,100)	$14,101
Allowance for doubtful accounts - within prepaid expenses and other current assets	$7,029	$—	$—	$7,029
The allowance for doubtful accounts was established with information available as of September 30, 2021, including reasonable and supportable estimates of future risk.
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
The following table presents the customer refund liability, as well as the associated value of inventory for the periods indicated:

(In thousands)	Balance as of September 30, 2021	Balance as of December 31, 2020	Balance as of September 30, 2020
Customer refund liability	$174,274	$203,399	$197,496
Inventory associated with the reserves	$50,544	$57,867	$50,779
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses, on the Company's unaudited condensed consolidated balance sheets. As of September 30, 2021, December 31, 2020, and September 30, 2020, contract liabilities were $24.3 million, $26.7 million and $64.9 million, respectively.
For the three and nine months ended September 30, 2021, the Company recognized $3.1 million and $10.8 million, respectively, of revenue that was previously included in contract liabilities as of December 31, 2020. For the three and nine months ended September 30, 2020, the Company recognized $9.9 million and $21.2 million, respectively, of revenue that was previously included in contract liabilities as of December 31, 2019. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.
Shipping and Handling Costs
The Company charges customers shipping and handling fees based on contractual terms, which are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses. For the three and nine months ended September 30, 2021, these costs totaled $13.8 million and $63.3 million, respectively, (three and nine months ended September 30, 2020 - $21.2 million and $61.2 million, respectively).
Equity Method Investment
The Company has a common stock investment of 29.5% in Dome Corporation ("Dome"), the Company's Japanese licensee. The Company accounts for its investment in Dome under the equity method, given it has the ability to exercise significant influence, but not control, over Dome. The Company recorded its allocable share of Dome’s net income (loss) of $0 and $1.8 million for the three and nine months ended September 30, 2021, respectively, (three and nine months ended September 30, 2020 - $0 and $(1.4) million, respectively) within income

(loss) from equity method investment on the unaudited condensed consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited condensed consolidated balance sheets. As of September 30, 2021, the carrying value of the Company's investment in Dome was $1.8 million. The Company's investment in Dome had no carrying value as of December 31, 2020 and September 30, 2020.
In addition to the investment in Dome, the Company has a license agreement with Dome. The Company recorded license revenues from Dome of $11.1 million and $22.9 million for the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020 - $10.9 million and $17.4 million, respectively). As of September 30, 2021, December 31, 2020, and September 30, 2020, the Company had $8.9 million, $22.9 million, and $8.5 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's unaudited condensed consolidated balance sheets.
On March 2, 2020, as part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For the three and nine months ended September 30, 2021, the Company recorded the allocable share of UA Sports Thailand’s net income (loss) of $(921) thousand and $(873) thousand, respectively (three and nine months ended September 30, 2020 - $1.2 million and $1.8 million, respectively) within income (loss) from equity method investment on the unaudited condensed consolidated statements of operations and as an adjustment to the invested balance within other long term assets on the unaudited condensed consolidated balance sheets. As of September 30, 2021, December 31, 2020, and September 30, 2020, the carrying value of the Company’s investment in UA Sports Thailand was $4.7 million, $4.5 million and $3.7 million, respectively.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company currently does not expect this guidance to have a material impact on its unaudited condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting and then issued a subsequent amendment to the initial guidance under ASU 2021-01 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, derivatives and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. The Company adopted Topic 848 in the third quarter of Fiscal 2021. The adoption did not have an impact to the Company's unaudited condensed consolidated financial statements.
NOTE 3. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs (the "2020 restructuring plan") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation.
Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available. As of September 30,

2021, the Company currently estimates total restructuring and related charges associated with the 2020 restructuring plan will range between $525 million to $575 million.
The restructuring and related charges primarily consist of approximately:
•$199 million of cash restructuring charges, of which approximately $28 million relates to employee severance and benefit costs, $14 million relates to facility and lease termination costs and $157 million relates to contract termination and other restructuring costs; and
•$376 million of non-cash charges, of which approximately $291 million relates to an impairment charge on the Company’s New York City flagship store and $85 million relates to intangibles and other asset related impairments.
The Company recorded $16.8 million and $26.9 million of restructuring and related impairment charges for the three and nine months ended September 30, 2021, respectively, and $70.2 million and $410.3 million for the three and nine months ended September 30, 2020, respectively, under the 2020 restructuring plan. As of September 30, 2021, $499.6 million of restructuring and related impairment charges under the 2020 restructuring plan have been recorded to date since the inception of the plan.
The following table illustrates the costs recorded during the three and nine months ended September 30, 2021, as well as the Company's current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan:

	Restructuring and Impairment Charges Recorded				Estimated Restructuring and Impairment Charges (1)
(In thousands)	Three months ended September 30,		Nine months ended September 30,		Remaining to be Incurred	Total to be Incurred under plan
	2021	2020	2021	2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$—	$—	$—	$—	$11,608
Inventory write-offs	107	—	515	—	1,000	2,283
Total costs recorded in cost of goods sold	107	—	515	—	1,000	13,891

Net costs (recoveries) recorded in restructuring and related impairment charges:
Property and equipment impairment	3,064	3,307	3,064	26,211	—	32,344
Intangible asset impairment	—	—	—	—	—	4,351
Right-of-use asset impairment	—	—	—	290,813	—	293,495
Employee related costs	(424)	26,410	(845)	27,239	—	27,734
Contract exit costs (2)	10,794	38,520	15,041	53,462	58,999	153,048
Other asset write off	1,055	—	2,400	—	7,349	22,823
Other restructuring costs	2,167	1,995	6,722	12,533	8,028	27,314
Total costs recorded in restructuring and impairment charges	16,656	70,232	26,382	410,258	74,376	561,109
Total restructuring and impairment charges	$16,763	$70,232	$26,897	$410,258	$75,376	$575,000
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

For the three months ended September 30, 2021, approximately $10.5 million of the charges are North America related, $5.9 million are Latin America related and $1.4 million are Asia-Pacific related. These charges were offset by a recovery of $1.1 million related to EMEA.
For the three months ended September 30, 2020, approximately $39.1 million of the charges are North America related, $11.5 million are EMEA related, $6.1 million are Latin America related, and $3.6 million are Asia-Pacific related.
For the nine months ended September 30, 2021, approximately $16.7 million of the charges are North America related, $9.2 million are Latin America related and $2.1 million are Asia-Pacific related. These charges were offset by a recovery of $1.1 million related to EMEA.
For the nine months ended September 30, 2020, approximately $367.4 million of the charges are North America related, $11.6 million are EMEA related, $6.4 million are Latin America related and $3.6 million are Asia-Pacific related.
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2021	$12,868	$61,642	$6,098
Net additions (recoveries) charged to expense	(845)	17,814	(872)
Cash payments charged against reserve	(5,471)	(45,378)	(6,078)
Foreign exchange and other	(1,086)	(1,443)	140
Balance at September 30, 2021	$5,466	$32,635	$(712)
During the three and nine months ended September 30, 2021, the Company also incurred net costs of $6.4 million and $10.3 million, respectively, associated with abandoned facilities and the write off of fixed assets under the 2020 restructuring plan.

NOTE 4. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its brand and factory house stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
The Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the unaudited condensed consolidated balance sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's unaudited condensed consolidated balance sheets for leases with an expected term greater than one year. Short-term lease payments were not material for the three and nine months ended September 30, 2021 and 2020.
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
The Company's rent deferrals had no impact to rent expense during the three and nine months ended September 30, 2021 and 2020, and amounts deferred and payable in future periods have been included in short term lease liability on the Company's unaudited condensed consolidated balance sheet as of September 30, 2021. The Company's rent waivers, which were recorded as a reduction of rent expense, were approximately $2.2 million and $5.1 million for the three and nine months ended September 30, 2021, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2020, respectively.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's unaudited condensed consolidated statement of operations, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Operating lease costs	$35,630	$36,882	$106,973	$108,614
Variable lease costs	$4,650	$2,879	$12,025	$5,447
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material. The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	September 30, 2021	December 31, 2020	September 30, 2020
Weighted average remaining lease term (in years)	8.84	9.12	9.24
Weighted average discount rate	3.73%	3.83%	3.82%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$44,161	$37,810	$135,035	$113,784
Leased assets obtained in exchange for new operating lease liabilities	$5,348	$11,018	$18,396	$393,850

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating lease liabilities as of September 30, 2021:

(In thousands)
Fiscal year ending December 31,
2021 (three months ended)	$49,090
2022	164,404
2023	144,415
2024	124,609
2025	95,162
2026 and thereafter	453,252
Total lease payments	$1,030,932
Less: Interest	160,289
Total present value of lease liabilities	$870,643
As of September 30, 2021, the Company has additional operating lease obligations that have not yet commenced of approximately $12.2 million, which are not reflected in the table above.

NOTE 5. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

(In thousands)	As of September 30, 2021	As of December 31, 2020	As of September 30, 2020
1.50% Convertible Senior Notes due 2024	$80,919	$500,000	$500,000
3.25% Senior Notes due 2026	600,000	600,000	600,000
Credit Facility borrowings	—	—	—
Total principal payments due	680,919	1,100,000	1,100,000

Unamortized debt discount on Convertible Senior Notes	(10,105)	(79,031)	(84,127)
Unamortized debt discount on Senior Notes	(1,194)	(1,385)	(1,448)
Unamortized debt issuance costs - Convertible Senior Notes	(1,086)	(8,763)	(9,403)
Unamortized debt issuance costs - Senior Notes	(2,536)	(2,940)	(3,074)
Unamortized debt issuance costs - Credit facility	(3,095)	(4,325)	(4,601)
Total amount outstanding	662,903	1,003,556	997,347
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—	—

Non-current portion of long-term debt	$662,903	$1,003,556	$997,347

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
As of September 30, 2021, December 31, 2020 and September 30, 2020 there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2021, there was $4.4 million of letters of credit outstanding (December 31, 2020 and September 30, 2020 had $4.3 million and $15.5 million letters of credit outstanding, respectively).
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
As of September 30, 2021, the Company was in compliance with the applicable covenants.
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
The weighted average interest rate under the revolving credit facility borrowings was 2.1% and 2.3% during the three and nine months ended September 30, 2020, respectively. There were no borrowings outstanding during the nine months ended September 30, 2021. As of September 30, 2021, the commitment fee was 25.0 basis points.

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
In May 2021, the Company entered into exchange agreements with certain holders of the Convertible Senior Notes (the "first exchanging holders"), who agreed to exchange $250.0 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued and unpaid interest (the "First Exchange"). In connection with the First Exchange, the Company paid approximately $300.0 million cash and issued approximately 11.1 million shares of the Company's Class C Common Stock to the first exchanging holders. In August 2021, the Company entered into additional exchange agreements with certain holders of the Convertible Senior Notes (the "second exchanging holders"), who agreed to exchange approximately $169.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued an unpaid interest (the "Second Exchange" and, together with the First Exchange, the "Exchanges"). In connection with the Second Exchange, the Company paid approximately $207.0 million cash and issued approximately 7.7 million shares of the Company's Class C Common Stock to the second exchanging holders. In connection with the Exchanges, the Company recognized a loss on debt extinguishment of approximately $23.8 million and $58.5 million for the three and nine months ended September 30, 2021, respectively, which has been recorded within Other Income (Expense), net on the Company's unaudited condensed consolidated statement of operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
In May 2021 and August 2021, concurrently with the Exchanges, the Company entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid the Company a cash settlement amount in respect of the portion of capped call transactions being terminated. The Company received approximately $53.0 million and $38.6 million, in connection with such termination agreements related to the First Exchange and the Second Exchange, respectively.
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
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for the three months ended September 30, 2021 was 6.8%.
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
Interest expense, net, was $9.3 million and $15.0 million for the three months ended September 30, 2021 and 2020, respectively, and $36.7 million and $32.3 million for the nine months ended September 30, 2021 and 2020, respectively.
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
On March 29, 2019, the court in the consolidated Kenney action granted the Company’s and the defendants’ motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims relating to the Company’s purchase of parcels in Port Covington (which derivative action has since been dismissed in its entirety). The court ordered stay in the consolidated Kenney action remains in effect at this time. In March 2021, the court in the consolidated Kenney action issued a notice of contemplated dismissal for lack of prosecution without prejudice pursuant to Maryland Rule 2-507. The court issued a second notice of contemplated dismissal for lack of prosecution without prejudice in August 2021.
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
In March 2021, the court issued an order dismissing the Klein matter for lack of jurisdiction without prejudice pursuant to Maryland Rule 2-507. In October 2021, the court issued an order (i) consolidating the Cordell and Salo actions with the consolidated Kenney action into a single consolidated derivative action (the "Consolidated State Derivative Action"); (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated State Derivative Action.
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

Our financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	September 30, 2021			December 31, 2020			September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 8)	$—	$3,197	$—	$—	$(22,122)	$—	$—	$(203)	$—
TOLI policies held by the Rabbi Trust	$—	$8,525	$—	$—	$7,697	$—	$—	$7,229	$—
Deferred Compensation Plan obligations	$—	$(15,122)	$—	$—	$(14,314)	$—	$—	$(13,113)	$—
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
As of September 30, 2021, December 31, 2020, and September 30, 2020, the fair value of the Convertible Senior Notes was $150.2 million, $828.2 million, and $624.8 million, respectively. The Company entered into exchange agreements with certain holders during the three and nine months ended September 30, 2021 to exchange approximately $169.0 million and $419.0 million, respectively, in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares (see Note 5 to the unaudited condensed consolidated financial statements).
As of September 30, 2021, December 31, 2020, and September 30, 2020, the fair value of the Senior Notes was $622.5 million, $602.6 million, and $566.6 million, respectively.
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2021, the Company has hedge instruments primarily for:
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
The following table presents the fair values of derivative instruments within the unaudited condensed consolidated balance sheets. Refer to Note 7 of the unaudited condensed consolidated financial statements for a discussion of the fair value measurements:

(In thousands)	Balance Sheet Classification	September 30, 2021	December 31, 2020	September 30, 2020
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$6,424	$—	$5,659
Foreign currency contracts	Other long term assets	4,377	—	—
Total derivative assets designated as hedging instruments		$10,801	$—	$5,659

Foreign currency contracts	Other current liabilities	$7,123	$17,601	$4,942
Foreign currency contracts	Other long term liabilities	620	6,469	—
Total derivative liabilities designated as hedging instruments		$7,743	$24,070	$4,942

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$4,935	$2,384	$5,373
Total derivative assets not designated as hedging instruments		$4,935	$2,384	$5,373

Foreign currency contracts	Other current liabilities	$2,242	$6,464	$1,714
Total derivative liabilities not designated as hedging instruments		$2,242	$6,464	$1,714

The following table presents the amounts in the unaudited condensed consolidated statements of operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,545,532	$(1,953)	$1,433,021	$218	$4,154,261	$(7,477)	$3,070,901	$3,495
Cost of goods sold	$757,428	$(3,947)	$746,701	$4,496	2,068,695	(8,586)	1,604,428	7,179
Interest income (expense), net	$(9,261)	$(9)	$(14,955)	$(9)	(36,705)	(27)	(32,251)	(27)
Other income (expense), net	$(29,476)	$—	$(7,184)	$4	(75,150)	—	(10,493)	25

The following tables present the amounts affecting the unaudited statements of comprehensive income (loss):

(In thousands)	Balance as of June 30, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(20,346)	$14,459	$(5,900)	$13
Interest rate swaps	(522)	—	(9)	(513)
Total designated as cash flow hedges	$(20,868)	$14,459	$(5,909)	$(500)

(In thousands)	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$9,858	$(16,063)	$13
Interest rate swaps	(541)	—	(28)	$(513)
Total designated as cash flow hedges	$(26,449)	$9,858	$(16,091)	$(500)

(In thousands)	Balance as of June 30, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$26,200	$(18,432)	$4,701	$3,066
Interest rate swaps	(559)	—	(9)	(550)
Total designated as cash flow hedges	$25,641	$(18,432)	$4,692	$2,516

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$(6,005)	$19,727	$10,655	$3,066
Interest rate swaps	(577)	—	(27)	(550)
Total designated as cash flow hedges	$(6,582)	$19,727	$10,628	$2,516
The following table presents the amounts in the unaudited condensed consolidated statements of operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(29,476)	$(2,382)	$(7,184)	$(962)	$(75,150)	$(3,197)	$(10,493)	$1,022

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2021, December 31, 2020, and September 30, 2020, the aggregate notional value of the Company's outstanding cash flow hedges was $739.1 million, $812.5 million, and $301.2 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 5 of the unaudited condensed consolidated financial statements for a discussion of long term debt. As of September 30, 2021, December 31, 2020, and September 30, 2020, the Company had no outstanding interest rate swap contracts.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the unaudited condensed consolidated statements of operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the unaudited condensed consolidated balance sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the unaudited condensed consolidated balance sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2021, December 31, 2020, and September 30, 2020, the total notional value of the Company's outstanding undesignated derivative instruments was $431.1 million, $313.1 million, and $262.9 million, respectively.
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
NOTE 9. PROVISION FOR INCOME TAXES
Provision for Income Taxes
The Company computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to the year-to-date earnings. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to ordinary income or loss in the loss jurisdiction. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. For the comparable three and nine months ended September 30, 2021 and 2020 respectively, all global jurisdictions were included in the estimated annual effective tax rate.
The effective rates for income taxes were 14.2% and (10.2)% for the three months ended September 30, 2021 and 2020, respectively. The change in the Company’s effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period, the recording of valuation allowance releases against current 2021 earnings forecasted in the United States, and discrete items during the three months ended September 30, 2020.

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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2020, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of September 30, 2021 the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States federal and the majority of the United States state deferred tax assets. Accordingly, the Company continues to maintain valuation allowances on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against select foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.

NOTE 10. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income (loss)	$113,444	$38,946	$250,403	$(733,630)
Denominator
Weighted average common shares outstanding Class A, B and C	470,002	454,541	461,908	453,847
Effect of dilutive securities Class A, B, and C	3,114	2,133	3,010	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	473,116	456,674	464,918	453,847

Basic net income (loss) per share of Class A, B and C common stock	$0.24	$0.09	$0.54	$(1.62)
Diluted net income (loss) per share of Class A, B and C common stock	$0.24	$0.09	$0.54	$(1.62)
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 0.5 million and 1.9 million shares of Class A and Class C Common Stock outstanding for the three and nine months ended September 30, 2021, respectively, (three and nine months ended September 30, 2020 - 7.3 million and 0 respectively), were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for the nine months ended September 30, 2020, there were no stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net revenues
North America	$1,035,862	$962,565	$2,747,082	$2,021,247
EMEA	241,201	210,111	642,308	437,140
Asia-Pacific	211,950	178,895	614,539	397,846
Latin America	56,380	44,338	151,203	108,573
Corporate Other (1)	139	37,112	(871)	106,095
Total net revenues	$1,545,532	$1,433,021	$4,154,261	$3,070,901

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Operating income (loss)
North America	$292,367	$224,593	$728,698	$251,579
EMEA	41,772	40,834	108,350	43,840
Asia-Pacific	40,529	19,248	111,088	(30,040)
Latin America	10,831	1,802	18,289	(50,756)
Corporate Other (1)	(213,435)	(227,907)	(566,266)	(883,907)
Total operating income (loss)	172,064	58,570	400,159	(669,284)
Interest expense, net	(9,261)	(14,955)	(36,705)	(32,251)
Other income (expense), net	(29,476)	(7,184)	(75,150)	(10,493)
Income (loss) before income taxes	$133,327	$36,431	$288,304	$(712,028)
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Apparel	$1,058,231	$927,041	$2,742,465	$1,951,186
Footwear	329,718	298,687	981,406	693,464
Accessories	126,345	145,060	355,244	268,912
Net Sales	1,514,294	1,370,788	4,079,115	2,913,562
License revenues	31,099	25,121	76,017	51,244
Corporate Other (1)	139	37,112	(871)	106,095
Total net revenues	$1,545,532	$1,433,021	$4,154,261	$3,070,901

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Wholesale	$910,655	$830,478	$2,477,853	$1,721,432
Direct-to-consumer	603,639	540,310	1,601,262	1,192,130
Net Sales	1,514,294	1,370,788	4,079,115	2,913,562
License revenues	31,099	25,121	76,017	51,244
Corporate Other (1)	139	37,112	(871)	106,095
Total net revenues	$1,545,532	$1,433,021	$4,154,261	$3,070,901
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
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2020. These factors include without limitation:
•the impact of the COVID-19 pandemic on our industry and our business, financial condition and results of operations, including recent impacts on the global supply chain;
•failure of our suppliers or manufacturers to produce or deliver our products in a timely or cost-effective manner;
•changes in general economic or market conditions that could affect overall consumer spending or our industry;
•increased competition causing us to lose market share or reduce the prices of our products or to increase our marketing efforts significantly;
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
All dollar and percentage comparisons made herein refer to the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020, unless otherwise stated. Due to the significant impact of COVID-19 on our Fiscal 2020 figures, certain comparisons to comparable periods of our fiscal year ended December 31, 2019 ("Fiscal 2019") have been included for additional context.

OVERVIEW
We are a leading developer, marketer, and distributor of branded performance apparel, footwear, and accessories. Our brand’s moisture-wicking fabrications are engineered in various designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, and by consumers with active lifestyles.
Through the third quarter of Fiscal 2021, we have realized better than expected wholesale and direct-to-consumer sales based on better sell through and demand for Under Armour products in North America, Asia-Pacific, and EMEA. Strategically and operationally, we remain focused on driving premium brand right growth and improved profitability. In the near term, and particularly in our North American business, we are focused on the quality of our sales driven by four main strategies: reducing our promotional activities; constraining supply against demand; exiting undifferentiated retail; and maintaining an appropriate level of sales to the off-price channel. Over the long term, our growth strategy is predicated on delivering industry-leading product innovation; return-driven investments into connecting even more deeply with our consumers through marketing activations and premium experiences; and the expansion of our direct-to-consumer and international businesses.
Quarterly Results
Financial highlights for the three months ended September 30, 2021, as compared to the same period in Fiscal 2020 include:
•Total net revenues increased 7.9%.
•Within our channels, wholesale revenue increased 9.7% and direct-to-consumer revenue increased 11.7%.
•Within our product categories, apparel revenue increased 14.2%, footwear increased 10.4%, and accessories revenue decreased 12.9%.
•Revenue in our North America, EMEA, Asia-Pacific, and Latin-America segments increased 7.6%, 14.8%, 18.5%, and 27.2%, respectively.
•Revenues from Corporate Other decreased 99.6% primarily due to the sale of the MyFitnessPal platform in December 2020.

•Gross margin increased 310 basis points to 51.0%.
•Selling, general and administrative expenses increased 8.3%.
•Restructuring and impairment charges decreased 77.6% from $74.2 million during the three months ended September 30, 2020 to $16.7 million during the three months ended September 30, 2021.
COVID-19 Update
The COVID-19 pandemic has caused, and we expect will continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, and vendors.
For instance, the pandemic has caused manufacturing challenges, with temporary closures or other restrictions placed on factories, in key sourcing countries in Southeast Asia, including Vietnam, where we source approximately one third of our products. Additionally, the COVID-19 pandemic has caused global logistical challenges, including shipping container shortages, transportation delays, and port congestion. These challenges have disrupted some of our normal inbound and outbound inventory flow, which has required us to incur increased freight costs, and are impacting the timing of sales to some of our customers as we work to manage product availability and inventory levels and in certain cases adjust orders and shipping with our factory partners and logistic suppliers. While at the time of filing of this Form 10-Q nearly all the factories that we do business with are open, including in Vietnam, we expect that these manufacturing and sourcing challenges will continue into the next several quarters and could negatively impact our sales, especially as we believe it will take some time to reach full operating capacity levels again. We also expect to continue to incur increased freight costs as a means to mitigate some inventory delays over the next several quarters.
Moreover, governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis. We believe we may continue to experience varying degrees of volatility, business disruptions and periods of closure of our stores, distribution centers and corporate facilities, although, as of September 30, 2021, the majority of our brand and factory house stores and the stores of our wholesale customers have reopened. In certain locations, however, primarily Asia Pacific, some of our brand and factory house stores and the stores of our wholesale customers remain closed. Where reopening has been permitted, some of these retail stores are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
The COVID-19 pandemic and related disruptions across the global supply chain and retail environment, remains a risk that could have material adverse impacts to our future revenue growth as well as to our overall profitability. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments that are outside of our control. For a more complete discussion of the COVID-19 related risks facing our business, refer to our "Risk Factors" section included in Item 1A in our Annual Report on Form 10-K for Fiscal 2020.
In connection with global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we recognized certain incentives totaling $0.6 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $6.6 million for the three and nine months ended September 30, 2020, respectively. The incentives were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
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
Corporate Other consists primarily of revenue and costs related to our MMR platforms, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation, and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and impairment related charges; and certain foreign currency hedge gains and losses.

Fiscal Year End Change
During the first quarter of Fiscal 2021, our Board of Directors approved a change in our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Because our largest quarters are currently realized in the period from July 1 through December 31, we believe that this change will provide greater alignment with our business cycle and financial reporting. There will be no change to Fiscal 2021, which will end on December 31, 2021 and is expected to be reported in February of 2022. Following a three month-transition period (January 1, 2022 – March 31, 2022), our Fiscal 2023 will run from April 1, 2022 through March 31, 2023. Consequently, there will be no Fiscal 2022.
2020 Restructuring
During Fiscal 2020, our Board of Directors approved a restructuring plan ranging between $550.0 million to $600.0 million in costs (the "2020 restructuring plan") designed to rebalance our cost base to further improve profitability and cash flow generation.
Restructuring and related impairment charges and recoveries require us to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and may revise our assumptions and estimates as appropriate, as new or updated information becomes available. As of September 30, 2021, we currently estimate total restructuring and related charges associated with the 2020 restructuring plan will range between $525 million to $575 million.
The restructuring and related charges primarily consist of up to approximately:
•$199.0 million of cash restructuring charges, of which approximately $28.0 million relates to employee severance and benefit costs, $14 million relates to facility and lease termination costs and $157.0 million relates to contract termination and other restructuring costs; and
•$376.0 million of non-cash charges, of which approximately $291.0 million relates to an impairment charge on our New York City flagship store and $85.0 million relates to intangibles and other asset related impairments.
We recorded $16.8 million and $26.9 million of restructuring and related impairment charges for the three and nine months ended September 30, 2021, respectively, and $70.2 million and $410.3 million for the three and nine months ended September 30, 2020, respectively, under the 2020 restructuring plan. For more details on the 2020 restructuring plan, see Note 3 to our unaudited condensed consolidated financial statements.
These charges require us to make certain judgments and estimates regarding the amount and timing of restructuring and related impairment charges or recoveries. Our estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. We expect to recognize any remaining charges related to this plan by the first quarter of calendar year 2022.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change increase (decrease)	2021	2020	Change increase (decrease)
Net revenues	$1,545,532	$1,433,021	$112,511	$4,154,261	$3,070,901	$1,083,360
Cost of goods sold	757,428	746,701	10,727	2,068,695	1,604,428	464,267
Gross profit	788,104	686,320	101,784	2,085,566	1,466,473	619,093
Selling, general and administrative expenses	599,384	553,549	45,835	1,659,025	1,586,156	72,869
Restructuring and impairment charges	16,656	74,201	(57,545)	26,382	549,601	(523,219)
Income (loss) from operations	172,064	58,570	113,494	400,159	(669,284)	1,069,443
Interest income (expense), net	(9,261)	(14,955)	5,694	(36,705)	(32,251)	(4,454)
Other income (expense), net	(29,476)	(7,184)	(22,292)	(75,150)	(10,493)	(64,657)
Income (loss) before income taxes	133,327	36,431	96,896	288,304	(712,028)	1,000,332
Income tax expense (benefit)	18,962	(3,714)	22,676	38,870	14,696	24,174
Income (loss) from equity method investments	(921)	(1,199)	278	969	$(6,906)	$7,875
Net income (loss)	$113,444	$38,946	$74,498	$250,403	$(733,630)	$984,033

	Three Months Ended September 30,		Nine Months Ended September 30,
(As a percentage of net revenues)	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.0%	52.1%	49.8%	52.2%
Gross profit	51.0%	47.9%	50.2%	47.8%
Selling, general and administrative expenses	38.8%	38.6%	39.9%	51.7%
Restructuring and impairment charges	1.1%	5.2%	0.6%	17.9%
Income (loss) from operations	11.1%	4.1%	9.6%	(21.8)%
Interest income (expense), net	(0.6)%	(1.0)%	(0.9)%	(1.1)%
Other income (expense), net	(1.9)%	(0.5)%	(1.8)%	(0.3)%
Income (loss) before income taxes	8.6%	2.5%	6.9%	(23.2)%
Income tax expense (benefit)	1.2%	(0.3)%	0.9%	0.5%
Loss from equity method investment	(0.1)%	(0.1)%	—%	(0.2)%
Net income (loss)	7.3%	2.7%	6.0%	(23.9)%
Revenues:
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions and advertising. Net sales consist of sales from apparel, footwear and accessories product. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products.

Net revenues by product category are summarized below for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change increase (decrease)	2021	2020	Change increase (decrease)
Apparel	$1,058,231	$927,041	$131,190	$2,742,465	$1,951,186	$791,279
Footwear	329,718	298,687	31,031	981,406	693,464	287,942
Accessories	126,345	145,060	(18,715)	355,244	268,912	86,332
Net Sales	1,514,294	1,370,788	143,506	4,079,115	2,913,562	1,165,553
License revenues	31,099	25,121	5,978	76,017	51,244	24,773
Corporate Other (1)	139	37,112	(36,973)	(871)	106,095	(106,966)
Total net revenues	$1,545,532	$1,433,021	$112,511	$4,154,261	$3,070,901	$1,083,360
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
Net sales
Net sales increased by $143.5 million, or 10.5%, to $1,514.3 million during the three months ended September 30, 2021, as compared to $1,370.8 million during the same period in Fiscal 2020. The increase in net sales was primarily driven by increased revenues in apparel and footwear, partially offset by a decrease in revenues in accessories. Apparel saw strength across several sports categories, particularly Train and Golf, and footwear grew primarily in Run, with revenue growth in both product types driven primarily by higher average selling prices, which benefited from less promotions and discounts. Decreases in accessories revenues were due to lower unit sales, primarily due to lower demand for sports masks. When compared to the same period in Fiscal 2019, net sales increased 11.8%.
Net sales increased by $1,165.6 million, or 40.0%, to $4,079.1 million during the nine months ended September 30, 2021, as compared to $2,913.6 million during the same period in Fiscal 2020. The increase in net sales was primarily driven by increased unit sales across all our product categories including apparel, footwear, and accessories. The increase in demand was primarily due to the significant disruptions we experienced during the second quarter of Fiscal 2020 related to COVID-19, including cancellations of orders by our wholesale partners and closures of retail locations, with the majority shut down or operating at a reduced capacity in the prior period, including our own brand and factory house stores as well as the stores of our wholesale customers. Increased demand for the nine months ended September 30, 2021 was also driven by changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to the same period in Fiscal 2019, net sales increased 12.3%.
License revenues
License revenues increased by $6.0 million, or 23.8%, to $31.1 million for the three months ended September 30, 2021, as compared to $25.1 million during the same period in Fiscal 2020 driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in North America, as this region continues to recover from the impacts of COVID-19.
License revenues increased by $24.8 million, or 48.3%, to $76.0 million for the nine months ended September 30, 2021, as compared to $51.2 million during the same period in Fiscal 2020 driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in North America, as this region continues to recover from the impacts of COVID-19.
Revenues from Corporate Other
Revenues from Corporate Other decreased by $37.0 million for the three months ended September 30, 2021, and by $107.0 million for the nine months ended September 30, 2021, as compared to the same periods in Fiscal 2020, primarily due to the sale of MyFitnessPal in December 2020. See Note 1 to our unaudited condensed consolidated financial statements for more details.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $13.8 million and $21.2 million for the three months ended September 30, 2021 and 2020, respectively, and $63.3 million and $61.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Gross profit increased by $101.8 million to $788.1 million for the three months ended September 30, 2021, as compared to $686.3 million during the same period in Fiscal 2020. Gross profit as a percentage of net revenues, or gross margin, increased by 310 basis points to 51.0% for the three months ended September 30, 2021, compared to 47.9% during the same period in Fiscal 2020.
This increase in gross margin was primarily driven by the following:
•approximately 400 basis points of pricing improvements driven by lower promotional activity within our direct-to-consumer channel, along with lower promotions and markdowns within our wholesale business; and
•approximately 120 basis points resulting from channel mix, primarily related to lower mix of off-price sales.
These increases were partially offset by the following decreases in gross margin:
•approximately 100 basis points related to the absence of MyFitnessPal, which was sold in December 2020; and
•approximately 90 basis points relating primarily to higher freight and logistic costs due to COVID-19 related supply chain pressures

Gross profit increased by $619.1 million to $2,085.6 million for the nine months ended September 30, 2021, as compared to $1,466.5 million during the same period in Fiscal 2020. Gross profit as a percentage of net revenues, or gross margin, increased 240 basis points to 50.2%, compared to 47.8% during the same period in Fiscal 2020.
This increase in gross margin was primarily driven by the following:
•approximately 380 basis points of pricing improvements driven by lower promotional activity within our direct-to-consumer channel along with lower promotions and markdowns within our wholesale channel; and
•approximately 50 basis points resulting from a benefit of foreign exchange impacts.
These increases were partially offset by the following decreases in gross margin:
•approximately 130 basis points related to the absence of MyFitnessPal, which was sold in December 2020; and
•approximately 40 basis points related to channel mix primarily due to a lower mix of e-commerce and a higher mix of off-price sales compared to last year, when this channel was essentially closed for a part of the period during the nine months ended September 30, 2020.
Through the remainder of Fiscal 2021, we expect gross margin will continue to benefit from pricing and changes in foreign currency, partially offset by increased freight and logistic expenses and the sale of MyFitnessPal, which carried a high gross margin rate.
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
Selling, general and administrative expenses increased by $45.8 million, or 8.3%, to $599.4 million for the three months ended September 30, 2021, as compared to $553.5 million during the same period in Fiscal 2020. Within selling, general and administrative expenses:
•Marketing costs increased $36.6 million to $167.3 million, as compared to $130.7 million during the same period in Fiscal 2020. The increase was primarily attributable to reduced marketing activity in the prior fiscal year due to the COVID-19 pandemic. As a percentage of net revenues, marketing costs increased to 10.8% from 9.1% in the prior fiscal year period.
•Other costs increased $9.3 million to $432.1 million, as compared to $422.8 million during the same period in Fiscal 2020. The increase was primarily driven by higher incentive compensation expenses and non salaried wages, and general increase in business activities in Fiscal 2021, as compared to the same period in Fiscal 2020. As a percentage of net revenues, other costs decreased to 28.0% from 29.5%.
As a percentage of net revenues, total selling, general and administrative expenses increased to 38.8% for the three months ended September 30, 2021, compared to 38.6% during the same period in Fiscal 2020.

Selling, general and administrative expenses increased by $72.9 million, or 4.6%, to $1,659.0 million for the nine months ended September 30, 2021, as compared to $1,586.2 million during the same period in Fiscal 2020. Within selling, general and administrative expense:
•Marketing costs increased $54.1 million to $444.6 million, as compared to $390.5 million during the same period in Fiscal 2020. The increase was primarily attributable to reduced marketing activity in the prior fiscal year due to the COVID-19 pandemic. This increase was partially offset by reduced rights fees for sports marketing assets and reductions in retail marketing within our wholesale channel. As a percentage of net revenues, marketing costs decreased to 10.7% due to increased revenues, from 12.7% in the prior fiscal year.
•Other costs increased $18.7 million to $1,214.4 million, as compared to $1,195.7 million during the same period in Fiscal 2020. The increase was primarily driven by higher incentive compensation, non salaried wages, and retail facility expenses, and general increase in business activities in Fiscal 2021, as compared to the same period in Fiscal 2020, which was more severely impacted by COVID-19. These increases were partially offset by incurring lower legal and depreciation expense. As a percentage of net revenues, other costs decreased to 29.2% from 38.9% during the same period in Fiscal 2020.
As a percentage of net revenues, selling, general and administrative expenses decreased to 39.9% as compared to 51.7% during the same period in Fiscal 2020.
Restructuring and Impairment Charges
Restructuring and impairment charges within our operating expenses were $16.7 million and $74.2 million for the three months ended September 30, 2021 and 2020, respectively. Refer to the "2020 Restructuring" section above for further discussion of the 2020 restructuring plan.
Restructuring and impairment charges within our operating expenses were $26.4 million and $549.6 million for the nine months ended September 30, 2021 and 2020, respectively. Included in the prior fiscal year was $135.4 million of long-lived asset and goodwill impairment charges, as well as a right of use asset impairment charge of $290.8 million relating to our flagship store in New York City.
Income (Loss) from Operations
Income from operations increased by $113.5 million to $172.1 million for the three months ended September 30, 2021, and increased by $1,069.4 million to $400.2 million for the nine months ended September 30, 2021. The increase in income from operations for both the three and nine month period was driven primarily by increased revenues along with significantly lower restructuring and impairment charges compared to the prior fiscal year.
Interest Expense, Net
Interest expense, net is primarily comprised of interest paid and accrued on our debt facilities, offset by interest income earned on our cash and cash equivalents.

Interest expense, net decreased by $5.7 million to $9.3 million for the three months ended September 30, 2021, as compared to $15.0 million during the same period in Fiscal 2020. The decrease was primarily due to less interest on our Convertible Senior Notes as a result of our repurchase of $419.1 million aggregate principal amount of Convertible Senior Notes. See Note 5 to our unaudited condensed consolidated financial statements.
Interest expense, net increased by $4.5 million to $36.7 million for the nine months ended September 30, 2021, as compared to $32.3 million during the same period in Fiscal 2020. The increase was primarily due to the full year impact of interest expense associated with our Convertible Senior Notes issued in May 2020, offset by a reduction in interest expense on our Convertible Senior Notes as a result of our repurchase of $419.1 million in aggregate principal noted above. See Note 5 to our unaudited condensed consolidated financial statements.
Other Income (Expense)
Other income (expense), net primarily consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes rent expense relating to lease assets held solely for sublet purposes, primarily the lease related to our New York City flagship store.
Other expense, net, increased by $22.3 million for the three months ended September 30, 2021, as compared to the same period in Fiscal 2020, primarily as a result of a $23.8 million loss we recognized upon the extinguishment of $169.1 million in principal amount of our Convertible Senior Notes. For more details see Note 5 to our unaudited condensed consolidated financial statements.
Other expense, net increased by $64.7 million for the nine months ended September 30, 2021 as compared to the same period in Fiscal 2020, primarily as a result of a $58.5 million loss we recognized upon the extinguishment of an aggregate $419.1 million in principal amount of our Convertible Senior Notes, an increase of $3.2 million associated with rent expense incurred in connection with our New York City flagship store and an increase of $4.2 million associated with changes in foreign exchange rates.
Income Tax Expense
Income tax expense increased by $22.7 million to $19.0 million during the three months ended September 30, 2021, as compared to an income tax benefit of $3.7 million during the same period in Fiscal 2020. For the three months ended September 30, 2021, our effective tax rate was 14.2% compared to (10.2)% for the same period in Fiscal 2020. The change in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period, the recording of valuation allowance releases against current 2021 earnings forecasted in the United States, and discrete items during the three months ended September 30, 2020.
Income tax expense increased by $24.2 million to $38.9 million during the nine months ended September 30, 2021 as compared to $14.7 million during the same period in Fiscal 2020. For the nine months ended September 30, 2021, our effective tax rate was 13.5% compared to (2.1)% for the same period in Fiscal 2020. The change in our effective tax rate was primarily driven by the recording of valuation allowances against the majority of 2020 losses forecast in the United States, against all of the 2020 losses forecast in China, and discrete items, including the recording of valuation allowances on certain previously recognized deferred tax assets in the United States and China during the nine months ended September 30, 2020.
Income (Loss) from Equity Method Investments
Loss from equity method investment was $0.9 million for the three months ended September 30, 2021, as compared to a loss of $1.2 million during the same period in Fiscal 2020. See Note 2 to our unaudited condensed consolidated financial statements, under Equity Method Investment, for more details.
Income from equity method investment increased by $7.9 million to $1.0 million during the nine months ended September 30, 2021, as compared to a loss of $6.9 million during the same period in Fiscal 2020. This increase was primarily due to a $3.7 million impairment of our equity method investment in our Japanese licensee, Dome, recorded in the prior fiscal year.

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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net revenues by segment and Corporate Other are summarized below:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$1,035,862	$962,565	$73,297	7.6%
EMEA	241,201	210,111	31,090	14.8%
Asia-Pacific	211,950	178,895	33,055	18.5%
Latin America	56,380	44,338	12,042	27.2%
Corporate Other (1)	139	37,112	(36,973)	(99.6)%
Total net revenues	$1,545,532	$1,433,021	$112,511	7.9%
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
The increase in total net revenues for the three months ended September 30, 2021, compared to the same period in Fiscal 2020 was driven by the following:

•Net revenues in our North America region increased $73.3 million, or 7.6%, to $1,035.9 million for the three months ended September 30, 2021, as compared to $962.6 million during the same period in Fiscal 2020. This increase was primarily driven by growth in our retail business within our direct-to-consumer channel. When compared to the same period in Fiscal 2019, net revenues in our North America region increased by 2.0%.

•Net revenues in our EMEA region increased $31.1 million, or 14.8%, to $241.2 million for the three months ended September 30, 2021, as compared to $210.1 million during the same period in Fiscal 2020. This increase was primarily driven by growth within our wholesale channel. When compared to the same period in Fiscal 2019, net revenues in our EMEA region increased by 49.8%.

•Net revenues in our Asia-Pacific region increased $33.1 million, or 18.5%, to $212.0 million for the three months ended September 30, 2021, as compared to $178.9 million during the same period in Fiscal 2020. This increase was primarily driven by growth within our wholesale channel. When compared to the same period in Fiscal 2019, net revenues in our Asia-Pacific region increased by 36.8%.

•Net revenues in our Latin America region increased $12.0 million, or 27.2%, to $56.4 million for the three months ended September 30, 2021, as compared to $44.3 million during the same period in Fiscal 2020. This increase was primarily driven by growth in our wholesale channel, partially offset by a decrease in our direct-to-consumer channels, primarily related to a decline in our e-commerce business. When compared to the same period in Fiscal 2019, net revenues in our Latin America region increased by 8.0%.

•The decrease in Corporate Other for the three months ended September 30, 2021, compared to the same period in Fiscal 2020 is primarily due to the sale of MyFitnessPal in December 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net revenues by segment and Corporate Other are summarized below:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$2,747,082	$2,021,247	$725,835	35.9%
EMEA	642,308	437,140	205,168	46.9%
Asia-Pacific	614,539	397,846	216,693	54.5%
Latin America	151,203	108,573	42,630	39.3%
Corporate Other (1)	(871)	106,095	(106,966)	(100.8)%
Total net revenues	$4,154,261	$3,070,901	$1,083,360	35.3%
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
Net revenues increased across each of our regional operating segments due to increased demand, as compared to the same period in in Fiscal 2020, as we experienced significant disruptions in Fiscal 2020 related to COVID-19. In addition to the impact of COVID-19, the increase in total net revenues for the nine months ended September 30, 2021, compared to the same period in 2020, was driven by the following:

•Net revenues in our North America region increased $725.8 million, or 35.9%, to $2,747.1 million for the nine months ended September 30, 2021, as compared to $2,021.2 million during the same period in Fiscal 2020. This increase was primarily driven by growth within both our wholesale and direct-to-consumer channels. When compared to the same period in Fiscal 2019, net revenues in our North America region increased by 2.7%.

•Net revenues in our EMEA region increased $205.2 million, or 46.9%, to $642.3 million for the nine months ended September 30, 2021, as compared to $437.1 million during the same period in Fiscal 2020. This increase was primarily driven by growth within both our wholesale and direct-to-consumer channels.The increase in demand was also due to timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to the same period in Fiscal 2019, net revenues in our EMEA region increased by 45.8%.

•Net revenues in our Asia-Pacific region increased $216.7 million, or 54.5%, to $614.5 million for the nine months ended September 30, 2021, as compared to $397.8 million during the same period in Fiscal 2020. This increase was primarily driven by growth within both our wholesale and direct-to-consumer channels. The increase in demand was also due to timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to the same period in Fiscal 2019, net revenues in our Asia-Pacific region increased by 35.6%.

•Net revenues in our Latin America region increased $42.6 million, or 39.3%, to $151.2 million for the nine months ended September 30, 2021, as compared to $108.6 million during the same period in Fiscal 2020. This increase was primarily driven by growth within our wholesale channel partially offset by a decrease in our direct-to-consumer channel as we have moved to a distributor operating model for certain countries within this region. When compared to the same period in Fiscal 2019, net revenues in our Latin America region increased by 7.2%.

•The decrease in Corporate Other for the nine months ended September 30, 2021, compared to the same period in Fiscal 2020 is primarily due to the sale of MyFitnessPal in December 2020.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating income (loss) by segment and Corporate Other is summarized below:

	Three Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$292,367	$224,593	$67,774	30.2%
EMEA	41,772	40,834	938	2.3%
Asia-Pacific	40,529	19,248	21,281	110.6%
Latin America	10,831	1,802	9,029	501.1%
Corporate Other	(213,435)	(227,907)	14,472	6.3%
Total operating income	$172,064	$58,570	$113,494	193.8%
The increase in total operating income was driven by the following:
•Operating income in our North America region increased $67.8 million to $292.4 million for the three months ended September 30, 2021, as compared to $224.6 million during the same period in Fiscal 2020. This increase in operating income was due to increases in net revenues discussed above, along with improvements in gross margin due to improvements in pricing related to lower markdowns and reduced promotional activity, as well as improved sales mix with lower liquidation. These increases were partially offset by an increase in selling, general and administrative costs primarily due to increased compensation expense and increased digital marketing spend.
•Operating income in our EMEA region increased $0.9 million to $41.8 million for the three months ended September 30, 2021, as compared to $40.8 million during the same period in Fiscal 2020. This increase in operating income was due to increases in net revenues discussed above, along with improved gross margins resulting from a more favorable channel mix. These increases were partially offset by an increase in marketing-related expenses.
•Operating income in our Asia-Pacific region increased $21.3 million to $40.5 million for the three months ended September 30, 2021, as compared to $19.2 million during the same period in Fiscal 2020, This increase in operating income was due to increases in net revenues discussed above, along with improvements in gross margin primarily due to lower promotional activity. These increases were partially offset by increased marketing-related expenses.
•Operating income in our Latin America region increased $9.0 million to $10.8 million for the three months ended September 30, 2021, as compared to $1.8 million during the same period in Fiscal 2020. This increase in operating income was due to increases in net revenues discussed above, along with improvements in gross margin from lower promotional activity and markdowns, as well as a decrease in selling, general and administrative costs.
•Operating loss in our Corporate Other segment decreased $14.5 million to $213.4 million for the three months ended September 30, 2021, as compared to $227.9 million during the same period in Fiscal 2020. The decrease in operating loss was primarily due to lower restructuring charges incurred in Fiscal 2021 as compared to Fiscal 2020, partially offset by the sale of MyFitnessPal in December 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating income (loss) by segment and Corporate Other is summarized below:

	Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
North America	$728,698	$251,579	$477,119	189.6%
EMEA	108,350	43,840	64,510	147.1%
Asia-Pacific	111,088	(30,040)	141,128	469.8%
Latin America	18,289	(50,756)	69,045	136.0%
Corporate Other	(566,266)	(883,907)	317,641	35.9%
Total operating income (loss)	$400,159	$(669,284)	$1,069,443	159.8%

The increase in total operating income was driven by the following:
•Operating income in our North America region increased $477.1 million to $728.7 million for the nine months ended September 30, 2021, as compared to $251.6 million during the same period in Fiscal 2020. This increase in operating income was due due to increases in net revenues discussed above, along with improvements in gross margin due to pricing improvements, including lower promotional activity and markdowns, as well as improved sales mix due to lower liquidations. Additionally, North America incurred lower bad debt expense in the nine months ended September 30, 2021 and was impacted by long lived asset impairment charges recorded in the prior year. These decreases were partially offset by increased incentive compensation expense, non-salaried wages, as well as increased marketing-related expenses.
•Operating income in our EMEA region increased $64.5 million to $108.4 million for the nine months ended September 30, 2021, as compared to $43.8 million during the same period in Fiscal 2020. This increase in operating income was due to increases in net revenues discussed above, along with improved gross margins due to better channel mix. These improvements were partially offset by an increase in marketing-related expenses as well as increased distribution related expenses associated with larger sales volume.
•Operating income in our Asia-Pacific region increased $141.1 million to $111.1 million for the nine months ended September 30, 2021, as compared to a loss of $30.0 million during the same period in Fiscal 2020. This increase in operating income was due to increases in net revenues discussed above, along with improvements in gross margin due to pricing improvements driven primarily by lower promotional activity. Additionally, operating income in our Asia-Pacific region was impacted by long-lived asset impairment charges recorded in the prior year.
•Operating income in our Latin America region increased $69.0 million to $18.3 million for the nine months ended September 30, 2021, as compared to a loss of $50.8 million during the same period in Fiscal 2020. This increase in operating income was due to increases in net revenues discussed above, along with improved gross margin due to lower promotional activities, and from the recording of long-lived asset impairment charges in the first quarter of Fiscal 2020.
•Operating loss in our Corporate Other non-operating segment decreased $317.6 million to $566.3 million for the nine months ended September 30, 2021, as compared to $883.9 million during the same period in Fiscal 2020. The decrease in operating loss was primarily due to lower restructuring and impairment charges incurred in Fiscal 2021 as compared to Fiscal 2020, partially offset by the sale of MyFitnessPal in December 2020.

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
As of September 30, 2021, we had $1.3 billion of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, in May 2021 and August 2021, we entered in Exchange Agreements pursuant to which we repurchased $250 million and approximately $169.1 million, respectively, aggregate principal amount of our Convertible Senior Notes in exchange for a combination of cash and shares for our Class C Common Stock.
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
Refer to our “Risk Factors” section included in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2020.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$209,868	$(249,707)
Investing activities	(56,247)	(110,487)
Financing activities	(417,442)	436,323
Effect of exchange rate changes on cash and cash equivalents	1,708	2,398
Net increase (decrease) in cash and cash equivalents	$(262,113)	$78,527

Cash flows used in operating activities
Cash flows provided by operating activities increased by $459.6 million, as compared to the same period in Fiscal 2020, primarily driven by an increase in net income, before the impact of non-cash items, of $528.8 million, partially offset by a decrease from changes in working capital of $69.2 million. The decrease from changes in working capital were primarily due to decreases of:
•$425.0 million resulting from changes in accrued expenses and other liabilities, primarily due to the commencement of the operating lease relating to our New York City flagship store which was included in Fiscal 2020;
•$94.2 million resulting from changes in accounts receivable primarily due to our previously disclosed changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021, and an increase in net revenues of $984.0 million;
•$68.1 million resulting from changes in prepaid expenses and other assets, primarily due to increased spending in marketing and information technology-related initiatives; and
•$54.9 million resulting from changes in accounts payable.
These decreases in working capital were partially offset by increases in working capital of:
•$340.3 million resulting from changes in other non-current assets, primarily due to the commencement of our New York City flagship store and the related operating lease ROU asset which was included in Fiscal 2020; and
•$224.1 million resulting from changes in inventories on account of better inventory management and demand constraints.

Investing Activities
Cash flows used in investing activities decreased by $54.2 million, as compared to the same period in Fiscal 2020, primarily as a result of $38.8 million of acquisition-related activity that occurred in Fiscal 2020.

Financing Activities
Cash flows used in financing activities decreased by $853.8 million, as compared to the same period in Fiscal 2020. During the nine months ended September 30, 2021, we used approximately $417.5 million in cash for financing activities, whereas during the same period in Fiscal 2020, we had cash inflow of $436.3 million from financing activities. The cash outflow of $417.5 million was primarily related to approximately $506.3 million paid to certain holders for the exchange of $419.1 million in aggregate principal amount of our 1.50% convertible senior notes (the "Convertible Senior Notes"). Concurrently with these exchanges we entered into agreements to terminate a portion of the capped call transactions previously entered into in connection with our initial offering of the Convertible Senior Notes and received approximately $91.7 million from the option counterparties in connection with such termination agreements. For more details, see discussion below under "1.50% Convertible Senior Notes".

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
As of September 30, 2021, December 31, 2020 and September 30, 2020, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2021, there was $4.4 million of letters of credit outstanding (December 31, 2020 and September 30, 2020 had $4.3 million and $15.5 million letters of credit outstanding, respectively).
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
As of September 30, 2021, we were in compliance with the applicable covenants.
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
The weighted average interest rate under the revolving credit facility borrowings was 2.1% and 2.3% during the three and nine months ended September 30, 2020, respectively. There were no borrowings outstanding during the nine months ended September 30, 2021. As of September 30, 2021, the commitment fee was 25.0 basis points.
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
In May 2021, we entered into exchange agreements with certain holders of the Convertible Senior Notes (the "first exchanging holders"), who agreed to exchange $250.0 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "First Exchange"). In connection with the First Exchange, we paid approximately $300.0 million cash and issued approximately 11.1 million shares of the Company's Class C Common Stock to the first exchanging holders. In August 2021, we entered into additional exchange agreements with certain holders of the Convertible Senior Notes (the "second exchanging holders"), who agreed to exchange approximately $169.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued an unpaid interest (the "Second Exchange" and, together with the First Exchange, the "Exchanges"). In connection with the Second Exchange, we paid approximately $207.0 million cash and issued approximately 7.7 million shares of our Class C Common Stock to the second exchanging holders. In connection with the Exchanges, we recognized a loss on debt extinguishment of approximately $23.8 million and $58.5 million for the three and nine months ended September 30, 2021, respectively, which has been recorded within Other Income (Expense), net on our unaudited condensed consolidated statement of operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
In May 2021 and August 2021, concurrently with the Exchanges, we entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid us a cash settlement amount in respect of the portion of capped call transactions being terminated. We received approximately $53.0 million and $38.6 million in connection with such termination agreements related to the First Exchange and the Second Exchange, respectively.
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
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for the three months ended September 30, 2021 was 6.8%.
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

CONTRACTUAL COMMITMENTS AND CONTINGENCIES
Other than the borrowings and repayments disclosed above in the "Capital Resources" section and changes which occur in the normal course of business, there were no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for Fiscal 2020, as updated in our Form 10-Q for the quarter ended September 30, 2021.

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
Our significant accounting policies are described in Note 2 of the audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2020. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Annual Report on Form 10-K for Fiscal 2020. Other than adoption of recent accounting standards as discussed in Note 2 of our unaudited condensed consolidated financial statements, there were no significant changes to our critical accounting policies during the nine months ended September 30, 2021.
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
Changes in Internal Controls
We have assessed the impact on changes to our internal controls over financial reporting, and conclude that there have been no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a significant number of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor and assess impacts of the COVID-19 pandemic on our control environment and control activities in order to minimize the impact on the design and operating effectiveness of our controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
On August 19, 2021, we entered into exchange agreements with certain holders (the "second exchanging holders") of our 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes"), who agreed to exchange approximately $169.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Second Exchange"). In connection with the Second Exchange, we issued 7,698,223 shares of our Class C Common Stock and paid approximately $207.0 million cash to the second exchanging holders. The shares of our Class C Common Stock issued in connection with the Second Exchange were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued in reliance on the exemption from the registration requirements thereof provided by Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. Additionally, concurrently with the Second Exchange, we entered into agreements to terminate a portion of the capped call transactions previously entered into in connection with our initial offering of the Convertible Senior Notes and received approximately $38.6 million in aggregate from the option counterparties in connection with such termination agreements. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding the Second Exchange.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Form of Termination Agreement, dated August 19, 2021, by and between the Company and the applicable capped call counterparty (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 19, 2021).
31.01	Section 302 Chief Executive Officer Certification
31.02	Section 302 Chief Financial Officer Certification
32.01	Section 906 Chief Executive Officer Certification
32.02	Section 906 Chief Financial Officer Certification
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ David E. Bergman
David E. Bergman
Chief Financial Officer
Date: November 4, 2021