Form 10-K
period 2021-12-31
Under Armour, Inc.
filed 2022-02-23
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K
______________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-33202
______________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1020 Hull Street Baltimore, Maryland 21230	(410) 468-2512
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	UAA	New York Stock Exchange
Class C Common Stock	UA	New York Stock Exchange
(Title of each class)	(Trading Symbols)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $3,975,044,486 and $3,826,345,691, respectively.
As of February 14, 2022 there were 188,668,560 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 253,217,673 shares of Class C Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2022 are incorporated by reference in Part III of this Form 10-K.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations and the operations of our suppliers and logistics providers, our plans to reduce our operating expenses, anticipated charges and restructuring costs, projected savings related to our restructuring plans and the timing thereof, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” "could," “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “outlook,” “potential” or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. These factors include without limitation:
•the impact of the COVID-19 pandemic on our industry and our business, financial condition and results of operations, including recent impacts on the global supply chain;
•failure of our suppliers, manufacturers or logistics providers to produce or deliver our products in a timely or cost-effective manner;
•labor or other disruptions at ports or our suppliers or manufacturers;
•changes in general economic or market conditions, including increasing inflation, that could affect overall consumer spending or our industry;
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
•our ability to accurately forecast consumer shopping and engagement preferences and consumer demand for our products and manage our inventory in response to changing demands;
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
•our ability to effectively meet the expectations of our stakeholders with respect to environmental, social and governance practices;
•the availability, integration and effective operation of information systems and other technology, as well as any potential interruption of such systems or technology;

•any disruptions, delays or deficiencies in the design, implementation or application of our global operating and financial reporting information technology system;
•our ability to attract key talent and retain the services of our senior management and other key employees;
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

Throughout this Annual Report on Form 10-K: (i) the term "Transition Period" means the period beginning on January 1, 2022 and ending March 31, 2022; (ii) the term “Fiscal 2023” means our fiscal year beginning on April 1, 2022 and ending March 31, 2023; (iii) the term “Fiscal 2021” means our fiscal year beginning on January 1, 2021 and ended December 31, 2021; (iv) the term “Fiscal 2020” means our fiscal year beginning on January 1, 2020 and ended December 31, 2020; and (v) the term “Fiscal 2019” means our fiscal year beginning on January 1, 2019 and ended December 31, 2019. Our Consolidated Financial Statements are presented in U.S. dollars. As used in this report, the terms “we,” “our,” “us,” “Under Armour” and the “Company” refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 1. BUSINESS
General
Our principal business activities are developing, marketing and distributing branded performance apparel, footwear and accessories for men, women and youth. Our performance products are engineered in many designs and styles for use in nearly every climate and are worn worldwide by athletes at all levels, from youth to professional, on various playing fields around the globe and by consumers with active lifestyles.
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct-to-consumer sales channel, which includes our owned Brand and Factory House stores and e-commerce websites. We plan to continue to grow our business over the long-term through increased sales of our apparel, footwear and accessories; expansion of our wholesale distribution; growth in our direct-to-consumer sales channel; and expansion in international markets. We believe that our products appeal to athletes and consumers with active lifestyles globally; thus international expansion is a meaningful part of our long-term growth strategy. Additionally, our digital strategy is focused on supporting these long-term objectives, emphasizing connection and engagement with our consumers through multiple digital touchpoints.
We were incorporated as a Maryland corporation in 1996. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, HOVR™ and the Under Armour UA Logo , and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and our subsidiaries. All trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are superior to non-performance-oriented athletic products. In Fiscal 2021, sales of apparel, footwear and accessories represented

68%, 22% and 8% of net revenues, respectively. Licensing arrangements represented the remaining 2% of net revenues. Refer to Note 19 to the Consolidated Financial Statements for net revenues by product.
Apparel
Our apparel is offered in a variety of styles and fits to enhance comfort and mobility, support active movement, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace non-performance fabrics in athletics and fitness applications with innovation and technologies designed and merchandised with various techniques and styles. Our apparel comes in three primary fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed fit). Our highly specialized products are sold in the sporting goods, outdoor and active use markets. Our mission is to make athletes better, and we aim to innovate our technical apparel products to provide performance benefits, such as creating breathable warmth, helping the body stay cool and dry in hotter-than-normal conditions; harnessing the body's energy to help fight fatigue; adapting to each athlete's unique body shape to improve fit and comfort and prevent slippage; and providing protection against rain while maintaining breathability.
These types of innovations and technologies, embedded in many of our apparel products, include: COLDGEAR® Reactor, HEATGEAR®, UA-ISO-Chill®, UA RUSH™, UA SMARTFORM™ and UA STORM™.
Footwear
Footwear includes products for running, training, basketball, cleated sports, recovery and outdoor applications. Our footwear is built with the mindset of making athletes better through differentiated and industry leading cushioning technologies such as Charged Cushioning®, UA Flow™, HOVR™ and UA Micro G®. These cushioning platforms provide athletes with improved ground feel, enhanced responsiveness and lightweight solutions. We also incorporate advanced materials and innovative consumer-centric constructions to enhance performance.
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags, headwear and sports masks. Some of our accessories include the technologies mentioned above and are designed with advanced fabrications to provide the same level of performance as our other products.
License
We have agreements with licensees to develop certain Under Armour apparel, accessories and equipment. To maintain consistent brand quality, performance and compliance standards, our product, marketing, sales and quality assurance teams are involved in all steps of the design and go-to-market process. During Fiscal 2021, our licensees offered collegiate apparel and accessories, baby and youth apparel, team uniforms, socks, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality like our other product offerings.

Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness, and training activities, emphasizing on connecting with our target consumer - athletes". We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
Sports Marketing
Our marketing and promotion strategy begins with providing and selling our products to high-performing athletes and teams at the high school, collegiate and professional levels. We execute this strategy through outfitting agreements, professional, club and collegiate sponsorship, individual athlete and influencer agreements and by providing and selling our products directly to teams and individual athletes. We also seek to sponsor and host consumer events to drive awareness and brand authenticity from a grassroots level by hosting combines, camps and clinics for young athletes in a variety of sports. As a result, our products are seen on the field and the court, and by various consumer audiences through the internet, television, magazines and live sporting events. This exposure helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes.
We are the official outfitter of athletic teams in several high-profile collegiate conferences and professional sport organizations, supporting the athletes on and off the field. We sponsor and sell our products to international sports teams, which helps drive brand awareness in various countries and regions worldwide. Further, we leverage our relationships with athletes, teams, leagues and youth experiences in our global and regional marketing and promotions.

Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social media to engage consumers and promote connectivity with our brand and products while engaging with our consumers throughout their performance journey.
Retail Presentation
The primary goal of our retail marketing strategy is to increase brand floor space dedicated to our products within our major retail accounts. The design and funding of Under Armour point of sale displays and concept shops within our major retail accounts have been a key initiative for securing prime floor space, educating the consumer and creating an exciting environment for the consumer to experience our brand. Under Armour point of sale displays and concept shops enhance our brand’s presentation within our major retail accounts with a shop-in-shop approach, using dedicated floor space exclusively for our products, including flooring, lighting, walls, displays and images.

Sales and Distribution
The majority of our sales are generated through wholesale channels, including national and regional sporting goods chains, independent and specialty retailers, department store chains, mono-branded Under Armour retail stores in certain international markets, institutional athletic departments and leagues and teams. In various countries where we do not have direct sales operations, we sell our products to independent distributors or engage licensees to sell our products.
We also sell our products directly to consumers through our global network of Brand and Factory House stores and e-commerce websites. Factory House store products are specifically designed for sale in our Factory House stores and serve an important role in our overall inventory management by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand in our other distribution channels. Consumers experience a premium expression of our brand through our Brand House stores while having broader access to our performance products. In Fiscal 2021, sales through our wholesale, direct-to-consumer and licensing channels represented 57%, 41% and 2% of net revenues, respectively.
Our primary business operates in four geographic segments: (1) North America, comprising the United States and Canada, (2) Europe, the Middle East and Africa ("EMEA"), (3) Asia-Pacific, and (4) Latin America. These geographic segments operate predominantly in one industry: developing, marketing and distributing branded performance apparel, footwear and accessories. Refer to Note 19 to the Consolidated Financial Statements for net revenues by segment.
Corporate Other consists mainly of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and restructuring-related charges; and certain foreign currency hedge gains and losses. Corporate Other also includes the operating results of our MapMyFitness digital platform, which includes MapMyRun® and MapMyRide® as well as other digital business opportunities.
Our North America segment accounted for approximately 67% of our net revenues for Fiscal 2021, while our international segments represented approximately 33%. For Fiscal 2021, one customer in North America accounted for approximately 11% of the Company's net revenues.
North America
We sell our apparel, footwear and accessories in North America through our wholesale and direct-to-consumer channels. Net revenues generated from the sales of our products in the United States were $3.5 billion and $2.7 billion for Fiscal 2021 and Fiscal 2020, respectively.
Our direct-to-consumer sales are generated through our Brand and Factory House stores and e-commerce website. As of December 31, 2021, in North America, we had 180 Factory House stores primarily located in outlet centers and 19 Brand House stores throughout the United States and Canada. Consumers can also purchase our products directly from our e-commerce website at either www.underarmour.com or www.ua.com.
In addition, we earn licensing revenue in North America based on our licensees’ sale of collegiate apparel and accessories, as well as sales of other licensed products.
We distribute the majority of our products to our North American wholesale customers and our own retail stores and e-commerce businesses from distribution facilities we lease and operate in California, Maryland and Tennessee. In addition, we distribute our products in North America through third-party logistics providers with primary locations in Canada, New Jersey and Florida. In some instances, we arrange to have products shipped directly to customer-designated facilities from the factories that manufacture our products.
EMEA
We sell our apparel, footwear and accessories in EMEA primarily through wholesale customers and independent distributors, along with e-commerce websites and Brand and Factory House stores we operate within Europe. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through a third-party logistics provider in the Netherlands and a bonded warehouse in the United Kingdom. We sell our apparel, footwear and accessories through independent distributors in the Middle East, Africa and Russia.
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea, Australia, Singapore, Malaysia and Thailand through stores operated by our distribution and wholesale partners, along with e-commerce websites and Brand and Factory House stores that we own and operate. We also sell our products to distributors in New Zealand, Taiwan, Hong Kong, India and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific through third-party logistics providers based in Hong Kong, China, South Korea and Australia.
We have a license agreement with a partner in Japan, which produces, markets and sells our branded apparel, footwear and accessories. Our branded products are sold in this market to large sporting goods retailers, independent specialty stores, professional sports teams and licensee-owned retail stores. We hold a non-controlling stake in our partner.
Latin America
In Fiscal 2021, we transitioned away from direct sales operations to distributors in several countries within the Latin America region. We currently sell our apparel, footwear and accessories in Mexico through wholesale and direct-to-consumer channels. In countries where we no longer have direct sales operations, such as Chile, Argentina, Colombia and Brazil, we distribute our products through independent distributors, sourced primarily through our international distribution hub in Panama.

Product Design and Development
Our products are developed by internal product development teams and manufactured with technical fabrications produced by third parties. This approach enables us to select and create superior, technically advanced materials, curated to our specifications, while focusing our product development efforts on style, performance and fit.
We seek to deliver superior performance in all products, with a mission to make athletes better. Our developers proactively identify opportunities to create and improve performance products that meet the evolving needs of our consumers. We design products with consumer-valued technologies, utilizing color, texture and fabrication to enhance consumer perception and understanding of product use and benefits.
Our product development team also works closely with our sports marketing and sales teams and with professional and collegiate athletes to identify product trends and determine market needs.

Sourcing, Manufacturing and Quality Assurance
Many specialty fabrics and other raw materials used in our apparel products are technically advanced products developed by third parties. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In Fiscal 2021, our top five suppliers provided approximately 38% of the fabric used in our apparel and accessories. These fabric suppliers have primary locations in Taiwan, China, Malaysia and Vietnam. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum-based products that may be subject to price fluctuations and shortages. We also use cotton as a blended fabric in some of our apparel products. Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials sourced from a diverse base of third-party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In Fiscal 2021, our apparel and accessories products were manufactured by 29 primary contract manufacturers, operating in 18 countries, with approximately 67% of our apparel and accessories products manufactured in Vietnam, Jordan, Malaysia, Cambodia and China. Of our 29 primary contract manufacturers, ten produced approximately 65% of our apparel and accessories products. In Fiscal 2021, substantially all of our footwear products were manufactured by six primary contract manufacturers, operating primarily in Vietnam, Indonesia and China.
All manufacturers across all product divisions are evaluated for quality systems, social compliance and financial strength by our internal teams before being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us control our cost of goods sold. We enter into various agreements with our contract manufacturers, including non-disclosure and confidentiality agreements. We require that manufacturers adhere to a supplier code of conduct regarding manufacturing quality, working conditions and other social, labor and sustainability-related matters. However, we do not have any long term agreements requiring us to utilize any particular manufacturer, and no manufacturer is required to produce our products for the long term. We have subsidiaries strategically located near our key partners to support our manufacturing, quality assurance and sourcing efforts.

Inventory Management
Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the rapid delivery requirements of our customers. Our inventory strategy is focused on meeting consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes, including our global operating and financial reporting information technology system, are designed to improve forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe will enhance inventory performance are added discipline around product purchasing, production lead time reduction, and better planning and execution in selling excess inventory through our Factory House stores and other liquidation channels.
Our practice, and the general practice in the apparel, footwear and accessory industries, is to offer retail customers the right to return defective or improperly shipped merchandise. As it relates to new product introductions, which can often require large initial launch shipments, we commence production before receiving orders for those products from time to time.

Intellectual Property
We believe we own the material trademarks used in connection with the marketing, distribution and sale of our products, domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the UA Logo and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the United Kingdom, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOUR FLEECE® and ARMOUR BRATM. We also own registrations to protect our connected fitness branding such as MapMyFitness® and associated MapMy marks. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.
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

Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Our most direct competitors include, among others, NIKE, Adidas, Puma and lululemon athletica, which are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us. Within our international markets, we also compete with local brands that may have stronger brand recognition regionally. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. We also compete with other manufacturers, including those specializing in performance apparel and footwear, and private label offerings of certain retailers, including some of our retail customers.
In addition, we must compete with others for purchasing decisions, as well as limited floor space at retailers. We believe we have been successful in this area because of the relationships we have developed and the strong sales of our products. However, if retailers earn higher margins from our competitors’ products, they may favor the display and sale of those products.
We believe we have been able to compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe our focus on athletic performance product style and merchandising differentiates us from our competition. In the future we expect to compete for consumer preferences and may face greater competition on pricing. This may favor larger competitors with lower production costs per unit that can spread the effect of price discounts across a larger array of products and across a larger customer base than ours. The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements, preferences for inclusive products and brands and changing styles and trends.

Sustainability
At Under Armour, our mission is to make athletes better. Our sustainability strategy sets forth our long-term commitment to finding new ways to drive performance through sustainable innovations that not only deliver a better product for athletes, but also a better world. We have always been focused on product innovation, and we are challenging ourselves to be more innovative to increase the sustainability, durability and recyclability of our products and to reduce the impact of our design, development and manufacturing processes on the environment. We are exploring more ways to use digital technology to elevate the experience of our customers and consumers while also reducing the impact of our operations on the environment. For example, we have created realistic, but fully virtual, digital showrooms to display products for upcoming seasons to our customers, allowing us to produce and ship fewer physical product samples.
Our sustainability strategy is centered around three interconnected pillars—our products, our teammates and our home field—and focuses on enabling materials innovation to bring about a more circular system, championing our teammates and communities across our entire value chain and leaving our planet and shared spaces bettered by our presence. Increasingly, we are working with our supply chain to embed sustainable practices, and be mindful about the sustainability profiles of key raw materials. In Fiscal 2021, we publicly announced certain environmental and sustainability goals for 2025, 2030 and 2050 that focus on reducing our greenhouse gas emissions and increasing our annual sourcing of renewable electricity in our owned and operated facilities. These goals, which can be found on our website, are grounded in science and an assessment of where our operations have the most significant impact on the environment.

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
As of December 31, 2021, we had approximately 17,500 teammates worldwide, including approximately 13,000 in our Brand and Factory House stores and approximately 1,300 at our distribution facilities. Approximately 7,100 of our teammates were full-time. Of our approximately 10,400 part-time teammates, approximately 29% were seasonal teammates.
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
As of December 31, 2021:
•the race and ethnicity of our teammate population in the United States, including teammates in our Brand and Factory House stores and our distribution facilities, was 49% White, 23% Hispanic or Latino, 18% Black or African American, 6% Asian and 4% other;
•the race and ethnicity of our "director" level and above positions in the United States was 75% White, 6% Hispanic or Latino, 8% Black or African American, 8% Asian and 3% other; and
•52% of our global teammates were women, and women represented 41% of our “director” level and above positions.
In addition to building a more diverse team, we believe fostering an inclusive and ethical culture is key to our values and who we are as an organization. We believe open lines of communication are critical to fostering this environment. This starts with “tone at the top” and we emphasize the importance of our Code of Conduct and encourage our teammates to “speak-up” when they have concerns. We require unconscious bias training for all of our corporate teammates and our retail and distribution facility leadership, including training focused on promoting diversity during our new-hire interview process. In Fiscal 2021, we continued a company-wide virtual series to facilitate meaningful conversations on anti-racism and racial justice issues. For our senior leadership, we require mandatory training on cultural competency and building inclusive environments. We also invest in professional development specifically for our historically underrepresented and women teammates to improve retention and advancement. We currently have nine teammate-led Teammate Resource Groups, which amplify business initiatives, provide networking opportunities, support community outreach and promote cultural awareness. In addition, we have an internal diversity, equity and inclusion council, known as the Global T.E.A.M. (Teammate Equity and Accountability Movement) Council, which consists of “director” level and above corporate teammates and focuses on fostering a diverse and inclusive work environment across our organization.
Total Rewards
Our total rewards strategy is focused on providing market competitive and internally equitable total rewards packages that allow us to attract, engage and retain a talented, diverse and inclusive workforce. In determining our compensation practices, we focus on offering competitive pay that is based on market data with packages that appropriately reflect roles and geographic locations. We believe in “pay for performance” and seek to design plans and programs to support a culture of high performance where we reward what is accomplished and how. In May 2021, we announced an increase in minimum pay rate for hourly teammates in the United States and Canada from a minimum of $10 per hour to $15 per hour ($15.25 Canadian dollars per hour in Canada), which went into effect on June 6, 2021. We are also committed to achieving pay equity within all teammate populations, and with the assistance of third-party experts, conduct an annual review of pay equity and market comparison data. When we identify opportunities, we take prompt actions to close any gaps.
Our total rewards programs, which are outlined on the careers page of our corporate website, are aimed at the varying health, financial and home-life needs of our teammates. In the United States, where approximately 69% of our workforce is located, in addition to market-competitive pay and broad-based bonuses, our full-time teammates are eligible for healthcare benefits; health savings accounts; flexible spending accounts; retirement savings plan; paid time off; family, maternity and paternity leave; adoption assistance; child and adult care resources; flexible work schedules; short and long term disability; life and accident insurance; tuition assistance; fitness benefits at on-site gyms or eligible fitness programs; commuter benefits; Under Armour merchandise discounts; and a Work-Life Assistance Program. We believe in promoting alignment between our teammates and stockholders. As such, these teammates are also eligible to participate in our Employee Stock Purchase Plan, and corporate teammates within our “director” level and above positions receive restricted stock unit awards as a key component of their total compensation package. Outside of the United States, we provide similarly competitive benefit packages to those of our U.S. teammates but tailored to market-specific practices and needs.
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
We believe these efforts keep our teammates engaged and motivated to do their best work. However, competition for employees in our industry is intense, and we regularly collect feedback to better understand and improve our teammate experience and identify opportunities to continually strengthen our culture. See “Risk Factors—Business and Operational Risks—Our future success is substantially dependent on the continued service of our senior management and other key employees, and our continued ability to attract and retain highly talented new team members” included in Item 1A of this Annual Report on Form 10-K.
Health and Safety
In Fiscal 2021, the COVID-19 pandemic continued to present unprecedented challenges to our business, our communities, our athletes and our teammates. As we managed through these challenges, we prioritized the health, safety and overall well-being of our teammates. We have a COVID-19 sick leave policy, which offers full-time and part-time teammates in the United States and Canada additional paid sick time if they are unable to work due to contracting COVID-19.
At each of our office, retail store and distribution house locations, we follow applicable local, state and national government regulations, laws and recommended guidance. At our distribution houses, which have remained open, we have implemented government-recommended COVID-19 prevention measures, including reworking all job areas to reduce close contact, implementing daily health screening questions and temperature checks, enhancing cleaning protocols, requiring face coverings and social distancing and adding physical distancing barriers and increased hand sanitizing stations. Following significant store closures during Fiscal 2020 due to the COVID-19 pandemic, during Fiscal 2021, most of our Brand and Factory House retail stores remained open, subject to varying capacity constraints and other operating restrictions. In addition to requiring daily teammate wellness assessments, we have implemented COVID-19 prevention measures at these locations similar to those described above. With respect to our corporate teammates, many of our corporate offices (including our global headquarters) have reopened in a limited capacity with teammates permitted to return to work on a voluntary basis. However, the majority of our corporate teammates have continued to work partially, if not entirely, remotely. We offer resources for teammates working remotely, which are targeted at optimizing remote work environments and managing COVID-19 related challenges and address topics such as office ergonomics and mental and emotional health and well-being. During Fiscal 2021, we implemented new COVID-19 vaccine policies and procedures for our corporate teammates in the United States and Canada, as well as incentive programs for our retail and distribution teammates. We have provided the ability for our teammates to receive the vaccine by offering on-site vaccination clinics at our various facilities.

Information About Our Executive Officers
Our executive officers are:

Name	Age	Position
Kevin Plank	49	Executive Chairman and Brand Chief
Patrik Frisk	59	Chief Executive Officer and President
David Bergman	49	Chief Financial Officer
Colin Browne	57	Chief Operating Officer
Lisa Collier	56	Chief Product Officer
Massimo Baratto	59	Chief Consumer Officer
Stephanie Pugliese	51	President of the Americas
Tchernavia Rocker	48	Chief People and Administrative Officer
John Stanton	61	General Counsel and Corporate Secretary
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
David Bergman has been Chief Financial Officer since November 2017. Mr. Bergman joined our Company in 2004 and has served in various Finance and Accounting leadership roles for the Company, including Corporate Controller from 2006 to October 2014, Vice President of Finance and Corporate Controller from November 2014 to January 2016, Senior Vice President, Corporate Finance from February 2016 to January 2017, and acting Chief Financial Officer from February 2017 to November 2017. Prior to joining the Company, Mr. Bergman worked as a C.P.A. within the audit and assurance practices at Ernst & Young LLP and Arthur Andersen LLP.
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
Lisa Collier has been Chief Product Officer since April 2020. Prior to joining our Company, Ms. Collier served as President, Chief Executive Officer and Chairman of NYDJ (Not Your Daughter’s Jeans) from June 2016 to January 2020. Prior thereto, Ms. Collier served as Executive Vice President and President of Global Dockers Brand of Levi Strauss & Company from July 2013 to May 2016 and as Chief Transformation Officer from October 2013 to January 2015. Ms. Collier also served as Senior Vice President of Product Development and Innovation across all brands from 2012 to 2013, Senior Vice President Global Dockers Merchandising, Licensing, Supply Chain from 2010 to 2012, as Managing Director and General Manager of Levi Strauss Australia and New Zealand from 2007 to 2011, and prior to that in various other leadership roles at Levi Strauss & Company. Ms. Collier served in various leadership roles at Sunrise Brands (formerly Tarrant Apparel Group) from 1999 to 2003. She also served in various merchandising positions at The Limited from 1987 to 1999 and started her career in retail and apparel at Hess’s Department Store.

Massimo Baratto has been Chief Consumer Officer since November 2021. Prior to that, he served as Senior Vice President, Managing Director EMEA from May 2018 to October 2021. Prior to joining our Company, he served as Chief Executive Officer of the Oberalp Group, an international house of brands in the mountain sports industry and a distribution partner for internationally renowned sports brands, from January 2003 to May 2018. He has over 30 years experience in fast-moving consumer goods and sporting goods industries.
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
Economic and Industry Risks
The COVID-19 pandemic has caused and may continue to cause significant disruption in our industry, which has and may continue to materially impact our business, financial condition and results of operations.
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
During 2020, the COVID-19 pandemic materially negatively impacted our business and results of operations. While conditions improved during 2021, the extent and duration of ongoing impacts remain uncertain. The pandemic previously resulted in temporary closures of our retail stores and the stores of our wholesale customers where our products are sold, reduced consumer traffic and consumer spending, temporary layoffs of certain employees in our North America retail stores and distribution centers and incremental operating expenses from adopting preventative health and safety measures in our stores, distribution centers and corporate offices. These negative impacts may continue or resurface depending on the ongoing development of the virus and related responses including resurgences and the impact of variants.
The disruption caused by the pandemic has and may continue to disrupt the operations of our business partners, including our customers, suppliers, and vendors, and the financial condition of certain of our partners has been and could again be significantly impacted. For example, in 2020 certain of our wholesale customers delayed purchases of our products or cancelled previously placed orders in response to pandemic-related store closures. More recently, we have experienced disruption amongst our distribution, logistics and sourcing partners, including temporary closures or other restrictions placed on factories in key sourcing countries. Additionally, the COVID-19 pandemic has caused and may continue to cause global logistical challenges, including shipping container shortages, transportation delays, port congestion and labor shortages. These challenges have and may continue to negatively impact our partners and our business, including by disrupting our inventory flow, requiring us to incur increased freight costs and requiring us to cancel or delay sales to some of our customers. This has and may continue to negatively impact our net revenues, gross margin, net income and results of operations.
The COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets and adversely impacted our stock price. While we have taken measures to maintain our operations and preserve and enhance our access to liquidity, our cash generated from operations was negatively impacted during certain periods of the pandemic and future cash flows may be further impacted by the ongoing development of the pandemic. If we are unable to effectively manage our spending in response to the pandemic, our profitability may be negatively impacted.
Further, many of our employees in our corporate offices are working remotely, and may continue to do so. An extended period of remote work arrangements could introduce operational risk, including but not limited to cybersecurity risks.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, including a resurgence in many countries, and additional impacts may arise that we are not aware of currently.
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global economic conditions may continue to be uncertain, particularly in light of the impacts of COVID-19, and the potential impacts of increasing inflation in the United States (our largest market) remain unknown, making trends in consumer discretionary spending unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, China or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth. In addition, as pandemic conditions improve and restrictions ease, we are unable to predict whether consumer preferences for discretionary items will shift and the level of consumer spending within our industry will be negatively impacted for a period of time. If this were to occur, our sales and prospects for growth may be negatively impacted.
We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Within our international markets, we also compete with local brands that may have strong brand recognition amongst consumers within particular regions. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in products similar to ours and private label offerings of certain retailers, including some of our retail customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing, digital and other resources; longer operating histories; better brand recognition among consumers; more experience in global markets; greater ability to invest in technology, the digital consumer experience and innovations around sustainability; and greater economies of scale. In addition, our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by quickly adapting to changes in customer requirements or consumer preferences, readily taking advantage of acquisition and other opportunities, discounting excess inventory that has been written down or written off, devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement, adopting aggressive pricing policies and engaging in lengthy and costly intellectual property and other disputes.
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
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations, financial condition and the price of our stock.

Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results.
The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations, including due to inflation, or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays, such as those caused by COVID-19 related temporary closures and other restrictions placed on factories in key sourcing countries, or unexpected transportation delays, such as those caused by COVID-19 related global logistics challenges, have caused and may continue to cause us to rely more heavily on airfreight to achieve timely delivery to our customers. In addition, shipping costs have risen significantly throughout the world in 2021. These factors have and may continue to significantly increase our freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.
Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.
We operate retail, distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to numerous risks and global events beyond our control which could negatively impact consumer spending or the operations of us or our customers or business partners, and therefore our results of operations, including: political or labor unrest; military conflict; terrorism; public health crises, disease epidemics or pandemics (such as COVID-19); natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws and regulations, including those relating to labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns, as well as rules and regulations regarding climate change; changes in trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, tariffs, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds; inflation; and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.
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
In Fiscal 2021, sales through our wholesale channel represented approximately 57% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer’s financial condition, generally without requiring collateral or getting customer insurance against non-collection. We face increased risk of order reduction or cancellation and around collectibility when dealing with financially ailing customers or customers struggling with economic uncertainty. As a result of the COVID-19 pandemic, many of our wholesale customers throughout the world had to temporarily close their stores or operate their stores under significant restrictions and experienced reduced consumer traffic and purchasing, which resulted in lower sales and cancellations of orders of our products. Many of our wholesale customers have been able to reopen their stores and have experienced a recovery in consumer traffic and purchasing, though consumer traffic in some areas remains below pre-pandemic levels. Given the ongoing uncertainty and constantly evolving nature of the COVID-19 pandemic, it is uncertain whether our wholesale customers will have to temporarily close their stores or operate them under significant restrictions again, and whether they will again experience significantly reduced consumer traffic and purchasing. If our wholesale customers continue to experience significant disruptions, this could result in further reductions or cancellations of orders or late or extended payment terms to us, which could negatively impact our results of operations. In addition, during weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. Furthermore, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our company.
From time to time, certain of our customers have experienced financial difficulties. To the extent one or more of our customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.
We may not successfully execute our long-term strategies, which may negatively impact our results of operations.
Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our international business, footwear and our global direct-to-consumer sales channel. Our growth in these areas depends on our ability to continue to successfully grow our e-commerce and mobile application offerings and digital experiences throughout the world, expand our global network of Brand and Factory House stores and continue to successfully increase our product offerings and market share in footwear. Our ability to invest in these growth initiatives on the timeline and at the scale we expect will be negatively impacted if we again experience significant market disruption due to COVID-19 or other significant events, particularly if our North America business, which represented 67% of our total net revenues in Fiscal 2021, does not grow sufficiently. In addition, as we expand our global network of Brand and Factory House stores, if we are unable to operate our stores profitably, our financial results could be impacted, or we could be required to recognize impairment charges. Our long-term strategy also depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.
We may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives, which may negatively impact our profitability.
Since 2017, we have executed three separate restructuring plans designed to more closely align our financial resources against the critical priorities of our business and rebalance our cost base to further improve future profitability and cash flow generation. We have also implemented several changes to our operating model and continue to refine our operating model in response to business and market conditions. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans and operating model changes, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan or operating model change presents significant potential risks including, among others, higher than anticipated implementation costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans and operating model changes, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.
If we are unable to anticipate consumer preferences, successfully develop and introduce new, innovative and updated products or engage our consumers, or if consumer preferences shift away from performance products, our sales, net revenues and profitability may be negatively impacted.
Our success depends on our ability to identify and originate product trends and anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that shift rapidly and cannot be predicted with certainty. Accordingly, our new products may not receive consumer acceptance. In addition, long lead times for certain of our products may make it hard for us to respond quickly to changes in consumer demands. Our ability to adequately react to and address consumer preferences depends in part upon our continued ability to develop and introduce innovative, high-quality products and to optimize available consumer data. Moreover, if consumers are not convinced performance apparel, footwear and accessories are a better choice than, and worth the additional cost over, traditional alternatives, sales of performance products may not grow or decline and growth in the industry and our business could be adversely affected. In addition, consumers are increasingly focused on the environmental and social practices of brands, including the sustainability of the products sold. From time to time, we may also introduce limited run or specialized products that may increase our sales in the near term, but that may fail to maintain sustained consumer demand. If we are unable to effectively anticipate and respond to consumer preferences as a result of any of these factors, our brand image could be negatively impacted, and our sales, net revenues and profitability may be negatively impacted.
Consumer shopping and engagement preferences and shifts in distribution channels continue to evolve and if we fail to adapt accordingly our results of operations or future growth could be negatively impacted.
Consumer preferences regarding the shopping experience and how to engage with brands continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct-to-consumer business consisting of our Brand and Factory House stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our growth strategy, we are investing significantly in enhancing our online platform capabilities and implementing systems to evolve towards a more omni-channel approach to service our consumers. We are also investing in capabilities and tools to drive higher digital engagement with our consumers and create new digital experiences. If we do not successfully execute this strategy or continue to provide an engaging, reliable and user-friendly digital commerce platform or digital experiences that attract consumers, our brand image, and results of operations as well as our opportunities for future growth could be negatively impacted.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long-term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase or maintain our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income or loss. These risks have materially increased and may persist as the COVID-19 pandemic continues. In addition, our customers continue to experience ongoing industry consolidation, particularly in the sports specialty sector. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline materially. In addition, we may from time to time exit relationships with certain wholesale customers to further drive our premium brand position or for other reasons. This may negatively impact our net revenues if we are unable to replace those sales with additional sales to our other customers or direct sales to consumers.
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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. In addition, a significant portion of our net revenues may be generated by at-once orders for immediate delivery to customers, particularly during the last two quarters of the calendar year, which historically has been our peak season. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our customers. Excess inventory may result in inventory write-downs or write-offs or sales at discounted prices or in less preferred distribution channels, negatively impacting gross margin. On the other hand, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, resulting in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.
Factors that could affect our ability to accurately forecast demand for our products include: changing consumer demand for our products; product introductions by competitors; unanticipated changes in general market or economic conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on consumer demand due to unseasonable weather conditions, which may become more frequent or severe as a result of climate change; and terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the current COVID-19 pandemic.
The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results. These risks have materially increased and may persist with the market disruption caused by COVID-19.
We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in Fiscal 2021, ten manufacturers produced approximately 65% of our apparel and accessories products, and six produced substantially all of our footwear products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials and production capacity.
A number of factors may require us to seek alternative or additional suppliers, which we may not be able to do in a timely or cost-effective manner. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. Moreover, our suppliers may not be able to fill our orders in a timely manner depending on market conditions or increased demand for product. For example, in Fiscal 2021 certain of our manufacturers experienced significant financial and operational disruption due to COVID-19, including in key sourcing countries. We have historically provided supply chain finance support to certain of our supply chain partners. In the past, the financial markets supporting supply chain finance programs experienced disruption that resulted in a temporary disruption to our program and challenged the cash flow and liquidity of our partners. While we worked with our partners through the disruption and have re-established a supply chain finance program, there can be no guarantee that such disruption will not occur again. Additionally, if one or more of our suppliers were to experience significant financial difficulty, bankruptcy, insolvency or cease operations, or failed to comply with applicable labor or other laws, we may be required to seek alternative suppliers.
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
Our business depends on our ability to source and distribute products in a timely and cost effective manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes and disruptions at various ports or at our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, decreased operations, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. For example, COVID-19 has resulted in delays and disruptions at ports due to workforce decreases, shipping backlogs and capacity constraints, container shortages and other disruptions. This has resulted, and may continue to result, in slower than planned deliveries of inventory and delayed sales to customers. If we experience significant delays or disruption in receiving and distributing our products, this could have an adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation or shortages, increased expense (including air freight) to deliver our products and reduced net revenues and net income or higher net loss.
If we fail to successfully manage or realize expected results from significant transactions or investments, or if we are required to recognize an impairment of our goodwill or other intangible assets, it may have an adverse effect on our results of operations and financial position.
From time to time, we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquired businesses can require significant efforts and resources, which could divert management attention from more profitable business operations. From time to time we have also disposed of certain assets where we did not think our activities aligned to our operating model. If we fail to successfully integrate acquired businesses or effectively manage dispositions, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other intangible assets. We have recognized goodwill impairment charges in the past, and additional goodwill impairment charges could have an adverse effect on our results of operations and financial position. Additionally, from time to time, we may invest in business infrastructure, new businesses and expansion of existing businesses, such as the expansion of our network of Brand and Factory House stores and our distribution facilities, implementing our global operating and financial reporting information technology system, supporting our digital strategy (including our e-commerce platform), or supporting our corporate infrastructure (including the development of our new global headquarters in Port Covington in Baltimore). These investments require substantial cash investments and management attention, and infrastructure investments may also divert funds from other potential business opportunities. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results.
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

If we fail to meet the expectations of our stakeholders with respect to our environmental, social and governance practices, including those relating to sustainability and diversity, equity and inclusion, it may have an adverse effect on our brand, sales of our products and our results of operations.
Certain customers, consumers, investors and other stakeholders are increasingly focusing on the environment, social and governance (“ESG”) practices of companies, including those related to sustainability and diversity, equity and inclusion. If our ESG practices do not meet such stakeholder expectations and standards, which continue to evolve, our brand and reputation could be negatively impacted. Any sustainability report or other information that we publish or make may describe our practices, targets and commitments on a variety of ESG matters, including relating to our actions to address climate change, environmental targets and compliance, social and labor policies and practices, human capital management matters (including those relating to diversity, equity and inclusion) and the materials and manufacturing of our products. It is possible that stakeholders may not be satisfied with such disclosures, our ESG practices or the speed of their adoption. Our failure, or perceived failure, to meet stakeholder expectations or standards, or our targets or commitments, could harm our reputation, negatively impact our employee retention or have a negative effect on our sales and results of operations. We may also incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments.
The costs and return on our investments for our sports marketing sponsorships may become more challenging and this could impact the value of our brand image.
A key element of our marketing strategy has been to create a link in the consumer market between our products and professional and collegiate athletes. We have developed licensing and sponsorship agreements with a variety of sports teams and athletes at the collegiate and professional level to be their official supplier of performance apparel and footwear. We have also developed licensing agreements to be an official supplier of footwear and/or performance apparel to a variety of professional sports leagues and clubs. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements, including the costs of obtaining and retaining these sponsorships and agreements, have varied and at times increased greatly. If we are unable to maintain our current association with professional and collegiate athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. In addition, because travel and business restrictions related to the COVID-19 pandemic have caused and may continue to cause professional and collegiate athletics and other sporting events to be cancelled or delayed, we may not realize the expected benefits of these relationships. As a result, our brand image, net revenues, expenses and profitability could be materially adversely affected.
If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected.
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by severe weather conditions, floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions, including public health crises or disease epidemics. For example, the current COVID-19 pandemic may impede our ability to operate our distribution facilities at full capacity and may similarly impact our third-party logistics providers. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities or from all types of events causing such disruptions. Significant disruptions could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties. This includes the shipping of product to and from our distribution facilities, as well as partnering with third-party distribution facilities in certain regions where we do not maintain our own facilities. From time to time, certain of our partners have experienced and may continue to experience disruptions to their operations, including cyber-related disruptions and disruptions related to the COVID-19 pandemic. If we or our partners encounter such problems, our results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
We rely on our own and our vendors' information technology throughout our business operations, including to design, forecast and order product, manage and maintain our inventory and internal reports, manage sales and distribution, operate our e-commerce website and mobile applications, process transactions, manage retail operations and other key business activities. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. Our operations are dependent on the reliable performance of these systems and technologies and their underlying technical infrastructure, which incorporate complex software. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, ransomware or other malware, programming errors, hacking or other unlawful activities, disasters or a failure to properly maintain system redundancy or protect, repair, maintain or upgrade the systems. For example, in 2021, a remote code execution vulnerability in Apache log4j was identified as affecting large amounts of systems worldwide, including ours. We have not experienced any material operational disruptions related to this event.
From time to time we have experienced, and may continue to experience, operational disruption due to attacks on our systems and those of our vendors. Although we maintain certain business continuity plans, there can be no assurance that our business continuity plans, or those of our vendors, will anticipate all material risks that may arise or will effectively resolve the issues in a timely manner or adequately protect us from the adverse effects that could be caused by significant disruptions in key information technology. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, lost sales, the exposure of sensitive business of personal information and damage to the reputation of our brand. Depending on the system and scope of disruption, in some instances a service interruption or shutdown could have a material adverse impact on our operating activities or results of operations. Remediation and repair of any failure, problem or breach of our key systems or known potential vulnerabilities could require significant capital investments, as well as divert resources and management attention from key projects or initiatives.
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
Our future success is substantially dependent on the continued service of our senior management, particularly Kevin A. Plank, our founder, Executive Chairman and Brand Chief, Patrik Frisk, our Chief Executive Officer and President, other top executives and key employees who have substantial experience and expertise in our business, including product creation, innovation, sales, marketing, supply chain, informational technology, operational and other support personnel. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals and could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.
In addition, to profitably grow our business and manage our operations, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills, backgrounds and experiences. Competition for employees in our industry is intense and in Fiscal 2021, we experienced the effects of increased employee turnover that impacted global labor markets in many of our key operating jurisdictions. Additionally, adoption of new work models and requirements about when or how often employees work on-site or remotely may present new challenges. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time, If we are unable to attract, retain and motivate management and other employees with the necessary skills, we may not be able to grow or successfully operate our business and achieve our long-term objectives. In addition, we have invested significant time and resources in building, maintaining and evolving our company culture and our values, which we believe to be critical to our future success. Failure to maintain and continue to evolve our culture could negatively affect our ability to attract, retain and motivate talented management and employees and to achieve our long-term objectives.

Financial Risks
Our credit agreement contains financial covenants, and both our credit agreement and debt securities contain other restrictions on our actions, which could limit our operational flexibility or otherwise adversely affect our financial condition.
We have, from time to time, financed our liquidity needs in part from borrowings made under our credit facility and the issuance of debt securities. Our Senior Notes limit our ability to, subject to certain significant exceptions, incur secured debt and engage in sale leaseback transactions. Our amended credit agreement contains negative covenants that, subject to significant exceptions limit our ability, among other things to incur additional indebtedness, make restricted payments, sell or dispose of assets, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. In addition, we must maintain a certain leverage ratio and interest coverage ratio as defined in the amended credit agreement. Our ability to continue to borrow amounts under our amended credit agreement is limited by continued compliance with these financial covenants, and in the past we have amended our credit agreement to provide certain relief from and revisions to our financial covenants for specified periods to provide us with sufficient access to liquidity during those periods. Failure to comply with these operating or financial covenants could result from, among other things, changes in our results of operations or general economic conditions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under the amended credit agreement or our Senior Notes could result in a default, which could negatively impact our access to liquidity.
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
Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. For example, during the first and second quarters of Fiscal 2020, our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic. As of December 31, 2021, our cash and cash equivalents totaled $1.7 billion. However, if in future periods our cash on hand, cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth, and we may be unable to obtain debt and/or equity financing on favorable terms or at all. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded in the past, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income or loss from operations. The majority of our net revenues are historically generated during the last two quarters of the calendar year. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of our customer orders, our ability to timely delivery, the timing of marketing expenses and changes in our product mix. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our publicly traded stock to fluctuate significantly.
Our results of operations are affected by the performance of our equity investments, over which we do not exercise control.
We maintain certain minority investments, and may in the future invest in additional minority investments, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our Consolidated Financial Statements. Our results of operations are affected by the performance of these businesses, over which we do not exercise control, and our net income or loss may be negatively impacted by losses realized by these investments. For example, we have previously recognized losses related to our Japanese licensee’s business. We are also required to regularly review our investments for impairment, and an impairment charge may result from the occurrence of adverse events or management decisions that impact the fair value or estimated future cash flows to be generated from our investments. In addition, to the extent our Japanese licensee continues to experience challenges in the performance of its business, we may not continue to realize the licensing revenues from our Japanese licensee in line with its past results, which could negatively impact our net revenues and results of operations. Furthermore, based on its financial performance, our ability to recover our investment in the long term may be limited.
Our financial results could be adversely impacted by currency exchange rate fluctuations.
During Fiscal 2021, we generated approximately 33% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency exchange rate fluctuations may adversely impact our results of operations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designate the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. The ongoing impacts of COVID-19 have caused and may continue to cause uncertainty in forecasted cash flows, which has resulted and may continue to result in the de-designation of certain hedged transactions.

Legal, Regulatory and Compliance Risks
Our business is subject to a wide array of laws and regulations, and our failure to comply with these requirements could lead to investigations or actions by government regulators, increased expense or reputational damage.
Our business is subject to a wide array of laws and regulations, including those addressing consumer protection, safety, labeling, distribution, importation, environmental matters, the marketing and sale of our products and other matters. These requirements are enforced by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with these regulations, we could become subject to significant penalties or claims or be required to stop selling or otherwise recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new legislation, regulations or industry standards, including related to climate change, or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and U.S. sanctions laws, as well as other anti-bribery and sanctions laws of foreign jurisdictions where we conduct business. Although we have policies and procedures to address compliance with the FCPA and similar laws and sanctions requirements, there can be no assurance that all of our employees, contractors, agents and other partners will not take actions in violations of our policies or that our procedures will effectively mitigate against such risks. Any such violation could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.
Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.
We collect sensitive and proprietary business information as well as personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our digital business (including our MapMyFitness platform). We collect and store a variety of information regarding our consumers, and on some of our platforms allow users to share their personal information with each other and with third parties. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Like other companies in our industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, cyber fraud incidents and other attempts to gain unauthorized access to our systems. These attempted attacks have increased as COVID-19 has progressed and many employees continue to work from home. To date, these attacks have not had a material impact on our operations, but there can be no assurance that they will not have an impact in the future. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor or employee information, or the loss of money, valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
We must also comply with increasingly complex and evolving regulatory standards throughout the world enacted to protect personal information and other data, including the General Data Protection Regulation, the ePrivacy Directive, the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Privacy Act, the Colorado Privacy Act and the Personal Information Protection Law in China. These laws and related regulations impact our ability to engage with our consumers, and some of these privacy laws prohibit the transfer of personal information to certain other jurisdictions. Compliance with existing laws and regulations can be costly and could negatively impact our profitability. Moreover, data privacy laws and regulations continue to evolve and it may be costly for us to adjust our operations to comply with new requirements. Regulatory bodies throughout the world have increased enforcement efforts against companies who fail to comply with privacy requirements. Failure to comply with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to legal proceedings against us by governmental entities or others, imposition of fines by governmental authorities, negative publicity and damage to our brand image, all of which could have a negative impact on our profitability.
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
Moreover, we also engage in multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing arrangements are subject to review by the Internal Revenue Service and foreign tax authorities. Although we believe we have clearly reflected the economics of these transactions in accordance with current rules and regulations, which are generally consistent with the arms-length standard, and the proper documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may materially impact our tax provision.
Additionally, many countries have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan, which aim to standardize and modernize global corporate tax policy and include changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices.

As a result of this heightened scrutiny, we may experience an increase in income tax audits and prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities and/or legislative investigation, which could also result in changes in tax policies or prior tax rulings. Any such activities may result in the taxes we previously paid being subject to change, which could have a material impact on our tax provision.
Further, the U.S. House of Representatives passed the Build Back Better Act in November 2021 and the U.S. Senate Finance Committee has drafted similar legislation. If these or similar legislation is enacted in the United States, it could materially and adversely impact our tax provision, cash tax liability and effective tax rate.
In addition, member states of the OECD are continuing discussions surrounding fundamental changes to the taxing rights of governments and allocation of profits among tax jurisdictions in which companies do business. Specifically, the OECD has proposed rules intended to provide governments new taxing rights over the digital economy and specified digital services as well as the implementation of a global minimum tax (“Pillar One” and “Pillar Two,” respectively). The enactment of the Pillar One and/or Pillar Two Model Rules in jurisdictions where we have operations may have a material impact on our global transfer pricing arrangements and a materially adverse impact on our tax provision, cash tax liability and effective tax rate.
Failure to protect our intellectual property rights, or our conflict with the rights of others, could damage our brand, weaken our competitive position and negatively impact our results of operations.
Our success depends in large part on our brand image. We currently rely on a combination of copyright, trademark, trade dress, patent, anti-counterfeiting and unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. The steps taken by us to protect our proprietary rights may not be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand and intellectual property protection may be unavailable or limited in some jurisdictions. In addition, intellectual property rights in the technology, fabrics and processes used to manufacture the majority of our products are generally owned or controlled by our suppliers and are generally not unique to us, and our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products.
From time to time, we have brought claims relating to the enforcement of our intellectual property rights against others or have discovered unauthorized products in the marketplace that are either counterfeit reproductions of our products or unauthorized irregulars that do not meet our quality control standards. If we fail to protect, maintain and enforce our intellectual property rights, the value of our brand could decrease and our competitive position may suffer. In addition, from time to time others may seek to enforce infringement claims against us. Successful infringement claims against us could result in significant monetary liability or prevent us from selling or providing some of our products. The resolution of such claims may require us to pull product from the market, redesign our products, license rights belonging to third parties or cease using those rights altogether. Any of these events could harm our business and have a material adverse effect on our results of operations and financial condition.
We are the subject of a number of ongoing legal proceedings that have resulted in significant expense, and adverse developments in our ongoing proceedings and/or future legal proceedings could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.
We are actively involved in a variety of litigation and other legal matters and may be subject to additional litigations, investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, environmental, tax, accounting, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures (including regarding the use of "pull forward" sales) and derivative complaints regarding related matters, as well as past related party transactions, among other legal proceedings. Refer to Note 9 to our Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these specific matters.
Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. We cannot predict the outcome of any particular legal proceeding, or whether ongoing legal proceedings will be resolved favorably or ultimately result in charges or material damages, fines or other penalties. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on our business, financial condition and results of operations or our stock price. Any legal proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following includes a summary of the principal properties that we own or lease as of December 31, 2021.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, the majority of which we own and a portion of which we lease. We also own office space and undeveloped acreage near our office complex which we are in the process of renovating and further developing. We expect to move our principal executive and administrative offices to this location by late 2024. For each of our EMEA, Latin America and Asia Pacific headquarters, we lease office space.
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
In addition, as of December 31, 2021, we leased 422 Brand and Factory House stores located primarily in the United States, China, Canada, Mexico, Malaysia, Australia and Korea with lease end dates in 2022 through 2035. We also lease additional office space for sales, quality assurance and sourcing, marketing and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 9 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour’s Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbols “UAA” and "UA", respectively. As of February 14, 2022, there were 2,405 record holders of our Class A Common Stock, 5 record holders of Class B Convertible Common Stock which are beneficially owned by our Executive Chairman and Brand Chief, Kevin A. Plank, and 1,676 record holders of our Class C Common Stock.
Our Class A Common Stock was listed on the NYSE under the symbol “UA” until December 6, 2016 and under the symbol "UAA" since December 7, 2016. Prior to November 18, 2005, there was no public market for our Class A Common Stock. Our Class C Common Stock was listed on the NYSE under the symbol “UA.C” since its initial issuance on April 8, 2016 until December 6, 2016 and under the symbol "UA" since December 7, 2016.
Dividends
No cash dividends were declared or paid during Fiscal 2021 or Fiscal 2020 on any class of our common stock. We currently anticipate we will retain future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. However, if we were to consider declaring a cash dividend to our stockholders, we may be limited in our ability to do so under our credit facility. Refer to “Financial Position, Capital Resources and Liquidity” within Management’s Discussion and Analysis and Note 8 to the Consolidated Financial Statements for a further discussion of our credit facility.
Stock Compensation Plans
See Item 12 "Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2016 through December 31, 2021. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2016 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Under Armour, Inc.	$100.00	$49.67	$60.83	$74.35	$59.10	$72.94
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$120.46	$101.48	$125.06	$112.10	$118.90

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to our Consolidated Financial Statements under Part II, Item 8 and the information contained elsewhere in this Annual Report on Form 10-K under the captions “Risk Factors" and “Business.”
This Annual Report on Form 10-K, including this MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended ("the Securities Act"), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. See "Forward Looking Statements."
All dollar and percentage comparisons made herein refer to Fiscal 2021 compared with Fiscal 2020, unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2020, filed with the Securities Exchange Commission ("SEC") on February 24, 2021, for a comparative discussion of our Fiscal 2020 financial results as compared to Fiscal 2019.

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
During Fiscal 2021, we realized better than expected wholesale and direct-to-consumer sales based on better sell through and demand for Under Armour products in North America, Asia-Pacific, and EMEA. Throughout Fiscal 2021, we remained focused on the quality of our sales driven by four main strategies, particularly in our North America business: reducing our promotional activities; constraining supply against demand; exiting undifferentiated retail; and maintaining an appropriate level of liquidation sales within our wholesale channel. Strategically and operationally, we remain focused on driving premium brand-right growth and improved profitability. Over the long term, our growth strategy is predicated on delivering industry-leading product innovation; return-driven investments focused on connecting with our consumers through marketing activations and premium experiences; and the expansion of our direct-to-consumer and international businesses.
Fiscal 2021 Performance
Financial highlights for Fiscal 2021 as compared to Fiscal 2020 include:
•Total net revenues increased 27.0%.
•Within our channels, wholesale revenue increased 36.2% and direct-to-consumer revenue increased 25.6%.
•Within our product categories, apparel revenue increased 33.3%, footwear revenue increased 35.3%, and accessories revenue increased 11.5%.
•Net revenue in our North America, EMEA, Asia-Pacific, and Latin-America segments increased 29.4%, 40.8%, 32.3%, and 18.5%, respectively.
•Net revenues from Corporate Other decreased 97.4% primarily due to the sale of the MyFitnessPal platform in December 2020.
•Gross margin increased 200 basis points to 50.3%.
•Selling, general and administrative expenses increased 7.5%.
•Restructuring and impairment charges, net decreased 93.3% from $601.6 million during Fiscal 2020 to $40.5 million during Fiscal 2021.

COVID-19 Update
The COVID-19 pandemic has caused, and we expect will continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors.
For instance, during Fiscal 2021 the pandemic caused manufacturing challenges, with temporary closures or other restrictions placed on factories, in key sourcing countries in Southeast Asia, including Vietnam, where we source approximately one third of our products, and certain partners continue to operate at reduced capacity. Additionally, the COVID-19 pandemic has caused global logistical challenges, including shipping container shortages, transportation delays, labor shortages and port congestion. These challenges have disrupted some of our normal inbound and outbound inventory flow, which has required us to incur increased freight costs, and are impacting the timing of sales to some of our customers as we work to manage product availability and inventory levels and in certain cases adjust orders and shipping with our factory partners and logistic suppliers. Simultaneously, freight and logistics costs have significantly increased throughout global supply chains. We expect that these manufacturing and sourcing challenges will continue into the next few quarters and will negatively impact our financial results, resulting in delayed sales to certain of our wholesale customers as well as unfulfilled demand or cancelled sales. We also expect gross margin to be negatively impacted due to increased freight costs and logistics costs over the next few quarters.
Moreover, governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis. We believe we may continue to experience varying degrees of volatility, business disruptions and periods of closure of our stores, distribution centers and corporate facilities, although, as of December 31, 2021, substantially all of our Brand and Factory House stores and the stores of our wholesale customers were open. Where reopening has been permitted, some of these retail stores are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
The COVID-19 pandemic and related disruptions across the global supply chain and retail environment, remains a risk that could have material adverse impacts to our future revenue growth as well as to our overall profitability. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments that are outside of our control. For a more complete discussion of the COVID-19 related risks facing our business, refer to our "Risk Factors" section included in Item 1A of this Annual Report on Form 10-K.
In connection with global legislation, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we recognized certain incentives totaling $2.5 million for Fiscal 2021, and $9.0 million for Fiscal 2020. The incentives were recorded as a reduction of the associated costs which we incurred within selling, general and administrative expenses in the Consolidated Statements of Operations.
Effects of Inflation
Despite recent heightened inflation in key global markets, including the United States, we do not believe that inflation had a material impact on our results of operations in Fiscal 2021 or Fiscal 2020. However, our business could be impacted by continued or increasing inflation in future periods. See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially harm our sales, profitability and financial condition" and "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results" included in Item 1A of this Annual Report on Form 10-K.
Segment Presentation and Marketing
As previously disclosed, effective January 1, 2021, we no longer report Connected Fitness as a discrete reportable operating segment. Corporate Other now includes the remaining Connected Fitness business consisting of our MapMyRun and MapMyRide platforms (collectively "MMR") for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. Please refer to Note 1 to our Consolidated Financial Statements for a basis of our presentation and to Note 19 to our Consolidated Financial Statements for a complete presentation of the segment data. All prior period balances have been recast to conform to current period presentation.
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
Fiscal Year End Change
During the first quarter of Fiscal 2021, our Board of Directors approved a change in our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Because our largest quarters are currently realized in the period from July 1 through December 31, we believe that this change will provide greater alignment with our business cycle and financial reporting. There was no change to Fiscal 2021, which ended on December 31, 2021. Following a three month-transition period (January 1, 2022 - March 31, 2022), our Fiscal 2023 will run from April 1, 2022 through March 31, 2023. Consequently, there will be no Fiscal 2022.
2020 Restructuring
During Fiscal 2020, our Board of Directors approved a restructuring plan ranging between $550.0 million to $600.0 million in costs (the "2020 restructuring plan") designed to rebalance our cost base to further improve profitability and cash flow generation.
Restructuring and related impairment charges and recoveries require us to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and may revise our assumptions and estimates as appropriate, as new or updated information becomes available. As of December 31, 2021, we currently estimate total restructuring and related charges associated with the 2020 restructuring plan will range between $525.0 million to $550.0 million.
The restructuring and related charges primarily consist of up to approximately:
•$172.0 million of cash restructuring charges, of which approximately $26.0 million relates to employee severance and benefit costs, $14.0 million relates to facility and lease termination costs and $132.0 million relates to contract termination and other restructuring costs; and
•$378.0 million of non-cash charges, of which approximately $293.0 million relates to an impairment charge on our New York City flagship store and $85.0 million relates to intangibles and other asset related impairments.
We recorded $41.0 million of restructuring and related impairment charges for Fiscal 2021 and $472.7 million for Fiscal 2020, under the 2020 restructuring plan. For more details on the 2020 restructuring plan, see Note 12 to our Consolidated Financial Statements.
We expect to recognize any remaining charges related to this plan by the end of the first quarter of Fiscal 2023.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year ended December 31,
(In thousands)	2021	2020	2019
Net revenues	$5,683,466	$4,474,667	$5,267,132
Cost of goods sold	2,821,967	2,314,572	2,796,599
Gross profit	2,861,499	2,160,095	2,470,533
Selling, general and administrative expenses	2,334,691	2,171,934	2,233,763
Restructuring and impairment charges	40,518	601,599	—
Income (loss) from operations	486,290	(613,438)	236,770
Interest income (expense), net	(44,300)	(47,259)	(21,240)
Other income (expense), net	(51,113)	168,153	(5,688)
Income (loss) before income taxes	390,877	(492,544)	209,842
Income tax expense (benefit)	32,072	49,387	70,024
Income (loss) from equity method investments	1,255	$(7,246)	$(47,679)
Net income (loss)	$360,060	$(549,177)	$92,139

	Year ended December 31,
(As a percentage of net revenues)	2021	2020	2019
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	49.7%	51.7%	53.1%
Gross profit	50.3%	48.3%	46.9%
Selling, general and administrative expenses	41.1%	48.5%	42.4%
Restructuring and impairment charges	0.7%	13.4%	—%
Income (loss) from operations	8.6%	(13.7)%	4.5%
Interest income (expense), net	(0.8)%	(1.1)%	(0.4)%
Other income (expense), net	(0.9)%	3.8%	(0.1)%
Income (loss) before income taxes	6.9%	(11.0)%	4.0%
Income tax expense (benefit)	0.6%	1.1%	1.3%
Loss from equity method investment	—%	(0.2)%	(0.9)%
Net income (loss)	6.3%	(12.3)%	1.7%
Revenues:
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions, sale of digital assets and advertising. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. Net revenues by product category are summarized below for the periods indicated:

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Apparel	$3,841,249	$2,882,562	$958,687	33.3%	$3,470,285	$(587,723)	(16.9)%
Footwear	1,264,127	934,333	329,794	35.3%	1,086,551	(152,218)	(14.0)%
Accessories	461,894	414,082	47,812	11.5%	416,354	(2,272)	(0.5)%
Net Sales	5,567,270	4,230,977	1,336,293	31.6%	4,973,190	(742,213)	(14.9)%
License revenues	112,623	105,779	6,844	6.5%	138,775	(32,996)	(23.8)%
Corporate Other (1)	3,573	137,911	(134,338)	(97.4)%	155,167	(17,256)	(11.1)%
Total net revenues	$5,683,466	$4,474,667	$1,208,799	27.0%	$5,267,132	$(792,465)	(15.0)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate

Other is the operating results of the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness for Fiscal 2020 and Fiscal 2019. All prior periods were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income (see Note 1 to our Consolidated Financial Statements).
Net sales
Net sales increased by $1,336.3 million, or 31.6%, to $5,567.3 million in Fiscal 2021 from $4,231.0 million in Fiscal 2020, primarily driven by increased unit sales across all our product categories. These increases as compared to Fiscal 2020 were primarily due to the significant COVID-19 disruptions we experienced during Fiscal 2020, including cancellations of orders by our wholesale partners and closures of retail stores. Net sales growth for Fiscal 2021 was also impacted by previously disclosed changes to customer order flow and supply chain timing resulting in sales shifting from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. Net sales for Fiscal 2021 increased 12% compared to Fiscal 2019.
License revenues
License revenues increased by $6.8 million, or 6.5%, to $112.6 million in Fiscal 2021, from $105.8 million in Fiscal 2020, driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in North America, as this region continues to recover from the impacts of COVID-19.
Corporate Other revenues
Revenues from Corporate Other decreased by $134.3 million in Fiscal 2021, primarily due to the sale of MyFitnessPal in December 2020. See Note 1 to our Consolidated Financial Statements for more details.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $82.9 million and $80.5 million for Fiscal 2021 and Fiscal 2020, respectively.
Gross profit increased by $701.4 million to $2,861.5 million in Fiscal 2021, as compared to $2,160.1 million in Fiscal 2020. Gross profit as a percentage of net revenues, or gross margin, increased 210 basis points to 50.3%, compared to 48.3% in Fiscal 2020.
This increase in gross margin was primarily driven by the following benefits:
•approximately 360 basis points of pricing improvements driven by lower promotional activity within our direct-to-consumer channel, favorable pricing related to liquidation sales and lower promotions and markdowns across our wholesale channel; and
•approximately 40 basis points from changes in foreign currency.
These benefits were partially offset by the following negative impacts:
•approximately 110 basis points related to the absence of MyFitnessPal, which was sold in December 2020;
•approximately 50 basis points related to supply chain impacts as benefits in product costs were more than offset by higher inbound freight and logistics costs due to COVID-19-related supply chain pressures; and
•approximately 30 basis points related to channel mix as benefits of lower liquidation sales were more than offset by lower e-commerce and a higher distributor sales.
We expect freight costs to continue negatively impacting our gross margin for the next few quarters.

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

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Selling, General and Administrative Expenses	$2,334,691	$2,171,934	$162,757	7.5%	$2,233,763	$(61,829)	(2.8)%
Selling, general and administrative expenses increased by $162.8 million, or 7.5%, to $2,334.7 million in Fiscal 2021, as compared to $2,171.9 million in Fiscal 2020. Within selling, general and administrative expense:
•Marketing costs increased $98.8 million or 18.0%, primarily due to reduced marketing activity in the prior fiscal year due to the COVID-19 pandemic. This increase was partially offset by reductions in fees associated with sports marketing assets. As a percentage of net revenues, marketing costs decreased to 11.4% from 12.3% in Fiscal 2020.
•Other costs increased $64.0 million or 3.9%, primarily driven by higher incentive compensation, non salaried wages, retail facility expenses, and a general increase in business activities in Fiscal 2021, as compared to Fiscal 2020, which was more severely impacted by COVID-19. These increases were partially offset by lower legal and depreciation expense. As a percentage of net revenues, other costs decreased to 29.7% from 36.2% in Fiscal 2020.
As a percentage of net revenues, selling, general and administrative expenses decreased to 41.1% as compared to 48.5% in Fiscal 2020.
Restructuring and Impairment Charges

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Restructuring and Impairment Charges	$40,518	$601,599	$(561,081)	(93.3)%	$—	$601,599	N/A
Restructuring and impairment charges within our operating expenses were $40.5 million and $601.6 million in Fiscal 2021 and Fiscal 2020, respectively. Included in the prior fiscal year was $141.2 million of long-lived asset and goodwill impairment charges, as well as a right of use asset impairment charge of $290.8 million relating to our flagship store in New York City.
Income (Loss) from Operations

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Income (loss) from Operations	$486,290	$(613,438)	$1,099,728	(179.3)%	$236,770	$(850,208)	(359.1)%
Income from operations increased by $1,099.7 million to $486.3 million in Fiscal 2021. The increase in income from operations was driven primarily by increased revenues along with significantly lower restructuring and impairment charges compared to the prior fiscal year.
Interest Expense, Net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Interest expense, net	$44,300	$47,259	$(2,959)	(6.3)%	$21,240	$26,019	122.5%
Interest expense, net decreased by $3.0 million to $44.3 million in Fiscal 2021, as compared to $47.3 million in Fiscal 2020. The decrease was primarily due to a reduction in interest expense related to borrowings on our revolving credit facility which were drawn on in the prior fiscal year, and a reduction in interest expense on our Convertible Senior Notes as a result of our repurchase of approximately $419.1 million in aggregate principal amount during Fiscal 2021, partially offset by higher interest expense on our Convertible Senior Notes resulting from the full year impact of interest expense associated with our Convertible Senior Notes issued in May 2020. See Note 8 to our Consolidated Financial Statements.
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

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Other income (expense), net	$(51,113)	$168,153	$(219,266)	(130.4)%	$(5,688)	$173,841	(3056.3)%
Other income (expense), net decreased by $219.3 million in Fiscal 2021 as compared to Fiscal 2020. This was primarily due to a gain of $179.3 million on the sale of MyFitnessPal platform in Fiscal 2020. In addition, we recognized a $58.5 million loss upon the extinguishment of an aggregate $419.1 million in principal amount of our Convertible Senior Notes in Fiscal 2021 and a loss of $10.7 million associated with changes in foreign exchange rates. These were partially offset by a $35 million earn out recorded in connection with the sale of the MyFitnessPal platform.
Income Tax Expense

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Income tax expense	$32,072	$49,387	$(17,315)	(35.1)%	$70,024	$(20,637)	(29.5)%
Income tax expense decreased by $17.3 million to $32.1 million in Fiscal 2021 as compared to $49.4 million in Fiscal 2020. We recorded 2021 income tax expense on pretax earnings, inclusive of benefits for the reduction in U.S. valuation allowances, compared to 2020 income tax expense on pretax losses, which included the impact of recording valuation allowances for previously recognized deferred tax assets in the U.S. and China.
Income (Loss) from Equity Method Investments
Income from equity method investment increased by $8.5 million to $1.3 million in Fiscal 2021, as compared to a loss of $7.2 million in Fiscal 2020, which was impacted by a $8.6 million impairment of our equity method investment in our Japanese licensee.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America.
Prior to the sale of MyFitnessPal in December 2020, our CODM also received discrete financial information for our Connected Fitness Segment. However, beginning January 1, 2021, we no longer report Connected Fitness as a discrete reportable operating segment. All prior period balances have been recast to conform to current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income. See Note 1 to our Consolidated Financial Statements.

We exclude certain corporate costs from our segment profitability measures. We report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments performance. The costs included within Corporate Other consists largely of revenue and costs related to our MMR platforms and other digital business opportunities, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; costs related to our global assets and global marketing; costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net revenues by segment and Corporate Other:

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
North America	$3,810,372	$2,944,978	$865,394	29.4%	$3,658,353	$(713,375)	(19.5)%
EMEA	842,511	598,296	244,215	40.8%	621,137	(22,841)	(3.7)%
Asia-Pacific	831,762	628,657	203,105	32.3%	636,343	(7,686)	(1.2)%
Latin America	195,248	164,825	30,423	18.5%	196,132	(31,307)	(16.0)%
Corporate Other (1)	3,573	137,911	(134,338)	(97.4)%	155,167	(17,256)	(11.1)%
Total net revenues	$5,683,466	$4,474,667	$1,208,799	27.0%	$5,267,132	$(792,465)	(15.0)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate Other is the operating results of the remaining Connected Fitness business consisting of our MMR platforms for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. All prior period balances were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income. See Note 1 to our Consolidated Financial Statements.

Net revenues increased across each of our regional operating segments primarily due to increased sales, as compared to Fiscal 2020, as we experienced significant disruptions in Fiscal 2020 related to COVID-19. The increase in total net revenues for Fiscal 2021, compared to Fiscal 2020, was driven by the following:
•Net revenues in our North America region increased $865.4 million, or 29.4%, to $3,810.4 million for Fiscal 2021, as compared to $2,945.0 million during Fiscal 2020. This increase was driven by growth within our wholesale and direct-to-consumer channels. When compared to Fiscal 2019, net revenues in our North America region increased by 4.2%.
•Net revenues in our EMEA region increased $244.2 million, or 40.8%, to $842.5 million for Fiscal 2021, as compared to $598.3 million in Fiscal 2020. This increase was primarily driven by growth within our wholesale, distributor and direct-to-consumer channels. The increase in sales was also due to timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to Fiscal 2019, net revenues in our EMEA region increased by 35.6%.
•Net revenues in our Asia-Pacific region increased $203.1 million, or 32.3%, to $831.8 million for Fiscal 2021, as compared to $628.7 million during Fiscal 2020. This increase was primarily driven by growth within our wholesale and direct-to-consumer channels. The increase in sales was also due to timing shifts related to changes in customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021. When compared to Fiscal 2019, net revenues in our Asia-Pacific region increased by 30.7%.
•Net revenues in our Latin America region increased $30.4 million, or 18.5%, to $195.2 million for Fiscal 2021, as compared to $164.8 million in Fiscal 2020. This increase was primarily driven by growth within our wholesale and distributor channel partially offset by a decrease in our direct-to-consumer channel as we have moved to a distributor operating model for certain countries within this region. When compared to Fiscal 2019, net revenues in our Latin America region decreased by 0.5%.
•The decrease in Corporate Other for Fiscal 2021, as compared to Fiscal 2020 is primarily due to the sale of MyFitnessPal in December 2020.

Operating income (loss) by segment and Corporate Other:

	Year ended December 31,
(In thousands)	2021	2020	$ Change	% Change (1)	2019	$ Change	% Change (1)
North America	$972,093	$474,584	$497,509	104.8%	$733,442	$(258,858)	(35.3)%
EMEA	132,602	60,592	72,010	118.8%	53,739	6,853	12.8%
Asia-Pacific	132,911	2	132,909	N/M	97,641	(97,639)	(100.0)%
Latin America	22,388	(42,790)	65,178	152.3%	(3,160)	(39,630)	N/M
Corporate Other (2)	(773,704)	(1,105,826)	332,122	30.0%	(644,892)	(460,934)	71.5%
Total operating income (loss)	$486,290	$(613,438)	$1,099,728	179.3%	$236,770	$(850,208)	(359.1)%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Effective January 1, 2021, included within Corporate Other is the operating results of the remaining Connected Fitness business consisting of our MMR platforms for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020. All prior period balances were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income. See Note 1 to our Consolidated Financial Statements.

The increase in total operating income was driven by the following:
•Operating income in our North America region increased $497.5 million to $972.1 million for the Fiscal 2021, as compared to $474.6 million in Fiscal 2020. This was due to the increases in net revenues discussed above and improvements in gross margin due to pricing improvements, including lower promotional activity and markdowns, as well as improved sales mix due to lower liquidations. Additionally, North America incurred lower bad debt expense and lower long lived asset impairment charges. These decreases were partially offset by increased incentive compensation expense, non-salaried wages and increased marketing-related expenses.
•Operating income in our EMEA region increased $72.0 million to $132.6 million for Fiscal 2021, as compared to $60.6 million in Fiscal 2020. This was due to the increases in net revenues discussed above, improved gross margins due to lower discounts and markdowns and lower selling expenses. These improvements were partially offset by an increase in marketing-related expenses, increased incentive compensation expense, non-salaried wages as well as increased distribution related expenses.
•Operating income in our Asia-Pacific region increased $132.9 million to $132.9 million for Fiscal 2021, as compared to $2.0 thousand in Fiscal 2020. This was due to the increases in net revenues discussed above, and improvements in gross margin due to pricing improvements driven primarily by lower discounts to franchise partners and promotional activity. Additionally, operating income in our Asia-Pacific region was impacted by lower long-lived asset impairment charges. These improvements were partially offset by an increase in marketing and facility related expenses.
•Operating income in our Latin America region increased $65.2 million to $22.4 million for Fiscal 2021, as compared to a loss of $42.8 million in Fiscal 2020. This was due to the increases in net revenues discussed above, lower long-lived asset impairment charges, as well as a reduction in operational costs related to our changing to a distributor model in certain countries within this region.
•Operating loss in our Corporate Other non-operating segment decreased $332.1 million to $773.7 million for Fiscal 2021, as compared to $1,105.8 million in Fiscal 2020. The decrease in operating loss was primarily due to lower restructuring and impairment charges incurred in Fiscal 2021 as compared to Fiscal 2020, partially offset by the sale of MyFitnessPal in December 2020.

LIQUIDITY AND CAPITAL RESOURCES
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
As of December 31, 2021, we had $1.7 billion of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, in May 2021 and August 2021, we entered in Exchange Agreements pursuant to which we repurchased $250 million and $169.1 million, respectively, aggregate principal amount of our Convertible Senior Notes in exchange for a combination of cash and shares for our Class C Common Stock.
As discussed above, COVID-19 has continued to create supply chain challenges that will impact the availability of inventory over the next few quarters. If there are unexpected material impacts to our business in future periods from COVID-19 and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives similar to those we used in Fiscal 2020, including further reducing our expenditures, changing our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity.
Refer to our “Risk Factors” section included in Item 1A in this Annual Report on Form 10-K.
At December 31, 2021, $612.2 million or approximately 37%, of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States.
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
Contractual Commitments
We lease warehouse space, office facilities, space for our Brand and Factory House stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for Brand and Factory House stores that we did not yet occupy as of December 31, 2021. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of December 31, 2021 are summarized in the following table:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 to 3 years	3 to 5 Years	More Than 5 Years
Long term debt obligations (1)	$771,704	$20,714	$121,740	$629,250	$—
Operating Lease obligations (2)	993,616	169,994	273,198	171,291	379,133
Product purchase obligations (3)	1,475,814	1,475,814	—	—	—
Sponsorships and other (4)	287,556	98,726	139,172	45,313	4,345
Total future minimum payments	$3,528,690	$1,765,248	$534,110	$845,854	$383,478
(1) Includes estimated interest payments based on applicable fixed interest rates as of December 31, 2021, timing of scheduled payments, and the term of the debt obligations.
(2) Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our Brand and Factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $16.1 million for Fiscal 2021.
(3) We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of December 31, 2021.
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

The table above excludes a liability of $38.9 million for uncertain tax positions, including the related interest and penalties, recorded in accord with applicable accounting guidance, as we are unable to reasonable estimate the timing of settlement. Refer to Note 17 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Year ended December 31,
(In thousands)	2021	2020	$ Change	2019	$ Change
Net cash provided by (used in):
Operating activities	$664,829	$212,864	$451,965	$509,031	$(296,167)
Investing activities	(68,346)	66,345	(134,691)	(147,113)	213,458
Financing activities	(418,737)	436,853	(855,590)	(137,070)	573,923
Effect of exchange rate changes on cash and cash equivalents	(23,391)	16,445	(39,836)	5,100	11,345
Net increase (decrease) in cash and cash equivalents	$154,355	$732,507	$(578,152)	$229,948	$502,559
Operating Activities
Cash flows provided by operating activities increased by $452.0 million, as compared to Fiscal 2020, primarily driven by an increase in net income, before the impact of non-cash items, of $632.3 million, partially offset by a decrease from changes in working capital of $180.4 million.
The changes in working capital were primarily due to decreases of:
•$433.3 million resulting from changes in accrued expenses and other liabilities, primarily due to the commencement of the operating lease relating to our New York City flagship store which was included in Fiscal 2020;

•$198.8 million resulting from changes in accounts receivable primarily due to our previously disclosed changes to customer order flow and supply chain timing from the fourth quarter of Fiscal 2020 to the first quarter of Fiscal 2021, and an increase in net revenues of $1,208.8 million; and
•$19.6 million resulting from changes in customer refund liability.
These decreases in working capital were partially offset by increases in working capital of:
•$339.5 million resulting from changes in other non-current assets, primarily due to the commencement of our New York City flagship store and the related operating lease ROU asset which was included in Fiscal 2020;
•$78.0 million resulting from changes in inventories on account of better inventory management and demand constraints; and
•$66.7 million resulting from changes in accounts payable.

Investing Activities
Cash flows used in investing activities decreased by $134.7 million, as compared to Fiscal 2020, primarily due to proceeds from the sale of MyFitnessPal of $198.9 million in Fiscal 2020.
Total capital expenditures in Fiscal 2021 were $69.8 million, or approximately 1% of net revenues, representing a $22.5 million decline from $92.3 million in Fiscal 2020. In Fiscal 2020 and Fiscal 2021, we reduced capital expenditures in response to ongoing uncertainty related to COVID-19 and to preserve working capital. Moving forward, we anticipate capital expenditures to normalize back towards our long-term operating principle of between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, informational technology systems, distribution centers and our global offices. With regard to our new corporate headquarters, in April 2021, we unveiled plans to construct a new global headquarters in the Port Covington area of Baltimore, Maryland. We are designing our new headquarters in line with our long-term sustainability strategy, which includes a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the short term to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities increased by $855.6 million, as compared to Fiscal 2020. During Fiscal 2021, we used $418.7 million of cash for financing activities, whereas during Fiscal 2020, we had cash inflow of $436.9 million from financing activities. The cash outflow of $418.7 million was primarily related to approximately $506.3 million paid to certain holders for the exchange of $419.1 million in aggregate principal amount of our 1.50% convertible senior notes (the "Convertible Senior Notes"). Concurrently with these exchanges we entered into agreements to terminate a portion of the capped call transactions previously entered into in connection with our initial offering of the Convertible Senior Notes and received approximately $91.7 million from the option counterparties in connection with such termination agreements. For more details, see discussion below under "1.50% Convertible Senior Notes".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). In May 2020, we entered into an amendment to the credit agreement (the “first amendment”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. Subsequently, in May 2021, we entered into a second amendment to the credit agreement (the "second amendment"), which provides for certain changes to our covenants and decreases to certain applicable rates effected by the first amendment. In December 2021, we entered into a third amendment to the credit agreement (the "third amendment" and, the credit agreement as amended by the first amendment, the second amendment and the third amendment, the "amended credit agreement" or the "revolving credit facility"), which extends the term of the credit agreement from March 8, 2024 to December 3, 2026, with permitted extension under certain circumstances. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under the revolving credit facility.

Where the first amendment previously provided for suspensions of and adjustments to our existing interest coverage covenant and leverage covenant (each as defined below), and further required us to maintain a specific amount of minimum liquidity during certain quarters, the second amendment provided that these financial covenants became effective again as of March 31, 2021 and removed the minimum liquidity covenant. The second amendment also (i) decreases the interest rate margins that were previously provided for under the first amendment; (ii) reverses limitations effected by the first amendment on expansions of and extensions of the maturity of the revolving credit facility during the covenant suspension period; and (iii) removes additional limitations on the availability of certain exceptions to the negative covenants, including the restricted payments covenant, that were imposed during the covenant suspension period.
The third amendment also (i) decreases the applicable margins for borrowings and undrawn commitment fees; (ii) provides for the fall away of collateral and guarantee requirements following an investment-grade rating from two rating agencies; (iii) implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro); and (iv) amends certain affirmative and negative covenants and related definitions.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2021, there was $4.3 million of letters of credit outstanding (December 31, 2020 had $4.3 million letters of credit outstanding).
Our obligations under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of Under Armour, Inc., subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of Under Armour, Inc. and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of Under Armour, Inc. holding certain real property and other customary exceptions. However, the third amendment provides for the permanent fall away of guarantees and collateral upon our achievement of investment grade rating from two rating agencies.
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
As of December 31, 2021, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit.
The weighted average interest rate under the revolving credit facility borrowings was 2.3% during Fiscal 2020. There were no borrowings outstanding during Fiscal 2021. As of December 31, 2021, the commitment fee was 15 basis points.

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
In May 2021, we entered into exchange agreements with certain holders of the Convertible Senior Notes (the "first exchanging holders"), who agreed to exchange $250.0 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "First Exchange"). In connection with the First Exchange, we paid approximately $300.0 million cash and issued approximately 11.1 million shares of the Company's Class C Common Stock to the first exchanging holders. In August 2021, we entered into additional exchange agreements with certain holders of the Convertible Senior Notes (the "second exchanging holders"), who agreed to exchange approximately $169.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Second Exchange" and, together with the First Exchange, the "Exchanges"). In connection with the Second Exchange, we paid approximately $207.0 million cash and issued approximately 7.7 million shares of our Class C Common Stock to the second exchanging holders. In connection with the Exchanges, we recognized a loss on debt extinguishment of approximately $58.5 million for Fiscal 2021, which has been recorded within Other Income (Expense), net on our Consolidated Statement of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
In connection with the Convertible Senior Notes issuance, we incurred deferred financing costs of $12.3 million, primarily related to fees paid to the initial purchasers of the offering, as well as legal and accounting fees. These costs were allocated on a pro rata basis, with $10.0 million allocated to the debt component and $2.2 million allocated to the equity component. As of December 31, 2021, the equity component, net of issuance costs was $88.7 million.
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for the three months ended December 31, 2021 was 6.8%.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates. We believe the following addresses the critical accounting estimates and assumptions that are necessary to understand and evaluate our reported financial results.
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
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. We base these estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, there were $164.3 million and $203.4 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $47.6 million and $57.9 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $7.1 million and $20.4 million, respectively.
Inventory Valuation and Reserves
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. We value our inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated net realizable value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of December 31, 2021 and 2020, the inventory reserve was $32.0 million and $44.6 million, respectively.
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
Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Statement of Operations.
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
A significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets as of December 31, 2021, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•Current year pre-tax earnings.
•Restructuring plans undertaken in 2017, 2018, and 2020, which aim to improve future profitability.
•No history of U.S. federal and state tax attributes expiring unused.
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
As of December 31, 2021, we believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of our U.S. deferred tax assets and have recorded a valuation allowance against the U.S. deferred tax assets.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of DTAs. Our current forecasts for the United States indicate that it is probable that additional deferred taxes could be realizable based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of all or a portion of previously recorded valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.
Stock-Based Compensation
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
Summary of Significant Account Policies
Refer to Note 2 of our Consolidated Financial Statements, included in this Annual Report on Form 10-K, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2021, we had hedge instruments, primarily for British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, Euro/U.S. Dollar, U.S. Dollar/Canadian Dollar, U.S. Dollar/Japanese Yen and U.S. Dollar/Mexican Peso currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instruments maturity dates. The table below provides information about our foreign currency forward exchange agreements and presents the notional amounts and weighted average exchange rates by contractual maturity dates:

								Fair Value as of Year Ended
(In thousands)		2022	2023	2024	2025	2026 and Thereafter	Total	December 31, 2021	December 31, 2020
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$63,500	$23,423	$—	$—	$—	$86,923	$4,447	$(5,565)
	Weighted Average Exchange Rate	1.21	1.21				1.21
GBP	Notional	170,773	30,657	—	—	—	201,430	3,270	(6,634)
	Weighted Average Exchange Rate	1.37	1.40				1.37
JPY	Notional	9,873	3,151	—	—	—	13,024	495	(126)
	Weighted Average Exchange Rate	110.38	109.73				110.23
CNY Functional Currency
USD	Notional	113,045	27,935	—	—	—	140,980	(6,090)	(5,414)
	Weighted Average Exchange Rate	6.75	6.74				6.74
CAD Functional Currency
USD	Notional	52,761	18,062	—	—	—	70,823	(343)	(3,824)
	Weighted Average Exchange Rate	1.29	1.23				1.27
MXN Functional Currency
USD	Notional	35,068	8,234	—	—	—	43,302	(237)	(739)
	Weighted Average Exchange Rate	21.32	22.20				21.48
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of December 31, 2021, the aggregate notional value of our outstanding cash flow hedges was $556.5 million, with contract maturities ranging from one to twenty-four months.
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
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of December 31, 2021. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts" for a further discussion on our policies.
Inflation
Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations in recent periods, our business could be impacted by continued or increasing inflation in future periods. See our "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially harm our sales, profitability and financial condition" included in Item 1A of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ PATRIK FRISK	Chief Executive Officer and President
Patrik Frisk

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Reserve for Customer Returns
As described in Notes 2 and 11 to the consolidated financial statements, the Company recorded $164.3 million as of December 31, 2021 in reserves for returns, allowances, markdowns and discounts within customer refund liability. Management bases its estimates of the reserve for customer returns on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company.
The principal considerations for our determination that performing procedures relating to the reserve for customer returns is a critical audit matter are the high degree of auditor judgment, subjectivity, and effort, in performing procedures and evaluating management’s significant assumption related to the amount of outstanding returns that have not yet been received by the Company.
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
February 23, 2022

We have served as the Company’s auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,669,453	$1,517,361
Accounts receivable, net (Note 3)	569,014	527,340
Inventories	811,410	895,974
Prepaid expenses and other current assets, net	286,422	282,300
Total current assets	3,336,299	3,222,975
Property and equipment, net (Note 4)	607,226	658,678
Operating lease right-of-use assets	448,364	536,660
Goodwill (Note 6)	495,215	502,214
Intangible assets, net (Note 7)	11,010	13,295
Deferred income taxes (Note 17)	17,812	23,930
Other long term assets	75,470	72,876
Total assets	$4,991,396	$5,030,628
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$613,307	$575,954
Accrued expenses	460,165	378,859
Customer refund liabilities (Note 11)	164,294	203,399
Operating lease liabilities (Note 5)	138,664	162,561
Other current liabilities	73,746	92,503
Total current liabilities	1,450,176	1,413,276
Long term debt, net of current maturities (Note 8)	662,531	1,003,556
Operating lease liabilities, non-current (Note 5)	703,111	839,414
Other long term liabilities	86,584	98,389
Total liabilities	2,902,402	3,354,635
Stockholders’ equity (Note 10)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 188,650,987 shares issued and outstanding as of December 31, 2021 (December 31, 2020: 188,603,686)	63	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2021 and December 31, 2020	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 253,161,064 shares issued and outstanding as of December 31, 2021 (December 31, 2020: 231,953,667)	84	77
Additional paid-in capital	1,108,613	1,061,173
Retained earnings	1,027,833	673,855
Accumulated other comprehensive (income) loss	(47,610)	(59,185)
Total stockholders’ equity	2,088,994	1,675,993
Total liabilities and stockholders’ equity	$4,991,396	$5,030,628
Commitments and Contingencies (Note 9)
Related Party Transactions (Note 20)
Subsequent Event (Note 21)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$5,683,466	$4,474,667	$5,267,132
Cost of goods sold	2,821,967	2,314,572	2,796,599
Gross profit	2,861,499	2,160,095	2,470,533
Selling, general and administrative expenses	2,334,691	2,171,934	2,233,763
Restructuring and impairment charges	40,518	601,599	—
Income (loss) from operations	486,290	(613,438)	236,770
Interest income (expense), net	(44,300)	(47,259)	(21,240)
Other income (expense), net	(51,113)	168,153	(5,688)
Income (loss) before income taxes	390,877	(492,544)	209,842
Income tax expense (benefit)	32,072	49,387	70,024
Income (loss) from equity method investments	1,255	(7,246)	(47,679)
Net income (loss)	$360,060	$(549,177)	$92,139

Basic net income (loss) per share of Class A, B and C common stock	$0.77	$(1.21)	$0.20
Diluted net income (loss) per share of Class A, B and C common stock	$0.77	$(1.21)	$0.20

Weighted average common shares outstanding Class A, B and C common stock
Basic	465,504	454,089	450,964
Diluted	468,644	454,089	454,274
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$360,060	$(549,177)	$92,139
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,552)	(5,060)	10,754
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(5,725), $1,791 and $7,798 for the years ended December 31, 2021, 2020 and 2019, respectively.	18,603	(18,075)	(21,646)
Gain (loss) on intra-entity foreign currency transactions	(476)	14,715	(886)
Total other comprehensive income (loss)	11,575	(8,420)	(11,778)
Comprehensive income (loss)	$371,635	$(557,597)	$80,361
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	187,710	$62	34,450	$11	226,422	$75	$916,628	$1,139,082	$(38,987)	$2,016,871
Exercise of stock options and warrants	441	—	—	—	293	—	2,101	—	—	2,101
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(15)	—	—	—	(227)	—	—	(4,235)	—	(4,235)
Issuance of Class A Common Stock, net of forfeitures	154	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,540	1	5,370	—	—	5,371
Stock-based compensation expense	—	—	—	—	—	—	49,618	—	—	49,618
Comprehensive income (loss)	—	—	—	—	—	—	—	92,139	(11,778)	80,361
Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
Exercise of stock options	148	$—	—	$—	136	$—	$517	$—	$—	$517
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	$—	—	$—	(262)	$—	$—	$(3,954)	$—	$(3,954)
Issuance of Class A Common Stock, net of forfeitures	166	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class C Common Stock, net of forfeitures	—	$—	—	$—	3,052	$1	$4,225	$—	$—	$4,226
Stock-based compensation expense	—	$—	—	$—	—	$—	$42,070	$—	$—	$42,070
Equity Component value of convertible note issuance, net	—	$—	—	$—	—	$—	$40,644	$—	$—	$40,644
Comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$(549,177)	$(8,420)	$(557,597)
Balance as of December 31, 2020	188,603	$62	34,450	$11	231,954	$77	$1,061,173	$673,855	$(59,185)	$1,675,993
Exercise of stock options	6	$—	—	$—	7	$—	$23	$—	$—	$23
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	$—	—	$—	(291)	$—	$—	$(6,082)	$—	$(6,082)
Issuance of Class A Common Stock, net of forfeitures	42	$1	—	$—	—	$—	$—	$—	$—	$1
Issuance of Class C Common Stock, net of forfeitures	—	$—	—	$—	21,491	$7	$3,623	$—	$—	$3,630
Stock-based compensation expense	—	$—	—	$—	—	$—	$43,794	$—	$—	$43,794
Comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$360,060	$11,575	$371,635
Balance as of December 31, 2021	188,651	$63	34,450	$11	253,161	$84	$1,108,613	$1,027,833	$(47,610)	$2,088,994
See accompanying notes.

Under Armour, Inc. and Subsidiaries`
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$360,060	$(549,177)	$92,139
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	141,144	164,984	186,425
Unrealized foreign currency exchange rate gain (loss)	18,877	(9,295)	(2,073)
Loss on extinguishment of senior convertible notes	58,526	—	—
Loss on disposal of property and equipment	4,468	3,740	4,640
Gain on sale of the MyFitnessPal platform	—	(179,318)	—
Non-cash restructuring and impairment charges	26,938	470,543	39,000
Amortization of bond premium	16,891	12,070	254
Stock-based compensation	43,794	42,070	49,618
Deferred income taxes	(2,642)	43,992	38,132
Changes in reserves and allowances	(25,766)	10,347	(26,096)
Changes in operating assets and liabilities:
Accounts receivable	(31,153)	167,614	(45,450)
Inventories	93,287	15,306	149,519
Prepaid expenses and other assets	10,224	18,603	24,334
Other non-current assets	79,782	(259,735)	19,966
Accounts payable	26,027	(40,673)	59,458
Accrued expenses and other liabilities	(114,794)	318,532	(18,987)
Customer refund liability	(38,861)	(19,250)	(80,710)
Income taxes payable and receivable	(1,973)	2,511	18,862
Net cash provided by (used in) operating activities	664,829	212,864	509,031
Cash flows from investing activities
Purchases of property and equipment	(69,759)	(92,291)	(145,802)
Sale of property and equipment	1,413	—	—
Sale of the MyFitnessPal platform	—	198,916	—
Purchase of businesses	—	(40,280)	—
Purchases of other assets	—	—	(1,311)
Net cash provided by (used in) investing activities	(68,346)	66,345	(147,113)
Cash flows from financing activities
Proceeds from long term debt and revolving credit facility	—	1,288,753	25,000
Payments on long term debt and revolving credit facility	(506,280)	(800,000)	(162,817)
Proceeds from capped call	91,722	—	—
Purchase of capped call	—	(47,850)	—
Employee taxes paid for shares withheld for income taxes	(5,983)	(3,675)	(4,235)
Proceeds from exercise of stock options and other stock issuances	3,688	4,744	7,472
Payments of debt financing costs	(1,884)	(5,219)	(2,553)
Other financing fees	—	100	63
Net cash provided by (used in) financing activities	(418,737)	436,853	(137,070)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23,391)	16,445	5,100
Net increase (decrease) in cash, cash equivalents and restricted cash	154,355	732,507	229,948
Cash, cash equivalents and restricted cash
Beginning of period	1,528,515	796,008	566,060
End of period	$1,682,870	$1,528,515	$796,008

Non-cash investing and financing activities
Change in accrual for property and equipment	$19,214	$(13,875)	$(8,084)
Other supplemental information
Cash paid (received) for income taxes, net of refunds	42,623	24,443	23,352
Cash paid for interest, net of capitalized interest	25,226	28,626	18,031

Under Armour, Inc. and Subsidiaries`
Consolidated Statements of Cash Flows
(In thousands)

Reconciliation of cash, cash equivalents and restricted cash	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,669,453	$1,517,361	$788,072
Restricted cash	13,417	11,154	7,936
Total cash, cash equivalents and restricted cash	$1,682,870	$1,528,515	$796,008
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Audited Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Under Armour, Inc. (together with its wholly owned subsidiaries, the "Company") is a developer, marketer and distributor of branded athletic performance apparel, footwear and accessories. The Company creates products engineered to make athletes better with a vision to inspire performance solutions you never knew you needed and can't imagine living without. The Company's products are made, sold and worn worldwide.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of Under Armour, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation. The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Throughout this Annual Report on Form 10-K, the term “Fiscal 2021” means the Company's fiscal year beginning on January 1, 2021 and ended December 31, 2021; the term “Fiscal 2020” means the Company's fiscal year beginning on January 1, 2020 and ended December 31,2020; and the term "Fiscal 2019" means the Company's fiscal year beginning on January 1, 2019 and ended December 31, 2019.
Connected Fitness
Prior to January 1, 2021, the Company's previously reported "Connected Fitness" segment was comprised of digital subscription and advertising conducted through various platforms, predominantly the MyFitnessPal, MapMyFitness, consisting of applications such as MapMyRun and MapMyRide (collectively "MMR"), and Endomondo platforms. While the Company continues to operate the MMR platforms, MyFitnessPal was sold in December 2020 and Endomondo was wound down in December 2020 as part of the Company's 2020 restructuring plan. As a result of these changes, beginning in the first quarter of Fiscal 2021, the Company no longer reports Connected Fitness as a discrete reportable segment. The operating results of MMR are now included within the Company’s Corporate Other segment. Where applicable, all prior periods that used to separately reflect financial information about the Connected Fitness business have been recast to be included within the Corporate Other reportable segment, in order to conform with current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income.
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
Further, COVID-19 continues to significantly impact the global economy. As the impacts of the pandemic continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving pandemic impacts the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of COVID-19 and the actions that governments around the world may take to contain the virus or treat its impact. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents and Restricted Cash
In accordance with Accounting Standards Codification ("ASC") Topic 305 "Cash and Cash Equivalents", the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for cash collateral held for standby letters of credit and payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company’s accounts receivable is due from large wholesale customers. One of the Company's customers accounted for more than 10% of the accounts receivable balance as of December 31, 2021. None of the Company's customers accounted for more than 10% of the accounts receivable balance as of December 31, 2020. For Fiscal 2021, one customer in North America accounted for approximately 11% of the Company's net revenues. For Fiscal 2020 and Fiscal 2019, no customer accounted for more than 10% of the Company's net revenues. The Company regularly evaluates the credit risk of its large wholesale customers, which make up the majority of the Company's accounts receivable. Refer to "Credit Losses - Allowance for Doubtful Accounts" below for a discussion of the evaluation of credit losses.
Credit Losses - Allowance for Doubtful Accounts
Credit losses are the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is exposed to credit losses primarily through customer receivables associated with the sale of products within the Company's wholesale channel, recorded within accounts receivable, net on the Company's Consolidated Balance Sheets. The Company also has other receivables, including receivables from licensing arrangements recorded in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
Credit is extended to wholesale customers based on a credit review. The credit review considers each customer’s financial condition, including a review of the customer's established credit rating or, if an established credit rating is not available, then the Company's assessment of the customer’s creditworthiness is based on their financial statements, local industry practices, and business strategy. A credit limit and invoice terms are established for each customer based on the outcome of this review. The Company actively monitors ongoing credit exposure through review of customer balances against terms and payments against due dates. To mitigate credit risk from the wholesale channel, the Company may require customers to provide security in the form of guarantees, letters of credit, deposits, collateral or prepayment. Further, to mitigate certain risk from other wholesale customers, the Company has acquired specific trade accounts receivable insurance policies.
The Company is also exposed to credit losses through credit card receivables associated with the sale of products within the Company's direct-to-consumer channel.
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts receivable. In accordance with Accounting Standards Update ("ASU") No. 2016-13 "Financial Instruments - Credit Losses", the Company makes ongoing estimates relating to the collectability of accounts receivable and records an allowance for estimated losses expected from the inability of its customers to make required payments. The Company establishes expected credit losses by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. These inputs are used to determine a range of expected credit losses and an allowance is recorded within the range. Accounts receivable are written off when there is no reasonable expectation of recovery.
Inventories
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. In accordance with ASC Topic 330 "Inventory", the Company values its inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
Property and Equipment
In accordance with ASC Topic 360 "Property, Plant and Equipment", property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Furniture, fixtures and displays, office equipment, software and plant equipment (1)	3 to 10
Site improvements, buildings and building equipment	10 to 35
Leasehold and tenant improvements	Shorter of the remaining lease term or related asset life
(1) The cost of in-store apparel and footwear fixtures and displays are capitalized as part of "furniture, fixtures and displays", and depreciated over three years.

The Company periodically reviews its assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company’s weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $1.2 million as of December 31, 2021 (Fiscal 2020: $1.4 million).
Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the useful lives of the assets, are expensed as incurred.
Leases
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
In accordance with ASC Topic 842 "Leases", the Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company’s right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's Consolidated Balance Sheets for leases with an expected term greater than one year. Short-term lease payments were not material for Fiscal 2021 and Fiscal 2020.
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

Income Taxes
In accordance with ASC Topic 740 "Income Taxes," income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. The Company has made the policy election to record any liability associated with Global Intangible Low Tax Income (“GILTI”) in the period in which it is incurred.
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
Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes line on the Consolidated Statements of Operations.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and, in accordance with ASC Topic 350-20 "Goodwill", are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs the goodwill impairment test. The Company compares the fair value of the reporting unit with its carrying amount. The Company estimates fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. The Company performs its annual impairment testing in the fourth quarter of each year.
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
During Fiscal 2021, the Company performed an impairment analysis on its long-lived assets, including retail stores at an individual store level. Based on this analysis, the Company determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company estimated the fair values of these long-lived assets based on their market rent assessments or discounted cash flows. The Company compared these estimated fair values to the net carrying values. Accordingly, the Company recognized $2.0 million of long-lived asset impairment charges for Fiscal 2021 (Fiscal 2020: $89.7 million; Fiscal 2019: $0). In Fiscal 2021, the long-lived asset impairment charge was recorded within selling, general and administrative expenses on the Consolidated Statements of Operations and recorded as a reduction to the related asset balances on the Consolidated Balance Sheets. In Fiscal 2020, these long-lived asset impairment charges were part of our restructuring and impairment charges on the Consolidated Statements of Operations. The long-lived asset impairment charges for Fiscal 2021 are included within the Company's operating segments as follows: $0.2 million recorded in North America, $1.7 million recorded in Asia-Pacific,and $0.1 million recorded in Latin America.

The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent.
Additionally, during Fiscal 2021, the Company recognized $1.7 million of long-lived asset impairment charges related to the Company's New York City flagship store, which was recorded in connection with the Company's 2020 restructuring plan (Fiscal 2020: $290.8 million; Fiscal 2019: $0). Refer to Note 12 for a further discussion of the restructuring and related impairment charges.
Accrued Expenses
As of December 31, 2021, accrued expenses primarily included $151.9 million and $58.8 million of accrued compensation and benefits and marketing expenses, respectively (as of December 31, 2020: $77.9 million and $45.9 million, respectively).
Foreign Currency Translation and Transactions
The functional currency for each of the Company’s wholly owned foreign subsidiaries is generally the applicable local currency. In accordance with ASC Topic 830 "Foreign Currency Matters", the translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in other expense, net on the Consolidated Statements of Operations.
Derivatives and Hedging Activities
The Company uses derivative financial instruments in the form of foreign currency and interest rate swap contracts to minimize the risk associated with foreign currency exchange rate and interest rate fluctuations. The Company accounts for derivative financial instruments in accordance with ASC Topic 815 "Derivatives and Hedging". This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as other current liabilities or other long term liabilities, depending on the derivative financial instrument’s maturity date.
For contracts designated as cash flow hedges, changes in fair value are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. One of the criteria for this accounting treatment is the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, the Company's estimates of the anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time, the Company is required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income (loss) to Other expense, net during the period in which the decrease occurs. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers". Net revenues primarily consist of net sales of apparel, footwear and accessories, license revenues and revenues from digital subscriptions, advertising and other digital business.
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
Revenue from digital subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in the Company's Consolidated Balance Sheets. Related commission cost is included in selling, general and administrative expense in the Consolidated Statements of Operations. Revenue from digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns, and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.
Practical Expedients and Policy Elections
The Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional promised service. Additionally, the Company has elected not to disclose certain information related to unsatisfied performance obligations for subscriptions for its MMR platforms as they have an original expected length of one year or less.

Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $649.2 million for Fiscal 2021 (Fiscal 2020 and Fiscal 2019: $550.4 million and $578.9 million, respectively). As of December 31, 2021, prepaid advertising costs were $22.4 million (as of December 31, 2020: $15.2 million).
Shipping and Handling Costs
The Company charges customers shipping and handling fees based on contractual terms, which are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company’s distribution facilities. These costs are recorded as a component of selling, general and administrative expenses. For Fiscal 2021, these costs totaled $82.9 million (Fiscal 2020 and Fiscal 2019: $80.5 million and $81.0 million, respectively).
Equity Method Investment
The Company has a common stock investment of 29.5% in its Japanese licensee. The Company accounts for its investment in its licensee under the equity method, given it has the ability to exercise significant influence, but not control, over the entity. The Company recorded its allocable share of its Japanese licensee's net income (loss) of $1.8 million for Fiscal 2021, (Fiscal 2020 and Fiscal 2019: $3.5 million and $(8.7) million, respectively) within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long term assets on the Consolidated Balance Sheets. As of December 31, 2021, the carrying value of the Company's investment in its Japanese licensee was $1.8 million. The Company's investment in its Japanese licensee had no carrying value as of December 31, 2020 as it was fully impaired in Fiscal 2020.
In connection with the license agreement with the Japanese licensee, the Company recorded license revenues of $42.4 million for Fiscal 2021 (Fiscal 2020 and Fiscal 2019: $40.1 million and $37.8 million, respectively). As of December 31, 2021 and December 31, 2020, the Company had $17.1 million and $22.9 million, respectively, in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's Consolidated Balance Sheets.
On March 2, 2020, as part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. (“UA Sports Thailand”). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For Fiscal 2021, the Company recorded the allocable share of UA Sports Thailand’s net income (loss) of $(0.6) million (Fiscal 2020 and Fiscal 2019: $(1.1) million and $0, respectively) within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long term assets on the Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in UA Sports Thailand was $5.0 million and $4.5 million, respectively.
Earnings per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units and other equity awards. Refer to Note 18 for a further discussion of earnings per share.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 "Compensation - Stock Compensation", which requires all stock-based compensation awards granted to be measured at fair value and recognized as an expense in the financial statements over the service period. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as operating cash flows.
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock option awards and grant date fair value for other awards. The Company uses the “simplified method” to estimate the expected life of options, as permitted by accounting guidance. The “simplified method” calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable.
The Company issues new shares of Class A Common Stock and Class C Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 14 for further details on stock-based compensation.
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. As of December 31, 2021, the fair value of the Company's 3.250% Senior Notes were $619.9 million (December 31, 2020: $602.6 million). The fair value of the Company's 1.50% Convertible Senior Notes, was $149.6 million as of December 31, 2021 (December 31, 2020: $828.2 million). The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of a foreign currency contract is based on the net difference between the U.S. dollars to be received or paid at the contracts’ settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of an interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt ASU 2020-06, effective January 1, 2022 by applying a cumulative effect adjustment to retained earnings. The effect on the Company's Consolidate Statement of Operations and related disclosures will not be material.
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting and then issued a subsequent amendment to the initial guidance under ASU 2021-01 (collectively Topic 848). Topic 848 provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, derivatives and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, derivatives and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. The Company adopted Topic 848 in the third quarter of Fiscal 2021. The adoption did not have an impact to the Company's Consolidated Financial Statements.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The following table illustrates the activity in the Company's allowance for doubtful accounts:

(In thousands)	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance at December 31, 2019	$15,083	$—
Increases (decreases) to costs and expenses	10,456	7,029
Write-offs, net of recoveries	(5,188)	—
Balance at December 31, 2020	$20,350	$7,029
Increases (decreases) to costs and expenses	(3,821)	—
Write-offs, net of recoveries	(9,401)	—
Balance at December 31, 2021	$7,128	$7,029
(1) Includes an allowance pertaining to a royalty receivable.

The allowance for doubtful accounts was established with information available as of December 31, 2021, including reasonable and supportable estimates of future risk.
For Fiscal 2020, the increase in allowance for doubtful accounts was primarily due to negative developments experienced by our customers as a result of the COVID-19 pandemic, representing a higher risk of credit default.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	December 31,
(In thousands)	2021	2020 (1)
Leasehold and tenant improvements	$462,588	$462,597
Furniture, fixtures and displays	259,534	237,275
Buildings	48,382	48,382
Software	333,560	342,937
Office equipment	132,629	129,546
Plant equipment	178,187	200,625
Land	83,626	83,626
Construction in progress (2)	52,598	31,217
Other	5,545	6,047
Subtotal property and equipment	1,556,649	1,542,252
Accumulated depreciation	(949,423)	(883,574)
Property and equipment, net	$607,226	$658,678
(1) Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications were not considered material and did not affect the consolidated financial statements.
(2) Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $139.2 million for Fiscal 2021 (Fiscal 2020: $154.4 million; Fiscal 2019: $177.3 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for Fiscal 2021 and Fiscal 2020.
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
The Company's rent deferrals had no impact to rent expense during Fiscal 2021 and Fiscal 2020, and amounts deferred and payable in future periods have been included in short term lease liability on the Company's Consolidated Balance Sheet as of December 31, 2021. The Company's rent waivers, which were recorded as a reduction of rent expense, were approximately $5.5 million for Fiscal 2021 (Fiscal 2020: $4.1 million; Fiscal 2019: $0).
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Consolidated Statements of Operations, for the periods indicated:

	Year ended December 31,
(In thousands)	2021	2020	2019
Operating lease costs	$142,965	$147,390	$153,551
Variable lease costs	$16,115	$9,293	$12,856
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	8.73	9.12
Weighted average discount rate	3.72%	3.83%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Year ended December 31,
(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$177,391	$155,990	$116,811
Leased assets obtained in exchange for new operating lease liabilities	$28,244	$390,957	$70,075

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under our operating lease liabilities as of December 31, 2021:

(In thousands)
Fiscal year ending December 31,
2022	$169,994
2023	146,732
2024	126,466
2025	96,066
2026	75,225
2027 and thereafter	379,133
Total lease payments	$993,616
Less: Interest	151,841
Total present value of lease liabilities	$841,775
As of December 31, 2021, the Company has additional operating lease obligations that have not yet commenced of approximately $1.5 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company’s goodwill by reportable segment as of the periods indicated:

(In thousands)	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of December 31, 2019	$318,288	$106,066	$79,168	$46,656	$550,178
Effect of currency translation adjustment	(1,420)	6,971	8,486	(10,426)	3,611
Impairment	(15,345)	—	—	(36,230)	(51,575)
Balance as of December 31, 2020	301,523	113,037	87,654	—	502,214
Effect of currency translation adjustment	(152)	(5,296)	(1,551)	—	(6,999)
Balance as of December 31, 2021	$301,371	$107,741	$86,103	$—	$495,215
During Fiscal 2021, there were no goodwill impairments recorded.
During Fiscal 2020, as a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units. The Company recognized goodwill impairment charges of $51.6 million for the Latin America reporting unit and the Canada reporting unit, which is within the North America operating segment.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company’s intangible assets as of the periods indicated:

		December 31, 2021
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Sale of Business	Purchase of Business	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,003)	$—	$—	$—	$533
Customer relationships	2-3	8,567	(2,552)	—	—	—	6,015
User/Nutrition database	10	—	—	—	—	—	—
Lease-related intangible assets	1-15	8,852	(8,602)	—	—	—	250
Other	5-10	475	(415)	—	—	—	60
Total		$20,430	$(13,572)	$—	$—	$—	$6,858
Indefinite-lived intangible assets							4,152
Intangible assets, net							$11,010

		December 31, 2020
(In thousands)	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Sale of Business	Purchase of Business	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$1,138	$(145)	$—	$—	$—	$993
Customer relationships	2-3	—	(1,208)	—	—	8,770	7,562
User/Nutrition database	10	46,314	(23,790)	(4,351)	(18,173)	—	—
Lease-related intangible assets	1-15	12,896	(9,180)	(1,058)	—	—	2,658
Other	5-10	295	(188)	—	—	—	107
Total		$60,643	$(34,510)	$(5,410)	$(18,173)	$8,770	$11,320
Indefinite-lived intangible assets							1,975
Intangible assets, net							$13,295

Amortization expense, which is included in selling, general and administrative expenses, was $2.0 million, $7.0 million and $6.1 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
The following is the estimated amortization expense for the Company’s intangible assets as of December 31, 2021:

(In thousands)
2022	$2,000
2023	1,641
2024	1,479
2025	1,479
2026	259
2027 and thereafter	—
Amortization expense of intangible assets	$6,858

NOTE 8. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

(In thousands)	As of December 31, 2021	As of December 31, 2020
1.50% Convertible Senior Notes due 2024	$80,919	$500,000
3.25% Senior Notes due 2026	600,000	600,000
Credit Facility borrowings	—	—
Total principal payments due	680,919	1,100,000

Unamortized debt discount on Convertible Senior Notes	(9,207)	(79,031)
Unamortized debt discount on Senior Notes	(1,131)	(1,385)
Unamortized debt issuance costs - Convertible Senior Notes	(779)	(8,763)
Unamortized debt issuance costs - Senior Notes	(2,401)	(2,940)
Unamortized debt issuance costs - Credit facility	(4,870)	(4,325)
Total amount outstanding	662,531	1,003,556
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—

Non-current portion of long-term debt	$662,531	$1,003,556
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the “credit agreement”). In May 2020, the Company entered into an amendment to the credit agreement (the “first amendment”), pursuant to which the prior revolving credit commitments were reduced from $1.25 billion to $1.1 billion of borrowings. Subsequently, in May 2021, the Company entered into a second amendment to the credit agreement (the "second amendment"), which provides for certain changes to the Company's covenants and decreases to certain applicable rates effected by the first amendment. In December 2021, the Company entered into a third amendment to the credit agreement (the "third amendment" and, the credit agreement as amended by the first amendment and the second amendment, the "amended credit agreement" or the "revolving credit facility"), which extends the term of the credit agreement from March 8, 2024 to December 3, 2026, with permitted extensions under certain circumstances. As of December 31, 2021 and December 31, 2020 there were no amounts outstanding under the revolving credit facility.
Where the first amendment previously provided for suspensions of and adjustments to the Company's existing interest coverage covenant and leverage covenant (each as defined below), and further required the Company to maintain a specific amount of minimum liquidity during certain quarters, the second amendment provided that these financial covenants became effective again as of March 31, 2021 and removed the minimum liquidity covenant. The second amendment also (i) decreases the interest rate margins that were previously provided for under the first amendment; (ii) reverses limitations effected by the first amendment on expansions of and extensions of the maturity of the revolving credit facility during the covenant suspension period; and (iii) removes additional limitations on the availability of certain exceptions to the negative covenants, including the restricted payments covenant, that were imposed during the covenant suspension period.
The third amendment also (i) decreases the applicable margins for borrowings and undrawn commitment fees; (ii) provides for the fall away of collateral and guarantee requirements following an investment-grade rating from two rating agencies; (iii) implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro); and (iv) amends certain affirmative and negative covenants and related definitions.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.

Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2021, there were $4.3 million of letters of credit outstanding (December 31, 2020 had $4.3 million letters of credit outstanding).
The obligations of the Company under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of Under Armour, Inc., subject to customary exceptions (the “subsidiary guarantors”) and primarily secured by a first-priority security interest in substantially all of the assets of Under Armour, Inc. and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of Under Armour, Inc. holding certain real property and other customary exceptions. However, the third amendment provides for the permanent fall away of guarantees and collateral upon the Company's achievement of investment grade rating from two rating agencies.
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of December 31, 2021, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company’s option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japaneses Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the “pricing grid”) based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit.
The weighted average interest rate under the revolving credit facility borrowings was 2.3% during Fiscal 2020. There were no borrowings outstanding during Fiscal 2021. As of December 31, 2021, the commitment fee was 15 basis points.
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
In May 2021, the Company entered into exchange agreements with certain holders of the Convertible Senior Notes (the "first exchanging holders"), who agreed to exchange $250.0 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued and unpaid interest (the "First Exchange"). In connection with the First Exchange, the Company paid approximately $300.0 million cash and issued approximately 11.1 million shares of the Company's Class C Common Stock to the first exchanging holders. In August 2021, the Company entered into additional exchange agreements with certain holders of the Convertible Senior Notes (the "second exchanging holders"), who agreed to exchange approximately $169.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued an unpaid interest (the "Second Exchange" and, together with the First Exchange, the "Exchanges"). In connection with the Second Exchange, the Company paid approximately $207.0 million cash and issued approximately 7.7 million shares of the Company's Class C Common Stock to the second exchanging holders. In connection with the Exchanges, the Company recognized a loss on debt extinguishment of approximately $58.5 million for Fiscal 2021, which has been recorded within Other Income (Expense), net on the Company's Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
In connection with the Convertible Senior Notes issuance, the Company incurred deferred financing costs of $12.3 million, primarily related to fees paid to the initial purchasers of the offering, as well as legal and accounting fees. These costs were allocated on a pro rata basis, with $10.0 million allocated to the debt component and $2.2 million allocated to the equity component. As of December 31, 2021, the equity component, net of issuance costs was $88.7 million.
The debt discount and the debt portion of the deferred financing costs are being amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate method. The effective interest rate for Fiscal 2021 was 6.8%.
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
Interest expense, net, was $44.3 million, $47.3 million and $21.2 million for Fiscal 2021, 2020 and 2019, respectively.
The following are the scheduled maturities of long term debt as of December 31, 2021:

(In thousands)
2022	$—
2023	—
2024	80,919
2025	—
2026	600,000
2027 and thereafter
Total scheduled maturities of long term debt	$680,919

Current maturities of long term debt	$—
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of December 31, 2021:

(In thousands)
2022	$98,726
2023	78,038
2024	61,134
2025	37,205
2026	8,108
2027 and thereafter	4,345
Total future minimum sponsorship and other payments	$287,556
The amounts listed above are the minimum compensation obligations and guaranteed royalty fees required to be paid under the Company’s sponsorship and other marketing agreements. The amounts listed above do not include additional performance incentives and product supply obligations provided under the agreements. It is not possible to determine how much the Company will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to the sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and the Company’s decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.
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
From time to time, the Company is involved in litigation and other proceedings, including matters related to commercial and intellectual property disputes, as well as trade, regulatory and other claims related to its business. Other than as described below, the Company believes that all current proceedings are routine in nature and incidental to the conduct of its business. However, the matters described below, if decided adversely to or settled by the Company, could result, individually or in the aggregate, in a liability material to the Company's consolidated financial position, results of operations or cash flows.
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
On December 4, 2020, the Company and Mr. Plank filed a motion to dismiss the TAC for failure to state a claim. That motion was denied by the Court on May 18, 2021. Discovery in the Consolidated Securities Action commenced on June 4, 2021 and is currently ongoing. On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC. On December 1, 2021, the plaintiffs filed a motion seeking, among other things, certification of the class they are seeking to represent in the Consolidated Securities Action. The Company and Mr. Plank have opposed this motion, and briefing on the motion is scheduled to be completed as of May 12, 2022.
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
In 2020, two additional purported shareholder derivative complaints were filed in Maryland state court, in cases captioned Cordell v. Plank, et al. (filed August 11, 2020) and Salo v. Plank, et al. (filed October 21, 2020), respectively.
The complaints in the Cordell and Salo cases name Mr. Plank, certain other current and former members of the Company’s Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant. The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company’s disclosures related to growth and consumer demand for certain of the Company’s products; (ii) the Company’s practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company’s internal controls with respect to revenue recognition and inventory management; (iv) the Company’s supposed failure to timely disclose investigations by the SEC and DOJ; (v) the compensation paid to the Company’s directors and executives while the alleged wrongdoing was occurring; and/or (vi) stock sales by certain individual defendants. The complaints assert breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company’s Board of Directors pursue the claims asserted in the complaints.
In October 2021, the court issued an order (i) consolidating the Cordell and Salo actions with the consolidated Kenney action into a single consolidated derivative action (the "Consolidated State Derivative Action"); (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated State Derivative Action. On December 20, 2021, the court issued an order dismissing the Consolidated State Derivative Action for lack of prosecution pursuant to Maryland Rule 2-507 without prejudice to plaintiffs' right to reinstate the action.
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
NOTE 10. STOCKHOLDERS’ EQUITY
The Company’s Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of December 31, 2021. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company’s founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company’s charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders’ meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company’s common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of of 400.0 million shares and have a par value of $0.0003 1/3 per share as of December 31, 2021. The terms of the Class C common stock are substantially identical to those of the Company's Class A common stock, except that the Class C common stock has no voting rights (except in limited circumstances), will automatically convert into Class A common stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C common stock and Class B common stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.

NOTE 11. REVENUES
For a discussion of disaggregated revenue, refer to Note 19.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. These reserves are included within customer refund liability and the value of the inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The following table presents the customer refund liability, as well as the associated value of inventory for the periods indicated:

(In thousands)	Balance as of December 31, 2021	Balance as of December 31, 2020
Customer refund liability	$164,294	$203,399
Inventory associated with the reserves	$47,569	$57,867
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, contract liabilities were $39.1 million and $26.7 million, respectively.
For Fiscal 2021, the Company recognized $21.5 million of revenue that was previously included in contract liabilities as of December 31, 2020. For Fiscal 2020, the Company recognized $16.1 million of revenue that was previously included in contract liabilities as of December 31, 2019. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.

NOTE 12. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs (the "2020 restructuring plan") designed to rebalance the Company’s cost base to further improve profitability and cash flow generation.
Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available. As of December 31, 2021, the Company currently estimates total restructuring and related charges associated with the 2020 restructuring plan will range between $525 million to $550 million.
The restructuring and related charges primarily consist of approximately:
•$172 million of cash restructuring charges, of which approximately $26 million relates to employee severance and benefit costs, $14 million relates to facility and lease termination costs and $132 million relates to contract termination and other restructuring costs; and
•$378 million of non-cash charges, of which approximately $293 million relates to an impairment charge on the Company’s New York City flagship store and $85 million relates to intangibles and other asset related impairments.
The Company recorded $41.0 million of restructuring and related impairment charges during Fiscal 2021 and $472.7 million during Fiscal 2020, under the 2020 restructuring plan. As of December 31, 2021, $513.8 million of restructuring and related impairment charges under the 2020 restructuring plan have been recorded since the inception of the plan.
The following table illustrates the costs recorded during Fiscal 2021 and Fiscal 2020, as well as the Company's current estimates of the amount expected to be incurred in connection with the 2020 restructuring plan:

			Estimated Restructuring and Impairment Charges (1)
(In thousands)	Year ended December 31,		Remaining to be Incurred	Total Plan
	2021	2020
Costs recorded in cost of goods sold:
Contract-based royalties	$—	$11,608	$—	$11,608
Inventory write-offs	515	768	—	1,283
Total costs recorded in cost of goods sold	515	12,376	—	12,891
Net costs (recoveries) recorded in restructuring and related impairment charges:
Property and equipment impairment	3,064	29,280	—	32,344
Intangible asset impairment	—	4,351	—	4,351
Right-of-use asset impairment	1,686	293,495	—	295,181
Employee related costs	(1,655)	28,579	—	26,924
Contract exit costs (2)	14,954	79,008	35,240	129,202
Other asset write off	1,821	13,074	—	14,895
Other restructuring costs	20,648	12,564	1,000	34,212
Total costs recorded in restructuring and impairment charges	40,518	460,351	36,240	537,109
Total restructuring and impairment charges	$41,033	$472,727	$36,240	$550,000
(1) Estimated restructuring and impairment charges reflect the high end of the range of the estimated charges expected by the Company in connection with the 2020 restructuring plan.
(2) Contract exit costs primarily consist of proposed lease exits of certain Brand and Factory House stores and office facilities, and proposed marketing and other contract exits.

All restructuring and related impairment charges are included in the Company's Corporate Other segment.
For Fiscal 2021, approximately $17.6 million of the charges are North America related, $23.2 million are Latin America related and $1.8 million are Asia-Pacific related. These charges were offset by a recovery of $1.6 million related to EMEA.
For Fiscal 2020, approximately $397.6 million of the charges are North America related, $14.4 million are EMEA related, $14.9 million are Latin America related and $6.8 million are Asia-Pacific related and $4.6 million are Connected Fitness related.
A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017, for Fiscal 2021 and Fiscal 2020 are as follows:

(In thousands)	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2020	$462	$17,843	$—
Net additions (recoveries) charged to expense	27,452	72,747	11,843
Cash payments charged against reserve	(14,584)	(28,456)	(5,745)
Changes in reserve estimate	(462)	(492)	—
Balance at December 31, 2020	$12,868	$61,642	$6,098
Net additions (recoveries) charged to expense	(1,655)	17,814	(1,494)
Cash payments charged against reserve	(5,473)	(47,486)	(6,078)
Foreign exchange and other	(2,192)	(565)	120
Balance at December 31, 2021	$3,548	$31,405	$(1,354)
During Fiscal 2021, the Company also incurred net costs of $25.9 million associated with abandoned facilities and the write-off of fixed assets under the 2020 restructuring plan.

Latin America operating model change
During the Fiscal 2021, the Company substantially completed its change to a distributor model for certain countries within its Latin America region. The Company recognized a net loss on disposal of its assets and liabilities of approximately $30.6 million, which has been recorded as part of total restructuring expense.

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant’s contribution and recorded expense of $8.9 million, $5.4 million and $7.5 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. During Fiscal 2020, the Company temporarily suspended 401(k) matching contributions for approximately five months as part of the Company's capital preservation efforts in response to COVID-19. Shares of the Company’s Class A Common Stock and Class C common stock are not investment options in this plan.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2021 and 2020, the Deferred Compensation Plan obligations were $14.5 million and $14.3 million, respectively, and were included in other long term liabilities on the Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2021 and 2020, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $9.0 million and $7.7 million, respectively. These assets are consolidated and are included in other long term assets on the Consolidated Balance Sheets. Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the “2005 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2025. As of December 31, 2021, 8.3 million Class A shares and 28.6 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $43.8 million, $42.1 million and $49.6 million, respectively. The related tax benefits, excluding consideration of valuation allowances, were $8.2 million, $9.0 million, and $11.8 million for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. The deferred tax assets and valuation allowances associated with these benefits were $7.2 million, $9.0 million, and $2.7 million for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. As of December 31, 2021, the Company had $78.5 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.44 years. Refer to “Stock Options” and “Restricted Stock and Restricted Stock Unit Awards” below for further information on these awards.
A summary of each of these plans is as follows:
Employee Stock Compensation Plan
Stock options, restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a two to five years period. The contractual term for stock options is generally 10 years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan.
Non-Employee Director Compensation Plan
The Company’s Non-Employee Director Compensation Plan (the “Director Compensation Plan”) provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the “DSU Plan”). Each new non-

employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders’ meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $150 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders’ meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company’s Class A or Class C Common Stock with the shares delivered six months following the termination of the director’s service.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2021, 2.7 million Class A shares and 1.7 million Class C shares are available for future purchases under the ESPP. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, 234.7 thousand, 482.9 thousand and 329.1 thousand Class C shares were purchased under the ESPP, respectively.
Awards granted to Marketing Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain of our marketing partners in connection with their entering into endorsement and other marketing services agreements with us. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract.
Total stock-based compensation expense related to these awards for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $3.5 million, $3.5 million and $3.1 million, respectively. As of December 31, 2021, we had $8.5 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 2.74 years.
Summary by Award Classification:
Stock Options
No stock options were granted during Fiscal 2021. The weighted average fair value of a stock option granted for Fiscal 2020 and Fiscal 2019 was $6.61 and $8.70, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2021	2020	2019
Risk-free interest rate	n/a	1.5%	2.5%
Average expected life in years	n/a	6.25	6.50
Expected volatility	n/a	43.1%	41.0%
Expected dividend yield	n/a	—%	—%
A summary of the Company’s stock options as of December 31, 2021 and changes during the year then ended is presented below:

(In thousands, except per share amounts)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding, beginning of year	1,862	$19.31	7.18	$186
Granted, at fair market value	—	—
Exercised	(13)	4.08
Forfeited	(271)	19.38
Outstanding, end of year	1,578	$19.44	6.07	$2,403
Options exercisable, end of year	1,092	$20.88	5.53	$1,362

    Included in the table above are 0.2 million performance-based stock options awarded to the Company’s

Executive Chairman and Brand Chief under the 2005 Plan for Fiscal 2019, which have been fully forfeited due to the failure to meet performance conditions. There were no performance-based stock options awarded during Fiscal 2021 or Fiscal 2020. The performance-based stock options awarded in Fiscal 2019 had a weighted average fair value of $8.70 and had vesting that is tied to the achievement of certain combined annual operating income targets.
The intrinsic value of stock options exercised during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $0.2 million, $4.5 million and $12.4 million, respectively.
For Fiscal 2021, Fiscal 2020 and Fiscal 2019 income tax benefits related to stock options exercised, excluding consideration of valuation allowances were $0.0, $1.2 million, and $2.7 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
A summary of the Company’s restricted stock and restricted stock unit awards as of December 31, 2021 and changes during the year then ended is presented below:

(In thousands, except per share amounts)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	6,274	$15.52
Granted	4,514	19.18
Forfeited	(1,154)	17.77
Vested	(2,601)	16.85
Outstanding, end of year	7,033	$16.40

    Included in the table above are 0.6 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2019, which have been fully forfeited due to the failure to meet the performance conditions. There were no performance-based restricted stock units awarded during Fiscal 2021 or Fiscal 2020. The performance-based restricted stock units awarded in Fiscal 2019 had weighted average grant date fair values of $19.39 and had vesting that was tied to the achievement of certain combined annual revenue and operating income targets. The Company deemed the achievement of these revenue and operating income targets improbable, and accordingly, a reversal of expense of $2.9 million and $1.5 million were recorded for the performance-based restricted stock units and stock options for Fiscal 2020 and Fiscal 2019, respectively.

NOTE 15. FAIR VALUE MEASUREMENTS
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
The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	December 31, 2021			December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$631	$—	$—	$(22,122)	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$9,008	$—	$—	$7,697	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(14,489)	$—	$—	$(14,314)	$—
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
As of December 31, 2021 and December 31, 2020, the fair value of the Convertible Senior Notes was $149.6 million and $828.2 million, respectively. The Company entered into exchange agreements with certain holders during Fiscal 2021 to exchange approximately $419.0 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares (see Note 8 to the Consolidated Financial Statements).
As of December 31, 2021 and December 31, 2020 the fair value of the Senior Notes was $619.9 million and $602.6 million, respectively.
Certain assets are not remeasured to fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

NOTE 16. RISK MANAGEMENT AND DERIVATIVES
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2021, the Company has hedge instruments primarily for:
•British Pound/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•Euro/U.S. Dollar;
•U.S. Dollar/Canadian Dollar;
•U.S. Dollar/Mexican Peso; and
•U.S. Dollar/Japanese Yen.
All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments within the Consolidated Balance Sheets. Refer to Note 15 of the Consolidated Financial Statements for a discussion of the fair value measurements.

(In thousands)	Balance Sheet Classification	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$7,488	$—
Foreign currency contracts	Other long term assets	2,887	—
Total derivative assets designated as hedging instruments		$10,375	$—

Foreign currency contracts	Other current liabilities	$8,663	$17,601
Foreign currency contracts	Other long term liabilities	779	6,469
Total derivative liabilities designated as hedging instruments		$9,442	$24,070

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,999	$2,384
Total derivative assets not designated as hedging instruments		$1,999	$2,384

Foreign currency contracts	Other current liabilities	$4,648	$6,464
Total derivative liabilities not designated as hedging instruments		$4,648	$6,464

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Year ended December 31,
	2021		2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$5,683,466	$(6,410)	$4,474,667	$2,098	$5,267,132	$18,789
Cost of goods sold	$2,821,967	$(11,825)	$2,314,572	$9,516	$2,796,599	$4,703
Interest income (expense), net	$(44,300)	$(37)	$(47,259)	$(36)	$(21,240)	$1,598
Other income (expense), net	$(51,113)	$—	$168,153	$25	$(5,688)	$871

The following tables present the amounts affecting the Consolidated Statements of Comprehensive Income (Loss):

(In thousands)	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$6,056	$(18,235)	$(1,617)
Interest rate swaps	(541)	—	(37)	(504)
Total designated as cash flow hedges	$(26,449)	$6,056	$(18,272)	$(2,121)

(In thousands)	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$(6,005)	$(8,336)	$11,567	$(25,908)
Interest rate swaps	(577)	—	(36)	(541)
Total designated as cash flow hedges	$(6,582)	$(8,336)	$11,531	$(26,449)

(In thousands)	Balance as of December 31, 2018	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2019
Derivatives designated as cash flow hedges
Foreign currency contracts	$21,908	$(3,550)	$24,363	$(6,005)
Interest rate swaps	954	67	1,598	(577)
Total designated as cash flow hedges	$22,862	$(3,483)	$25,961	$(6,582)

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Year ended December 31,
	2021		2020		2019
(In thousands)	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(51,113)	$(8,502)	$168,153	$(2,173)	$(5,688)	$(6,141)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of December 31, 2021 and December 31, 2020, the aggregate notional value of the Company's outstanding cash flow hedges was $556.5 million and $812.5 million, respectively, with contract maturities ranging from one to twenty-four months.
The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 8 of the Consolidated Financial Statements for a discussion of long term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Consolidated Statements of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of December 31, 2021 and December 31, 2020, the total notional value of the Company's outstanding undesignated derivative instruments was $258.2 million and $313.1 million, respectively.
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
NOTE 17. PROVISION FOR INCOME TAXES
Income (loss) before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income (loss) before income taxes
United States	$191,201	$(478,465)	$81,122
Foreign	199,676	(14,079)	128,720
Total	$390,877	$(492,544)	$209,842

The components of the income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current
Federal	$(2,454)	$(30,047)	$7,232
State	864	34	771
Foreign	36,304	16,720	21,952
	34,714	(13,293)	29,955
Deferred
Federal	5,148	50,620	12,750
State	(3,645)	587	25,508
Foreign	(4,145)	11,473	1,811
	(2,642)	62,680	40,069
Income tax expense (benefit)	$32,072	$49,387	$70,024
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2021		2020		2019
U.S. federal statutory income tax rate	$82,086	21.0%	$(103,434)	21.0%	$44,067	21.0%
State taxes, net of federal tax impact	23,508	6.0%	(29,341)	6.0%	4,620	2.2%
Foreign rate differential	(10,697)	(2.7)%	(972)	0.2%	(10,494)	(5.0)%
Permanent tax benefits/nondeductible expenses	(12,343)	(3.2)%	15,993	(3.2)%	328	0.2%
Permanent tax benefits/nondeductible losses - divestitures	7,317	1.9%	(118,321)	24.0%	—	—%
Unrecognized tax benefits	9,813	1.1%	2,260	(0.5)%	(2,031)	(1.0)%
Impacts related to U.S. Tax Act	—	—%	(13,987)	2.8%	—	—%
Valuation allowance	(63,418)	(14.9)%	302,575	(61.4)%	30,137	14.4%
Other	(4,194)	(1.1)%	(5,386)	1.1%	3,397	1.6%
Effective income tax rate	$32,072	8.2%	$49,387	(10.0)%	$70,024	33.4%

Income tax expense decreased $17.3 million to an expense of $32.1 million in 2021 from an expense of $49.4 million in 2020. The Company recorded 2021 income tax expense on pretax earnings, inclusive of benefits for the reduction in U.S. valuation allowances, compared to 2020 income tax expense on pretax losses, which included the impact of recording valuation allowances for previously recognized deferred tax assets in the U.S. and China.
Deferred tax assets and liabilities consisted of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets
Operating lease liabilities	$197,682	$257,233
U.S. Federal and State Capital Loss	57,097	69,332
Reserves and accrued liabilities	41,943	50,226
Foreign net operating loss carry-forwards	33,875	51,040
Inventory	26,860	28,079
Intangible assets	26,281	31,965
U.S. state net operating loss	16,636	28,343
Allowance for doubtful accounts and sales return reserves	14,940	19,864
Stock-based compensation	11,301	12,447
Foreign tax credits	8,606	10,023
U.S. tax credits	7,273	8,775
Deductions limited by income	3,288	7,509
Other	5,490	3,303
Total deferred tax assets	451,272	578,139
Less: valuation allowance	(318,221)	(388,432)
Total net deferred tax assets	$133,051	$189,707

Deferred tax liabilities
Right-of-use asset	$(98,085)	$(136,308)
Prepaid expenses	(8,356)	(9,443)
Property, plant and equipment	(7,018)	(8,107)
Convertible debt instruments	(1,066)	(9,878)
Other	(3,743)	(4,780)
Total deferred tax liabilities	(118,268)	(168,516)
Total deferred tax assets, net	$14,783	$21,191

All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company's current assumptions, judgments and estimates.
A significant portion of the Company’s deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets at December 31, 2021, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•Current year pre-tax earnings.
•Restructuring plans undertaken in 2017, 2018, and 2020, which aim to improve future profitability.
•No history of U.S. federal and state tax attributes expiring unused.
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
As of December 31, 2021, the Company believes that the weight of the negative evidence outweighs the positive evidence regarding the realization of the United States deferred tax assets and have recorded a valuation allowance of $250.1 million against the U.S. federal and state deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of DTAs. The Company's current forecasts for the United States indicate that it is probable that additional deferred taxes could be realizable based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of all or a portion of previously recorded valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of December 31, 2021, the Company had $16.6 million in deferred tax assets associated with $295.1 million in state net operating loss carryforwards and $7.3 million in deferred tax assets associated with state and federal tax credits, the majority of which are definite lived. Certain of the definite lived state net operating losses and state tax credits will begin to expire within one to five years, and the majority will begin to expire within five to twenty years. The Company had $57.1 million in deferred tax assets associated with federal and state capital loss carryforwards of $126.8 million, which, if unused, will expire in four years. The Company is not able to forecast the utilization of the deferred tax assets associated with state net operating loss carryforwards, the deferred tax assets associated with federal and state capital loss carryforwards, and a majority of the deferred tax assets associated with state and federal tax credits and has recorded a valuation allowance of $80 million against these deferred tax assets.
As of December 31, 2021, the Company had $39.2 million in deferred tax assets associated with approximately $199.4 million in foreign net operating loss carryforwards and $8.6 million in deferred tax assets associated with foreign tax credit carryforwards. While the majority of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, with the majority to expire within 5 to 12 years. Additionally, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other foreign deferred tax assets and has recorded a valuation allowance of $68.2 million against these foreign deferred tax assets.
As of December 31, 2021, approximately $612.2 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $957.3 million. The Tax Cuts and Jobs Act of 2017 imposed U.S. federal tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. The Company will continue to permanently reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund international growth and operations. If the Company was to repatriate indefinitely reinvested foreign funds, it would still be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and record foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties, for Fiscal 2021, Fiscal 2020 and Fiscal 2019.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Beginning of year	$40,314	$41,194	$55,855
Increases as a result of tax positions taken in a prior period	6,713	1,738	1,545
Decreases as a result of tax positions taken in a prior period	(332)	(2,309)	(11,005)
Increases as a result of tax positions taken during the current period	2,430	2,142	1,158
Decreases as a result of settlements during the current period	—	(1,500)	(6,359)
Reductions as a result of divestiture	—	(951)	—
End of year	$49,125	$40,314	$41,194
As of December 31, 2021, 2020 and 2019, the total liability for unrecognized tax benefits was approximately $54.6 million, $44.6 million and $44.3 million, respectively. These liabilities include $5.5 million, $4.3 million, and $3.1 million, respectively, for the accrual of interest and penalties. For each of Fiscal 2021, Fiscal 2020 and Fiscal 2019, the Company recorded $1.2 million, $1.2 million, and $2.0 million, respectively, for the accrual of interest and penalties within the provision for income taxes on its Consolidated Statements of Operations. As of December 31, 2021, $35.8 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized. Also included in the balance are unrecognized tax benefits of $11.7 million that, if recognized, would result in adjustments to other tax accounts, primarily valuation allowances on deferred tax assets.
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

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Numerator
Net income (loss)	$360,060	$(549,177)	$92,139
Denominator
Weighted average common shares outstanding Class A, B and C	465,504	454,089	450,964
Effect of dilutive securities Class A, B, and C	3,140	—	3,310
Weighted average common shares and dilutive securities outstanding Class A, B, and C	468,644	454,089	454,274

Basic net income (loss) per share of Class A, B and C common stock	$0.77	$(1.21)	$0.20
Diluted net income (loss) per share of Class A, B and C common stock	$0.77	$(1.21)	$0.20
Effects of potentially dilutive securities are presented only in periods in which they are dilutive. Stock options and restricted stock units representing 1.6 million, 6.4 million and 1.8 million shares of Class A and Class C Common Stock outstanding for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. Due to the Company being in a net loss position for Fiscal 2020, there were no stock options or restricted stock units included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

NOTE 19. SEGMENT DATA AND DISAGGREGATED REVENUE
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
Prior to the sale of MyFitnessPal in December 2020, the CODM also received discrete financial information for the Connected Fitness segment. However, beginning January 1, 2021, the Company no longer reports Connected Fitness as a discrete reportable operating segment (see Note 1 to the Consolidated Financial Statements). All prior period balances have been recast to conform to current period presentation. Such reclassifications did not affect total consolidated revenues, consolidated income from operations or consolidated net income.
The Company excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, along with the revenue and costs related to the Company's MMR platforms, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Furthermore, the majority of the costs included within Corporate Other consist largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing; costs related to the Company’s headquarters, such as restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net revenues
North America	$3,810,372	$2,944,978	$3,658,353
EMEA	842,511	598,296	621,137
Asia-Pacific	831,762	628,657	636,343
Latin America	195,248	164,825	196,132
Corporate Other (1)	3,573	137,911	155,167
Total net revenues	$5,683,466	$4,474,667	$5,267,132

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating income (loss)
North America	$972,093	$474,584	$733,442
EMEA	132,602	60,592	53,739
Asia-Pacific	132,911	2	97,641
Latin America	22,388	(42,790)	(3,160)
Corporate Other (1)	(773,704)	(1,105,826)	(644,892)
Total operating income (loss)	486,290	(613,438)	236,770
Interest expense, net	(44,300)	(47,259)	(21,240)
Other income (expense), net	(51,113)	168,153	(5,688)
Income (loss) before income taxes	$390,877	$(492,544)	$209,842

The following tables summarize the Company's net revenues by product category and distribution channels:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Apparel	$3,841,249	$2,882,562	$3,470,285
Footwear	1,264,127	934,333	1,086,551
Accessories	461,894	414,082	416,354
Net Sales	5,567,270	4,230,977	4,973,190
License revenues	112,623	105,779	138,775
Corporate Other (1)	3,573	137,911	155,167
Total net revenues	$5,683,466	$4,474,667	$5,267,132

	Year Ended December 31,
(In thousands)	2021	2020	2019
Wholesale	$3,245,749	$2,383,353	$3,167,625
Direct-to-consumer	2,321,521	1,847,624	1,805,565
Net Sales	5,567,270	4,230,977	4,973,190
License revenues	112,623	105,779	138,775
Corporate Other (1)	3,573	137,911	155,167
Total net revenues	$5,683,466	$4,474,667	$5,267,132
(1) Prior to Fiscal 2021, the Company's Connected Fitness segment was separately disclosed, however, effective January 1, 2021, Corporate Other now includes the remaining Connected Fitness business consisting of MMR for Fiscal 2021 and the entire Connected Fitness business for Fiscal 2020 and Fiscal 2019. All prior periods were recast to conform to the current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income (see Note 1 to the Consolidated Financial Statements).

Long-lived assets are primarily composed of Property and equipment, net and Operating lease right-of-use assets. The Company's long-lived assets by geographic area were as follows:

(In thousands)	Year Ended December 31,
	2021	2020
Long-lived assets
United States	$801,130	$896,789
Canada	21,094	23,122
Total North America	822,224	919,911
Other foreign countries	233,366	275,427
Total long-lived assets	$1,055,590	$1,195,338

NOTE 20. RELATED PARTY TRANSACTIONS
The Company has an operating lease agreement with an entity controlled by the Company’s Executive Chairman and Brand Chief to lease an aircraft for business purposes. The Company paid $2.0 million in lease payments to the entity for its use of the aircraft during Fiscal 2021 ($2.0 million for both Fiscal 2020 and Fiscal 2019) No amounts were payable to this related party as of December 31, 2021 and 2020. The Company determined the lease payments were at fair market lease rates.
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
In connection with the purchase of these parcels, in September 2016, the parties entered into an agreement pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company’s parcels from these projects. No obligations were owed by either party under this agreement as of December 31, 2021.

NOTE 21. SUBSEQUENT EVENT
Share Repurchase Plan
On February 23, 2022, the Company’s board of directors authorized the repurchase of up to $500 million of the Company’s Class C Common Stock over the next two years. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, the Company’s financial condition, results of operations, liquidity and other factors.

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
Management's Annual Report on Internal control over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K.
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

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2022 Proxy Statement, under the headings “Election of Directors,” “Corporate Governance and Related Matters - Board Meetings and Committees - Audit Committee.” Information required by this Item regarding executive officers is included under “Executive Officers” in Part 1 of this Form 10-K.
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

ITEM 11. INFORMATION ABOUT OUR EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2022 Proxy Statement under the headings “Corporate Governance and Related Matters - Compensation of Directors,” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2022 Proxy Statement under the headings “Security Ownership of Management and Certain Beneficial Owners of Shares” and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2022 Proxy Statement under the heading “Transactions with Related Persons" and “Corporate Governance and Related Matters - Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2022 Proxy Statement under the heading “Independent Auditors.”

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith. References to any Form 10-K of the Company below are to the Annual Report on Form 10-K for the related fiscal year. For example, references to the Company’s 2020 Form 10-K are to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation.
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Amended and Restated Bylaws of Under Armour, Inc. (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed on February 10, 2021).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.01 of the Company's 2020 Form 10-K).
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04	Indenture, dated as of May 27, 2020, relating to the Company’s 1.50% Convertible Senior Notes due 2024, between the Company and Wilmington Trust, National Association, as Trustee and the Form of 1.50% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.01	Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed March 8, 2019).
10.02	Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).
10.03	Amendment No. 2, dated May 17, 2021, to the Amended and Restated Credit Agreement dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on May 19, 2021).

Exhibit No.
10.04	Amendment No. 3, dated December 3, 2021, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report in Form 8-K filed on December 8, 2021).
10.05	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.06	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q filed for the quarterly period ending September 30, 2020).*
10.07	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s 2018 Form 10-K).*
10.08	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.04 of the Company’s 2016 Form 10-K).*
10.09	Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).*
10.10	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s 2019 Form 10-K).*
10.11	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s 2018 Form 10-K).*
10.12	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.13	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.14	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.08 of the Company’s 2019 Form 10-K).*
10.15	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.14 of the Company's 2017 Form 10-K).*
10.16	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company’s 2017 Form 10-K).*
10.17	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.19 of the Company’s 2017 Form 10-K).*
10.18	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives of the Company.*
10.19	Under Armour, Inc. 2021 Non-Employee Director Compensation Plan (the “Director Compensation Plan”)(incorporated by reference to Exhibit 10.15 of the Company's 2020 Form 10-K).*
10.20	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed June 6, 2006).*
10.21	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2011).*
10.22	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended March 31, 2010).*
10.23	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s 2010 Form 10-K).*
10.24	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Form 10-Q for the quarterly period ended June 30, 2016).*
10.25	Amendment Three to the Director DSU Plan (incorporated by reference to Exhibit 10.22 of the Company’s 2019 Form 10-K).*
10.26	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Form 10-Q for the quarterly period ended March 31, 2018).*
10.27	First Amendment to Employee Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 30, 2021, by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.03 of the Company's Form 10-Q for the quarterly period ended June 30, 2021).*
10.28	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).*
10.29	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).*
21.01	List of Subsidiaries.

Exhibit No.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ PATRIK FRISK
Patrik Frisk
Chief Executive Officer and President
Date: February 23, 2022
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PATRIK FRISK	Chief Executive Officer, President and Director (principal executive officer)
Patrik Frisk

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal financial officer)
David E. Bergman

/s/ ADITYA MAHESHWARI	Controller and Chief Accounting Officer (principal accounting officer)
Aditya Maheshwari

/s/ KEVIN A. PLANK	Executive Chairman and Brand Chief
Kevin A. Plank

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ MOHAMED A. EL-ERIAN	Director
Mohamed A. El-Erian

/s/ DAVID W. GIBBS	Director
David W. Gibbs

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ WESTLEY MOORE	Director
Westley Moore

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ HARVEY L. SANDERS	Director
Harvey L. Sanders

Dated: February 23, 2022

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended December 31, 2021	$20,350	$(3,821)	$(9,401)	$7,128
For the year ended December 31, 2020	15,082	10,456	(5,188)	$20,350
For the year ended December 31, 2019	22,224	(4,066)	(3,076)	$15,082
Sales returns and allowances
For the year ended December 31, 2021	$94,179	(96,632)	71,523	$69,070
For the year ended December 31, 2020	98,652	(431,253)	426,780	$94,179
For the year ended December 31, 2019	136,734	180,124	(218,206)	$98,652
Deferred tax asset valuation allowance
For the year ended December 31, 2021	$388,431	12,605	(82,815)	$318,221
For the year ended December 31, 2020	101,997	291,887	(5,453)	388,431
For the year ended December 31, 2019	72,710	31,926	(2,639)	101,997