Form 10-QT
period 2022-03-31
Under Armour, Inc.
filed 2022-05-09
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2022 to March 31, 2022

Commission File No. 001-33202
______________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1020 Hull Street Baltimore, Maryland 21230	(410) 468-2512
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)
Former Fiscal Year: December 31
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	UAA	New York Stock Exchange
Class C Common Stock	UA	New York Stock Exchange
(Title of each class)	(Trading Symbols)	(Name of each exchange on which registered)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 30, 2022 there were 188,668,560 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 238,495,475 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,009,139	$1,669,453	$1,348,737
Accounts receivable, net (Note 3)	702,197	569,014	696,287
Inventories	824,455	811,410	851,829
Prepaid expenses and other current assets, net	297,034	286,422	260,865
Total current assets	2,832,825	3,336,299	3,157,718
Property and equipment, net (Note 4)	601,365	607,226	632,307
Operating lease right-of-use assets (Note 5)	420,397	448,364	511,130
Goodwill (Note 6)	491,508	495,215	497,970
Intangible assets, net (Note 7)	10,580	11,010	12,548
Deferred income taxes (Note 17)	20,141	17,812	23,796
Other long term assets	76,016	75,470	78,827
Total assets	$4,452,832	$4,991,396	$4,914,296
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$560,331	$613,307	$490,860
Accrued expenses	317,963	460,165	311,905
Customer refund liabilities (Note 11)	159,628	164,294	191,979
Operating lease liabilities (Note 5)	134,833	138,664	160,918
Other current liabilities	125,840	73,746	78,655
Total current liabilities	1,298,595	1,450,176	1,234,317
Long term debt, net of current maturities (Note 8)	672,286	662,531	1,009,951
Operating lease liabilities, non-current (Note 5)	668,983	703,111	801,292
Other long term liabilities	84,014	86,584	98,537
Total liabilities	2,723,878	2,902,402	3,144,097
Stockholders' equity (Note 10)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2022, December 31, 2021 and March 31,2021; 188,668,560 shares issued and outstanding as of March 31, 2022 (December 31, 2021: 188,650,987, March 31, 2021: 188,622,010)	63	63	62
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2022, December 31, 2021 and March 31, 2021.	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2022, December 31, 2021 and March 31, 2021; 238,472,217 shares issued and outstanding as of March 31, 2022 (December 31, 2021: 253,161,064, March 31, 2021: 233,934,560)	79	84	78
Additional paid-in capital	1,046,961	1,108,613	1,072,401
Retained earnings	721,926	1,027,833	747,231
Accumulated other comprehensive (income) loss	(40,086)	(47,610)	(49,584)
Total stockholders' equity	1,728,954	2,088,994	1,770,199
Total liabilities and stockholders' equity	$4,452,832	$4,991,396	$4,914,296
Commitments and Contingencies (Note 9)
Subsequent Events (Note 10 and Note 12)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenues	$1,300,945	$1,257,195
Cost of goods sold	695,781	628,554
Gross profit	605,164	628,641
Selling, general and administrative expenses	594,446	514,638
Restructuring and impairment charges	56,674	7,113
Income (loss) from operations	(45,956)	106,890
Interest income (expense), net	(6,154)	(14,137)
Other income (expense), net	(51)	(7,180)
Income (loss) before income taxes	(52,161)	85,573
Income tax expense (benefit)	8,181	9,881
Income (loss) from equity method investments	732	2,060
Net income (loss)	$(59,610)	$77,752

Basic net income (loss) per share of Class A, B and C common stock	$(0.13)	$0.17
Diluted net income (loss) per share of Class A, B and C common stock	$(0.13)	$0.17

Weighted average common shares outstanding Class A, B and C common stock
Basic	471,425	456,014
Diluted	471,425	459,226
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(59,610)	$77,752
Other comprehensive income (loss):
Foreign currency translation adjustment	7,045	3,318
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(909) and $(1,232) for the three months ended March 31, 2022 and 2021, respectively.	758	8,798
Gain (loss) on intra-entity foreign currency transactions	(279)	(2,515)
Total other comprehensive income (loss)	7,524	9,601
Comprehensive income (loss)	$(52,086)	$87,353
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	188,603	$62	34,450	$11	231,954	$77	$1,061,173	$673,855	$(59,185)	$1,675,993
Exercise of stock options	3	$—	—	$—	3	$—	$6	$—	$—	$6
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	$—	—	$—	(228)	$—	$—	$(4,376)	$—	$(4,376)
Issuance of Class A Common Stock, net of forfeitures	16	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class C Common Stock, net of forfeitures	—	$—	—	$—	2,206	$1	$850	$—	$—	$851
Stock-based compensation expense	—	$—	—	$—	—	$—	$10,372	$—	$—	$10,372
Comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$77,752	$9,601	$87,353
Balance as of March 31, 2021	188,622	$62	34,450	$11	233,935	$78	$1,072,401	$747,231	$(49,584)	$1,770,199

Balance as of December 31, 2021	188,651	$63	34,450	$11	253,161	$84	$1,108,613	$1,027,833	$(47,610)	$2,088,994
Adoption of ASU 2020-06	—	$—	—	$—	—	$—	$(14,351)	$5,144	$—	$(9,207)
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	$—	—	$—	—	$—	$—	$(11,446)	$—	$(11,446)
Class C Common Stock repurchased	—	$—	—	$—	(16,151)	$(5)	$(60,000)	$(239,995)	$—	$(300,000)
Issuance of Class A Common Stock, net of forfeitures	18	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class C Common Stock, net of forfeitures	—	$—	—	$—	1,462	$—	$935	$—	$—	$935
Stock-based compensation expense	—	$—	—	$—	—	$—	$11,764	$—	$—	$11,764
Comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$(59,610)	$7,524	$(52,086)
Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(59,610)	$77,752
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	34,960	35,512
Unrealized foreign currency exchange rate gain (loss)	(8,585)	14,702
Loss on disposal of property and equipment	1,604	575
Non-cash restructuring and impairment charges	(1,871)	5,601
Amortization of bond premium and debt issuance costs	549	5,273
Stock-based compensation	11,764	10,372
Deferred income taxes	(2,500)	(9)
Changes in reserves and allowances	(5,250)	(9,262)
Changes in operating assets and liabilities:
Accounts receivable	(131,988)	(170,493)
Inventories	(6,425)	49,246
Prepaid expenses and other assets	(4,326)	22,295
Other non-current assets	27,628	19,467
Accounts payable	(54,970)	(80,092)
Accrued expenses and other liabilities	(122,589)	(121,841)
Customer refund liability	(4,398)	(10,949)
Income taxes payable and receivable	4,564	1,263
Net cash provided by (used in) operating activities	(321,443)	(150,588)
Cash flows from investing activities
Purchases of property and equipment	(39,923)	(8,465)
Sale of property and equipment	—	561
Net cash provided by (used in) investing activities	(39,923)	(7,904)
Cash flows from financing activities
Common Shares Repurchased	(300,000)	—
Employee taxes paid for shares withheld for income taxes	(11,446)	(4,301)
Proceeds from exercise of stock options and other stock issuances	934	858
Net cash provided by (used in) financing activities	(310,512)	(3,443)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,134	(6,900)
Net increase (decrease) in cash, cash equivalents and restricted cash	(660,744)	(168,835)
Cash, cash equivalents and restricted cash
Beginning of period	1,682,870	1,528,515
End of period	$1,022,126	$1,359,680

Non-cash investing and financing activities
Change in accrual for property and equipment	$(23,533)	$(40)

Reconciliation of cash, cash equivalents and restricted cash	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,009,139	$1,669,453
Restricted cash	12,987	13,417
Total cash, cash equivalents and restricted cash	$1,022,126	$1,682,870
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited; Tabular amounts in thousands, except share and per share data)

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars and include the accounts of Under Armour, Inc. and its wholly owned subsidiaries. Certain information in footnote disclosures normally included in annual financial statements were condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation.
The unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Fiscal 2021"), filed with the SEC on February 23, 2022 ("Annual Report on Form 10-K for Fiscal 2021"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the fiscal year beginning April 1, 2022 and ending March 31, 2023 ("Fiscal 2023"), or any other portions thereof.
Fiscal Year End Change
As previously disclosed, in the first quarter of Fiscal 2021, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. As a result of the change in fiscal year end, this document reflects the Company's Transition Report on Form 10-Q for the period from January 1, 2022 through March 31, 2022. The Company's next fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there will be no Fiscal 2022.
Due to the change in fiscal year end, the income tax provision for the three months ended March 31, 2022 was calculated using actual tax rates for the period. The provision for income taxes for the comparative three months ended March 31, 2021 was computed using the estimated effective tax rate applicable to Fiscal 2021.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates, judgments and assumptions are evaluated on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time; however, actual results could differ from these estimates.
The COVID-19 pandemic continues to significantly impact the global economy. As the impacts of major global events continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the

Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for Fiscal 2021.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions; requires the application of the if-converted method for calculating diluted earnings per share; and requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments.
The Company adopted ASU 2020-06, effective January 1, 2022 using the modified retrospective transition approach. As a result of this adoption, the Company recorded a cumulative effect adjustment of $5.1 million to retained earnings. The adoption had no material impact on the Company's Condensed Consolidated Statement of Operations and related disclosures.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of March 31, 2022, including reasonable and supportable estimates of future risk.
The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance at December 31, 2021	$7,128	$7,029
Increases (decreases) to costs and expenses	(36)	—
Write-offs, net of recoveries	21	—
Balance at March 31, 2022	$7,113	$7,029
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Leasehold and tenant improvements	$461,394	$462,588
Furniture, fixtures and displays	263,749	259,534
Buildings	48,382	48,382
Software	339,722	333,560
Office equipment	132,452	132,629
Plant equipment	178,188	178,187
Land	83,626	83,626
Construction in progress (1)	64,869	52,598
Other	5,751	5,545
Subtotal property and equipment	1,578,133	1,556,649
Accumulated depreciation	(976,768)	(949,423)
Property and equipment, net	$601,365	$607,226
(1) Construction in progress primarily includes costs incurred for software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $34.5 million for the three months ended March 31, 2022 (three months ended March 31, 2021: $33.9 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three months ended March 31, 2022 and 2021.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Consolidated Statements of Operations, for the periods indicated:

	Three months ended March 31,
	2022	2021
Operating lease costs	$36,699	$34,935
Variable lease costs	$3,759	$2,920
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2022	As of December 31, 2021	As of March 31, 2021
Weighted average remaining lease term (in years)	8.69	8.73	9.05
Weighted average discount rate	3.72%	3.72%	3.82%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended March 31,
	2022	2021
Operating cash outflows from operating leases	$43,903	$45,909
Leased assets obtained in exchange for new operating lease liabilities	$(892)	$4,074
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of March 31, 2022:

Fiscal year ending March 31,
2023	$165,333
2024	141,401
2025	119,869
2026	88,897
2027	70,360
2028 and thereafter	363,083
Total lease payments	$948,943
Less: Interest	145,127
Total present value of lease liabilities	$803,816
As of March 31, 2022, the Company has additional operating lease obligations that have not yet commenced of approximately $11.8 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of December 31, 2021	301,371	107,741	86,103	—	495,215
Effect of currency translation adjustment	—	(2,688)	(1,019)	—	(3,707)
Impairment	—	—	—	—	—
Balance as of March 31, 2022	$301,371	$105,053	$85,084	$—	$491,508
There were no goodwill impairments recorded during the three months ended March 31, 2022 and 2021.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

		As of March 31, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,103)	$433
Customer relationships	2-6	8,552	(2,893)	5,659
Lease-related intangible assets	1-15	9,112	(8,892)	220
Other	5-10	475	(427)	48
Total		$20,675	$(14,315)	$6,360
Indefinite-lived intangible assets				4,220
Intangible assets, net				$10,580

		As of December 31, 2021
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,003)	$533
Customer relationships	2-6	8,567	(2,552)	6,015
Lease-related intangible assets	1-15	8,852	(8,602)	250
Other	5-10	475	(415)	60
Total		$20,430	$(13,572)	$6,858
Indefinite-lived intangible assets				4,152
Intangible assets, net				$11,010

Amortization expense, which is included in selling, general and administrative expenses, was $0.5 million for the three months ended March 31, 2022 and 2021.
The following is the estimated amortization expense for the Company's intangible assets as of March 31, 2022:

Fiscal year ending March 31,
2023	$1,994
2024	1,519
2025	1,479
2026	1,359
2027	9
2028 and thereafter	—
Total Amortization expense of intangible assets	$6,360

NOTE 8. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

	As of March 31, 2022	As of December 31, 2021	As of March 31, 2021
1.50% Convertible Senior Notes due 2024	$80,919	$80,919	$500,000
3.25% Senior Notes due 2026	600,000	600,000	600,000
Total principal payments due	680,919	680,919	1,100,000

Unamortized debt discount on Convertible Senior Notes(1)	—	(9,207)	(73,821)
Unamortized debt discount on Senior Notes	(1,067)	(1,131)	(1,321)
Unamortized debt issuance costs - Convertible Senior Notes	(677)	(779)	(8,124)
Unamortized debt issuance costs - Senior Notes	(2,266)	(2,401)	(2,805)
Unamortized debt issuance costs - Credit facility	(4,623)	(4,870)	(3,978)
Total amount outstanding	672,286	662,531	1,009,951
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—	—

Non-current portion of long-term debt	$672,286	$662,531	$1,009,951
(1)The Company adopted ASU 2020-06, effective January 1, 2022 using the modified retrospective transition approach. As a result of this adoption, the Company derecognized the remaining unamortized debt discount on Convertible Senior Notes and recorded a cumulative effect adjustment to retained earnings. See Note 2 to the Condensed Consolidated Financial Statements for more details.
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of March 31, 2022, December 31, 2021 and March 31, 2021 there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2022, there were $4.5 million of letters of credit outstanding (December 31, 2021 and March 31, 2021 had $4.3 million of letters of credit outstanding).
The obligations of the Company under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of Under Armour, Inc., subject to customary exceptions (the "subsidiary guarantors") and primarily secured by a first-priority security interest in substantially all of the assets of Under Armour, Inc. and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of Under Armour, Inc. holding certain real property and other customary exceptions. The amended credit agreement provides for the permanent fall away of guarantees and collateral upon the Company's achievement of investment grade rating from two rating agencies.
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

The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of March 31, 2022, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japaneses Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2022, the commitment fee was 15 basis points.
1.50% Convertible Senior Notes
In May 2020, the Company issued $500.0 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes"). The Convertible Senior Notes bear interest at the rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) were $488.8 million, after deducting the initial purchasers' discount and estimated offering expenses paid by the Company, of which the Company used $47.9 million to pay the cost of the capped call transactions described below. The Company utilized $439.9 million to repay indebtedness that was outstanding under its revolving credit facility at the time, and to pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of the Company's subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.
In May 2021 and August 2021, the Company entered into exchange agreements with certain holders of the Convertible Senior Notes, who agreed to exchange $250.0 million and approximately $169.1 million, respectively, in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchanges"). In connection with the Exchanges, the Company paid approximately $300.0 million and $207.0 million cash, respectively, and issued approximately 11.1 million and 7.7 million shares of the Company's Class C Common Stock, respectively, to the exchanging holders. Additionally, the Company recognized losses on debt extinguishment of $34.7 million during the second quarter of Fiscal 2021 and $23.8 million during the third quarter of Fiscal 2021, which were recorded within Other Income (Expense), net on the Company's Condensed Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
The Convertible Senior Notes are convertible into cash, shares of the Company's Class C Common Stock or a combination of cash and shares of Class C Common Stock, at the Company's election, as described further below. The initial conversion rate is 101.8589 shares of the Company's Class C Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C Common Stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders may (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more of the following conditions:

•during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company's Class C Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class C Common Stock and the conversion rate on each such trading day;
•upon the occurrence of specified corporate events or distributions on the Company's Class C Common Stock; or
•if the Company calls any Convertible Senior Notes for redemption prior to the close of business on the business day immediately preceding January 1, 2024.
On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
On or after December 6, 2022, the Company may redeem for cash all or any part of the Convertible Senior Notes, at its option, if the last reported sale price of the Company's Class C Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Concurrently with the offering of the Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. (the "option counterparties"). The capped call transactions are expected generally to reduce potential dilution to the Company's Class C Common Stock upon any conversion of Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $13.4750 per share of the Company's Class C Common Stock, representing a premium of 75% above the last reported sale price of the Company's Class C Common Stock on May 21, 2020, and is subject to certain adjustments under the terms of the capped call transactions.
In May 2021 and August 2021, concurrently with the Exchanges, the Company entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid the Company a cash settlement amount in respect of the portion of capped call transactions being terminated. The Company received approximately $53.0 million and $38.6 million, respectively, in connection with such termination agreements related to the Exchanges.
The Convertible Senior Notes contain a cash conversion feature. Prior to the adoption of ASU 2020-06, the Company had separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which was recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result, the Convertible Senior Notes are no longer accounted for as separate liability and equity components, but rather a single liability. See Note 2 to the Condensed Consolidated Financial Statements for more details.

3.250% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the "Senior Notes"). Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Senior Notes at any time, or from time to time, at redemption prices described in the indenture governing the Senior Notes. The indenture governing the Senior Notes contains negative covenants that limit the Company's ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes.
Interest Expense
Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Interest expense, net, was $6.2 million and $14.1 million for three months ended March 31, 2022 and 2021, respectively.
The following are the scheduled maturities of long term debt as of March 31, 2022:

Fiscal year ending March 31,
2023	$—
2024	—
2025	80,919
2026	—
2027	600,000
2028 and thereafter
Total scheduled maturities of long term debt	$680,919

Current maturities of long term debt	$—
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
In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the "District Court") were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the "Consolidated Securities Action"). On August 4, 2017, the lead plaintiff in the Consolidated Securities Action, Aberdeen City Council as Administrating Authority for the North East Scotland Pension Fund ("Aberdeen"), joined by named plaintiff Bucks County Employees Retirement Fund ("Bucks County"), filed a consolidated amended complaint (the "Amended Complaint") against the Company, the Company's then-Chief Executive Officer, Kevin Plank, and former Chief Financial Officers Lawrence Molloy and Brad Dickerson. The Amended Complaint alleged violations of Section 10(b) (and Rule 10b-5) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 20(a) control person liability under the Exchange Act against the officers named in the Amended Complaint, claiming that the defendants made material misstatements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products. The class period identified in the Amended Complaint was September 16, 2015 through January 30, 2017. The Amended Complaint also asserted claims under Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the Company's public offering of senior unsecured notes in June 2016. The Securities Act claims were asserted against the Company, Mr. Plank, Mr. Molloy, the Company's directors who signed the registration statement pursuant to which the offering was made and the underwriters that participated in the offering. The Amended Complaint alleged that the offering materials utilized in connection with the offering contained false and/or misleading statements and omissions regarding, among other things, the Company's growth and consumer demand for certain of the Company's products.
On November 9, 2017, the Company and the other defendants filed motions to dismiss the Amended Complaint. On September 19, 2018, the District Court dismissed the Securities Act claims with prejudice and the Exchange Act claims without prejudice. Lead plaintiff Aberdeen, joined by named plaintiff Monroe County Employees' Retirement Fund ("Monroe"), filed a Second Amended Complaint on November 16, 2018, asserting claims under the Exchange Act and naming the Company and Mr. Plank as the remaining defendants. The remaining defendants filed a motion to dismiss the Second Amended Complaint on January 17, 2019. On August 19, 2019, the District Court dismissed the Second Amended Complaint with prejudice.
In September 2019, plaintiffs Aberdeen and Bucks County filed an appeal in the United States Court of Appeals for the Fourth Circuit challenging the decisions by the District Court on September 19, 2018 and August 19, 2019 (the "Appeal"). The Appeal was fully briefed as of January 16, 2020.
On November 6 and December 17, 2019, two purported shareholders of the Company filed putative securities class actions in the District Court against the Company and certain of its current and former executives (captioned Patel v. Under Armour, Inc., No. 1:19-cv-03209-RDB ("Patel"), and Waronker v. Under Armour, Inc., No. 1:19-cv-03581-RDB ("Waronker"), respectively). The complaints in Patel and Waronker alleged violations of Section 10(b) (and Rule 10b-5) of the Exchange Act, against all defendants, and Section 20(a) control person liability under the Exchange Act against the current and former officers named in the complaints. The complaints claimed that the defendants' disclosures and statements supposedly misrepresented or omitted that the Company was purportedly shifting sales between quarterly periods allegedly to appear healthier and that the Company was under investigation by and cooperating with the United States Department of Justice ("DOJ") and the United States Securities and Exchange Commission ("SEC") since July 2017.
On November 18, 2019, Aberdeen, the lead plaintiff in the Consolidated Securities Action, filed in the District Court a motion for an indicative ruling under Federal Rule of Civil Procedure 62.1 (the "Rule 62.1 Motion") seeking relief from the final judgment pursuant to Federal Rule of Civil Procedure 60(b). The Rule 62.1 Motion alleged that purported newly discovered evidence entitled Aberdeen to relief from the District Court's final judgment. Aberdeen also filed motions seeking (i) to consolidate the Patel and Waronker cases with the Consolidated Securities Action, and (ii) to be appointed lead plaintiff over the consolidated cases.
On January 22, 2020, the District Court granted Aberdeen's Rule 62.1 motion and indicated that it would grant a motion for relief from the final judgment and provide Aberdeen with the opportunity to file a third amended complaint if the Fourth Circuit remanded for that purpose. The District Court further stated that it would, upon remand, consolidate the Patel and Waronker cases with the Consolidated Securities Action and appoint Aberdeen as the lead plaintiff over the consolidated cases.
On August 13, 2020, the Fourth Circuit remanded the Appeal to the District Court for the limited purpose of allowing the District Court to rule on Aberdeen's motion seeking relief from the final judgment pursuant to Federal Rule of Civil Procedure 60(b). On September 14, 2020, the District Court issued an order granting that relief. The District Court's order also consolidated the Patel and Waronker cases into the Consolidated Securities Action and appointed Aberdeen as lead plaintiff over the Consolidated Securities Action.
On October 14, 2020, Aberdeen, along with named plaintiffs Monroe and KBC Asset Management NV, filed a third amended complaint (the "TAC") in the Consolidated Securities Action, asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company and Mr. Plank and under Section 20A of the Exchange Act against Mr. Plank. The TAC alleges that the defendants supposedly concealed purportedly declining consumer demand for certain of the Company's products between the third quarter of 2015 and the fourth quarter of 2016 by making allegedly false and misleading statements regarding the Company's performance and future prospects and by engaging in undisclosed and allegedly improper sales and accounting practices, including shifting sales between quarterly periods allegedly to appear healthier. The TAC also alleges that the defendants purportedly failed to disclose that the Company was under investigation by and cooperating with DOJ and the SEC since July 2017. The class period identified in the TAC is September 16, 2015 through November 1, 2019.
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
State Court Derivative Complaints
In June and July 2018, two purported stockholder derivative complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The consolidated complaint in the Kenney matter names Mr. Plank, certain other current and former members of the Company's Board of Directors, certain former Company executives, and Sagamore Development Company, LLC ("Sagamore") as defendants, and names the Company as a nominal defendant. The consolidated complaint asserts breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants and asserts a claim against Sagamore for aiding and abetting certain of the alleged breaches of fiduciary duty. The consolidated complaint seeks damages on behalf of the Company and certain corporate governance related actions.
The consolidated complaint includes allegations similar to those in the Amended Complaint in the Consolidated Securities Action matter discussed above, challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products, as well as stock sales by certain individual defendants. The consolidated complaint also makes allegations related to the Company's purchase of certain parcels of land from entities controlled by Mr. Plank (through Sagamore). Sagamore purchased the parcels in 2014. Its total investment in the parcels was approximately $72.0 million, which included the initial $35.0 million purchase price for the property, an additional $30.6 million to terminate a lease encumbering the property and approximately $6.4 million of development costs. As previously disclosed, in June 2016, the Company purchased the unencumbered parcels for $70.3 million in order to further expand the Company's corporate headquarters to accommodate its growth needs. The Company negotiated a purchase price for the parcels that it determined represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels. In connection with its evaluation of the potential purchase, the Company engaged an independent third-party to appraise the fair market value of the parcels, and the Audit Committee of the Company's Board of Directors engaged its own independent appraisal firm to assess the parcels. The Audit Committee determined that the terms of the purchase were reasonable and fair, and the transaction was approved by the Audit Committee in accordance with the Company's policy on transactions with related persons.
On March 29, 2019, the court in the consolidated Kenney action granted the Company's and the defendants' motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims relating to the Company's purchase of parcels in Port Covington (which derivative action has since been dismissed in its entirety).
Prior to the filing of the derivative complaints in Kenney v. Plank, et al. and Luger v. Plank, et al., both of the purported stockholders had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed both of these purported stockholders of that determination.
In 2020, two additional purported shareholder derivative complaints were filed in Maryland state court, in cases captioned Cordell v. Plank, et al. (filed August 11, 2020) and Salo v. Plank, et al. (filed October 21, 2020), respectively.
The complaints in the Cordell and Salo cases name Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant. The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ; (v) the compensation paid to the Company's directors and executives while the alleged wrongdoing was occurring; and/or (vi) stock sales by certain individual defendants. The complaints assert breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants. These complaints seek damages on behalf of the Company and certain corporate governance related actions.

Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company's Board of Directors pursue the claims asserted in the complaints.
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
Federal Court Derivative Complaints
In July 2018, a stockholder derivative complaint was filed in the United States District Court for the District of Maryland, in a case captioned Andersen v. Plank, et al. The complaint in the Andersen matter names Mr. Plank, certain other current and former members of the Company's Board of Directors and certain former Company executives as defendants, and names the Company as a nominal defendant. The complaint asserts breach of fiduciary duty and unjust enrichment claims against the individual defendants, and seeks damages on behalf of the Company and certain corporate governance related actions. The complaint includes allegations similar to those in the Amended Complaint in the Consolidated Securities Action matter discussed above, challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products and stock sales by certain individual defendants.
The Andersen action was stayed from December 2018 to August 2019 and again from September 2019 to September 2020 (the "2019 Stay Order"). Pursuant to a series of court ordered stipulations, the terms of the 2019 Stay Order remained in effect through and including January 19, 2021. The stay expired on January 19, 2021.
Prior to the filing of the complaint in the Andersen action, the plaintiff had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the complaint. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed the plaintiff of that determination. During the pendency of the Andersen action, the plaintiff sent the Company's Board of Directors a second letter demanding that the Company pursue claims similar to the claims asserted in the TAC in the Consolidated Securities Action. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and informed the plaintiff of that determination.
In September 2020, two additional derivative complaints were filed in the United States District Court for the District of Maryland (in cases captioned Olin v. Plank, et al. (filed September 1, 2020), and Smith v. Plank, et al. (filed September 8, 2020), respectively). Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company's Board of Directors pursue the claims asserted in the complaints. On November 20, 2020, another derivative complaint was filed in the United States District Court for the District of Maryland, in a case captioned Viskovich v. Plank, et al. Prior to filing his derivative complaint, the plaintiff in the Viskovich matter made a demand that the Company's Board of Directors pursue the claims asserted in the complaint but filed suit before the Board had responded to the demand. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims asserted in the demand by the plaintiff in the Viskovich action should not be pursued by the Company and informed the plaintiff of that determination.
The complaints in the Olin, Smith, and Viskovich cases name Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant. The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ; and/or (v) the compensation paid to the Company's directors and executives while the alleged wrongdoing was occurring. The complaints assert breach of fiduciary duty, unjust enrichment, gross mismanagement, and/or corporate waste claims against the individual defendants. The Viskovich complaint also asserts a contribution claim against certain defendants under the federal securities laws. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
On January 27, 2021, the court entered an order consolidating for all purposes the Andersen, Olin, Smith and Viskovich actions into a single action under the caption Andersen v. Plank, et al. (the "Federal Court Derivative

Action"). In February 2021, counsel for the Smith and Olin plaintiffs, on the one hand, and counsel for the Andersen and Viskovich plaintiffs, on the other hand, filed motions seeking to be appointed as lead counsel in the Federal Court Derivative Action. These motions are currently pending.
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
NOTE 10. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of March 31, 2022. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of of 400.0 million shares and have a par value of $0.0003 1/3 per share as of March 31, 2022. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
Share Repurchase Program
On February 23, 2022, the Company's Board of Directors authorized the Company to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of the Company's Class C Common Stock over the next two years. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.
On February 24, 2022, the Company entered into master confirmations, including supplemental confirmations (collectively, the "ASR Agreements"), of accelerated share repurchase transactions with each of JPMorgan Chase Bank, National Association, Bank of America, N.A. and Citibank, N.A. (collectively the "Dealers") to repurchase $300 million of the Company's Class C Common Stock.
Under the ASR agreements, the Company pre-paid $300.0 million to the Dealers and received an aggregate initial delivery of approximately 16.2 million shares of Class C Common Stock from the Dealers, which were immediately retired. As a result, $240.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
The final number of shares that the Company ultimately repurchased under the ASR Agreements was determined based on the average of the Rule 10b-18 volume-weighted average prices of the Company’s Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the ASR Agreements. Subsequent to the quarter end, the final settlement under the ASR

Agreements occurred in May 2022, and the Company received and immediately retired an additional 4.1 million shares of its Class C Common Stock.

NOTE 11. REVENUES
For a discussion of disaggregated revenue, refer to Note 19.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns and discounts. These reserves are included within customer refund liability and the value of the inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The following table presents the customer refund liability, as well as the associated value of inventory for the periods indicated:

	Balance as of March 31, 2022	Balance as of December 31, 2021	Balance as of March 31, 2021
Customer refund liability	$159,628	$164,294	$191,979
Inventory associated with the reserves	$44,291	$47,569	$54,540
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2022, December 31, 2021 and March 31, 2021, contract liabilities were $35.3 million, $39.1 million and $25.5 million, respectively.
During the three months ended March 31, 2022, the Company recognized approximately $5.0 million of revenue that was previously included in contract liabilities as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $6.0 million of revenue that was previously included in contract liabilities as of December 31, 2020. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.

NOTE 12. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs (the "2020 restructuring plan") designed to rebalance the Company's cost base to further improve profitability and cash flow generation.
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
During the three months ended March 31, 2022, the Company recorded $56.7 million of restructuring and related impairment charges (three months ended March 31, 2021: $7.1 million), including $57.5 million relating to contract exit costs, as a result of settlement negotiations made subsequent to the quarter end. Since the inception of the 2020 restructuring plan, $570.5 million of restructuring and related impairment charges have been recorded to date. The Company does not expect to incur any further charges under the 2020 restructuring plan, and considers the plan concluded.
All restructuring and related impairment charges are included in the Company's Corporate Other segment. A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at January 1, 2022	$3,548	$31,405	$(1,354)
Net additions (recoveries) charged to expense	(10)	58,555	(1,871)
Cash payments charged against reserve	(955)	(9,280)	—
Foreign exchange and other	89	(2,443)	3,225
Balance at March 31, 2022	$2,672	$78,237	$—

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense of $6.1 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Compensation Committee, to make an annual base salary and/or bonus deferral for each year. As of March 31, 2022, December 31, 2021 and March 31, 2021, the Deferred Compensation Plan obligations were $14.2 million, $14.5 million and $14.6 million, respectively, and were included in other long term liabilities on the Condensed Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of March 31, 2022, December 31, 2021 and March 31, 2021, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $8.4 million, $9.0 million and $8.0 million, respectively. These assets are consolidated and are included in other long term assets on the Condensed Consolidated Balance Sheets. Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2025. As of March 31, 2022, 8.3 million Class A shares and 25.7 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three months ended March 31, 2022 and 2021 was $11.8 million and $10.4 million, respectively. As of March 31, 2022, the Company had $108.4 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.63 years. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
Non-Employee Director Compensation Plan
The Company's Non-Employee Director Compensation Plan (the "Director Compensation Plan") provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the "DSU Plan"). Each new non-

employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders' meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $150 thousand on the grant date. Each award vests 100% on the date of the next annual stockholders' meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.7 million deferred stock units outstanding as of March 31, 2022.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of March 31, 2022, 2.7 million Class A shares and 1.7 million Class C shares are available for future purchases under the ESPP. During the three months ended March 31, 2022 and 2021, 69.8 thousand and 59.0 thousand Class C shares were purchased under the ESPP, respectively.
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
Total stock-based compensation expense related to these awards for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.9 million, respectively. As of March 31, 2022, we had $7.7 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 2.51 years.
Summary by Award Classification:
Stock Options
No stock options were granted during the three months ended March 31, 2022 and 2021. A summary of the Company's stock options activity for the three months ended March 31, 2022 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at December 31,2021	1,578	$19.44	6.07	$2,403
Granted, at fair market value	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	1,578	$19.44	5.82	$217
Options exercisable at March 31, 2022	1,369	$19.92	5.56	$152

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the three months ended March 31, 2022 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	7,033	$16.40
Granted	3,302	14.47
Forfeited	(346)	16.99
Vested	(2,182)	17.05
Outstanding at March 31, 2022	7,807	$16.57

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
The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	March 31, 2022			December 31, 2021			March 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$988	$—	$—	$631	$—	$—	$(13,173)	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$8,379	$—	$—	$9,008	$—	$—	$8,001	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(14,230)	$—	$—	$(14,489)	$—	$—	$(14,641)	$—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent unrealized gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts' settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The fair value of the trust owned life insurance ("TOLI") policies held by the Rabbi Trust are based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants' selected investments.
The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
As of March 31, 2022, December 31, 2021 and March 31, 2021 the fair value of the Convertible Senior Notes was $126.6 million, $149.6 million and $982.9 million, respectively. The Company entered into exchange agreements with certain holders during Fiscal 2021 to exchange approximately $419.0 million in aggregate principal amount of the Convertible Senior Notes for a combination of cash and shares (see Note 8 to the Condensed Consolidated Financial Statements).
As of March 31, 2022, December 31, 2021 and March 31, 2021 the fair value of the Senior Notes was $580.0 million, $619.9 million and $602.2 million, respectively.

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2022, the Company has hedge instruments primarily for:
•British Pound/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•Euro/U.S. Dollar;
•U.S. Dollar/Canadian Dollar;
•U.S. Dollar/Mexican Peso; and
•U.S. Dollar/Korean Won.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following table presents the fair values of derivative instruments within the Condensed Consolidated Balance Sheets. Refer to Note 15 of the Condensed Consolidated Financial Statements for a discussion of the fair value measurements.

	Balance Sheet Classification	March 31, 2022	December 31, 2021	March 31, 2021
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$11,561	$7,488	$1,759
Foreign currency contracts	Other long term assets	2,730	2,887	727
Total derivative assets designated as hedging instruments		$14,291	$10,375	$2,486

Foreign currency contracts	Other current liabilities	$11,209	$8,663	$13,021
Foreign currency contracts	Other long term liabilities	3,645	779	3,331
Total derivative liabilities designated as hedging instruments		$14,854	$9,442	$16,352

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$4,412	$1,999	$5,114
Total derivative assets not designated as hedging instruments		$4,412	$1,999	$5,114

Foreign currency contracts	Other current liabilities	$1,213	$4,648	$1,087
Total derivative liabilities not designated as hedging instruments		$1,213	$4,648	$1,087

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three months ended March 31,
	2022		2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,300,945	$2,049	$1,257,195	$(3,147)
Cost of goods sold	$695,781	$(2,903)	$628,554	$(2,218)
Interest income (expense), net	$(6,154)	$(9)	$(14,137)	$(9)
Other income (expense), net	$(51)	$—	$(7,180)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of December 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$(1,617)	$804	$(854)	$41
Interest rate swaps	(504)	—	(9)	(495)
Total designated as cash flow hedges	$(2,121)	$804	$(863)	$(454)

	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$4,656	$(5,365)	$(15,886)
Interest rate swaps	(541)	—	(9)	(531)
Total designated as cash flow hedges	$(26,449)	$4,656	$(5,374)	$(16,417)

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended March 31,
	2022		2021
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(51)	$4,481	$(7,180)	$(2,737)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2022, December 31, 2021 and March 31, 2021 the aggregate notional value of the Company's outstanding cash flow hedges was $1,096.5 million, $556.5 million and $688.9 million, respectively, with contract maturities ranging from one to twenty-four months.

The Company may enter into long term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 8 of the Condensed Consolidated Financial Statements for a discussion of long term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Condensed Consolidated Statements of Operations in the same manner as the underlying exposure.
During the three months ended March 31, 2022, the Company voluntarily unwound and de-designated certain derivative instruments previously designated as cash flow hedges. The pre-tax gain of $2.2 million which had been recorded in other comprehensive income prior to the de-designation of the derivative instruments, will remain in other comprehensive income and will be recognized in earnings in the period in which the underlying transactions affect earnings.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2022, December 31, 2021 and March 31, 2021 the total notional value of the Company's outstanding undesignated derivative instruments was $228.4 million, $258.2 million and $317.7 million, respectively.
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
NOTE 17. PROVISION FOR INCOME TAXES
Due to the change in fiscal year end, the Company has computed income taxes for the three months ended March 31, 2022 using actual tax rates for the period. The provision for income taxes for the three months ended March 31, 2021 was computed under the effective tax rate method by applying an estimated annual effective rate applicable for the fiscal year ended December 31, 2021 to the year-to-date earnings. Losses from jurisdictions for which no benefit could be recognized were excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate was computed and applied to ordinary income or loss in the loss jurisdiction. For the period ended March 31, 2021, the United States and certain other foreign jurisdictions, primarily in Latin America, were considered loss jurisdictions. These jurisdictions were treated discretely and were excluded from the annual effective tax rate computation for purposes of computing the interim tax provision and a separate annual effective rate was computed for each of these jurisdictions and applied against their respective year-to-date ordinary income or loss.
The effective rates for income taxes were (15.7)% and 11.5% for the three months ended March 31, 2022 and 2021, respectively. The change in the Company’s effective tax rate was primarily driven by the recording of valuation allowances against current losses incurred in the United States and China for the three months ended March 31, 2022 and the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period.

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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2021, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of March 31, 2022 the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States federal and the majority of the United States state deferred tax assets. Accordingly, the Company continues to maintain valuation allowances on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against select foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecasts for the United States indicate that it is probable that additional deferred taxes could be realizable during the next 12 months based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of all or a portion of previously recorded valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,
	2022	2021(1)
Numerator
Net income (loss) - Basic	$(59,610)	$77,752
Interest on Convertible Senior Notes due 2024, net of tax (2)	—	—
Net Income (loss) - Diluted	$(59,610)	$77,752
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	471,425	456,014
Dilutive effect of Class A, B, and C securities (2)	—	3,212
Dilutive effect of Convertible Senior Notes due 2024 (2)	—	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	471,425	459,226

Basic net income (loss) per share of Class A, B and C common stock	$(0.13)	$0.17
Diluted net income (loss) per share of Class A, B and C common stock	$(0.13)	$0.17
(1) The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition approach. As a result, prior period comparatives have not been restated to conform to current period presentation.
(2) Effects of potentially dilutive securities are presented only in periods in which they are dilutive.
Due to the Company being in a net loss position for the three months ended March 31, 2022, there were no stock options, restricted stock units, or effects from the Convertible Notes due 2024 included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.
Stock options and restricted stock units representing 4.3 million shares of Class A and Class C Common Stock outstanding for the three months ended March 31, 2021 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 19. SEGMENT DATA AND DISAGGREGATED REVENUE
The Company's operating segments are based on how the Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company's strategy of being a global brand. These geographic regions include North America, Europe, the Middle East and Africa ("EMEA"), Asia-Pacific, and Latin America. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
The Company excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, along with the revenue and costs related to the Company's MapMyRun and MapMyRide platforms (collectively "MMR"), which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Furthermore, the majority of the costs included within Corporate Other consist largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing; costs related to the Company's headquarters, such as restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended March 31,
	2022	2021
Net revenues
North America	$841,101	$805,727
EMEA	228,056	193,883
Asia-Pacific	181,908	210,220
Latin America	45,640	48,311
Corporate Other	4,240	(946)
Total net revenues	$1,300,945	$1,257,195

	Three Months Ended March 31,
	2022	2021
Operating income (loss)
North America	$154,084	$210,562
EMEA	30,336	26,686
Asia-Pacific	5,464	46,513
Latin America	6,343	1,457
Corporate Other	(242,183)	(178,328)
Total operating income (loss)	(45,956)	106,890
Interest expense, net	(6,154)	(14,137)
Other income (expense), net	(51)	(7,180)
Income (loss) before income taxes	$(52,161)	$85,573

The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended March 31,
	2022	2021
Apparel	$876,604	$810,041
Footwear	296,696	309,047
Accessories	96,803	117,396
Net Sales	1,270,103	1,236,484
License revenues	26,602	21,657
Corporate Other	4,240	(946)
Total net revenues	$1,300,945	$1,257,195

	Three Months Ended March 31,
	2022	2021
Wholesale	$829,179	$799,587
Direct-to-consumer	440,924	436,897
Net Sales	1,270,103	1,236,484
License revenues	26,602	21,657
Corporate Other	4,240	(946)
Total net revenues	$1,300,945	$1,257,195

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Transition Report on Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2021, filed with the Securities Exchange Commission ("SEC") on February 23, 2022, under the captions "Business" and "Risk Factors.".
This Transition Report on Form 10-Q, including this MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended ("the Securities Act"), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. See "Forward Looking Statements."
All dollar and percentage comparisons made herein refer to the three months ended March 31, 2022 compared with the three months ended March 31, 2021, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-Q, including this MD&A, constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations and the operations of our suppliers and logistics providers, our plans to reduce our operating expenses, anticipated charges and restructuring costs, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2021. These factors include without limitation:
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
•the impact of global events beyond our control, including military conflict;
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

OVERVIEW
We are a leading developer, marketer, and distributor of branded performance apparel, footwear, and accessories. Our brand's moisture-wicking fabrications are engineered in various designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe, and by consumers with active lifestyles.
During the three months ended March 31, 2022, we continued to face ongoing supply challenges, including emergent COVID-19 impacts in China and higher than anticipated freight expenses, which negatively impacted sales and gross margins. Strategically and operationally, we remain focused on driving premium brand-right growth and improved profitability. Over the long term, our growth strategy is predicated on delivering industry-leading product innovation; return-driven investments focused on connecting with our consumers through marketing activations and premium experiences; and the expansion of our direct-to-consumer and international businesses.
Quarterly Results
Financial highlights for the three months ended March 31, 2022 as compared to the three months ended March 31,2021 include:
•Total net revenues increased 3.5%.
•Within our channels, wholesale revenue increased 3.7% and direct-to-consumer revenue increased 0.9%.

•Within our product categories, apparel revenue increased 8.2%, footwear revenue decreased 4.0%, and accessories revenue decreased 17.5%.
•Net revenue increased 4.4% in North America, increased 17.6% in EMEA, decreased 13.5% in Asia-Pacific, and decreased 5.5% in Latin-America.
•Gross margin decreased 350 basis points to 46.5%.
•Selling, general and administrative expenses increased 15.5%.
•Restructuring and impairment charges, net were $56.7 million, up 696.8%.
COVID-19 Update
The COVID-19 pandemic has caused, and we expect will continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors.
For instance, the COVID-19 pandemic has caused global logistical challenges, including shipping container shortages, transportation delays, labor shortages and port congestion. These challenges have disrupted some of our normal inbound and outbound inventory flow, which has required us to incur increased freight costs, and caused us to make strategic decisions working with certain of our vendors and customers to cancel orders affected by capacity issues and supply chain delays. Simultaneously, freight and logistics costs have further increased since Fiscal 2021 throughout global supply chains. Additionally, during Fiscal 2021 the pandemic caused manufacturing challenges, with temporary closures or other restrictions placed on factories, in key sourcing countries in Southeast Asia, including Vietnam, where we source approximately one third of our products, and certain partners continue to operate at reduced capacity. We expect these challenges and related impacts will continue to negatively impact our financial results in Fiscal 2023. We also expect gross margin to continue to be negatively impacted due to increased freight costs and logistics costs in Fiscal 2023.
Moreover, governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. For instance, emergent impacts of the COVID-19 pandemic and related preventative and protective actions in China during the three months ended March 31, 2022 have negatively impacted consumer traffic and demand and may continue to negatively impact our financial results. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis. We believe we may continue to experience varying degrees of volatility, business disruptions and periods of closure of our stores, distribution centers and corporate facilities. Although, as of March 31, 2022, substantially all of our Brand and Factory House stores and the stores of our wholesale customers were open, some of these retail stores are operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
The COVID-19 pandemic and related disruptions across the global supply chain and retail environment, remains a risk that could have material adverse impacts to our future revenue growth as well as to our overall profitability. The extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on future developments that are outside of our control. For a more complete discussion of the COVID-19 related risks facing our business, refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2021.
Effects of Inflation and Other Global Events
Our business could be impacted by continued or increasing inflation in key global markets, including the United States. In March 2022, we announced our decision to no longer ship our products for sale in Russia as a result of the ongoing conflict with Ukraine. We do not believe this will have a material impact on our revenues. However, we continue to monitor the broader impacts of the Russia Ukraine conflict on the global economy, including its affect on inflationary pressures and the price of oil globally. See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially harm our sales, profitability and financial condition" and "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results" and "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control" included in Item 1A of our Annual Report on Form 10-K for Fiscal 2021.

Segment Presentation and Marketing
Corporate Other consists primarily of revenue and costs related to our MapMyRun and MapMyRide platforms (collectively "MMR"), as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation, and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and impairment related charges; and certain foreign currency hedge gains and losses.
Fiscal Year End Change
During the first quarter of Fiscal 2021, our Board of Directors approved a change in our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Because our largest quarters are currently realized in the period from July 1 through December 31, we believe that this change will provide greater alignment with our business cycle and financial reporting. There was no change to Fiscal 2021, which ended on December 31, 2021. As a result of the change in fiscal year end, this document reflects the Company's Transition Report on Form 10-Q for the period from January 1, 2022 through March 31, 2022. Our next fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there will be no Fiscal 2022.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three months ended March 31,
(In thousands)	2022	2021
Net revenues	$1,300,945	$1,257,195
Cost of goods sold	695,781	628,554
Gross profit	605,164	628,641
Selling, general and administrative expenses	594,446	514,638
Restructuring and impairment charges	56,674	7,113
Income (loss) from operations	(45,956)	106,890
Interest income (expense), net	(6,154)	(14,137)
Other income (expense), net	(51)	(7,180)
Income (loss) before income taxes	(52,161)	85,573
Income tax expense (benefit)	8,181	9,881
Income (loss) from equity method investments	732	$2,060
Net income (loss)	$(59,610)	$77,752

	Three months ended March 31,
(As a percentage of net revenues)	2022	2021
Net revenues	100.0%	100.0%
Cost of goods sold	53.5%	50.0%
Gross profit	46.5%	50.0%
Selling, general and administrative expenses	45.7%	40.9%
Restructuring and impairment charges	4.4%	0.6%
Income (loss) from operations	(3.5)%	8.5%
Interest income (expense), net	(0.5)%	(1.1)%
Other income (expense), net	—%	(0.6)%
Income (loss) before income taxes	(4.0)%	6.8%
Income tax expense (benefit)	0.6%	0.8%
Loss from equity method investment	0.1%	0.2%
Net income (loss)	(4.6)%	6.2%

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

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change(1)
Apparel	$876,604	$810,041	$66,563	8.2%
Footwear	296,696	309,047	(12,351)	(4.0)%
Accessories	96,803	117,396	(20,593)	(17.5)%
Net Sales	1,270,103	1,236,484	33,619	2.7%
License revenues	26,602	21,657	4,945	22.8%
Corporate Other (2)	4,240	(946)	5,186	N/M
Total net revenues	$1,300,945	$1,257,195	$43,750	3.5%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR.
Net sales
Net sales increased by $33.6 million, or 2.7%, to $1,270.1 million during the three months ended March 31, 2022, from $1,236.5 million during the three months ended March 31, 2021. Apparel increased primarily due to higher average selling prices and higher units sales. Footwear decreased primarily due to lower units sales, partially offset by higher average selling prices. Accessories decreased primarily due to lower units sales and lower average selling prices.
License revenues
License revenues increased by $4.9 million, or 22.8%, to $26.6 million during the three months ended March 31, 2022, from $21.7 million during the three months ended March 31, 2021, driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in the North America and Asia-Pacific regions.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $17.3 million and $23.3 million for the three months ended March 31, 2022 and 2021, respectively.
Gross profit decreased by $23.5 million to $605.2 million during the three months ended March 31, 2022, as compared to $628.6 million during the three months ended March 31, 2021. Gross profit as a percentage of net revenues, or gross margin, decreased 350 basis points to 46.5% from 50.0%.
This decrease in gross margin was primarily driven by the following negative impacts:
•approximately 330 basis points from COVID-19 related supply chain impacts primarily driven by higher freight and logistics costs;
•approximately 80 basis points related to unfavorable channel mix;
•approximately 30 basis points from unfavorable regional mix; and

•approximately 20 basis points from changes in foreign currency.
These negative impacts were partially offset by the following benefits:
•approximately 120 basis points of pricing improvements driven by favorable pricing of sales to the off-price channel and lower promotional activity within our direct-to-consumer channel.
We expect supply chain impacts to continue negatively impacting our gross margin for the next few quarters.
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

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change
Selling, General and Administrative Expenses	$594,446	$514,638	$79,808	15.5%
Selling, general and administrative expenses increased by $79.8 million, or 15.5%. Within selling, general and administrative expense:
•Marketing costs increased $34.5 million or 24.9%, primarily due to increased marketing activity during the period. As a percentage of net revenues, marketing costs increased to 13.3% from 11.0%.
•Other costs increased $45.3 million or 12.1%, primarily driven by higher compensation expense and a general increase in business activities during the period. As a percentage of net revenues, other costs increased to 32.4% from 29.9%.
As a percentage of net revenues, selling, general and administrative expenses increased to 45.7% during the three months ended March 31, 2022 as compared to 40.9% during the three months ended March 31, 2021.
Restructuring and Impairment Charges

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change
Restructuring and Impairment Charges	$56,674	$7,113	$49,561	696.8%
Restructuring and impairment charges within our operating expenses were $56.7 million and $7.1 million during the three months ended March 31, 2022 and 2021, respectively. See Note 12 to our Condensed Consolidated Financial Statements.
Interest Expense, Net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change
Interest expense, net	$6,154	$14,137	$(7,983)	(56.5)%
Interest expense, net decreased by $8.0 million to $6.2 million. The decrease was primarily due to a reduction in interest expense on our Convertible Senior Notes as a result of our repurchase of approximately $419.1 million in aggregate principal amount during Fiscal 2021. See Note 8 to our Condensed Consolidated Financial Statements.

Other Income (Expense)
Other income (expense), net primarily consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes rent expense relating to lease assets held solely for sublet purposes, primarily the lease related to our New York City, 5th Avenue location.

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(51)	$(7,180)	$7,129	(99.3)%
Other expense, net decreased by $7.1 million to $0.1 million. This was primarily due to a gain of $7.2 million associated with changes in foreign exchange rates.
Income Tax Expense

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change
Income tax expense	$8,181	$9,881	$(1,700)	(17.2)%
Income tax expense decreased $1.7 million to $8.2 million during the three months ended March 31, 2022 from income tax expense of $9.9 million during the three months March 31, 2021. For the three months ended March 31, 2022, our effective tax rate was (15.7)% compared to 11.5% for the same period in 2021. The change in our effective tax rate was primarily driven by the recording of valuation allowances against current losses incurred in the United States and China during the three months ended March 31, 2022 and the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions in each period.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America.
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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net revenues by segment and Corporate Other:

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change(1)
North America	$841,101	$805,727	$35,374	4.4%
EMEA	228,056	193,883	34,173	17.6%
Asia-Pacific	181,908	210,220	(28,312)	(13.5)%
Latin America	45,640	48,311	(2,671)	(5.5)%
Corporate Other (2)	4,240	(946)	5,186	N/M
Total net revenues	$1,300,945	$1,257,195	$43,750	3.5%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR.

The increase in total net revenues for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was driven by the following:
•Net revenues in our North America region increased by $35.4 million, or 4.4%, to $841.1 million from $805.7 million. This increase was primarily driven by growth within our wholesale channel. Growth within the direct to consumer channel was up modestly, due to an increase in e-commerce, partially offset by a decrease in retail store sales.
•Net revenues in our EMEA region increased by $34.2 million, or 17.6%, to $228.1 million from $193.9 million. This increase was driven by growth within all our channels. Growth within the direct to consumer channel was due to an increase in retail store sales, partially offset by a decrease in e-commerce.
•Net revenues in our Asia-Pacific region decreased by $28.3 million, or 13.5%, to $181.9 million from $210.2 million. The decrease was primarily driven by a decline in our wholesale channel largely resulting from supply chain constraints, COVID-19 related restrictions and limitations particularly in China, as well as an increase in wholesale return reserves. Sales from direct to consumer channels were marginally down primarily due to a decrease in retail store sales, partially offset by an increase in e-commerce.
•Net revenues in our Latin America region decreased by $2.7 million, or 5.5%, to $45.6 million from $48.3 million. The decrease was primarily driven by our direct-to-consumer channel as we have moved to a distributor operating model for certain countries within this region.
Operating income (loss) by segment and Corporate Other:

	Three months ended March 31,
(In thousands)	2022	2021	$ Change	% Change
North America	$154,084	$210,562	$(56,478)	(26.8)%
EMEA	30,336	26,686	3,650	13.7%
Asia-Pacific	5,464	46,513	(41,049)	(88.3)%
Latin America	6,343	1,457	4,886	335.3%
Corporate Other (1)	(242,183)	(178,328)	(63,855)	(35.8)%
Total operating income (loss)	$(45,956)	$106,890	$(152,846)	(143.0)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total operating income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was driven by the following:
•Operating income in our North America region decreased by $56.5 million, to $154.1 million from $210.6 million. This was primarily due to a decline in gross margin driven by an increase in freight costs, partially offset by increased revenues discussed above. Additionally operating income was down as a result of an increase in compensation and non-salaried wages and marketing-related expenses.
•Operating income in our EMEA region increased by $3.7 million to $30.3 million from $26.7 million. This was primarily due to an increase in net revenues discussed above, partially offset by a decline in gross margin driven by an increase in freight costs. Additionally operating income was negatively impacted by an increase in marketing-related expenses.
•Operating income in our Asia-Pacific region decreased by $41.0 million to $5.5 million from $46.5 million. This was primarily due to a decline in net revenues discussed above as well as a decline in gross margin driven by an increase in freight costs due to supply chain issues. Additionally operating income was down as a result of an increase in marketing-related expenses.
•Operating income in our Latin America region increased by $4.9 million to $6.3 million from $1.5 million. This was primarily due to a reduction in operational costs associated with our shift to a distributor model in certain countries within this region and lower promotional activities in Mexico direct to consumer channel.
•Operating loss in our Corporate Other non-operating segment increased $63.9 million. This was primarily due to an increase in restructuring and impairment charges and an increase in selling, general and administrative expenses.

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
As of March 31, 2022, we had $1.0 billion of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the next two years and, subsequently, we entered into agreements related to accelerated share repurchase transactions to repurchase $300 million of our Class C Common Stock.
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
Refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2021.
Share Repurchase Program
On February 23, 2022, our Board of Directors authorized us to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of our Class C Common Stock over the next two years. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
On February 24, 2022, we entered into master confirmations, including supplemental confirmations (collectively, the "ASR Agreements"), of accelerated share repurchase transactions with each of JPMorgan Chase Bank, National Association, Bank of America, N.A. and Citibank, N.A. (collectively the "Dealers") to repurchase $300 million of our Class C Common Stock.
Under the ASR agreements, we pre-paid $300.0 million to the Dealers and received an aggregate initial delivery of approximately 16.2 million shares of Class C Common Stock from the Dealers, which were immediately retired. As a result, $240.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
The final number of shares that we ultimately repurchased under the ASR Agreements was determined based on the average of the Rule 10b-18 volume-weighted average prices of our Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the ASR Agreements. Subsequent to the quarter end, the final settlement under the ASR Agreements occurred in May 2022, and we received and immediately retired an additional 4.1 million shares of our Class C Common Stock.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three months ended March 31,
(In thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(321,443)	$(150,588)	$(170,855)
Investing activities	(39,923)	(7,904)	(32,019)
Financing activities	(310,512)	(3,443)	(307,069)
Effect of exchange rate changes on cash and cash equivalents	11,134	(6,900)	18,034
Net increase (decrease) in cash and cash equivalents	$(660,744)	$(168,835)	$(491,909)
Operating Activities
Cash flows used in operating activities increased by $170.9 million, as compared to the three months ended March 31, 2021, primarily driven by a decrease in net income, before the impact of non-cash items, of $169.5 million and a decrease from changes in working capital of $1.4 million.
The changes in working capital were primarily due to decreases of:
•$55.7 million resulting from changes in inventories; and
•$26.6 million from changes in prepaid expenses and other current assets.
These decreases were partially offset by increases in working capital of:
•$38.5 million resulting from changes in accounts receivable; and
•$25.1 million resulting from changes in accounts payable.

Investing Activities
Cash flows used in investing activities increased by $32.0 million, as compared to the three months ended March 31, 2021, primarily due to an increase in capital expenditures.
Total capital expenditures during the three months ended March 31, 2022 were $39.9 million, or approximately 3% of net revenues, representing a $31.5 million increase from $8.5 million during the three months ended March 31, 2021. During Fiscal 2021, we reduced capital expenditures in response to ongoing uncertainty related to COVID-19 and to preserve working capital. Moving forward, we anticipate capital expenditures to normalize back towards our long-term operating principle of between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, informational technology systems, distribution centers and our global offices. With regard to our new corporate headquarters, in April 2021, we unveiled plans to construct a new global headquarters in the Port Covington area of Baltimore, Maryland. We are designing our new headquarters in line with our long-term sustainability strategy, which includes a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the short term to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities increased by $307.1 million, as compared to the three months ended March 31, 2021. The cash outflow of $310.5 million during the three months ended March 31, 2022 was primarily related to $300.0 million paid to repurchase Class C common shares through accelerate share repurchase program. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively, (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of March 31, 2022, December 31, 2021 and March 31 2021 there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2022, there was $4.5 million of letters of credit outstanding (December 31, 2021 and March 31, 2021 had $4.3 million of letters of credit outstanding).
Our obligations under the amended credit agreement are guaranteed by certain domestic significant subsidiaries of Under Armour, Inc., subject to customary exceptions (the "subsidiary guarantors") and primarily secured by a first-priority security interest in substantially all of the assets of Under Armour, Inc. and the subsidiary guarantors, excluding real property, capital stock in and debt of subsidiaries of Under Armour, Inc. holding certain real property and other customary exceptions. The amended credit agreement provides for the permanent fall away of guarantees and collateral upon our achievement of investment grade rating from two rating agencies.
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of March 31, 2022, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit.
As of March 31, 2022, the commitment fee was 15 basis points.

1.50% Convertible Senior Notes
In May 2020, we issued $500.0 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes"). The Convertible Senior Notes bear interest at the rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
The net proceeds from the offering (including the net proceeds from the exercise of the over-allotment option) were $488.8 million, after deducting the initial purchasers' discount and estimated offering expenses that we paid, of which we used $47.9 million to pay the cost of the capped call transactions described below. We utilized $439.9 million to repay indebtedness that was outstanding under our revolving credit facility at the time, and to pay related fees and expenses.
The Convertible Senior Notes are not secured and are not guaranteed by any of our subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
In May 2021 and August 2021, we entered into exchange agreements with certain holders of the Convertible Senior Notes, who agreed to exchange $250.0 million and approximately $169.1 million, respectively, in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchanges"). In connection with the Exchanges, we paid approximately $300.0 million and $207.0 million cash, respectively, and issued approximately 11.1 million and 7.7 million shares of the Company's Class C Common Stock, respectively, to the exchanging holders. Additionally, we recognized losses on debt extinguishment of $34.7 million during the second quarter of Fiscal 2021 and $23.8 million during the third quarter of Fiscal 2021, which were recorded within Other Income (Expense), net on our Condensed Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
The Convertible Senior Notes are convertible into cash, shares of our Class C Common Stock or a combination of cash and shares of Class C Common Stock, at our election, as described further below. The initial conversion rate is 101.8589 shares of our Class C Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C Common Stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders may (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more of the following conditions:
•during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our Class C Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class C Common Stock and the conversion rate on each such trading day;
•upon the occurrence of specified corporate events or distributions on our Class C Common Stock; or
•if we call any Convertible Senior Notes for redemption prior to the close of business on the business day immediately preceding January 1, 2024.
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
Concurrently with the offering of the Convertible Senior Notes, we entered into privately negotiated capped call transactions with JPMorgan Chase Bank, National Association, HSBC Bank USA, National Association, and Citibank, N.A. (the "option counterparties"). The capped call transactions are expected generally to reduce potential dilution to our Class C Common Stock upon any conversion of Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Senior Notes upon any conversion thereof, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $13.4750 per share of our Class C Common Stock, representing a premium of 75% above the last reported sale price of our Class C Common Stock on May 21, 2020, and is subject to certain adjustments under the terms of the capped call transactions.
In May 2021 and August 2021, concurrently with the Exchanges, we entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid us a cash settlement amount in respect of the portion of capped call transactions being terminated. We received approximately $53.0 million and $38.6 million, respectively, in connection with such termination agreements related to the Exchanges.
The Convertible Senior Notes contain a cash conversion feature. Prior to the adoption of ASU 2020-06, the Company had separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which was recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result, the Convertible Senior Notes are no longer accounted for as separate liability and equity components, but rather a single liability. See Note 2 to the Condensed Consolidated Financial Statements for more details.
3.250% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the "Senior Notes"). The proceeds were used to pay down amounts outstanding under the revolving credit facility, at the time. Interest is payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Senior Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or a "make-whole" amount applicable to such Senior Notes as described in the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates. We believe the following addresses the critical accounting estimates and assumptions that are necessary to understand and evaluate our reported financial results.
Refer to Note 2 of our Condensed Consolidated Financial Statements, included in this Form 10-Q as well as Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2021, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since December 31, 2021. For a discussion of our exposure to market risk, refer to our Annual report on Form 10-K for Fiscal 2021.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 9 to our Condensed Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Transition Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended March 31, 2022 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
01/01/2022 to 01/31/2022	—	—	—	—
02/01/2022 to 02/28/2022 (1)	16,150,740	$14.86	16,150,740	$260.0
03/01/2022 to 03/31/2022	—	—	—	$260.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 10 to our Condensed Consolidated Financial Statements for details.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Form of Accelerated Share Repurchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 25, 2022).
10.02	Under Armour, Inc. Fiscal Year 2023 Non-Employee Director Compensation Plan (the “Director Compensation Plan”).*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: May 09, 2022