Form 10-Q
period 2022-06-30
Under Armour, Inc.
filed 2022-08-04
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2022 there were 188,688,514 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 232,097,295 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	June 30, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,049,413	$1,009,139
Accounts receivable, net (Note 3)	693,636	702,197
Inventories	954,394	824,455
Prepaid expenses and other current assets, net	302,644	297,034
Total current assets	3,000,087	2,832,825
Property and equipment, net (Note 4)	609,923	601,365
Operating lease right-of-use assets (Note 5)	408,753	420,397
Goodwill (Note 6)	479,521	491,508
Intangible assets, net (Note 7)	9,910	10,580
Deferred income taxes (Note 17)	19,444	20,141
Other long-term assets	78,162	76,016
Total assets	$4,605,800	$4,452,832
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$669,203	$560,331
Accrued expenses	373,045	317,963
Customer refund liabilities (Note 11)	157,487	159,628
Operating lease liabilities (Note 5)	131,438	134,833
Other current liabilities	127,507	125,840
Total current liabilities	1,458,680	1,298,595
Long term debt, net of current maturities (Note 8)	672,834	672,286
Operating lease liabilities, non-current (Note 5)	650,833	668,983
Other long-term liabilities	94,378	84,014
Total liabilities	2,876,725	2,723,878
Stockholders' equity (Note 10)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2022 and March 31, 2022; 188,668,560 shares issued and outstanding as of June 30, 2022 (March 31, 2022: 188,668,560)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2022 and March 31, 2022	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2022 and March 31, 2022; 232,025,851 shares issued and outstanding as of June 30, 2022 (March 31, 2022: 238,472,217)	77	79
Additional paid-in capital	1,108,988	1,046,961
Retained earnings	654,599	721,926
Accumulated other comprehensive income (loss)	(34,663)	(40,086)
Total stockholders' equity	1,729,075	1,728,954
Total liabilities and stockholders' equity	$4,605,800	$4,452,832
Commitments and Contingencies (Note 9)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2021
Net revenues	$1,349,057	$1,351,534
Cost of goods sold	718,860	682,713
Gross profit	630,197	668,821
Selling, general and administrative expenses	595,714	545,003
Restructuring and impairment charges	—	2,613
Income (loss) from operations	34,483	121,205
Interest income (expense), net	(6,005)	(13,307)
Other income (expense), net	(14,241)	(38,494)
Income (loss) before income taxes	14,237	69,404
Income tax expense (benefit)	5,657	10,027
Income (loss) from equity method investments	(898)	(170)
Net income (loss)	$7,682	$59,207

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.02	$0.13
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.02	$0.13

Weighted average common shares outstanding Class A, B and C common stock
Basic	458,415	459,604
Diluted	468,167	462,286
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$7,682	$59,207
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,525)	7,078
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(9,179) and $706 for the three months ended June 30, 2022 and 2021, respectively.	42,482	(3,745)
Gain (loss) on intra-entity foreign currency transactions	(13,534)	2,648
Total other comprehensive income (loss)	5,423	5,981
Comprehensive income (loss)	$13,105	$65,188
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	188,622	$62	34,450	$11	233,935	$78	$1,072,401	$747,231	$(49,584)	$1,770,199
Exercise of stock options	3	—	—	—	4	—	17	—	—	17
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(11)	—	—	(298)	—	(298)
Issuance of Class A Common Stock, net of forfeitures	—	1	—	—	—	—	—	—	—	1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	11,216	3	68	—	—	71
Stock-based compensation expense	—	—	—	—	—	—	11,532	—	—	11,532
Comprehensive income (loss)	—	—	—	—	—	—	—	59,207	5,981	65,188
Balance as of June 30, 2021	188,625	$63	34,450	$11	245,144	$81	$1,084,018	$806,140	$(43,603)	$1,846,710

Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(352)	—	(352)
Class C Common Stock repurchased	—	—	—	—	(6,669)	(2)	49,659	(74,657)	—	(25,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	223	—	993	—	—	993
Stock-based compensation expense	—	—	—	—	—	—	11,375	—	—	11,375
Comprehensive income (loss)	—	—	—	—	—	—	—	7,682	5,423	13,105
Balance as of June 30, 2022	188,669	$63	34,450	$11	232,026	$77	$1,108,988	$654,599	$(34,663)	$1,729,075
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$7,682	$59,207
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	34,321	35,147
Unrealized foreign currency exchange rate (gain) loss	7,856	(2,478)
Loss on extinguishment of senior convertible notes	—	34,728
Loss on disposal of property and equipment	322	820
Non-cash restructuring and impairment charges	—	(13)
Amortization of bond premium and debt issuance costs	548	11,064
Stock-based compensation	11,375	11,533
Deferred income taxes	(1,125)	(999)
Changes in reserves and allowances	194	(9,167)
Changes in operating assets and liabilities:
Accounts receivable	8,586	64,803
Inventories	(134,210)	(26,862)
Prepaid expenses and other assets	(8,113)	(18,937)
Other non-current assets	19,796	19,463
Accounts payable	96,319	107,332
Accrued expenses and other liabilities	43,524	(23,647)
Customer refund liability	(2,528)	(13,481)
Income taxes payable and receivable	2,949	4,310
Net cash provided by (used in) operating activities	87,496	252,823
Cash flows from investing activities
Purchases of property and equipment	(35,747)	(19,668)
Sale of property and equipment	—	485
Earn-out from the sale of MyFitnessPal platform	35,000	—
Net cash provided by (used in) investing activities	(747)	(19,183)
Cash flows from financing activities
Payments on long-term debt and revolving credit facility	—	(300,001)
Proceeds from capped call	—	53,000
Common Shares Repurchased	(25,000)	—
Employee taxes paid for shares withheld for income taxes	(352)	(209)
Proceeds from exercise of stock options and other stock issuances	993	89
Net cash provided by (used in) financing activities	(24,359)	(247,121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,454)	15,681
Net increase (decrease) in cash, cash equivalents and restricted cash	40,936	2,200
Cash, cash equivalents and restricted cash
Beginning of period	1,022,126	1,359,680
End of period	$1,063,062	$1,361,880

Non-cash investing and financing activities
Change in accrual for property and equipment	$4,677	$3,063

Reconciliation of cash, cash equivalents and restricted cash	June 30, 2022	June 30, 2021
Cash and cash equivalents	$1,049,413	$1,349,793
Restricted cash	13,649	12,087
Total cash, cash equivalents and restricted cash	$1,063,062	$1,361,880
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
Fiscal Year End Change
As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company's current fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there will be no Fiscal 2022.
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
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2022 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Fiscal 2021"), filed with the SEC on February 23, 2022 ("Annual Report on Form 10-K for Fiscal 2021"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2022, filed with the SEC on May 9, 2022. The unaudited results for the three months ended June 30, 2022, are not necessarily indicative of the results to be expected for Fiscal 2023, or any other portions thereof.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs"). There were no ASUs adopted during the first quarter of Fiscal 2023.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and determined them to be either not applicable or expected to have no material impact on its consolidated financial position and results of operations.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of June 30, 2022, including reasonable and supportable estimates of future risk.
The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance at March 31, 2022	$7,113	$7,029
Increases (decreases) to costs and expenses	(1,435)	—
Write-offs, net of recoveries	(296)	—
Balance at June 30, 2022	$5,382	$7,029
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of June 30, 2022	As of March 31, 2022
Leasehold and tenant improvements	$456,804	$461,394
Furniture, fixtures and displays	259,555	263,749
Buildings	48,260	48,382
Software	344,366	339,722
Office equipment	131,054	132,452
Plant equipment	178,188	178,188
Land	83,626	83,626
Construction in progress (1)	93,955	64,869
Other	6,570	5,751
Subtotal property and equipment	1,602,378	1,578,133
Accumulated depreciation	(992,455)	(976,768)
Property and equipment, net	$609,923	$601,365
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $33.9 million for the three months ended June 30, 2022 (three months ended June 30, 2021: $35.8 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three months ended June 30, 2022 and 2021.

Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations, for the periods indicated:

	Three months ended June 30,
	2022	2021
Operating lease costs	$35,555	$36,408
Variable lease costs	$3,623	$4,455
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2022	As of March 31, 2022
Weighted average remaining lease term (in years)	8.63	8.69
Weighted average discount rate	3.72%	3.72%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended June 30,
	2022	2021
Operating cash outflows from operating leases	$41,865	$44,965
Leased assets obtained in exchange for new operating lease liabilities	$19,589	$8,974
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of June 30, 2022:

Fiscal year ending March 31,
2023 (nine months ending)	$122,234
2024	144,557
2025	121,993
2026	91,302
2027	72,574
2028 and thereafter	370,870
Total lease payments	$923,530
Less: Interest	141,259
Total present value of lease liabilities	$782,271
As of June 30, 2022, the Company has additional operating lease obligations that have not yet commenced of approximately $3.9 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2022	$301,371	$105,053	$85,084	$—	$491,508
Effect of currency translation adjustment	—	(6,999)	(4,988)	—	(11,987)
Balance as of June 30, 2022	$301,371	$98,054	$80,096	$—	$479,521

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

		As of June 30, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,203)	$333
Customer relationships	2-6	8,317	(3,153)	5,164
Lease-related intangible assets	1-15	8,997	(8,810)	187
Other	5-10	475	(439)	36
Total		$20,325	$(14,605)	$5,720
Indefinite-lived intangible assets				4,190
Intangible assets, net				$9,910

		As of March 31, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,103)	$433
Customer relationships	2-6	8,552	(2,893)	5,659
Lease-related intangible assets	1-15	9,112	(8,892)	220
Other	5-10	475	(427)	48
Total		$20,675	$(14,315)	$6,360
Indefinite-lived intangible assets				4,220
Intangible assets, net				$10,580

Amortization expense, which is included in selling, general and administrative expenses, was $0.5 million for the three months ended June 30, 2022 (three months ended June 30, 2021: $0.5 million).
The following is the estimated amortization expense for the Company's intangible assets as of June 30, 2022:

Fiscal year ending March 31,
2023 (nine months ending)	$1,458
2024	1,483
2025	1,444
2026	1,326
2027	9
2028 and thereafter	—
Total Amortization expense of intangible assets	$5,720

NOTE 8. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

	As of June 30, 2022	As of March 31, 2022
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(1,004)	(1,067)
Unamortized debt issuance costs - Convertible Senior Notes	(574)	(677)
Unamortized debt issuance costs - Senior Notes	(2,132)	(2,266)
Unamortized debt issuance costs - Credit facility	(4,375)	(4,623)
Total amount outstanding	672,834	672,286
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—

Non-current portion of long-term debt	$672,834	$672,286
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of June 30, 2022 and March 31, 2022 there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2022, there were $4.4 million of letters of credit outstanding (March 31, 2022 had $4.5 million of letters of credit outstanding).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of June 30, 2022, the Company was in compliance with the applicable covenants.

In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japaneses Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2022, the commitment fee was 15 basis points.
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
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result, the Convertible Senior Notes are no longer accounted for as separate liability and equity components, but rather a single liability. See Note 2 to the Condensed Consolidated Financial Statements included in Part I of the Company's Transition Report of Form 10-QT for the three months ended March 31, 2022 for more details.
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
Interest Expense
Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Interest expense, net, was $6.0 million and $13.3 million for three months ended June 30, 2022 and 2021, respectively.
The following are the scheduled maturities of long term debt as of June 30, 2022:

Fiscal year ending March 31,
2023 (nine months ending)	$—
2024	—
2025	80,919
2026	—
2027	600,000
2028 and thereafter
Total scheduled maturities of long term debt	$680,919

Current maturities of long term debt	$—
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
In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the "District Court") were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the "Consolidated Securities Action"). On November 6 and December 17, 2019, two additional putative securities class actions were filed in the District Court against the Company and certain of its current and former executives (captioned Patel v. Under Armour, Inc., No. 1:19-cv-03209-RDB ("Patel"), and Waronker v. Under Armour, Inc., No. 1:19-cv-03581-RDB ("Waronker"), respectively). On September 14, 2020, the District Court issued an order that, among other things, consolidated the Patel and Waronker cases into the Consolidated Securities Action.
The operative complaint (the "TAC") in the Consolidated Securities Action, was filed on October 14, 2020. The TAC asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), against the Company and Mr. Plank and under Section 20A of the Exchange Act against Mr. Plank. The TAC alleges that the defendants supposedly concealed purportedly declining consumer demand for certain of the Company's products between the third quarter of 2015 and the fourth quarter of 2016 by making allegedly false and misleading statements regarding the Company's performance and future prospects and by engaging in undisclosed and allegedly improper sales and accounting practices, including shifting sales between quarterly periods allegedly to appear healthier. The TAC also alleges that the defendants purportedly failed to disclose that the Company was under investigation by and cooperating with the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission (the "SEC") since July 2017. The class period identified in the TAC is September 16, 2015 through November 1, 2019.
Discovery in the Consolidated Securities Action commenced on June 4, 2021 and is currently ongoing. On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC. On December 1, 2021, the plaintiffs filed a motion seeking, among other things, certification of the class they are seeking to represent in the Consolidated Securities Action. The Company and Mr. Plank have opposed this motion. The motion was fully briefed as of May 12, 2022 and is currently pending.
The Company continues to believe that the claims asserted in the Consolidated Securities Action are without merit and intends to defend the lawsuit vigorously.
Federal Court Derivative Complaints
In July 2018, a stockholder derivative complaint was filed in the District Court, in a case captioned Andersen v. Plank, et al. The complaint in the Andersen matter names Mr. Plank, certain other current and former members of the Company's Board of Directors and certain former Company executives as defendants, and names the Company as a nominal defendant. The complaint asserts breach of fiduciary duty and unjust enrichment claims against the individual defendants, and seeks damages on behalf of the Company and certain corporate governance related actions. The complaint includes allegations challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products and stock sales by certain individual defendants.
In September 2020, two additional derivative complaints were filed in the District Court (in cases captioned Olin v. Plank, et al., and Smith v. Plank, et al., respectively). On November 20, 2020, another derivative complaint was filed in the District Court, in a case captioned Viskovich v. Plank, et al. The complaints in the Olin, Smith, and Viskovich cases name Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain current and former Company executives as defendants, and name the Company as a nominal defendant. The complaints in these actions assert allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ; and/or (v) the compensation paid to the Company's directors and executives while the alleged wrongdoing was occurring. The complaints assert breach of fiduciary duty, unjust enrichment, gross mismanagement, and/or corporate waste claims against the individual defendants. The Viskovich complaint also asserts a contribution claim against certain defendants under the federal securities laws. These complaints seek damages on behalf of the Company and certain corporate governance related actions.
On January 27, 2021, the District Court entered an order consolidating for all purposes the Andersen, Olin, Smith and Viskovich actions into a single action under the caption Andersen v. Plank, et al. (the "Federal Court Derivative Action"). In February 2021, counsel for the Smith and Olin plaintiffs, on the one hand, and counsel for the Andersen and Viskovich plaintiffs, on the other hand, filed motions seeking to be appointed as lead counsel in the Federal Court Derivative Action. These motions are currently pending.
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. During the three months ended June 30, 2022, the Company estimated its liability and recorded $10 million in respect of certain ongoing legal proceedings summarized above. The timing of the resolution is unknown and the amount of loss ultimately incurred in connection with these matters may be substantially higher or lower than the amount accrued for these matters, and the Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. Legal proceedings for which no accrual has been established are disclosed to the extent required by ASC 450.
From time to time, the Company’s view regarding probability of loss with respect to outstanding legal proceedings will change, proceedings for which the Company is able to estimate a loss or range of loss will change, and the estimates themselves will change. In addition, while many matters presented in financial disclosures involve significant judgment and may be subject to significant uncertainties, estimates with respect to legal proceedings are subject to particular uncertainties. Other than as described above, the Company believes that all current proceedings are routine in nature and incidental to the conduct of its business. However, the matters described above, if decided adversely to or settled by the Company, could result, individually or in the aggregate, in a liability material to the Company's consolidated financial position, results of operations or cash flows.
NOTE 10. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of June 30, 2022. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and have a par value of $0.0003 1/3 per share as of June 30, 2022. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
On February 24, 2022, the Company entered into master confirmations, including supplemental confirmations (collectively, the "February ASR Agreements"), of accelerated share repurchase transactions with each of JPMorgan Chase Bank, National Association, Bank of America, N.A. and Citibank, N.A. (collectively the "Dealers") to repurchase $300 million of the Company's Class C Common Stock.
During the three months ended March 31, 2022, pursuant to the February ASR Agreements, the Company pre-paid $300.0 million to the Dealers and received an aggregate initial delivery of approximately 16.2 million shares of Class C Common Stock from the Dealers, which were immediately retired. As a result, $240.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. Subsequently, in May 2022, the final settlement under the February ASR Agreement occurred and the Company received and immediately retired an additional approximately 4.1 million shares of its Class C Common Stock and recorded an additional $51.5 million to retained earnings.
On May 26, 2022, the Company entered into a master confirmation, including a supplemental confirmation (the "May ASR Agreement" and together with the "February ASR Agreements" the "ASR Agreements"), of an accelerated share repurchase transaction with HSBC Bank USA, National Association ("HSBC") to repurchase $25.0 million of the Company's Class C Common Stock.

During the three months ended June 30, 2022, pursuant to the May ASR Agreement, the Company pre-paid $25.0 million to HSBC and received a total of 2.6 million shares of Class C Common Stock from HSBC, which were immediately retired. As a result, $23.1 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
The final number of shares that the Company ultimately repurchased under the ASR Agreements was determined based on the average of the Rule 10b-18 volume-weighted average prices of the Company’s Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the ASR Agreements.

NOTE 11. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended June 30,
	2022	2021
Apparel	$868,428	$874,193
Footwear	347,251	342,641
Accessories	96,831	111,503
Net Sales	1,312,510	1,328,337
License revenues	28,135	23,261
Corporate Other	8,412	(64)
Total net revenues	$1,349,057	$1,351,534

	Three Months Ended June 30,
	2022	2021
Wholesale	$791,686	$767,611
Direct-to-consumer	520,824	560,726
Net Sales	1,312,510	1,328,337
License revenues	28,135	23,261
Corporate Other	8,412	(64)
Total net revenues	$1,349,057	$1,351,534

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

	As of June 30, 2022	As of March 31, 2022
Customer refund liability	$157,487	$159,628
Inventory associated with the reserves	$48,380	$44,291
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2022 and March 31, 2022, contract liabilities were $32.0 million and $35.3 million, respectively.
During the three months ended June 30, 2022, the Company recognized approximately $4.8 million of revenue that was previously included in contract liabilities as of March 31, 2022. During the three months ended

June 30, 2021, the Company recognized approximately $4.8 million of revenue that was previously included in contract liabilities as of March 31, 2021. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.

NOTE 12. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs (the "2020 restructuring plan") designed to rebalance the Company's cost base to further improve profitability and cash flow generation. The Company concluded the 2020 restructuring plan during the three months ended March 31, 2022.
Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available. No adjustments were made during the three months ended June 30, 2022.
All restructuring and related impairment charges are included in the Company's Corporate Other segment. A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

	Employee Related Costs	Contract Exit Costs
Balance at March 31, 2022	$2,672	$78,237
Net additions (recoveries) charged to expense	—	—
Cash payments charged against reserve	(1,057)	(3,572)
Foreign exchange and other	(62)	(1,824)
Balance at June 30, 2022	$1,553	$72,841

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense of $1.6 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively.
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of June 30, 2022 and March 31, 2022, the Deferred Compensation Plan obligations were $12.2 million and $14.2 million, respectively, and were included in other long term liabilities on the Condensed Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of June 30, 2022 and March 31, 2022, the assets held in the Rabbi Trust were TOLI policies with cash-surrender values of $7.2 million and $8.4 million, respectively. These assets are consolidated and are included in other long term assets on the Condensed Consolidated Balance Sheets. Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2029. As of June 30, 2022, 8.3 million Class A shares and 24.1 million Class C shares are available for future grants of awards under the 2005 Plan.

Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three months ended June 30, 2022 and 2021 was $11.4 million and $11.5 million, respectively. As of June 30, 2022, the Company had $109.7 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.48 years. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
A summary of each of these plans is as follows:
Employee Stock Compensation Plan
Stock options, restricted stock and restricted stock unit awards under the 2005 Plan generally vest ratably over a period of two to five years. The contractual term for stock options is generally 10 years from the date of grant. The Company generally receives a tax deduction for any ordinary income recognized by a participant in respect to an award under the 2005 Plan.
Non-Employee Director Compensation Plan
The Company's Non-Employee Director Compensation Plan (the "Director Compensation Plan") provides for cash compensation and equity awards to non-employee directors of the Company under the 2005 Plan. Non-employee directors have the option to defer the value of their annual cash retainers as deferred stock units in accordance with the Under Armour, Inc. Non-Employee Deferred Stock Unit Plan (the "DSU Plan"). Each new non-employee director receives an award of restricted stock units upon the initial election to the Board of Directors, with the units covering stock valued at $100 thousand on the grant date and vesting in three equal annual installments. In addition, each non-employee director receives, following each annual stockholders' meeting, a grant under the 2005 Plan of restricted stock units covering stock valued at $150 thousand on the grant date. However, in May 2022, following the 2022 annual stockholders' meeting, each non-employee director received a grant under the 2005 plan of restricted stock units covering stock valued at $187.5 thousand to account for the Company's change in fiscal year. Each award vests 100% on the date of the next annual stockholders' meeting following the grant date.
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of June 30, 2022.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of June 30, 2022, 2.7 million Class A shares and 1.5 million Class C shares are available for future purchases under the ESPP. During the three months ended June 30, 2022 and 2021, 121.4 thousand and 61.0 thousand Class C shares were purchased under the ESPP, respectively.
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
Total stock-based compensation expense related to these awards for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.9 million, respectively. As of June 30, 2022, we had $6.8 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 2.29 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the three months ended June 30, 2022 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2022	1,578	$19.44	5.82	$217
Granted, at fair market value	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2022	1,578	$19.44	5.57	$—
Options exercisable at June 30, 2022	1,369	$19.92	5.31	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the three months ended June 30, 2022 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	7,807	$16.57
Granted	1,954	9.17
Forfeited	(336)	14.28
Vested	(248)	10.47
Outstanding at June 30, 2022	9,177	$15.17

Included in the table above are 1.2 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the three months ended June 30, 2022. The performance-based restricted stock units awarded have a weighted average fair value of $9.13 and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets. During the three months ended June 30, 2022, the Company deemed the achievement of these targets probable and recorded $0.4 million of compensation expense related to these awards.

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

The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	June 30, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$49,023	$—	$—	$988	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$7,176	$—	$—	$8,379	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(12,155)	$—	$—	$(14,230)	$—
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
As of June 30, 2022 and March 31, 2022 the fair value of the Convertible Senior Notes was $87.5 million and $126.6 million, respectively.
As of June 30, 2022 and March 31, 2022 the fair value of the Senior Notes was $520.9 million and $580.0 million, respectively.
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2022, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	June 30, 2022	March 31, 2022
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$42,620	$11,561
Foreign currency contracts	Other long term assets	13,512	2,730
Total derivative assets designated as hedging instruments		$56,132	$14,291

Foreign currency contracts	Other current liabilities	$3,133	$11,209
Foreign currency contracts	Other long term liabilities	664	3,645
Total derivative liabilities designated as hedging instruments		$3,797	$14,854

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$7,232	$4,412
Total derivative assets not designated as hedging instruments		$7,232	$4,412

Foreign currency contracts	Other current liabilities	$2,922	$1,213
Total derivative liabilities not designated as hedging instruments		$2,922	$1,213

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three months ended June 30,
	2022		2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,349,057	$6,554	$1,351,534	$(2,377)
Cost of goods sold	$718,860	$(1,948)	$682,713	$(2,421)
Interest income (expense), net	$(6,005)	$(9)	$(13,307)	$(9)
Other income (expense), net	$(14,241)	$—	$(38,494)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$56,258	$4,606	$51,693
Interest rate swaps	(495)	—	(9)	(486)
Total designated as cash flow hedges	$(454)	$56,258	$4,597	$51,207

	Balance as of March 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(15,886)	$(9,257)	$(4,797)	$(20,346)
Interest rate swaps	(531)	—	(9)	(522)
Total designated as cash flow hedges	$(16,417)	$(9,257)	$(4,806)	$(20,868)

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended June 30,
	2022		2021
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(14,241)	$(4,002)	$(38,494)	$1,922
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2022 and March 31, 2022 the aggregate notional value of the Company's outstanding cash flow hedges was $1,162.6 million and $1,096.5 million, respectively, with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2022 and March 31, 2022 the total notional value of the Company's outstanding undesignated derivative instruments was $289.8 million and $228.4 million, respectively.
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
NOTE 17. PROVISION FOR INCOME TAXES
The Company computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to our year-to-date income, except for significant and unusual or extraordinary transactions. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to ordinary income or loss in the loss jurisdiction. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs.

For the three months ended June 30, 2022, all global jurisdictions were included in the estimated annual effective tax rate. For the comparable three months ended June 30, 2021, the United States and certain other foreign jurisdictions, primarily in Latin America, were considered loss jurisdictions. These jurisdictions were treated discretely and were excluded from the annual effective tax rate computation for purposes of computing the interim tax provision and a separate annual effective rate was computed for each of these jurisdictions and applied against their respective year-to-date ordinary income or loss

The effective rates for income taxes were 39.7% and 14.4% for the three months ended June 30, 2022 and 2021, respectively. The change in the Company’s effective tax rate was primarily driven by discrete tax expense during the period ended June 30, 2022, compared to discrete tax benefits during the period ended June 30, 2021, as well as the discrete impact of the earnings of the United States and Latin America as loss jurisdictions as of June 30, 2021.

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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2021, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of June 30, 2022 the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States federal and the majority of the United States state deferred tax assets. Accordingly, the Company continues to maintain a valuation allowance on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against a portion of foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecast for the United States indicate that it is reasonably possible that additional deferred taxes could be realizable during the current fiscal year-end based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of all or a portion of previously recorded valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,
	2022	2021(1)
Numerator
Net income (loss) - Basic	$7,682	$59,207
Interest on Convertible Senior Notes due 2024, net of tax (2)	225	—
Net income (loss) - Diluted	$7,907	$59,207
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	458,415	459,604
Dilutive effect of Class A, B, and C securities (2)	1,510	2,682
Dilutive effect of Convertible Senior Notes due 2024 (2)	8,242	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	468,167	462,286

Class A and Class C securities excluded as anti-dilutive (3)	8,458	1,105

Basic net income (loss) per share of Class A, B and C common stock	$0.02	$0.13
Diluted net income (loss) per share of Class A, B and C common stock	$0.02	$0.13
(1) The Company adopted Accounting Standard Update No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" (ASU 2020-06) on January 1, 2022 using the modified retrospective transition approach. As a result, prior period comparatives have not been restated to conform to current period presentation.
(2) Effects of potentially dilutive securities are presented only in periods in which they are dilutive.
(3) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding for the three months ended June 30, 2022 and 2021 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
The Company excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, along with the revenue and costs related to the Company's MapMyRun and MapMyRide platforms (collectively "MMR") and other digital business opportunities, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Furthermore, the majority of the costs included within Corporate Other consist largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing; costs related to the Company's headquarters, such as restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended June 30,
	2022	2021
Net revenues
North America	$909,356	$905,493
EMEA	205,181	207,224
Asia-Pacific	176,665	192,369
Latin America	49,443	46,512
Corporate Other	8,412	(64)
Total net revenues	$1,349,057	$1,351,534

	Three Months Ended June 30,
	2022	2021
Operating income (loss)
North America	$189,924	$225,769
EMEA	18,181	39,892
Asia-Pacific	19,945	24,046
Latin America	6,234	6,001
Corporate Other	(199,801)	(174,503)
Total operating income (loss)	34,483	121,205
Interest expense, net	(6,005)	(13,307)
Other income (expense), net	(14,241)	(38,494)
Income (loss) before income taxes	$14,237	$69,404

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, in our Transition Report on Form 10-QT for the three months ended March 31, 2022, filed with the SEC on May 9, 2022, and in our Annual Report on Form 10-K for Fiscal 2021, filed with the Securities Exchange Commission ("SEC") on February 23, 2022, under the captions "Business" and "Risk Factors".
This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the U.S. Securities Act of 1933, as amended ("the Securities Act"), and is subject to the safe harbors created by those sections. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. See "Forward Looking Statements."
All dollar and percentage comparisons made herein refer to the three months ended June 30, 2022 compared with the three months ended June 30, 2021, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-Q, including this MD&A, constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business and results of operations and the operations of our suppliers and logistics providers, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of inflation on our results of operations, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
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
•fluctuations in the costs of raw materials and commodities we use in our products and our supply chain (including labor);
•changes to the financial health of our customers;
•our ability to successfully execute our long-term strategies;

•our ability to effectively drive operational efficiency in our business and realize expected benefits from restructuring plans;
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
During the three months ended June 30, 2022, we continued to face ongoing supply challenges, including COVID-19 impacts in China and elevated freight expenses, as well as foreign exchange rate fluctuations, which negatively impacted sales and gross margins. Strategically and operationally, we remain focused on driving premium brand-right growth and improved profitability. Over the long term, our growth strategy is predicated on delivering industry-leading product innovation; sustained demand for our products; return-driven investments focused on connecting with our consumers through marketing activations and premium experiences; and the expansion of our direct-to-consumer and international businesses.

Quarterly Results
Financial highlights for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 include:
•Total net revenues decreased 0.2%.
•Within our channels, wholesale revenue increased 3.1% and direct-to-consumer revenue decreased 7.1%.
•Within our product categories, apparel revenue decreased 0.7%, footwear revenue increased 1.3%, and accessories revenue decreased 13.2%.
•Net revenue increased 0.4% in North America, decreased 1.0% in EMEA, decreased 8.2% in Asia-Pacific, and increased 6.3% in Latin-America.
•Gross margin decreased 280 basis points to 46.7%.
•Selling, general and administrative expenses increased 9.3%.
COVID-19 Update
The COVID-19 pandemic has caused, and we expect will continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors.
For instance, the COVID-19 pandemic has caused global logistical challenges, including increased freight costs, shipping container shortages, transportation delays, labor shortages and port congestion. These challenges have disrupted some of our normal inbound and outbound inventory flow, which has required us to incur increased freight costs, and caused us to make strategic decisions working with certain of our vendors and customers to cancel orders affected by capacity issues and supply chain delays. Additionally, during the three months ended June 30, 2022, the pandemic caused temporary closures and placed certain restrictions on our Brand and Factory House stores and distribution centers in China. We expect these challenges and related impacts will continue to negatively impact our financial results in Fiscal 2023. We also expect gross margin to continue to be negatively impacted due to increased freight costs and logistics costs in Fiscal 2023.
Moreover, governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. For instance, emergent impacts of the COVID-19 pandemic and related preventative and protective actions in China during the three months ended June 30, 2022 have negatively impacted consumer traffic and demand and may continue to negatively impact our financial results. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis. We believe we may continue to experience varying degrees of volatility, business disruptions and periods of closure of our stores, distribution centers and corporate facilities. Although, as of June 30, 2022, substantially all of our Brand and Factory House stores and the stores of our wholesale customers were open, some of these retail stores in China were operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
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
Segment Presentation and Marketing
Corporate Other consists primarily of revenue and costs related to our MapMyRun and MapMyRide platforms (collectively "MMR") and other digital business opportunities, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation, and other corporate support functions; costs related to our global assets and global marketing, costs related to our headquarters; restructuring and impairment related charges; and certain foreign currency hedge gains and losses.
Fiscal Year End Change
As previously disclosed, we changed our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Our current fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there will be no Fiscal 2022.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three months ended June 30,
(In thousands)	2022	2021
Net revenues	$1,349,057	$1,351,534
Cost of goods sold	718,860	682,713
Gross profit	630,197	668,821
Selling, general and administrative expenses	595,714	545,003
Restructuring and impairment charges	—	2,613
Income (loss) from operations	34,483	121,205
Interest income (expense), net	(6,005)	(13,307)
Other income (expense), net	(14,241)	(38,494)
Income (loss) before income taxes	14,237	69,404
Income tax expense (benefit)	5,657	10,027
Income (loss) from equity method investments	(898)	(170)
Net income (loss)	$7,682	$59,207

	Three months ended June 30,
(As a percentage of net revenues)	2022	2021
Net revenues	100.0%	100.0%
Cost of goods sold	53.3%	50.5%
Gross profit	46.7%	49.5%
Selling, general and administrative expenses	44.2%	40.3%
Restructuring and impairment charges	—%	0.2%
Income (loss) from operations	2.6%	9.0%
Interest income (expense), net	(0.4)%	(1.0)%
Other income (expense), net	(1.1)%	(2.8)%
Income (loss) before income taxes	1.1%	5.1%
Income tax expense (benefit)	0.4%	0.7%
Loss from equity method investment	(0.1)%	—%
Net income (loss)	0.6%	4.4%

Revenues
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions, other digital business opportunities and advertising. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products.
Net revenues by product category are summarized below for the periods indicated:

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change(1)
Apparel	$868,428	$874,193	$(5,765)	(0.7)%
Footwear	347,251	342,641	4,610	1.3%
Accessories	96,831	111,503	(14,672)	(13.2)%
Net Sales	1,312,510	1,328,337	(15,827)	(1.2)%
License revenues	28,135	23,261	4,874	21.0%
Corporate Other (2)	8,412	(64)	8,476	N/M
Total net revenues	$1,349,057	$1,351,534	$(2,477)	(0.2)%
Net revenues by distribution channel are summarized below for the periods indicated:

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change(1)
Wholesale	$791,686	$767,611	$24,075	3.1%
Direct-to-consumer	520,824	560,726	(39,902)	(7.1)%
Net Sales	1,312,510	1,328,337	(15,827)	(1.2)%
License revenues	28,135	23,261	4,874	21.0%
Corporate Other (2)	8,412	(64)	8,476	N/M
Total net revenues	$1,349,057	$1,351,534	$(2,477)	(0.2)%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net sales
Net sales decreased by $15.8 million, or 1.2%, to $1,312.5 million during the three months ended June 30, 2022, from $1,328.3 million during the three months ended June 30, 2021. Apparel decreased primarily due to the impact of foreign exchange rates. Footwear increased primarily due to lower returns, partially offset by lower units sales. Accessories decreased primarily due to lower units sales. From a channel perspective, the decrease in net sales was due to a decrease in direct-to-consumer, partially offset by an increase in wholesale.
License revenues
License revenues increased by $4.9 million, or 21.0%, to $28.1 million during the three months ended June 30, 2022, from $23.3 million during the three months ended June 30, 2021, driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in the Asia-Pacific region.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $17.9 million and $26.2 million for the three months ended June 30, 2022 and 2021, respectively.
Gross profit decreased by $38.6 million to $630.2 million during the three months ended June 30, 2022, as compared to $668.8 million during the three months ended June 30, 2021. Gross profit as a percentage of net revenues, or gross margin, decreased 280 basis points to 46.7% from 49.5%.
This decrease in gross margin was primarily driven by the following negative impacts:
•approximately 160 basis points from COVID-19 related supply chain impacts driven by elevated freight costs, particularly ocean freight;
•approximately 50 basis points from higher promotions and discounting versus last year;
•approximately 40 basis points from unfavorable channel, regional and product mix; and
•approximately 30 basis points of negative impact from changes in foreign currency.

We expect higher discounting and promotional activities as well as foreign exchange rate impacts to continue to negatively impact our gross margin for the next few quarters.
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

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change
Selling, General and Administrative Expenses	$595,714	$545,003	$50,711	9.3%
Selling, general and administrative expenses increased by $50.7 million, or 9.3%. Within selling, general and administrative expense:
•Marketing costs increased $14.7 million or 10.6% due to increased marketing activity during the period. As a percentage of net revenues, marketing costs increased to 11.4% from 10.3%.
•Other costs increased $36.0 million or 8.9%, primarily driven by higher litigation related accrual, compensation expenses and consulting expenses. As a percentage of net revenues, other costs increased to 32.8% from 30.1%.
As a percentage of net revenues, selling, general and administrative expenses increased to 44.2% during the three months ended June 30, 2022 as compared to 40.3% during the three months ended June 30, 2021.
Restructuring and Impairment Charges

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change
Restructuring and Impairment Charges	$—	$2,613	$(2,613)	(100.0)%
Restructuring and impairment charges within our operating expenses were $2.6 million during the three months ended June 30, 2021. See Note 12 to our Condensed Consolidated Financial Statements.
Interest Expense, net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change
Interest expense, net	$6,005	$13,307	$(7,302)	(54.9)%
Interest expense, net decreased by $7.3 million to $6.0 million. The decrease was primarily due to a reduction in interest expense on our Convertible Senior Notes as a result of repurchasing approximately $419.1 million in aggregate principal amount during Fiscal 2021. See Note 8 to our Condensed Consolidated Financial Statements.
Other Income (Expense), net
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

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(14,241)	$(38,494)	$24,253	(63.0)%
Other expense, net decreased by $24.3 million to $14.2 million. This was primarily due to a loss of $34.7 million that was recognized during the three months ended June 30, 2021 upon the extinguishment of $250.0 million in principal amount of our Convertible Senior Notes. This was partially offset by a $5.9 million increase in losses associated with foreign currency hedges and a $5.0 million increase in losses from changes in foreign currency exchange rates.
Income Tax Expense (Benefit)

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change
Income tax expense (benefit)	$5,657	$10,027	$(4,370)	(43.6)%
Income tax expense decreased $4.4 million to $5.7 million during the three months ended June 30, 2022 from income tax expense of $10.0 million during the same period in 2021. For the three months ended June 30, 2022, our effective tax rate was 39.7% compared to 14.4% for the same period in 2021. The change in our effective tax rate was primarily driven by discrete tax expense during the period ended June 30, 2022, compared to discrete tax benefits during the period ended June 30, 2021, as well as the discrete impact of the earnings of the United States and Latin America as loss jurisdictions as of June 30, 2021.

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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.

Net revenues by segment and Corporate Other

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change(1)
North America	$909,356	$905,493	$3,863	0.4%
EMEA	205,181	207,224	(2,043)	(1.0)%
Asia-Pacific	176,665	192,369	(15,704)	(8.2)%
Latin America	49,443	46,512	2,931	6.3%
Corporate Other (2)	8,412	(64)	8,476	N/M
Total net revenues	$1,349,057	$1,351,534	$(2,477)	(0.2)%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was driven by the following:
•Net revenues in our North America region increased by $3.9 million, or 0.4%, to $909.4 million from $905.5 million. Net revenues increased within our wholesale channel, partially offset by a decline in net revenues in our direct to consumer channel. Within the direct to consumer channel, net revenues were down due to a decrease in owned and operated retail store sales, partially offset by an increase in e-commerce.
•Net revenues in our EMEA region decreased by $2.0 million, or 1.0%, to $205.2 million from $207.2 million. This decrease was driven by a decline in our direct to consumer channel, partially offset by growth in our wholesale channel. Within the direct to consumer channel, net revenues were down due to a decrease in e-commerce, partially offset by an increase in owned and operated retail store sales.
•Net revenues in our Asia-Pacific region decreased by $15.7 million, or 8.2%, to $176.7 million from $192.4 million. The decrease was primarily driven by a decline in our direct to consumer channel, in both e-commerce and owned and operated retail store sales resulting from COVID-19 related restrictions and limitations particularly in China and the impact of foreign exchange rates. These decreases were partially offset by growth in our wholesale channel and an increase in licensing revenue.
•Net revenues in our Latin America region increased by $2.9 million, or 6.3%, to $49.4 million from $46.5 million. The increase was primarily driven by growth in our wholesale channel, partially offset by a decline in our direct-to-consumer channel as we have moved to a distributor operating model for certain countries within this region. Within the direct to consumer channel, net revenues were down due to a decrease in both e-commerce and owned and operated retails store sales.
Operating income (loss) by segment and Corporate Other

	Three months ended June 30,
(In thousands)	2022	2021	$ Change	% Change
North America	$189,924	$225,769	$(35,845)	(15.9)%
EMEA	18,181	39,892	(21,711)	(54.4)%
Asia-Pacific	19,945	24,046	(4,101)	(17.1)%
Latin America	6,234	6,001	233	3.9%
Corporate Other (1)	(199,801)	(174,503)	(25,298)	(14.5)%
Total operating income (loss)	$34,483	$121,205	$(86,722)	(71.5)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total operating income for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was driven by the following:
•Operating income in our North America region decreased by $35.8 million, to $189.9 million from $225.8 million. This was primarily due to a decline in gross margin driven by an increase in freight costs.

Additionally, operating income was down as a result of an increase in compensation expenses, selling expenses and marketing-related expenses.
•Operating income in our EMEA region decreased by $21.7 million to $18.2 million from $39.9 million. This was primarily due to a decline in gross margin, driven by higher freight costs and lower revenues as discussed above, and an increase in marketing-related expenses.
•Operating income in our Asia-Pacific region decreased by $4.1 million to $19.9 million from $24.0 million. This was primarily due to a decline in gross margin, driven by lower net revenues as discussed above, partially offset by a decrease in marketing-related expenses and facility costs.
•Operating income in our Latin America region increased by $0.2 million to $6.2 million from $6.0 million. This was primarily due to higher gross margin, driven by the increase in net revenues as discussed above, partially offset by an increase in marketing-related expenses.
•Operating loss in our Corporate Other non-operating segment increased $25.3 million. This was primarily due an increase in litigation, consulting and compensation expenses, partially offset by gains arising from foreign currency hedges.

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
As of June 30, 2022, we had approximately $1.0 billion of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years and, subsequently, we entered into agreements related to accelerated share repurchase transactions to repurchase $300 million and $25 million of our Class C Common Stock in February 2022 and May 2022, respectively.
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
Refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2021.
Share Repurchase Program
On February 23, 2022, our Board of Directors authorized us to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of our Class C Common Stock over the following two years. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
On February 24, 2022, we entered into master confirmations, including supplemental confirmations (collectively, the "February ASR Agreements"), of accelerated share repurchase transactions with each of JPMorgan Chase Bank, National Association, Bank of America, N.A. and Citibank, N.A. (collectively the "Dealers") to repurchase $300 million of our Class C Common Stock.
During the three months ended March 31, 2022, pursuant to the February ASR Agreements we pre-paid $300.0 million to the Dealers and received an aggregate initial delivery of approximately 16.2 million shares of Class C Common Stock from the Dealers, which were immediately retired. As a result, $240.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. Subsequently, in May 2022, the final settlement under the February ASR Agreements occurred and we received and immediately retired an additional approximately 4.1 million shares of Class C Common Stock and recorded an additional $51.5 million to retained earnings.
On May 26, 2022, we entered into a master confirmation, including a supplemental confirmation (the "May ASR Agreement" and together with the "February ASR Agreements" the "ASR Agreements"), of an accelerated share repurchase transaction with HSBC Bank USA, National Association ("HSBC") to repurchase $25 million of our Class C Common Stock.
During the three months ended June 30, 2022, pursuant to the May ASR Agreement, we pre-paid $25.0 million to HSBC and received a total of 2.6 million shares of Class C Common Stock from HSBC, which were immediately retired. As a result, $23.1 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
The final number of shares that we ultimately repurchased under the ASR Agreements were determined based on the average of the Rule 10b-18 volume-weighted average prices of our Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the ASR Agreements.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three months ended June 30,
(In thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$87,496	$252,823	$(165,327)
Investing activities	(747)	(19,183)	18,436
Financing activities	(24,359)	(247,121)	222,762
Effect of exchange rate changes on cash and cash equivalents	(21,454)	15,681	(37,135)
Net increase (decrease) in cash and cash equivalents	$40,936	$2,200	$38,736
Operating Activities
Cash flows provided by operating activities decreased by $165.3 million, as compared to the three months ended June 30, 2021, primarily driven by a decrease in net income before the impact of non-cash items of $78.7 million and a decrease from changes in working capital of $86.6 million.
The changes in working capital were primarily due to decreases of:

•$107.3 million resulting from changes in inventories;
•$56.2 million from changes in accounts receivable; and
•$11.0 million from changes in accounts payable.
These decreases were partially offset by increases in working capital of:
•$67.2 million resulting from changes in accrued expenses and other liabilities;
•$11.0 million resulting from changes in customer refund liabilities; and
•$10.8 million resulting from changes in prepaid expenses and other current assets.

Investing Activities
Cash flows used in investing activities decreased by $18.4 million, as compared to the three months ended June 30, 2021, primarily due to collecting the earn-out previously recorded in connection with the sale of the MyFitnessPal platform, partially offset by an increase in capital expenditures.
Total capital expenditures during the three months ended June 30, 2022 were $35.7 million, or approximately 3% of net revenues, representing a $16.1 million increase from $19.7 million during the three months ended June 30, 2021. During Fiscal 2021, we reduced capital expenditures in response to ongoing uncertainty related to COVID-19. Moving forward, we anticipate capital expenditures to normalize back towards our long-term operating principle of between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, informational technology systems, distribution centers and our global offices. In April 2021, we unveiled plans to construct a new global headquarters in the Port Covington area of Baltimore, Maryland. Subsequently in May 2022, we announced additional details about our plan to design our new headquarters in line with our long-term sustainability strategy, which includes a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the short term to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities decreased by $222.8 million, as compared to the three months ended June 30, 2021. During the three months ended June 30, 2021, we paid $300 million paid to certain exchanging holders for the exchange of $250.0 million in aggregate principal amount of our 1.50% convertible senior notes. Concurrently with this exchange we terminated certain capped call agreements and in exchange received approximately $53.0 million. During the three months ended June 30, 2022, we paid $25.0 million to repurchase Class C common shares through accelerate share repurchase program. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively, (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of June 30, 2022 and March 31, 2022 there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2022, there was $4.4 million of letters of credit outstanding (March 31, 2022 had $4.5 million of letters of credit outstanding).

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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of June 30, 2022, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2022, the commitment fee was 15 basis points.
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

The Convertible Senior Notes contain a cash conversion feature. Prior to the adoption of ASU 2020-06, we had separated it into liability and equity components. We valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which was recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result, the Convertible Senior Notes are no longer accounted for as separate liability and equity components, but rather a single liability. See Note 2 to the Condensed Consolidated Financial Statements included in Part I of our Transition Report on Form 10-Q for the three months ended March 31, 2022 for more details.
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
Refer to Note 2 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2021, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

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

Changes in Internal Controls
We have assessed the impact on changes to our internal controls over financial reporting, and conclude that there have been no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a significant number of our employees have transitioned to a hybrid work environment. We continue to monitor and assess impacts of hybrid work on our control environment and control activities in order to minimize the impact on the design and operating effectiveness of our controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended June 30, 2022 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
04/01/2022 to 04/30/2022	—	—	—	—
05/01/2022 to 05/31/2022 (1)	4,114,311	$12.52	4,114,311	$200.0
06/01/2022 to 06/30/2022 (1)	2,554,148	$9.06	2,554,148	$175.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 10 to our Condensed Consolidated Financial Statements for details.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan.*
10.02	Form of Performance-Based Restricted Stock Unit Agreement under the Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan.*
10.03	Separation Agreement between the Company and Patrik Frisk dated May 17, 2022, including General Release and Form of Consulting Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 18, 2022).*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: August 4, 2022