Form 10-Q
period 2022-09-30
Under Armour, Inc.
filed 2022-11-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2022 there were 188,688,981 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 229,097,558 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	September 30, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$853,652	$1,009,139
Accounts receivable, net (Note 3)	789,087	702,197
Inventories	1,080,420	824,455
Prepaid expenses and other current assets, net	356,244	297,034
Total current assets	3,079,403	2,832,825
Property and equipment, net (Note 4)	636,746	601,365
Operating lease right-of-use assets (Note 5)	471,894	420,397
Goodwill (Note 6)	468,332	491,508
Intangible assets, net (Note 7)	9,291	10,580
Deferred income taxes (Note 17)	18,528	20,141
Other long-term assets	85,877	76,016
Total assets	$4,770,071	$4,452,832
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$747,330	$560,331
Accrued expenses	353,435	317,963
Customer refund liabilities (Note 11)	155,021	159,628
Operating lease liabilities (Note 5)	132,184	134,833
Other current liabilities	85,294	125,840
Total current liabilities	1,473,264	1,298,595
Long term debt, net of current maturities (Note 8)	673,382	672,286
Operating lease liabilities, non-current (Note 5)	705,027	668,983
Other long-term liabilities	102,065	84,014
Total liabilities	2,953,738	2,723,878
Stockholders' equity (Note 10)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2022 and March 31, 2022; 188,688,514 shares issued and outstanding as of September 30, 2022 (March 31, 2022: 188,668,560)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2022 and March 31, 2022	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2022 and March 31, 2022; 229,011,850 shares issued and outstanding as of September 30, 2022 (March 31, 2022: 238,472,217)	76	79
Additional paid-in capital	1,118,093	1,046,961
Retained earnings	716,325	721,926
Accumulated other comprehensive income (loss)	(18,235)	(40,086)
Total stockholders' equity	1,816,333	1,728,954
Total liabilities and stockholders' equity	$4,770,071	$4,452,832
Commitments and Contingencies (Note 9)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$1,573,885	$1,545,532	$2,922,942	$2,897,066
Cost of goods sold	860,051	757,428	1,578,911	1,440,141
Gross profit	713,834	788,104	1,344,031	1,456,925
Selling, general and administrative expenses	594,424	599,384	1,190,138	1,144,387
Restructuring and impairment charges	—	16,656	—	19,269
Income (loss) from operations	119,410	172,064	153,893	293,269
Interest income (expense), net	(3,555)	(9,261)	(9,560)	(22,568)
Other income (expense), net	(5,771)	(29,476)	(20,012)	(67,970)
Income (loss) before income taxes	110,084	133,327	124,321	202,731
Income tax expense (benefit)	22,251	18,962	27,908	28,989
Income (loss) from equity method investments	(908)	(921)	(1,806)	(1,091)
Net income (loss)	$86,925	$113,444	$94,607	$172,651

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.19	$0.24	$0.21	$0.37
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.19	$0.24	$0.20	$0.37

Weighted average common shares outstanding Class A, B and C common stock
Basic	454,322	470,002	456,357	464,831
Diluted	464,141	473,116	466,143	467,730
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$86,925	$113,444	$94,607	$172,651
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,974)	(7,499)	(40,499)	(421)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(10,907) and $(4,900) for the three months ended September 30, 2022 and 2021, respectively, and $(20,086) and $(4,194) for the six months ended September 30, 2022 and 2021, respectively.	49,412	15,468	91,894	11,723
Gain (loss) on intra-entity foreign currency transactions	(16,010)	(2,295)	(29,544)	353
Total other comprehensive income (loss)	16,428	5,674	21,851	11,655
Comprehensive income (loss)	$103,353	$119,118	$116,458	$184,306
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	188,625	$63	34,450	$11	245,144	$81	$1,084,018	$806,140	$(43,603)	$1,846,710
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(52)	—	—	(920)	—	(920)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	7,900	3	1,790	—	—	1,793
Stock-based compensation expense	—	—	—	—	—	—	11,048	—	—	11,048
Comprehensive income (loss)	—	—	—	—	—	—	—	113,444	5,674	119,118
Balance as of September 30, 2021	188,645	$63	34,450	$11	252,992	$84	$1,096,856	$918,664	$(37,929)	$1,977,749

Balance as of March 31, 2021	188,622	$62	34,450	$11	233,935	$78	$1,072,401	$747,231	$(49,584)	$1,770,199
Exercise of stock options	3	—	—	—	4	—	17	—	—	17
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(63)	—	—	(1,218)	—	(1,218)
Issuance of Class A Common Stock, net of forfeitures	20	1	—	—	—	—	—	—	—	1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	19,116	6	1,858	—	—	1,864
Stock-based compensation expense	—	—	—	—	—	—	22,580	—	—	22,580
Comprehensive income (loss)	—	—	—	—	—	—	—	172,651	11,655	184,306
Balance as of September 30, 2021	188,645	$63	34,450	$11	252,992	$84	$1,096,856	$918,664	$(37,929)	$1,977,749

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	188,669	$63	34,450	$11	232,026	$77	$1,108,988	$654,599	$(34,663)	$1,729,075
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(450)	—	(450)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Class C Common Stock repurchased	—	—	—	—	(3,244)	(1)	(250)	(24,749)	—	(25,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	230	—	1,022	—	—	1,022
Stock-based compensation expense	—	—	—	—	—	—	8,333	—	—	8,333
Comprehensive income (loss)	—	—	—	—	—	—	—	86,925	16,428	103,353
Balance as of September 30, 2022	188,689	$63	34,450	$11	229,012	$76	$1,118,093	$716,325	$(18,235)	$1,816,333

Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(802)	—	(802)
Class C Common Stock repurchased	—	—	—	—	(9,913)	(3)	49,409	(99,406)	—	(50,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	453	—	2,015	—	—	2,015
Stock-based compensation expense	—	—	—	—	—	—	19,708	—	—	19,708
Comprehensive income (loss)	—	—	—	—	—	—	—	94,607	21,851	116,458
Balance as of September 30, 2022	188,689	$63	34,450	$11	229,012	$76	$1,118,093	$716,325	$(18,235)	$1,816,333
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$94,607	$172,651
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	68,007	72,335
Unrealized foreign currency exchange rate (gain) loss	16,338	(2,349)
Loss on extinguishment of senior convertible notes	—	58,526
Loss on disposal of property and equipment	1,074	2,049
Non-cash restructuring and impairment charges	—	6,302
Amortization of bond premium and debt issuance costs	1,096	14,629
Stock-based compensation	19,708	22,581
Deferred income taxes	(2,021)	(23,405)
Changes in reserves and allowances	4,452	(9,953)
Changes in operating assets and liabilities:
Accounts receivable	(90,331)	(29,586)
Inventories	(266,824)	14,956
Prepaid expenses and other assets	(15,486)	(26,033)
Other non-current assets	(36,932)	32,712
Accounts payable	167,149	43,179
Accrued expenses and other liabilities	19,034	(1,432)
Customer refund liability	(5,475)	(18,123)
Income taxes payable and receivable	23,105	31,417
Net cash provided by (used in) operating activities	(2,499)	360,456
Cash flows from investing activities
Purchases of property and equipment	(93,864)	(49,195)
Sale of property and equipment	—	852
Earn-out from the sale of MyFitnessPal platform	35,000	—
Net cash provided by (used in) investing activities	(58,864)	(48,343)
Cash flows from financing activities
Payments on long-term debt and revolving credit facility	—	(506,280)
Proceeds from capped call	—	91,722
Common Shares repurchased	(50,000)	—
Employee taxes paid for shares withheld for income taxes	(803)	(1,322)
Proceeds from exercise of stock options and other stock issuances	2,015	1,881
Net cash provided by (used in) financing activities	(48,788)	(413,999)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43,962)	8,608
Net increase (decrease) in cash, cash equivalents and restricted cash	(154,113)	(93,278)
Cash, cash equivalents and restricted cash
Beginning of period	1,022,126	1,359,680
End of period	$868,013	$1,266,402

Non-cash investing and financing activities
Change in accrual for property and equipment	$866	$(3,278)

Reconciliation of cash, cash equivalents and restricted cash	September 30, 2022	September 30, 2021
Cash and cash equivalents	$853,652	$1,253,706
Restricted cash	14,361	12,696
Total cash, cash equivalents and restricted cash	$868,013	$1,266,402
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
Fiscal Year End Change
As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company's current fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there was no Fiscal 2022.
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
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Fiscal 2021"), filed with the SEC on February 23, 2022 ("Annual Report on Form 10-K for Fiscal 2021"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2022, filed with the SEC on May 9, 2022. The unaudited results for the three and six months ended September 30, 2022, are not necessarily indicative of the results to be expected for Fiscal 2023, or any other portions thereof.
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
As the impacts of major global events, including the COVID-19 pandemic, continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for Fiscal 2021.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs"). There were no ASUs adopted during the first half of Fiscal 2023.
Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. ASU 2022-04, with the exception of the rollforward requirement, is effective for fiscal years beginning after December 15, 2022 and should be applied retrospectively to all periods for which a balance sheet is presented. The rollforward requirement is effective for fiscal years beginning after December 15, 2023 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of September 30, 2022, including reasonable and supportable estimates of future risk.
The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance at March 31, 2022	$7,113	$7,029
Increases (decreases) to costs and expenses	139	—
Write-offs, net of recoveries	(851)	—
Balance at September 30, 2022	$6,401	$7,029
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of September 30, 2022	As of March 31, 2022
Leasehold and tenant improvements	$456,260	$461,394
Furniture, fixtures and displays	265,161	263,749
Buildings	48,599	48,382
Software	360,640	339,722
Office equipment	130,024	132,452
Plant equipment	178,188	178,188
Land	83,626	83,626
Construction in progress (1)	110,782	64,869
Other	13,079	5,751
Subtotal property and equipment	1,646,359	1,578,133
Accumulated depreciation	(1,009,613)	(976,768)
Property and equipment, net	$636,746	$601,365
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment for the three and six months ended September 30, 2022 was $33.2 million and $67.1 million, respectively (three and six months ended September 30, 2021: $36.7 million and $72.5 million, respectively).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three and six months ended September 30, 2022 and 2021.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations, for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Operating lease costs	$36,010	$35,630	$71,565	$72,038
Variable lease costs	$4,360	$4,650	$7,983	$9,105
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2022	As of March 31, 2022
Weighted average remaining lease term (in years)	8.24	8.69
Weighted average discount rate	4.26%	3.72%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Operating cash outflows from operating leases	$42,254	$44,161	$84,119	$89,126
Leased assets obtained in exchange for new operating lease liabilities	$87,971	$5,348	$107,560	$14,322
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of September 30, 2022:

Fiscal year ending March 31,
2023 (six months ending)	$79,425
2024	165,195
2025	145,072
2026	113,355
2027	95,046
2028 and thereafter	397,650
Total lease payments	$995,743
Less: Interest	158,532
Total present value of lease liabilities	$837,211
As of September 30, 2022, the Company has additional operating lease obligations that have not yet commenced of approximately $3.3 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2022	$301,371	$105,053	$85,084	$—	$491,508
Effect of currency translation adjustment	—	(14,195)	(8,981)	—	(23,176)
Balance as of September 30, 2022	$301,371	$90,858	$76,103	$—	$468,332

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

		As of September 30, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,303)	$233
Customer relationships	2-6	8,070	(3,395)	4,675
Lease-related intangible assets	1-15	9,022	(8,860)	162
Other	5-10	475	(451)	24
Total		$20,103	$(15,009)	$5,094
Indefinite-lived intangible assets				4,197
Intangible assets, net				$9,291

		As of March 31, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,103)	$433
Customer relationships	2-6	8,552	(2,893)	5,659
Lease-related intangible assets	1-15	9,112	(8,892)	220
Other	5-10	475	(427)	48
Total		$20,675	$(14,315)	$6,360
Indefinite-lived intangible assets				4,220
Intangible assets, net				$10,580

Amortization expense, which is included in selling, general and administrative expenses, for the three and six months ended September 30, 2022 was $0.5 million and $0.9 million, respectively (three and six months ended September 30, 2021: $0.5 million and $1.0 million, respectively).
The following is the estimated amortization expense for the Company's intangible assets as of September 30, 2022:

Fiscal year ending March 31,
2023 (six months ending)	$949
2024	1,443
2025	1,404
2026	1,289
2027	9
2028 and thereafter	—
Total amortization expense of intangible assets	$5,094

NOTE 8. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

	As of September 30, 2022	As of March 31, 2022
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(941)	(1,067)
Unamortized debt issuance costs - Convertible Senior Notes	(472)	(677)
Unamortized debt issuance costs - Senior Notes	(1,997)	(2,266)
Unamortized debt issuance costs - Credit facility	(4,127)	(4,623)
Total amount outstanding	673,382	672,286
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—

Non-current portion of long-term debt	$673,382	$672,286
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of September 30, 2022 and March 31, 2022, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2022, there were $4.5 million of letters of credit outstanding (March 31, 2022: $4.5 million).
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
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit the Company's ability to, among other things: incur additional secured and unsecured indebtedness; pledge the assets as security; make investments, loans, advances, guarantees and acquisitions (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments.
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of September 30, 2022, the Company was in compliance with the applicable covenants.

In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japaneses Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2022, the commitment fee was 15 basis points.
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
Interest Expense
Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Interest expense, net, for the three and six months ended September 30, 2022 was $3.6 million and $9.6 million, respectively (three and six months ended September 30, 2021: $9.3 million and $22.6 million, respectively).
Maturity of Long Term Debt
The following are the scheduled maturities of long term debt as of September 30, 2022:

Fiscal year ending March 31,
2023 (six months ending)	$—
2024	—
2025	80,919
2026	—
2027	600,000
2028 and thereafter
Total scheduled maturities of long term debt	$680,919

Current maturities of long term debt	$—
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
The operative complaint (the Third Amended Complaint or the "TAC") in the Consolidated Securities Action, was filed on October 14, 2020. The TAC asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), against the Company and Mr. Plank and under Section 20A of the Exchange Act against Mr. Plank. The TAC alleges that the defendants supposedly concealed purportedly declining consumer demand for certain of the Company's products between the third quarter of 2015 and the fourth quarter of 2016 by making allegedly false and misleading statements regarding the Company's performance and future prospects and by engaging in undisclosed and allegedly improper sales and accounting practices, including shifting sales between quarterly periods allegedly to appear healthier. The TAC also alleges that the defendants purportedly failed to disclose that the Company was under investigation by and cooperating with the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission (the "SEC") since July 2017. The class period identified in the TAC is September 16, 2015 through November 1, 2019.

Discovery in the Consolidated Securities Action commenced on June 4, 2021 and is currently ongoing. On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC. On December 1, 2021, the plaintiffs filed a motion seeking, among other things, certification of the class they are seeking to represent in the Consolidated Securities Action. On September 29, 2022, the court granted the plaintiffs' class certification motion.
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
The consolidated complaint includes allegations challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products, as well as stock sales by certain individual defendants. The consolidated complaint also makes allegations related to the Company's 2014 purchase from entities controlled by Mr. Plank (through Sagamore) of certain parcels of land to accommodate the Company's growth needs, which was approved by the Audit Committee of the Company's Board of Directors in accordance with the Company's policy on transactions with related persons.
On March 29, 2019, the court in the consolidated Kenney action granted the Company's and the defendants' motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims to those asserted in the Kenney action relating to the Company's purchase of parcels in Port Covington (which derivative action has since been dismissed in its entirety).
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
In September 2022, the Consolidated State Derivative Action was reopened, with a docket entry indicating that it had been closed in error. Also in September 2022, the court issued an order striking the appearance of Kenneth W. Ravenell as counsel for Kenney and warning that if new Maryland counsel has not entered an appearance within fifteen days after Kenney’s receipt of such notice, the case might be dismissed. On October 19, 2022, the court dismissed the Kenney action and ordered that the Kenney action and all consolidated cases be closed. On October 28, 2022, Plaintiffs filed a motion to vacate the order of dismissal. That motion is currently pending.
The Company believes that the claims asserted in the Consolidated State Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
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
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. As of September 30, 2022, the Company has estimated its liability and recorded $20 million in respect of certain ongoing legal proceedings summarized above. The timing of the resolution is unknown and the amount of loss ultimately incurred in connection with these matters may be substantially higher or lower than the amount accrued for these matters, and the Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. Legal proceedings for which no accrual has been established are disclosed to the extent required by ASC 450.
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
NOTE 10. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of September 30, 2022. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and have a par value of $0.0003 1/3 per share as of September 30, 2022. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the three months ended September 30, 2022, the Company entered into a master confirmation, including a supplemental confirmation (the "August ASR Agreement"), of an accelerated share repurchase transaction with HSBC Bank USA, national Association ("HSBC") to repurchase $25.0 million of the Company's Class C Common Stock, and received a total of 3.2 million shares of Class C Common Stock from HSBC, which were immediately retired. As a result, $24.7 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the six months ended September 30, 2022, pursuant to the August ASR Agreement and the previously disclosed accelerated share repurchase transactions that the Company entered into in February 2022 and May 2022 (together with the August ASR Agreement, the "ASR Agreements"), the Company repurchased 9.9 million shares of Class C Common Stock, which were immediately retired. As a result, $99.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of September 30, 2022, the Company has repurchased $350 million or 26.1 million outstanding shares of its Class C Common Stock under its share repurchase program. The number of shares was determined based on the average of the Rule 10b-18 volume-weighted average prices of the Company’s Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the ASR Agreements.

NOTE 11. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Apparel	$1,038,268	$1,058,231	$1,906,696	$1,932,424
Footwear	375,885	329,718	723,136	672,359
Accessories	111,117	126,345	207,948	237,848
Net Sales	1,525,270	1,514,294	2,837,780	2,842,631
License revenues	33,123	31,099	61,258	54,360
Corporate Other	15,492	139	23,904	75
Total net revenues	$1,573,885	$1,545,532	$2,922,942	$2,897,066

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Wholesale	$948,154	$910,655	$1,739,840	$1,678,266
Direct-to-consumer	577,116	603,639	1,097,940	1,164,365
Net Sales	1,525,270	1,514,294	2,837,780	2,842,631
License revenues	33,123	31,099	61,258	54,360
Corporate Other	15,492	139	23,904	75
Total net revenues	$1,573,885	$1,545,532	$2,922,942	$2,897,066
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

	As of September 30, 2022	As of March 31, 2022
Customer refund liability	$155,021	$159,628
Inventory associated with the reserves	$39,968	$44,291
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2022 and March 31, 2022, contract liabilities were $29.7 million and $35.3 million, respectively.
For the three and six months ended September 30, 2022, the Company recognized approximately $1.3 million and $6.1 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2022. During the three and six months ended September 30, 2021, the Company recognized approximately $1.7 million and $6.5 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2021. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment. Commissions related to subscription revenue are capitalized and recognized over the subscription period.

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
Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available. No adjustments were made during the three and six months ended September 30, 2022.
All restructuring and related impairment charges are included in the Company's Corporate Other segment. A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

	Employee Related Costs	Contract Exit Costs
Balance at March 31, 2022	$2,672	$78,237
Net additions (recoveries) charged to expense	—	—
Cash payments	(1,057)	(73,337)
Foreign exchange and other	(62)	(1,821)
Balance at September 30, 2022	$1,553	$3,079

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for the three and six months ended September 30, 2022 of $2.6 million and $4.2 million, respectively (three and six months ended September 30, 2021: $1.7 million and $4.2 million, respectively).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of September 30, 2022 and March 31, 2022, the Deferred Compensation Plan obligations were $11.6 million and $14.2 million, respectively, and were included in other long term liabilities on the Condensed Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of September 30, 2022 and March 31, 2022, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $6.8 million and $8.4 million, respectively. These assets are consolidated and are included in other long term assets on the Condensed Consolidated Balance Sheets. Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2029. As of September 30, 2022, 8.3 million Class A shares and 25.2 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and six months ended September 30, 2022 was $8.3 million and $19.7 million, respectively (three and six months ended September 30, 2021: $11.0 million and $22.6 million, respectively). As of September 30, 2022, the Company had $84.9 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.28 years. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of September 30, 2022.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of September 30, 2022, 2.7 million Class A shares and 1.4 million Class C shares are available for future purchases under the ESPP. During the three and six months ended September 30, 2022, 171.6 thousand and 293.0 thousand Class C shares were purchased under the ESPP, respectively (three and six months ended September 30, 2021: 58.0 thousand and 118.9 thousand, respectively).
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
Total stock-based compensation expense related to these awards for the three and six months ended September 30, 2022 was $0.8 million and $1.7 million, respectively (three and six months ended September 30, 2021: $0.9 million and $1.8 million, respectively). As of September 30, 2022, we had $6.0 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 2.07 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the six months ended September 30, 2022 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2022	1,578	$19.44	5.82	$217
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2022	1,578	$19.44	5.32	$—
Options exercisable at September 30, 2022	1,369	$19.92	5.06	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the six months ended September 30, 2022 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	7,807	$16.57
Granted	1,997	9.14
Forfeited	(1,486)	15.52
Vested	(409)	16.73
Outstanding at September 30, 2022	7,909	$14.88

Included in the table above are 1.2 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the three months ended June 30, 2022. The performance-based restricted stock units awarded have a weighted average fair value of $9.13 and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets. During the three and six months ended September 30, 2022, the Company deemed the achievement of these targets probable and recorded $0.9 million and $1.3 million, respectively, of compensation expense related to these awards.

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

The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	September 30, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$104,954	$—	$—	$988	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$6,820	$—	$—	$8,379	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(11,649)	$—	$—	$(14,230)	$—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent unrealized gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts' settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The fair value of the TOLI policies held by the Rabbi Trust are based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"), which represent the underlying liabilities to participants in the Deferred Compensation Plan. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants' selected investments.
The fair value of long term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
As of September 30, 2022 and March 31, 2022, the fair value of the Convertible Senior Notes was $78.5 million and $126.6 million, respectively.
As of September 30, 2022 and March 31, 2022, the fair value of the Senior Notes was $519.2 million and $580.0 million, respectively.
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2022, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	September 30, 2022	March 31, 2022
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$86,361	$11,561
Foreign currency contracts	Other long term assets	28,612	2,730
Total derivative assets designated as hedging instruments		$114,973	$14,291

Foreign currency contracts	Other current liabilities	$2,994	$11,209
Foreign currency contracts	Other long term liabilities	649	3,645
Total derivative liabilities designated as hedging instruments		$3,643	$14,854

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$13,074	$4,412
Total derivative assets not designated as hedging instruments		$13,074	$4,412

Foreign currency contracts	Other current liabilities	$1,797	$1,213
Total derivative liabilities not designated as hedging instruments		$1,797	$1,213

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,573,885	$13,697	$1,545,532	$(1,953)	$2,922,942	$20,251	$2,897,066	$(4,330)
Cost of goods sold	$860,051	$(891)	$757,428	$(3,947)	$1,578,911	$(2,839)	$1,440,141	$(6,368)
Interest income (expense), net	$(3,555)	$(9)	$(9,261)	$(9)	$(9,560)	$(18)	$(22,568)	$(18)
Other income (expense), net	$(5,771)	$—	$(29,476)	$—	$(20,012)	$—	$(67,970)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of June 30, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$51,693	$73,116	$12,806	$112,003
Interest rate swaps	(486)	—	(9)	(477)
Total designated as cash flow hedges	$51,207	$73,116	$12,797	$111,526

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$129,374	$17,412	$112,003
Interest rate swaps	(495)	—	(18)	$(477)
Total designated as cash flow hedges	$(454)	$129,374	$17,394	$111,526

	Balance as of June 30, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(20,346)	$14,459	$(5,900)	$13
Interest rate swaps	(522)	—	(9)	(513)
Total designated as cash flow hedges	$(20,868)	$14,459	$(5,909)	$(500)

	Balance as of March 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(15,886)	$5,202	$(10,697)	$13
Interest rate swaps	(531)	—	(18)	(513)
Total designated as cash flow hedges	$(16,417)	$5,202	$(10,715)	$(500)

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended September 30,				Six months ended September 30,
	2022		2021		2022		2021
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(5,771)	$(849)	$(29,476)	$(2,382)	$(20,012)	$(4,851)	$(67,970)	$(460)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2022 and March 31, 2022 the aggregate notional value of the Company's outstanding cash flow hedges was $1,262.5 million and $1,096.5 million, respectively, with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2022 and March 31, 2022, the total notional value of the Company's outstanding undesignated derivative instruments was $341.8 million and $228.4 million, respectively.
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
The effective rates for income taxes were 20.2% and 14.2% for the three months ended September 30, 2022 and 2021, respectively. The change in the Company’s effective tax rate was primarily driven by the proportion of foreign earnings subject to tax and related valuation allowances in each period, as well as one time discrete benefits recorded in the three months ended September 30, 2021.
The effective rates for income taxes were 22.4% and 14.3% for the six months ended September 30, 2022 and 2021, respectively. The change in the Company’s effective tax rate was primarily driven by the proportion of foreign earnings subject to tax and related valuation allowances in each period, as well as one time discrete benefits recorded in the six months ended September 30, 2021.
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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2021, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of September 30, 2022, the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States federal and the majority of the United States state deferred tax assets. Accordingly, the Company continues to maintain a valuation allowance on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against a portion of foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecast for the United States indicates that it is reasonably possible that additional deferred taxes could be realizable during the current fiscal year-end based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of all or a portion of previously recorded valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021(1)	2022	2021(1)
Numerator
Net income (loss) - Basic	$86,925	$113,444	$94,607	$172,651
Interest on Convertible Senior Notes due 2024, net of tax (2)	225	—	449	—
Net income (loss) - Diluted	$87,150	$113,444	$95,056	$172,651
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	454,322	470,002	456,357	464,831
Dilutive effect of Class A, B, and C securities (2)	1,577	3,114	1,544	2,899
Dilutive effect of Convertible Senior Notes due 2024 (2)	8,242	—	8,242	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	464,141	473,116	466,143	467,730

Class A and Class C securities excluded as anti-dilutive (3)	7,712	458	8,085	782

Basic net income (loss) per share of Class A, B and C common stock	$0.19	$0.24	$0.21	$0.37
Diluted net income (loss) per share of Class A, B and C common stock	$0.19	$0.24	$0.20	$0.37
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
(3) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company excludes certain corporate costs from its segment profitability measures. The Company reports these costs within Corporate Other, along with the revenue and costs related to the Company's MapMyRun and MapMyRide platforms (collectively "MMR") and other digital business opportunities, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Furthermore, the majority of the costs included within Corporate Other consist largely of general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain, innovation and other corporate support functions; costs related to the Company's global assets and global marketing; costs related to the Company's headquarters, such as restructuring charges; and certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenues
North America	$1,011,823	$1,035,862	$1,921,179	$1,941,355
EMEA	262,679	241,201	467,860	448,425
Asia-Pacific	225,729	211,950	402,394	404,319
Latin America	58,162	56,380	107,605	102,892
Corporate Other	15,492	139	23,904	75
Total net revenues	$1,573,885	$1,545,532	$2,922,942	$2,897,066

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating income (loss)
North America	$209,206	$292,367	$399,130	$518,136
EMEA	35,895	41,772	54,076	81,664
Asia-Pacific	46,134	40,529	66,079	64,575
Latin America	7,177	10,831	13,411	16,832
Corporate Other	(179,002)	(213,435)	(378,803)	(387,938)
Total operating income (loss)	119,410	172,064	153,893	293,269
Interest expense, net	(3,555)	(9,261)	(9,560)	(22,568)
Other income (expense), net	(5,771)	(29,476)	(20,012)	(67,970)
Income (loss) before income taxes	$110,084	$133,327	$124,321	$202,731

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
All dollar and percentage comparisons made herein refer to the three and six months ended September 30, 2022 compared with the three and six months ended September 30, 2021, unless otherwise noted.
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
During the three months ended September 30, 2022, we faced a challenging retail environment that included increased promotions and discounting, elevated freight expenses, ongoing COVID-19 related impacts in China and further negative impacts from changes in foreign currency rates.

Quarterly Results
Financial highlights for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 include:
•Total net revenues increased 1.8%.
•Within our channels, wholesale revenue increased 4.1% and direct-to-consumer revenue decreased 4.4%.
•Within our product categories, apparel revenue decreased 1.9%, footwear revenue increased 14.0%, and accessories revenue decreased 12.1%.
•Net revenue decreased 2.3% in North America, increased 8.9% in EMEA, increased 6.5% in Asia-Pacific, and increased 3.2% in Latin America.
•Gross margin decreased 560 basis points to 45.4%.
•Selling, general and administrative expenses decreased 0.8%.
COVID-19 Update
The COVID-19 pandemic has caused, and we expect will continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors.
For instance, the COVID-19 pandemic has caused global logistical challenges, including increased freight costs, shipping container shortages, transportation delays, labor shortages and port congestion. These challenges have disrupted some of our normal inbound and outbound inventory flow, which has required us to incur increased freight costs, and caused us to make strategic decisions working with certain of our vendors and customers to cancel orders affected by capacity issues and supply chain delays. During the three months ended September 30, 2022, the pandemic continued to cause temporary closures and placed certain restrictions on our Brand and Factory House stores and distribution centers in China. We expect these challenges and related impacts to negatively impact our financial results in Fiscal 2023.
Moreover, governments worldwide continue to periodically impose preventative and protective actions, such as temporary travel bans, forced business closures, and stay-at-home orders, all in an effort to reduce the spread of the virus. Ongoing impacts of the COVID-19 pandemic and related preventative and protective actions in China during the three months ended September 30, 2022 have negatively impacted consumer traffic and demand and may continue to negatively impact our financial results. However, such government measures are not implemented consistently or simultaneously around the world, thus making our business susceptible to volatility on a global and regional basis. We believe we may continue to experience varying degrees of volatility, business disruptions and periods of closure of our stores, distribution centers and corporate facilities. Although, as of September 30, 2022, substantially all of our Brand and Factory House stores and the stores of our wholesale customers were open, some of these retail stores in China were operating with restrictive and precautionary measures in place such as reduced operating hours, physical distancing, enhanced cleaning and sanitation, and limited occupancy levels.
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
Effects of Inflation and Other Global Events
Our business could be impacted by continued or increasing inflation in key global markets, including the United States and Europe, and fluctuations in foreign currency exchange rates. In March 2022, we announced our decision to no longer ship our products for sale in Russia as a result of the ongoing conflict with Ukraine. We do not believe this will have a material impact on our revenues. However, we continue to monitor the broader impacts of the Russia Ukraine conflict on the global economy, including its effect on inflationary pressures and the price of oil globally. See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially harm our sales, profitability and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Item 1A of our Annual Report on Form 10-K for Fiscal 2021.
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
Fiscal Year End Change
As previously disclosed, we changed our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Our current fiscal year will run from April 1, 2022 through March 31, 2023 (Fiscal 2023). Consequently, there was no Fiscal 2022.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three months ended September 30,		Six months ended September 30,
(In thousands)	2022	2021	2022	2021
Net revenues	$1,573,885	$1,545,532	$2,922,942	$2,897,066
Cost of goods sold	860,051	757,428	1,578,911	1,440,141
Gross profit	713,834	788,104	1,344,031	1,456,925
Selling, general and administrative expenses	594,424	599,384	1,190,138	1,144,387
Restructuring and impairment charges	—	16,656	—	19,269
Income (loss) from operations	119,410	172,064	153,893	293,269
Interest income (expense), net	(3,555)	(9,261)	(9,560)	(22,568)
Other income (expense), net	(5,771)	(29,476)	(20,012)	(67,970)
Income (loss) before income taxes	110,084	133,327	124,321	202,731
Income tax expense (benefit)	22,251	18,962	27,908	28,989
Income (loss) from equity method investments	(908)	(921)	(1,806)	(1,091)
Net income (loss)	$86,925	$113,444	$94,607	$172,651

	Three months ended September 30,		Six months ended September 30,
(As a percentage of net revenues)	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.6%	49.0%	54.0%	49.7%
Gross profit	45.4%	51.0%	46.0%	50.3%
Selling, general and administrative expenses	37.8%	38.8%	40.7%	39.5%
Restructuring and impairment charges	—%	1.1%	—%	0.7%
Income (loss) from operations	7.6%	11.1%	5.3%	10.1%
Interest income (expense), net	(0.2)%	(0.6)%	(0.3)%	(0.8)%
Other income (expense), net	(0.4)%	(1.9)%	(0.7)%	(2.3)%
Income (loss) before income taxes	7.0%	8.6%	4.3%	7.0%
Income tax expense (benefit)	1.4%	1.2%	1.0%	1.0%
Loss from equity method investment	(0.1)%	(0.1)%	(0.1)%	—%
Net income (loss)	5.5%	7.3%	3.2%	6.0%

Revenues
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions, other digital business opportunities and advertising. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products.
The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three months ended September 30,				Six months ended September 30,
(In thousands)	2022	2021	Change $	Change %(1)	2022	2021	Change $	Change %(1)
Net Revenues by Product Category
Apparel	$1,038,268	$1,058,231	$(19,963)	(1.9)%	$1,906,696	$1,932,424	$(25,728)	(1.3)%
Footwear	375,885	329,718	46,167	14.0%	723,136	672,359	50,777	7.6%
Accessories	111,117	126,345	(15,228)	(12.1)%	207,948	237,848	(29,900)	(12.6)%
Net Sales	1,525,270	1,514,294	10,976	0.7%	2,837,780	2,842,631	(4,851)	(0.2)%
License revenues	33,123	31,099	2,024	6.5%	61,258	54,360	6,898	12.7%
Corporate Other (2)	15,492	139	15,353	N/M	23,904	75	23,829	N/M
Total net revenues	$1,573,885	$1,545,532	$28,353	1.8%	$2,922,942	$2,897,066	$25,876	0.9%

Net Revenues by Distribution Channel
Wholesale	$948,154	$910,655	$37,499	4.1%	$1,739,840	$1,678,266	$61,574	3.7%
Direct-to-consumer	577,116	603,639	(26,523)	(4.4)%	1,097,940	1,164,365	(66,425)	(5.7)%
Net Sales	1,525,270	1,514,294	10,976	0.7%	2,837,780	2,842,631	(4,851)	(0.2)%
License revenues	33,123	31,099	2,024	6.5%	61,258	54,360	6,898	12.7%
Corporate Other (2)	15,492	139	15,353	N/M	23,904	75	23,829	N/M
Total net revenues	$1,573,885	$1,545,532	$28,353	1.8%	$2,922,942	$2,897,066	$25,876	0.9%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net sales
Net sales increased by $11.0 million, or 0.7%, to $1,525.3 million during the three months ended September 30, 2022, from $1,514.3 million during the three months ended September 30, 2021. Apparel decreased primarily due to the impact of foreign exchange rates and lower average selling prices, partially offset by higher unit sales. Footwear increased primarily due to higher units sales, partially offset by lower average selling prices. Accessories decreased primarily due to unfavorable product mix, lower units sales and the impact of foreign exchange rates. From a channel perspective, the increase in net sales was due to an increase in wholesale, partially offset by a decrease in direct-to-consumer.
Net sales decreased by $4.9 million, or 0.2%, to $2,837.8 million during the six months ended September 30, 2022, from $2,842.6 million during the six months ended September 30, 2021. Apparel decreased primarily due to the impact of foreign exchange rates and lower average selling prices, partially offset by higher unit sales. Footwear increased primarily due to higher units sales, partially offset by lower average selling prices and the impact of foreign exchange rates. Accessories decreased primarily due to lower units sales, unfavorable product mix and the impact of foreign exchange rates. From a channel perspective, the decrease in net sales was due to a decrease in direct-to-consumer, partially offset by an increase in wholesale.
License revenues
License revenues increased by $2.0 million, or 6.5%, to $33.1 million during the three months ended September 30, 2022, from $31.1 million during the three months ended September 30, 2021, driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in the North America region.

License revenues increased by $6.9 million, or 12.7%, to $61.3 million during the six months ended September 30, 2022, from $54.4 million during the six months ended September 30, 2021, driven by higher demand and improved business and financial conditions of our licensees. The increased revenue was primarily from our licensing partners in the Asia-Pacific and North America regions.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.2 million and $38.1 million for the three and six months ended September 30, 2022 (three and six months ended September 30, 2021: $13.8 million and $40.0 million, respectively).
Gross profit decreased by $74.3 million to $713.8 million during the three months ended September 30, 2022, as compared to $788.1 million during the three months ended September 30, 2021. Gross profit as a percentage of net revenues, or gross margin, decreased to 45.4% from 51.0%. This decrease in gross margin of 560 basis points was primarily driven by negative impacts of approximately:
•300 basis points from higher promotions and discounting;
•100 basis points of supply chain impact mainly due to elevated freight costs;
•70 basis points from unfavorable channel impacts;
•50 basis points of negative effects from changes in foreign currency; and
•30 basis points from unfavorable product mix due to the strength of footwear sales.

Gross profit decreased by $112.9 million to $1,344.0 million during the six months ended September 30, 2022, as compared to $1,456.9 million during the six months ended September 30, 2021. Gross profit as a percentage of net revenues, or gross margin, decreased to 46.0% from 50.3%. This decrease in gross margin of 430 basis points was primarily driven by negative impacts of approximately:
•190 basis points from higher promotions and discounting versus last year;
•130 basis points from supply chain impact mainly due to elevated freight costs;
•80 basis points from unfavorable channel, regional and product mix; and
•30 basis points of negative impact from changes in foreign currency.

We expect higher discounting and promotional activities and foreign exchange rate impacts to continue to negatively impact our gross margin for the next few quarters.
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

	Three months ended September 30,				Six months ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Selling, General and Administrative Expenses	$594,424	$599,384	$(4,960)	(0.8)%	$1,190,138	$1,144,387	$45,751	4.0%
Selling, general and administrative expenses decreased by $5.0 million, or 0.8%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Within selling, general and administrative expense:
•Marketing costs decreased $23.6 million or 14.1%, due to lower marketing activity during the period. As a percentage of net revenues, marketing costs decreased to 9.1% from 10.8%.
•Other costs increased $18.6 million or 4.3%, primarily driven by higher litigation related accrual, promotion and selling expenses, travel-related expenses and distribution expenses. As a percentage of net revenues, other costs increased to 28.6% from 28.0%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 37.8% during the three months ended September 30, 2022 as compared to 38.8% during the three months ended September 30, 2021.
Selling, general and administrative expenses increased by $45.8 million, or 4.0%, during the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. Within selling, general and administrative expense:
•Marketing costs decreased $8.9 million or 2.9%, due to lower marketing activity during the period. As a percentage of net revenues, marketing costs decreased to 10.2% from 10.6%.
•Other costs increased $54.6 million or 6.5%, primarily driven by higher litigation related accrual, compensation expenses, other promotion and selling expenses and travel-related expenses. As a percentage of net revenues, other costs increased to 30.6% from 28.9%.
As a percentage of net revenues, selling, general and administrative expenses increased to 40.7% during the six months ended September 30, 2022 as compared to 39.5% during the six months ended September 30, 2021.
Restructuring and Impairment Charges

	Three months ended September 30,				Six months ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Restructuring and Impairment Charges	$—	$16,656	$(16,656)	(100.0)%	$—	$19,269	$(19,269)	(100.0)%
Restructuring and impairment charges within our operating expenses were $16.7 million and $19.3 million during the three and six months ended September 30, 2021, respectively. No charges have been recorded during the three and six months ended September 30, 2022. See Note 12 to our Condensed Consolidated Financial Statements.
Interest Expense, net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three months ended September 30,				Six months ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Interest expense, net	$3,555	$9,261	$(5,706)	(61.6)%	$9,560	$22,568	$(13,008)	(57.6)%
Interest expense, net decreased by $5.7 million to $3.6 million during the three months ended September 30, 2022. This was primarily due to an increase in interest income and a reduction in interest expense on our

Convertible Senior Notes as a result of repurchasing approximately $419.1 million in aggregate principal amount during Fiscal 2021.
Interest expense, net decreased by $13.0 million to $9.6 million during the six months ended September 30, 2022. This was primarily due to an increase in interest income and a reduction in interest expense on our Convertible Senior Notes as a result of repurchasing approximately $419.1 million in aggregate principal amount during Fiscal 2021. See Note 8 to our Condensed Consolidated Financial Statements.
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

	Three months ended September 30,				Six months ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Other income (expense), net	$(5,771)	$(29,476)	$23,705	80.4%	$(20,012)	$(67,970)	$47,958	70.6%
Other expense, net decreased by $23.7 million to $5.8 million during the three months ended September 30, 2022. This was primarily due to a loss of $23.8 million that was recognized during the three months ended September 30, 2021 upon the extinguishment of $169.1 million in principal amount of our Convertible Senior Notes.
Other expense, net decreased by $48.0 million to $20.0 million during the six months ended September 30, 2022. This was primarily due to a loss of $58.5 million that was recognized during the six months ended September 30, 2021 upon the extinguishment of $419.1 million in principal amount of our Convertible Senior Notes. This was partially offset by a $5.3 million increase in losses associated with foreign currency hedges and a $4.4 million increase in losses from changes in foreign currency exchange rates.
Income Tax Expense (Benefit)

	Three months ended September 30,				Six months ended September 30,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Income tax expense (benefit)	$22,251	$18,962	$3,289	17.3%	$27,908	$28,989	$(1,081)	(3.7)%
Income tax expense increased $3.3 million to $22.3 million during the three months ended September 30, 2022 from income tax expense of $19.0 million during the same period in 2021. For the three months ended September 30, 2022, our effective tax rate was 20.2% compared to 14.2% for the same period in 2021. The change in our effective tax rate was primarily driven by the proportion of foreign earnings subject to tax and related valuation allowances in each period, as well as one time discrete benefits recorded in the three months ended September 30, 2021.
Income tax expense decreased $1.1 million to $27.9 million during the six months ended September 30, 2022 from income tax expense of $29.0 million during the same period in 2021. For the six months ended September 30, 2022, our effective tax rate was 22.4% compared to 14.3% for the same period in 2021. The change in our effective tax rate was primarily driven by the proportion of foreign earnings subject to tax and related valuation allowances in each period, as well as one time discrete benefits recorded in the six months ended September 30, 2021.

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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net Revenues

	Three months ended September 30,
(In thousands)	2022	2021	$ Change	% Change(1)
North America	$1,011,823	$1,035,862	$(24,039)	(2.3)%
EMEA	262,679	241,201	21,478	8.9%
Asia-Pacific	225,729	211,950	13,779	6.5%
Latin America	58,162	56,380	1,782	3.2%
Corporate Other (2)	15,492	139	15,353	N/M
Total net revenues	$1,573,885	$1,545,532	$28,353	1.8%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The increase in total net revenues for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was driven by the following:
•Net revenues in our North America region decreased by $24.0 million, or 2.3%, to $1,011.8 million from $1,035.9 million. This was driven by decreases in both our wholesale and direct to consumer channels. Within the direct to consumer channel, net revenues were down due to a decrease in owned and operated retail store sales, partially offset by an increase in e-commerce sales.
•Net revenues in our EMEA region increased by $21.5 million, or 8.9%, to $262.7 million from $241.2 million. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct to consumer channel. Within the direct to consumer channel, net revenues were lower due to decreases in both owned and operated retail store sales and e-commerce sales. Net revenues in our EMEA region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $13.8 million, or 6.5%, to $225.7 million from $212.0 million. This was driven by increases in both our wholesale and direct to consumer channels. Within the direct to consumer channel, net revenues were higher due to an increase in owned and operated retail store sales, partially offset by a decrease in e-commerce sales. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $1.8 million, or 3.2%, to $58.2 million from $56.4 million. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct to consumer channel as we have moved to a distributor operating model for certain countries within this region. Within the direct to consumer channel, net revenues were lower due to a decrease in e-commerce sales, partially offset by an increase in owned and operated retails store sales.
•Net revenues in our Corporate Other non-operating segment increased by $15.4 million to $15.5 million from $0.1 million. This was primarily driven by foreign currency hedge gains related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Operating Income (loss)

	Three months ended September 30,
(In thousands)	2022	2021	$ Change	% Change
North America	$209,206	$292,367	$(83,161)	(28.4)%
EMEA	35,895	41,772	(5,877)	(14.1)%
Asia-Pacific	46,134	40,529	5,605	13.8%
Latin America	7,177	10,831	(3,654)	(33.7)%
Corporate Other (1)	(179,002)	(213,435)	34,433	16.1%
Total operating income (loss)	$119,410	$172,064	$(52,654)	(30.6)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities. Corporate Other also includes expenses related to our central supporting functions.

The decrease in total operating income for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was driven by the following:
•Operating income in our North America region decreased by $83.2 million to $209.2 million from $292.4 million. This was primarily due to a decline in gross profit driven by lower revenues as discussed above, higher promotions and discounting, and higher freight costs.
•Operating income in our EMEA region decreased by $5.9 million to $35.9 million from $41.8 million. This was primarily due to a decline in gross profit, partially offset by a decrease in marketing-related expenses. The decline in gross profit was primarily due to unfavorable channel mix and higher freight costs, partially offset by higher revenues as discussed above.
•Operating income in our Asia-Pacific region increased by $5.6 million to $46.1 million from $40.5 million. This was primarily due to an increase in revenues as discussed above and a decrease in marketing-related expenses, partially offset by an increase in inventory reserves due to excess inventory resulting from COVID-19 supply chain challenges and higher promotions and discounting.
•Operating income in our Latin America region decreased by $3.7 million to $7.2 million from $10.8 million. This was primarily due to a decline in gross profit, driven by higher freight costs.
•Operating loss in our Corporate Other non-operating segment decreased $34.4 million. This was primarily due to gains from foreign currency hedges and no further restructuring charges, partially offset by an increase in litigation expenses.

Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
Net Revenues

	Six months ended September 30,
(In thousands)	2022	2021	$ Change	% Change(1)
North America	$1,921,179	$1,941,355	$(20,176)	(1.0)%
EMEA	467,860	448,425	19,435	4.3%
Asia-Pacific	402,394	404,319	(1,925)	(0.5)%
Latin America	107,605	102,892	4,713	4.6%
Corporate Other (2)	23,904	75	23,829	N/M
Total net revenues	$2,922,942	$2,897,066	$25,876	0.9%
(1) "N/M" = not meaningful
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenues from other digital business opportunities.

The increase in total net revenues for the six months ended September 30, 2022, compared to the six months ended September 30, 2021, was driven by the following:

•Net revenues in our North America region decreased by $20.2 million, or 1.0%, to $1,921.2 million from $1,941.4 million. This was driven by a decrease in our direct to consumer channel, partially offset by an increase in our wholesale channel. Within the direct to consumer channel, net revenues were lower due to a decrease in owned and operated retail store sales, partially offset by an increase in e-commerce sales.
•Net revenues in our EMEA region increased by $19.4 million, or 4.3%, to $467.9 million from $448.4 million. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct to consumer channel. Within our direct to consumer channel, net revenues were lower due to decreases in both e-commerce and owned and operated retail store sales. Net revenues in our EMEA region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region decreased by $1.9 million, or 0.5%, to $402.4 million from $404.3 million. This was driven by an increase in our wholesale and distributor channel and an increase in licensing revenues, partially offset by a decrease in our direct to consumer channel. Within our direct to consumer channel, both e-commerce and owned and operated retail store sales were lower primarily due to COVID-19 related restrictions and limitations, particularly in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $4.7 million, or 4.6%, to $107.6 million from $102.9 million. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct to consumer channel as we have moved to a distributor operating model for certain countries within this region. Within our direct to consumer channel, net revenues were lower due to decreases in both e-commerce and owned and operated retail store sales.
•Net revenues in our Corporate Other non-operating segment increased by $23.8 million to $23.9 million from less than $0.1 million. This was primarily driven by foreign currency hedge gains related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Operating Income (loss)

	Six months ended September 30,
(In thousands)	2022	2021	$ Change	% Change
North America	$399,130	$518,136	$(119,006)	(23.0)%
EMEA	54,076	81,664	(27,588)	(33.8)%
Asia-Pacific	66,079	64,575	1,504	2.3%
Latin America	13,411	16,832	(3,421)	(20.3)%
Corporate Other (1)	(378,803)	(387,938)	9,135	2.4%
Total operating income (loss)	$153,893	$293,269	$(139,376)	(47.5)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities. Corporate Other also includes expenses related to our central supporting functions.

The decrease in total operating income for the six months ended September 30, 2022, compared to the six months ended September 30, 2021, was primarily driven by the following:
•Operating income in our North America region decreased by $119.0 million, to $399.1 million from $518.1 million. This was primarily due to a decline in gross profit, driven by lower revenues as discussed above, higher promotions and discounting and higher freight costs. Additionally, operating income was down as a result of an increase in compensation expenses, selling expenses and facility related expenses.
•Operating income in our EMEA region decreased by $27.6 million to $54.1 million from $81.7 million. This was primarily due to a decline in gross profit, partially offset by a decrease in marketing-related expenses. The decline in gross profit was primarily due to unfavorable channel mix and higher freight costs, partially offset by higher revenues as discussed above.
•Operating income in our Asia-Pacific region increased by $1.5 million to $66.1 million from $64.6 million. This was primarily due to a decrease in marketing-related expenses and facility costs, partially offset by lower gross profit, driven by higher promotions and discounting and lower net revenues as discussed above.

•Operating income in our Latin America region decreased by $3.4 million to $13.4 million from $16.8 million. This was primarily due to higher freight costs and higher marketing-related expenses, partially offset by higher net revenues.
•Operating loss in our Corporate Other non-operating segment decreased $9.1 million. This was primarily due to gains from foreign currency hedges and no further restructuring charges, partially offset by an increase in litigation and consulting expenses.

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
As of September 30, 2022, we had approximately $853.7 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years and, subsequently, we entered into agreements related to accelerated share repurchase transactions to repurchase $300 million, $25 million and $25 million of our Class C Common Stock in February 2022, May 2022 and August 2022, respectively.
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
During the three months ended September 30, 2022, we entered into a master confirmation, including a supplemental confirmation (the "August ASR Agreement"), of an accelerated share repurchase transaction with HSBC Bank USA, National Association ("HSBC") to repurchase $25.0 million of our Class C Common Stock, and received a total of 3.2 million shares of Class C Common Stock from HSBC, which were immediately retired. As a result, $24.7 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the six months ended September 30, 2022, pursuant to the August ASR Agreement and the previously disclosed accelerated share repurchase transactions that we entered into in February 2022 and May 2022 (together with the August ASR Agreement, the "ASR Agreements"), we repurchased 9.9 million shares of Class C Common Stock, which were immediately retired. As a result, $99.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of September 30, 2022, we have repurchased $350 million or 26.1 million outstanding shares of our Class C Common Stock under our share repurchase program. The number of shares was determined based on the average of the Rule 10b-18 volume-weighted average prices of our Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the ASR Agreements.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six months ended September 30,
(In thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(2,499)	$360,456	$(362,955)
Investing activities	(58,864)	(48,343)	(10,521)
Financing activities	(48,788)	(413,999)	365,211
Effect of exchange rate changes on cash and cash equivalents	(43,962)	8,608	(52,570)
Net increase (decrease) in cash and cash equivalents	$(154,113)	$(93,278)	$(60,835)
Operating Activities
Cash flows used in operating activities increased by $363.0 million, as compared to the six months ended September 30, 2021, primarily driven by a decrease in net income before the impact of non-cash items of $110.1 million and a decrease from changes in working capital of $252.9 million.
The changes in working capital were primarily due to the following outflows:
•$281.8 million from changes in inventories;
•$69.6 million from changes other non-current assets; and
•$60.7 million from changes in accounts receivable;
These outflows were partially offset by the following working capital inflows:
•$124.0 million from changes in accounts payable;
•$20.5 million from changes in accrued expenses and other liabilities; and
•$12.6 million resulting from changes in customer refund liabilities.
Investing Activities
Cash flows used in investing activities increased by $10.5 million, as compared to the six months ended September 30, 2021, primarily due to an increase in capital expenditures. This was partially offset by the collection of the earn-out previously recorded in connection with the sale of the MyFitnessPal platform.
Total capital expenditures during the six months ended September 30, 2022 were $93.9 million, or approximately 3% of net revenues, representing a $44.7 million increase from $49.2 million during the six months ended September 30, 2021. During Fiscal 2021, we reduced capital expenditures in response to ongoing uncertainty related to COVID-19. Moving forward, we anticipate capital expenditures to normalize back towards our long-term operating principle of between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices. In April 2021, we unveiled plans to construct a new global headquarters in the Port Covington area of Baltimore, Maryland. Subsequently in May 2022, we announced additional details about our plan to design our new headquarters in line with our long-term sustainability strategy, which includes a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the short term to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities decreased by $365.2 million, as compared to the six months ended September 30, 2021. During the six months ended September 30, 2021, we paid $506.3 million to certain exchanging holders for the exchange of $419.1 million in aggregate principal amount of our 1.50% convertible senior notes. Concurrently with this exchange we terminated certain capped call agreements and in exchange received approximately $91.7 million. During the six months ended September 30, 2022, we paid $50.0 million to repurchase Class C common shares through accelerate share repurchase programs. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of September 30, 2022 and March 31, 2022, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2022, there was $4.5 million of letters of credit outstanding (March 31, 2022: $4.5 million).
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
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit our ability to, among other things: incur additional secured and unsecured indebtedness; pledge the assets as security; make investments, loans, advances, guarantees and acquisitions (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments.
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of September 30, 2022, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2022, the commitment fee was 15 basis points.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended September 30, 2022 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
07/01/2022 to 07/31/2022	—	—	—	—
08/01/2022 to 08/31/2022 (1)	2,604,167	$7.68	2,604,167	$155.0
09/01/2022 to 09/30/2022 (1)	640,100	$7.42	640,100	$150.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 10 to our Condensed Consolidated Financial Statements for details.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. Executive Change in Control Severance Plan*
10.02	Under Armour, Inc. Executive Severance Program*
10.03	Form of Separation Agreement between the Company and Stephanie Pugliese, including General Release.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: November 8, 2022