Form 10-Q
period 2022-12-31
Under Armour, Inc.
filed 2023-02-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of January 31, 2023 there were 188,704,488 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 220,434,032 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	December 31, 2022	March 31, 2022
Assets
Current assets
Cash and cash equivalents	$849,546	$1,009,139
Accounts receivable, net (Note 3)	700,544	702,197
Inventories	1,217,780	824,455
Prepaid expenses and other current assets, net	348,734	297,034
Total current assets	3,116,604	2,832,825
Property and equipment, net (Note 4)	655,612	601,365
Operating lease right-of-use assets (Note 5)	482,947	420,397
Goodwill (Note 6)	479,975	491,508
Intangible assets, net (Note 7)	9,198	10,580
Deferred income taxes (Note 17)	20,237	20,141
Other long-term assets	62,982	76,016
Total assets	$4,827,555	$4,452,832
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$738,740	$560,331
Accrued expenses	388,159	317,963
Customer refund liabilities (Note 11)	172,190	159,628
Operating lease liabilities (Note 5)	137,310	134,833
Other current liabilities	65,730	125,840
Total current liabilities	1,502,129	1,298,595
Long term debt, net of current maturities (Note 8)	673,930	672,286
Operating lease liabilities, non-current (Note 5)	707,905	668,983
Other long-term liabilities	111,589	84,014
Total liabilities	2,995,553	2,723,878
Stockholders' equity (Note 10)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2022 and March 31, 2022; 188,688,981 shares issued and outstanding as of December 31, 2022 (March 31, 2022: 188,668,560)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2022 and March 31, 2022	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2022 and March 31, 2022; 221,435,846 shares issued and outstanding as of December 31, 2022 (March 31, 2022: 238,472,217)	73	79
Additional paid-in capital	1,118,529	1,046,961
Retained earnings	772,891	721,926
Accumulated other comprehensive income (loss)	(59,565)	(40,086)
Total stockholders' equity	1,832,002	1,728,954
Total liabilities and stockholders' equity	$4,827,555	$4,452,832
Commitments and Contingencies (Note 9)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenues	$1,581,781	$1,529,205	$4,504,723	$4,426,271
Cost of goods sold	883,376	753,272	2,462,287	2,193,413
Gross profit	698,405	775,933	2,042,436	2,232,858
Selling, general and administrative expenses	603,746	675,666	1,793,884	1,820,053
Restructuring and impairment charges	—	14,136	—	33,405
Income (loss) from operations	94,659	86,131	248,552	379,400
Interest income (expense), net	(1,615)	(7,595)	(11,175)	(30,163)
Other income (expense), net	47,312	24,037	27,300	(43,933)
Income (loss) before income taxes	140,356	102,573	264,677	305,304
Income tax expense (benefit)	18,811	(6,798)	46,719	22,191
Income (loss) from equity method investments	72	286	(1,734)	(805)
Net income (loss)	$121,617	$109,657	$216,224	$282,308

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.27	$0.23	$0.48	$0.60
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.27	$0.23	$0.47	$0.60

Weighted average common shares outstanding Class A, B and C common stock
Basic	448,833	476,178	453,840	468,627
Diluted	458,990	479,728	463,750	471,743
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$121,617	$109,657	$216,224	$282,308
Other comprehensive income (loss):
Foreign currency translation adjustment	16,433	(9,449)	(24,066)	(9,870)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $18,689 and $(298) for the three months ended December 31, 2022 and 2021, respectively, and $(1,397) and $(4,492) for the nine months ended December 31, 2022 and 2021, respectively.	(66,541)	(1,918)	25,353	9,805
Gain (loss) on intra-entity foreign currency transactions	8,778	1,686	(20,766)	2,039
Total other comprehensive income (loss)	(41,330)	(9,681)	(19,479)	1,974
Comprehensive income (loss)	$80,287	$99,976	$196,745	$284,282
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2021	188,645	$63	34,450	$11	252,992	$84	$1,096,856	$918,664	$(37,929)	$1,977,749
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(488)	—	(488)
Issuance of Class A Common Stock, net of forfeitures	6	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	169	—	915	—	—	915
Stock-based compensation expense	—	—	—	—	—	—	10,842	—	—	10,842
Comprehensive income (loss)	—	—	—	—	—	—	—	109,657	(9,681)	99,976
Balance as of December 31, 2021	188,651	$63	34,450	$11	253,161	$84	$1,108,613	$1,027,833	$(47,610)	$2,088,994

Balance as of March 31, 2021	188,622	$62	34,450	$11	233,935	$78	$1,072,401	$747,231	$(49,584)	$1,770,199
Exercise of stock options	3	—	—	—	4	—	17	—	—	17
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(63)	—	—	(1,706)	—	(1,706)
Issuance of Class A Common Stock, net of forfeitures	26	1	—	—	—	—	—	—	—	1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	19,285	6	2,773	—	—	2,779
Stock-based compensation expense	—	—	—	—	—	—	33,422	—	—	33,422
Comprehensive income (loss)	—	—	—	—	—	—	—	282,308	1,974	284,282
Balance as of December 31, 2021	188,651	$63	34,450	$11	253,161	$84	$1,108,613	$1,027,833	$(47,610)	$2,088,994

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	188,689	$63	34,450	$11	229,012	$76	$1,118,093	$716,325	$(18,235)	$1,816,333
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(66)	—	(66)
Class C Common Stock repurchased	—	—	—	—	(7,762)	(3)	(10,012)	(64,985)	—	(75,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	186	—	794	—	—	794
Stock-based compensation expense	—	—	—	—	—	—	9,654	—	—	9,654
Comprehensive income (loss)	—	—	—	—	—	—	—	121,617	(41,330)	80,287
Balance as of December 31, 2022	188,689	$63	34,450	$11	221,436	$73	$1,118,529	$772,891	$(59,565)	$1,832,002

Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(868)	—	(868)
Class C Common Stock repurchased	—	—	—	—	(17,675)	(6)	39,397	(164,391)	—	(125,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	639	—	2,809	—	—	2,809
Stock-based compensation expense	—	—	—	—	—	—	29,362	—	—	29,362
Comprehensive income (loss)	—	—	—	—	—	—	—	216,224	(19,479)	196,745
Balance as of December 31, 2022	188,689	$63	34,450	$11	221,436	$73	$1,118,529	$772,891	$(59,565)	$1,832,002
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$216,224	$282,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	102,656	105,632
Unrealized foreign currency exchange rate (gain) loss	(19,424)	4,175
Loss on extinguishment of senior convertible notes	—	58,526
Loss on disposal of property and equipment	1,411	3,893
Non-cash restructuring and impairment charges	—	21,337
Amortization of bond premium and debt issuance costs	1,644	11,618
Stock-based compensation	29,362	33,422
Deferred income taxes	(132)	(2,633)
Changes in reserves and allowances	7,316	(16,504)
Changes in operating assets and liabilities:
Accounts receivable	1,026	139,340
Inventories	(401,551)	44,041
Prepaid expenses and other assets	(68,931)	(12,071)
Other non-current assets	(46,272)	60,315
Accounts payable	168,681	106,119
Accrued expenses and other liabilities	50,892	7,047
Customer refund liability	12,440	(27,912)
Income taxes payable and receivable	19,057	(3,236)
Net cash provided by (used in) operating activities	74,399	815,417
Cash flows from investing activities
Purchases of property and equipment	(147,620)	(61,294)
Sale of property and equipment	—	852
Earn-out from the sale of MyFitnessPal platform	35,000	—
Net cash provided by (used in) investing activities	(112,620)	(60,442)
Cash flows from financing activities
Payments on long-term debt and revolving credit facility	—	(506,280)
Proceeds from capped call	—	91,722
Common shares repurchased	(125,000)	—
Employee taxes paid for shares withheld for income taxes	(868)	(1,682)
Proceeds from exercise of stock options and other stock issuances	2,809	2,830
Payments of debt financing costs	—	(1,884)
Net cash provided by (used in) financing activities	(123,059)	(415,294)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,205	(16,491)
Net increase (decrease) in cash, cash equivalents and restricted cash	(158,075)	323,190
Cash, cash equivalents and restricted cash
Beginning of period	1,022,126	1,359,680
End of period	$864,051	$1,682,870

Non-cash investing and financing activities
Change in accrual for property and equipment	$(706)	$20,640

Reconciliation of cash, cash equivalents and restricted cash	December 31, 2022	December 31, 2021
Cash and cash equivalents	$849,546	$1,669,453
Restricted cash	14,505	13,417
Total cash, cash equivalents and restricted cash	$864,051	$1,682,870
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
The unaudited Condensed Consolidated Balance Sheet as of December 31, 2022 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Fiscal 2021"), filed with the SEC on February 23, 2022 ("Annual Report on Form 10-K for Fiscal 2021"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements and the Company's Transition Report on Form 10-QT for the three months ended March 31, 2022, filed with the SEC on May 9, 2022. The unaudited results for the three and nine months ended December 31, 2022, are not necessarily indicative of the results to be expected for Fiscal 2023, or any other portions thereof.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs"). There were no ASUs adopted during the first nine months of Fiscal 2023.
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

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of December 31, 2022, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance at March 31, 2022	$7,113	$7,029
Increases (decreases) to costs and expenses	790	—
Write-offs, net of recoveries	(1,281)	(6,508)
Balance at December 31, 2022	$6,622	$521
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of December 31, 2022	As of March 31, 2022
Leasehold and tenant improvements	$452,824	$461,394
Furniture, fixtures and displays	282,147	263,749
Buildings	48,632	48,382
Software	374,845	339,722
Office equipment	130,776	132,452
Plant equipment	178,189	178,188
Land	83,626	83,626
Construction in progress (1)	115,954	64,869
Other	19,770	5,751
Subtotal property and equipment	1,686,763	1,578,133
Accumulated depreciation	(1,031,151)	(976,768)
Property and equipment, net	$655,612	$601,365
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment for the three and nine months ended December 31, 2022 was $34.2 million and $101.3 million, respectively (three and nine months ended December 31, 2021: $32.8 million and $105.3 million, respectively).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three and nine months ended December 31, 2022 and 2021.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term.
The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Operating lease costs	$39,477	$35,992	$111,042	$108,030
Variable lease costs	$3,560	$4,090	$11,543	$13,195
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2022	As of March 31, 2022
Weighted average remaining lease term (in years)	8.12	8.69
Weighted average discount rate	4.51%	3.72%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Operating cash outflows from operating leases	$42,545	$42,356	$126,664	$131,482
Leased assets obtained in exchange for new operating lease liabilities	$32,804	$9,848	$140,364	$24,170
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of December 31, 2022:

Fiscal year ending March 31,
2023 (three months ending)	$38,262
2024	173,175
2025	153,843
2026	121,400
2027	101,632
2028 and thereafter	422,433
Total lease payments	$1,010,745
Less: Interest	165,530
Total present value of lease liabilities	$845,215

As of December 31, 2022, the Company has additional operating lease obligations that have not yet commenced of approximately $13.4 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2022	$301,371	$105,053	$85,084	$—	$491,508
Effect of currency translation adjustment	—	(6,043)	(5,490)	—	(11,533)
Balance as of December 31, 2022	$301,371	$99,010	$79,594	$—	$479,975

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

		As of December 31, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,403)	$133
Customer relationships	2-6	8,642	(3,998)	4,644
Lease-related intangible assets	1-15	1,581	(1,439)	142
Other	5-10	475	(463)	12
Total		$13,234	$(8,303)	$4,931
Indefinite-lived intangible assets				4,267
Intangible assets, net				$9,198

		As of March 31, 2022
	Useful Lives from Date of Acquisitions (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,103)	$433
Customer relationships	2-6	8,552	(2,893)	5,659
Lease-related intangible assets	1-15	9,112	(8,892)	220
Other	5-10	475	(427)	48
Total		$20,675	$(14,315)	$6,360
Indefinite-lived intangible assets				4,220
Intangible assets, net				$10,580
Amortization expense, which is included in selling, general and administrative expenses, for the three and nine months ended December 31, 2022 was $0.5 million and $1.4 million, respectively (three and nine months ended December 31, 2021: $0.5 million and $1.4 million, respectively).
During the three months ended December 31, 2022, the Company reduced the gross carrying amount and related accumulated amortization of certain of its lease-related intangible assets by $7.8 million as a result of such assets being fully amortized and no longer in use.

The following is the estimated amortization expense for the Company's intangible assets as of December 31, 2022:

Fiscal year ending March 31,
2023 (three months ending)	$499
2024	1,541
2025	1,502
2026	1,380
2027	9
2028 and thereafter	—
Total amortization expense of intangible assets	$4,931

NOTE 8. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

	As of December 31, 2022	As of March 31, 2022
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(877)	(1,067)
Unamortized debt issuance costs - Convertible Senior Notes	(370)	(677)
Unamortized debt issuance costs - Senior Notes	(1,862)	(2,266)
Unamortized debt issuance costs - Credit facility	(3,880)	(4,623)
Total amount outstanding	673,930	672,286
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—

Non-current portion of long-term debt	$673,930	$672,286
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of December 31, 2022 and March 31, 2022, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2022, there were $4.4 million of letters of credit outstanding (March 31, 2022: $4.5 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of December 31, 2022, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japanese Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2022, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
In May 2020, the Company issued $500.0 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes"). The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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
During Fiscal 2021, the Company entered into exchange agreements with certain holders of the Convertible Senior Notes, who agreed to exchange approximately $419.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchanges"). In connection with the Exchanges, the Company paid approximately $507.0 million cash and issued approximately 18.8 million shares of the Company's Class C Common Stock to the exchanging holders. Additionally, the Company recognized losses on debt extinguishment of $58.5 million during Fiscal 2021, which were recorded within Other Income (Expense), net on the Company's Condensed Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
Beginning on December 6, 2022, the Company may redeem for cash all or any part of the Convertible Senior Notes, at its option, if the last reported sale price of the Company's Class C Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
During Fiscal 2021, concurrently with the Exchanges, the Company entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid the Company a cash settlement amount in respect of the portion of capped call transactions being terminated. The Company received approximately $91.6 million in connection with such termination agreements related to the Exchanges.
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
3.250% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the "Senior Notes"). The Senior Notes bear interest at the fixed rate of 3.250% per annum, payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Senior Notes at any time, or from time to time, at redemption prices described in the indenture governing the Senior Notes. The indenture governing the Senior Notes contains negative covenants that limit the Company's ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes.
Interest Expense
Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Interest expense, net, for the three and nine months ended December 31, 2022 was $1.6 million and $11.2 million, respectively (three and nine months ended December 31, 2021: $7.6 million and $30.2 million, respectively).
Maturity of Long Term Debt
The following are the scheduled maturities of long term debt as of December 31, 2022:

Fiscal year ending March 31,
2023 (three months ending)	$—
2024	—
2025	80,919
2026	—
2027	600,000
2028 and thereafter	—
Total scheduled maturities of long term debt	$680,919

Current maturities of long term debt	$—
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
In September 2022, the Consolidated State Derivative Action was reopened, with a docket entry indicating that it had been closed in error. Also in September 2022, the court issued an order striking the appearance of Kenneth W. Ravenell as counsel for Kenney and warning that if new Maryland counsel has not entered an appearance within fifteen days after Kenney’s receipt of such notice, the case might be dismissed. On October 19, 2022, the court dismissed the Kenney action and ordered that the Kenney action and all consolidated cases be closed. On October 28, 2022, Plaintiffs filed a motion to vacate the order of dismissal. On November 7, 2022, the court granted the motion, vacated the order of dismissal, and reopened the case file.
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
On January 27, 2021, the District Court entered an order consolidating for all purposes the Andersen, Olin, Smith and Viskovich actions into a single action under the caption Andersen v. Plank, et al. (the "Federal Court Derivative Action"). In February 2021, counsel for the Smith and Olin plaintiffs, on the one hand, and counsel for the Andersen and Viskovich plaintiffs, on the other hand, filed motions seeking to be appointed as lead counsel in the Federal Court Derivative Action. On November 21, 2022, counsel for purported derivative plaintiff Balraj Paul filed an amended complaint. That same day, the District Court ordered that any deadlines for defendants to respond to the Paul amended complaint shall not run until the District Court resolves the pending motions to appoint lead plaintiffs and lead counsel. On February 2, 2023, the District Court appointed Balraj Paul and Anthony Viskovich as lead plaintiffs. The District Court noted that plaintiff Brock Andersen, who originally filed the case alongside plaintiff Balraj Paul, sold his stock in the Company and no longer is pursuing derivative claims on behalf of the Company and, as such, the District Court recaptioned the case Paul et al. v. Plank et al. The District Court appointed counsel for the Paul and Viskovich plaintiffs as lead counsel in the Federal Court Derivative Action.
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. As of December 31, 2022, the Company has estimated its liability and recorded $20 million in respect of certain ongoing legal proceedings summarized above. The timing of the resolution is unknown and the amount of loss ultimately incurred in connection with these matters may be substantially higher or lower than the amount accrued for these matters, and the Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. Legal proceedings for which no accrual has been established are disclosed to the extent required by ASC 450.
In addition, in connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. With respect to one policy period, a lawsuit has been filed against the Company by the insurance carriers seeking reimbursement for $10 million in defense and investigation costs previously paid to the Company, and a declaration that no further amounts will be payable with respect to that policy period. The timing of the resolution is unknown for this matter.
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
NOTE 10. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of December 31, 2022. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chairman and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and have a par value of $0.0003 1/3 per share as of December 31, 2022. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the three months ended December 31, 2022, the Company entered into supplemental confirmations (collectively the "November ASR Agreements") of accelerated share repurchase transactions with each of JPMorgan Chase Bank, National Association, Bank of America, N.A. and Citibank, N.A. (collectively the "Dealers") to repurchase $75.0 million of the Company's Class C Common Stock. Pursuant to the November ASR Agreements, during the three months ended December 31, 2022, the Company received a total of 7.8 million shares of Class C Common Stock from the Dealers, which were immediately retired. As a result, $65.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2022, pursuant to the November ASR Agreements and the previously disclosed accelerated share repurchase transactions that the Company entered into in February 2022, May 2022 and August 2022 (together with the November ASR Agreements, the "ASR Agreements") the Company repurchased 17.7 million shares of Class C Common Stock, which were immediately retired. As a result, $164.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
The final number of shares that the Company ultimately repurchased under the November ASR Agreements was determined based on the average of the Rule 10b-18 volume-weighted average prices of the Company’s Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the November ASR Agreements. Subsequent to the quarter end, in January 2023, the final settlement under the November ASR Agreements occurred and the Company received and immediately retired an additional 1.0 million shares of its Class C Common Stock.
As of the date of this Quarterly Report of Form 10-Q, the Company has repurchased a total of $425 million or 34.9 million outstanding shares of its Class C Common Stock under its share repurchase program.

NOTE 11. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Apparel	$1,075,714	$1,098,784	$2,982,410	$3,031,208
Footwear	354,389	282,721	1,077,525	955,080
Accessories	104,875	106,650	312,823	344,498
Net Sales	1,534,978	1,488,155	4,372,758	4,330,786
License revenues	29,734	36,606	90,992	90,966
Corporate Other	17,069	4,444	40,973	4,519
Total net revenues	$1,581,781	$1,529,205	$4,504,723	$4,426,271

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Wholesale	$819,781	$767,896	$2,559,621	$2,446,162
Direct-to-consumer	715,197	720,259	1,813,137	1,884,624
Net Sales	1,534,978	1,488,155	4,372,758	4,330,786
License revenues	29,734	36,606	90,992	90,966
Corporate Other	17,069	4,444	40,973	4,519
Total net revenues	$1,581,781	$1,529,205	$4,504,723	$4,426,271
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

	As of December 31, 2022	As of March 31, 2022
Customer refund liability	$172,190	$159,628
Inventory associated with reserves for sales returns	$45,221	$44,291
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, included in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2022 and March 31, 2022, contract liabilities were $27.3 million and $35.3 million, respectively.
During the three months ended December 31, 2022, the Company completed an assessment of its process for estimating revenue recognized for gift card balances not expected to be redeemed (“breakage”). Based on the assessment, which included analyzing historical gift card redemption data, the Company has determined that substantially all of its gift cards are redeemed within 24 months of issuance, and after 24 months the likelihood of a gift card being redeemed is remote. Therefore, to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property, the Company recognizes gift card breakage at that time when the likelihood of the gift card being redeemed is remote, which the Company has determined to be 24 months following its issuance. As a result, the Company recognized approximately $10.1 million of revenue during the three months ended December 31, 2022, that was previously included in contract liabilities, which benefited net income by $10.1 million, or $0.02 per share of Class A, B and C Common Stock.
For the three and nine months ended December 31, 2022, including the breakage discussed above, the Company recognized approximately $12.0 million and $18.1 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2022. During the three and nine months ended December 31, 2021, the Company recognized approximately $2.7 million and $9.2 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2021. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment, and with respect to the three and nine months ended December 31, 2022, the breakage discussed above. Commissions related to subscription revenue are capitalized and recognized over the subscription period.

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

Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available. No adjustments to expense were recorded during the three and nine months ended December 31, 2022.
All restructuring and related impairment charges are included in the Company's Corporate Other segment. A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

	Employee Related Costs	Contract Exit Costs
Balance at March 31, 2022	$2,672	$78,237
Net additions (recoveries) charged to expense	—	—
Cash payments	(1,057)	(75,099)
Foreign exchange and other	(63)	(1,831)
Balance at December 31, 2022	$1,552	$1,307

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for the three and nine months ended December 31, 2022 of $2.2 million and $6.4 million, respectively (three and nine months ended December 31, 2021: $2.3 million and $6.5 million, respectively).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2022 and March 31, 2022, the Deferred Compensation Plan obligations were $11.5 million and $14.2 million, respectively, and were included in other long term liabilities on the Condensed Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2022 and March 31, 2022, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $7.3 million and $8.4 million, respectively. These assets are consolidated and are included in other long term assets on the Condensed Consolidated Balance Sheets. Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2029. As of December 31, 2022, 8.3 million Class A shares and 25.0 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and nine months ended December 31, 2022 was $9.7 million and $29.4 million, respectively (three and nine months ended December 31, 2021: $10.8 million and $33.4 million, respectively). As of December 31, 2022, the Company had $75.2 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.12 years. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.

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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of December 31, 2022.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of December 31, 2022, 2.7 million Class A shares and 1.3 million Class C shares are available for future purchases under the ESPP. During the three and nine months ended December 31, 2022, 119.5 thousand and 412.5 thousand Class C shares were purchased under the ESPP, respectively (three and nine months ended December 31, 2021: 56.8 thousand and 175.7 thousand, respectively).
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
Total stock-based compensation expense related to these awards for the three and nine months ended December 31, 2022 was $0.8 million and $2.5 million, respectively (three and nine months ended December 31, 2021: $0.9 million and $2.6 million, respectively). As of December 31, 2022, we had $5.1 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 1.87 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the nine months ended December 31, 2022 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2022	1,578	$19.44	5.82	$217
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2022	1,578	$19.44	5.07	$—
Options exercisable at December 31, 2022	1,369	$19.92	4.81	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the nine months ended December 31, 2022 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	7,807	$16.57
Granted	2,383	8.83
Forfeited	(1,698)	15.25
Vested	(563)	17.08
Outstanding at December 31, 2022	7,929	$14.53

Included in the table above are 1.2 million performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during the three months ended June 30, 2022. The performance-based restricted stock units awarded have a weighted average fair value of $9.13 and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets. During the three and nine months ended December 31, 2022, the Company deemed the achievement of these targets probable and recorded $0.8 million and $2.1 million, respectively, of compensation expense related to these awards.

NOTE 15. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting guidance outlines a valuation framework, creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures, and prioritizes the inputs used in measuring fair value as follows:

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

The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	December 31, 2022			March 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$21,831	$—	$—	$988	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$7,308	$—	$—	$8,379	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(11,463)	$—	$—	$(14,230)	$—
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
As of December 31, 2022 and March 31, 2022, the fair value of the Convertible Senior Notes was $91.3 million and $126.6 million, respectively.
As of December 31, 2022 and March 31, 2022, the fair value of the Senior Notes was $536.6 million and $580.0 million, respectively.
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2022, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	December 31, 2022	March 31, 2022
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$36,683	$11,561
Foreign currency contracts	Other long term assets	4,984	2,730
Total derivative assets designated as hedging instruments		$41,667	$14,291

Foreign currency contracts	Other current liabilities	$11,192	$11,209
Foreign currency contracts	Other long term liabilities	6,470	3,645
Total derivative liabilities designated as hedging instruments		$17,662	$14,854

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,903	$4,412
Total derivative assets not designated as hedging instruments		$1,903	$4,412

Foreign currency contracts	Other current liabilities	$10,740	$1,213
Total derivative liabilities not designated as hedging instruments		$10,740	$1,213

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,581,781	$15,441	$1,529,205	$1,067	$4,504,723	$35,692	$4,426,271	$(3,263)
Cost of goods sold	$883,376	$1,633	$753,272	$(3,239)	$2,462,287	$(1,206)	$2,193,413	$(9,607)
Interest income (expense), net	$(1,615)	$(9)	$(7,595)	$(10)	$(11,175)	$(27)	$(30,163)	$(28)
Other income (expense), net	$47,312	$—	$24,037	$—	$27,300	$—	$(43,933)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of September 30, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$112,003	$(68,165)	$17,074	$26,764
Interest rate swaps	(477)	—	(9)	(468)
Total designated as cash flow hedges	$111,526	$(68,165)	$17,065	$26,296

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$61,209	$34,486	$26,764
Interest rate swaps	(495)	—	(27)	$(468)
Total designated as cash flow hedges	$(454)	$61,209	$34,459	$26,296

	Balance as of September 30, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$13	$(3,802)	$(2,172)	$(1,617)
Interest rate swaps	(513)	—	(9)	(504)
Total designated as cash flow hedges	$(500)	$(3,802)	$(2,181)	$(2,121)

	Balance as of March 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(15,886)	$1,400	$(12,869)	$(1,617)
Interest rate swaps	(531)	—	(27)	(504)
Total designated as cash flow hedges	$(16,417)	$1,400	$(12,896)	$(2,121)

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended December 31,				Nine months ended December 31,
	2022		2021		2022		2021
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$47,312	$3,857	$24,037	$(5,305)	$27,300	$(994)	$(43,933)	$(5,765)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of December 31, 2022 and March 31, 2022 the aggregate notional value of the Company's outstanding cash flow hedges was $1,005.2 million and $1,096.5 million, respectively, with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of December 31, 2022 and March 31, 2022, the total notional value of the Company's outstanding undesignated derivative instruments was $450.4 million and $228.4 million, respectively.
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
NOTE 17. PROVISION FOR INCOME TAXES
For the period ended December 31, 2022, the Company computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to our year-to-date income, except for significant and unusual or extraordinary transactions. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to ordinary income or loss in the loss jurisdiction. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. Due to the recent transition to a fiscal year ended March 31, the income taxes for the comparable period ended December 31, 2021, as reported in the Company's Annual Report on Form 10-K for Fiscal 2021, are accounted for under the asset and liability method wherein deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.
The effective rates for income taxes were 13.4% and (6.6)% for the three months ended December 31, 2022 and 2021, respectively. The change in the Company’s effective tax rate was primarily driven by a greater proportion of U.S. federal valuation allowance release benefit in the prior period and the income tax effect of the method for accounting for income taxes, the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions, and one-time discrete items in each period.
The effective rates for income taxes were 17.7% and 7.3% for the nine months ended December 31, 2022 and 2021, respectively. The change in the Company’s effective tax rate was primarily driven by a greater proportion of U.S. federal valuation allowance release benefit in the prior period and the income tax effect of the method for accounting for income taxes in each period.
On August 16, 2022, the Inflation Reduction Act (the "Act") was enacted and signed into law in the United States. The Act contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. The Company does not expect these tax provisions to have a material impact to the consolidated financial statements.
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

As noted in the Company's Annual Report on Form 10-K for Fiscal 2021, a significant portion of the Company’s deferred tax assets relate to United States federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. As of December 31, 2022, the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s U.S. federal and the majority of the U.S. state deferred tax assets. Accordingly, the Company continues to maintain a valuation allowance on these deferred tax assets. Furthermore, consistent with prior periods, valuation allowances have also been recorded against a portion of foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecast for the United States indicates that it is reasonably possible that additional deferred taxes could be realizable during the current fiscal year-end based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of all or a portion of previously recorded federal valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021(1)	2022	2021(1)
Numerator
Net income (loss) - Basic	$121,617	$109,657	$216,224	$282,308
Interest on Convertible Senior Notes due 2024, net of tax (2)	225	—	674	—
Net income (loss) - Diluted	$121,842	$109,657	$216,898	$282,308
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	448,833	476,178	453,840	468,627
Dilutive effect of Class A, B, and C securities (2)	1,915	3,510	1,668	3,050
Dilutive effect of Convertible Senior Notes due 2024 (2)	8,242	40	8,242	66
Weighted average common shares and dilutive securities outstanding Class A, B, and C	458,990	479,728	463,750	471,743

Class A and Class C securities excluded as anti-dilutive (3)	6,484	495	7,552	686

Basic net income (loss) per share of Class A, B and C common stock	$0.27	$0.23	$0.48	$0.60
Diluted net income (loss) per share of Class A, B and C common stock	$0.27	$0.23	$0.47	$0.60
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
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenues
North America	$1,037,637	$1,063,290	$2,958,816	$3,004,645
EMEA	265,250	200,203	733,110	648,628
Asia-Pacific	198,021	217,223	600,415	621,542
Latin America	63,804	44,045	171,409	146,937
Corporate Other	17,069	4,444	40,973	4,519
Total net revenues	$1,581,781	$1,529,205	$4,504,723	$4,426,271

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating income (loss)
North America	$198,919	$243,395	$598,049	$761,531
EMEA	30,947	24,252	85,023	105,916
Asia-Pacific	10,811	21,823	76,890	86,398
Latin America	5,805	4,099	19,216	20,931
Corporate Other	(151,823)	(207,438)	(530,626)	(595,376)
Total operating income (loss)	94,659	86,131	248,552	379,400
Interest expense, net	(1,615)	(7,595)	(11,175)	(30,163)
Other income (expense), net	47,312	24,037	27,300	(43,933)
Income (loss) before income taxes	$140,356	$102,573	$264,677	$305,304

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the accompanying Notes to our unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, in our Transition Report on Form 10-QT for the three months ended March 31, 2022, filed with the SEC on May 9, 2022, and our audited Consolidated Financial Statements and the accompanying Notes to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2021, filed with the Securities Exchange Commission ("SEC") on February 23, 2022, under the captions "Business" and "Risk Factors".
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
All dollar and percentage comparisons made herein refer to the three and nine months ended December 31, 2022 compared with the three and nine months ended December 31, 2021, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Form 10-Q, including this MD&A, constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions and inflation on our results of operations, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
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
During the three months ended December 31, 2022, we faced a challenging retail environment that included higher promotions and discounting related to industry-wide elevated inventory balances, ongoing COVID-19 related impacts in China and further negative impacts from changes in foreign currency rates.

Quarterly Results
Financial highlights for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 include:
•Total net revenues increased 3.4%.
•Within our channels, wholesale revenue increased 6.8% and direct-to-consumer revenue decreased by 0.7%.
•Within our product categories, apparel revenue decreased 2.1%, footwear revenue increased 25.3%, and accessories revenue decreased 1.7%.
•Net revenue decreased 2.4% in North America, increased 32.5% in EMEA, decreased 8.8% in Asia-Pacific, and increased 44.9% in Latin America.
•Gross margin decreased 650 basis points to 44.2%.
•Selling, general and administrative expenses decreased 10.6%.
COVID-19 Update
The COVID-19 pandemic has caused, and may continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors.
For instance, during the three months ended December 31, 2022, ongoing impacts of the COVID-19 pandemic in China caused labor disruptions resulting in temporary closures and placed certain restrictions on our Brand and Factory House stores, distribution centers and corporate facilities in China, as well as negatively impacted consumer traffic and demand. Although, as of December 31, 2022, substantially all of our Brand and Factory House stores, distribution centers and corporate facilities in China were open, we may continue to experience varying degrees of volatility, business disruptions and periods of closure, which may continue to negatively impact our financial results.
Previously, the COVID-19 pandemic caused global logistical challenges, including increased freight costs, shipping container shortages, transportation delays, labor shortages and port congestion. These challenges disrupted some of our normal inbound and outbound inventory flow, which required us to incur increased freight costs, and caused us to make strategic decisions working with certain of our vendors and customers to cancel orders affected by capacity issues and supply chain delays. We continue to see improvements across our supply chain, including progress towards a return to pre-pandemic production efficiency and improving ocean freight times, which reduced our reliance on air freight. However, we expect that some of the challenges caused by the COVID-19 pandemic and related impacts will continue to negatively impact our financial results for Fiscal 2023.
For a more complete discussion of the COVID-19 related risks facing our business, refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2021.
Effects of Inflation and Other Global Events
Macroeconomic factors, such as inflationary pressures and fluctuations in foreign currency exchange rates have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three months ended December 31,		Nine months ended December 31,
(In thousands)	2022	2021	2022	2021
Net revenues	$1,581,781	$1,529,205	$4,504,723	$4,426,271
Cost of goods sold	883,376	753,272	2,462,287	2,193,413
Gross profit	698,405	775,933	2,042,436	2,232,858
Selling, general and administrative expenses	603,746	675,666	1,793,884	1,820,053
Restructuring and impairment charges	—	14,136	—	33,405
Income (loss) from operations	94,659	86,131	248,552	379,400
Interest income (expense), net	(1,615)	(7,595)	(11,175)	(30,163)
Other income (expense), net	47,312	24,037	27,300	(43,933)
Income (loss) before income taxes	140,356	102,573	264,677	305,304
Income tax expense (benefit)	18,811	(6,798)	46,719	22,191
Income (loss) from equity method investments	72	286	(1,734)	(805)
Net income (loss)	$121,617	$109,657	$216,224	$282,308

	Three months ended December 31,		Nine months ended December 31,
(As a percentage of net revenues)	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.8%	49.3%	54.7%	49.6%
Gross profit	44.2%	50.7%	45.3%	50.4%
Selling, general and administrative expenses	38.2%	44.2%	39.8%	41.1%
Restructuring and impairment charges	—%	0.9%	—%	0.8%
Income (loss) from operations	6.0%	5.6%	5.5%	8.6%
Interest income (expense), net	(0.1)%	(0.5)%	(0.2)%	(0.7)%
Other income (expense), net	3.0%	1.6%	0.6%	(1.0)%
Income (loss) before income taxes	8.9%	6.7%	5.9%	6.9%
Income tax expense (benefit)	1.2%	(0.4)%	1.0%	0.5%
Loss from equity method investment	—%	—%	—%	—%
Net income (loss)	7.7%	7.2%	4.8%	6.4%
Revenues
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions, other digital business opportunities and advertising. Net sales consist of sales from apparel, footwear and accessories products.

Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products.
The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three months ended December 31,				Nine months ended December 31,
(In thousands)	2022	2021	Change $	Change %(1)	2022	2021	Change $	Change %(1)
Net Revenues by Product Category
Apparel(2)	$1,075,714	$1,098,784	$(23,070)	(2.1)%	$2,982,410	$3,031,208	$(48,798)	(1.6)%
Footwear	354,389	282,721	71,668	25.3%	1,077,525	955,080	122,445	12.8%
Accessories	104,875	106,650	(1,775)	(1.7)%	312,823	344,498	(31,675)	(9.2)%
Net Sales	1,534,978	1,488,155	46,823	3.1%	4,372,758	4,330,786	41,972	1.0%
License revenues	29,734	36,606	(6,872)	(18.8)%	90,992	90,966	26	—%
Corporate Other (3)	17,069	4,444	12,625	N/M	40,973	4,519	36,454	N/M
Total net revenues	$1,581,781	$1,529,205	$52,576	3.4%	$4,504,723	$4,426,271	$78,452	1.8%

Net Revenues by Distribution Channel
Wholesale	$819,781	$767,896	$51,885	6.8%	$2,559,621	$2,446,162	$113,459	4.6%
Direct-to-consumer(2)	715,197	720,259	(5,062)	(0.7)%	1,813,137	1,884,624	(71,487)	(3.8)%
Net Sales	1,534,978	1,488,155	46,823	3.1%	4,372,758	4,330,786	41,972	1.0%
License revenues	29,734	36,606	(6,872)	(18.8)%	90,992	90,966	26	—%
Corporate Other (3)	17,069	4,444	12,625	N/M	40,973	4,519	36,454	N/M
Total net revenues	$1,581,781	$1,529,205	$52,576	3.4%	$4,504,723	$4,426,271	$78,452	1.8%
(1) "N/M" = not meaningful
(2) During the three months ended December 31, 2022, we recognized approximately $10.1 million of revenue relating to gift cards not expected to be redeemed ("breakage"), which was previously included in contract liabilities. Refer to Note 11 of the Condensed Consolidated Financial Statements for additional details.
(3) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net sales
Net sales increased by $46.8 million, or 3.1%, to $1,535.0 million during the three months ended December 31, 2022, from $1,488.2 million during the three months ended December 31, 2021. Footwear increased primarily due to higher unit sales which benefited from better product availability, partially offset by unfavorable channel mix. Apparel and accessories both decreased primarily due to lower average selling prices, resulting from higher discounts and promotions, and the impact of foreign exchange rates, partially offset by higher unit sales. Additionally apparel was positively impacted by the recognition of breakage relating to gift cards, as described in the table above. From a channel perspective, the increase in net sales was due to an increase in wholesale, partially offset by a decrease in direct-to-consumer.
Net sales increased by $42.0 million, or 1.0%, to $4,372.8 million during the nine months ended December 31, 2022, from $4,330.8 million during the nine months ended December 31, 2021. Footwear increased primarily due to higher unit sales, partially offset by the impact of foreign exchange rates and unfavorable channel mix. Apparel decreased primarily due to lower average selling prices resulting from higher discounts and promotions, and the impact of foreign exchange rates, partially offset by higher unit sales and the recognition of breakage relating to gift cards, as described in the table above. Accessories decreased primarily due to unfavorable product mix, the impact of foreign exchange rates, and lower average selling prices. From a channel perspective, the increase in net sales was due to an increase in wholesale, partially offset by a decrease in direct-to-consumer.
License revenues
License revenues decreased by $6.9 million, or 18.8%, to $29.7 million during the three months ended December 31, 2022, from $36.6 million during the three months ended December 31, 2021, primarily driven by the timing of royalty revenues from our Japanese licensee.

License revenues remained flat at $91.0 million during the nine months ended December 31, 2022 and 2021, respectively. This was primarily due to higher revenues from our licensing partners in the North America region, offset by lower revenues from our Japanese licensee.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $19.6 million and $57.7 million for the three and nine months ended December 31, 2022 (three and nine months ended December 31, 2021: $19.6 million and $59.6 million, respectively).
Gross profit decreased by $77.5 million to $698.4 million during the three months ended December 31, 2022, as compared to $775.9 million during the three months ended December 31, 2021. Gross profit as a percentage of net revenues, or gross margin, decreased to 44.2% from 50.7%. This decrease in gross margin of 650 basis points was primarily driven by negative impacts of approximately:
•400 basis points from higher promotions and discounting;
•130 basis points from unfavorable channel impacts;
•60 basis points from changes in foreign currency;
•50 basis points from unfavorable regional mix; and
•50 basis points from unfavorable product mix due to the strength of footwear sales.
These negative impacts were partially offset by benefits of approximately:
•40 basis points of supply chain impact mainly due to lower freight costs.

Gross profit decreased by $190.4 million to $2,042.4 million during the nine months ended December 31, 2022, as compared to $2,232.9 million during the nine months ended December 31, 2021. Gross profit as a percentage of net revenues, or gross margin, decreased to 45.3% from 50.4%. This decrease in gross margin of 510 basis points was primarily driven by negative impacts of approximately:
•240 basis points from higher promotions and discounting versus last year;
•140 basis points from unfavorable channel, regional and product mix;
•80 basis points from supply chain impact mainly due to elevated freight costs; and
•50 basis points of negative impact from changes in foreign currency.

We expect higher discounting and promotional activities, elevated product input costs, freight costs and foreign exchange rate impacts to continue to negatively impact our gross margin in the near term.
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

	Three months ended December 31,				Nine months ended December 31,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Selling, General and Administrative Expenses	$603,746	$675,666	$(71,920)	(10.6)%	$1,793,884	$1,820,053	$(26,169)	(1.4)%
Selling, general and administrative expenses decreased by $71.9 million, or 10.6%, during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. Within selling, general and administrative expense:
•Marketing costs decreased $34.1 million or 16.7%, due to lower marketing activity during the period. As a percentage of net revenues, marketing costs decreased to 10.8% from 13.4%.
•Other costs decreased $37.8 million or 8.0%, primarily driven by lower incentive compensation expense and lower consulting expenses. As a percentage of net revenues, other costs decreased to 27.4% from 30.8%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 38.2% during the three months ended December 31, 2022 as compared to 44.2% during the three months ended December 31, 2021.
Selling, general and administrative expenses decreased by $26.2 million, or 1.4%, during the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. Within selling, general and administrative expense:
•Marketing costs decreased $42.9 million or 8.4%, due to lower marketing activity during the period. As a percentage of net revenues, marketing costs decreased to 10.4% from 11.5%.
•Other costs increased $16.8 million or 1.3%, primarily driven by higher salaries, litigation related accrual, other selling expenses and travel-related expenses, partially offset by lower incentive compensation expense and lower consulting expenses. As a percentage of net revenues, other costs decreased to 29.4% from 29.6%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 39.8% during the nine months ended December 31, 2022 as compared to 41.1% during the nine months ended December 31, 2021.
Restructuring and Impairment Charges

	Three months ended December 31,				Nine months ended December 31,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Restructuring and Impairment Charges	$—	$14,136	$(14,136)	(100.0)%	$—	$33,405	$(33,405)	(100.0)%
Restructuring and impairment charges within our operating expenses were $14.1 million and $33.4 million during the three and nine months ended December 31, 2021, respectively. No charges were recorded during the three and nine months ended December 31, 2022. See Note 12 to our Condensed Consolidated Financial Statements.
Interest Expense, net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three months ended December 31,				Nine months ended December 31,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Interest expense, net	$1,615	$7,595	$(5,980)	(78.7)%	$11,175	$30,163	$(18,988)	(63.0)%
Interest expense, net decreased by $6.0 million to $1.6 million during the three months ended December 31, 2022. This was primarily due to an increase in interest income and a reduction in interest expense on our

Convertible Senior Notes as a result of repurchasing approximately $419.1 million in aggregate principal amount during Fiscal 2021.
Interest expense, net decreased by $19.0 million to $11.2 million during the nine months ended December 31, 2022. This was primarily due to an increase in interest income and a reduction in interest expense on our Convertible Senior Notes as a result of repurchasing approximately $419.1 million in aggregate principal amount during Fiscal 2021. See Note 8 to our Condensed Consolidated Financial Statements.
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

	Three months ended December 31,				Nine months ended December 31,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Other income (expense), net	$47,312	$24,037	$23,275	96.8%	$27,300	$(43,933)	$71,233	162.1%
Other income (expense), net increased by $23.3 million to income of $47.3 million during the three months ended December 31, 2022. This was primarily due a higher earnout recorded in connection with the sale of the MyFitnessPal platform of $10.0 million, gains on foreign currency hedges of $9.2 million and gains from changes in foreign currency exchange rates of $3.3 million.
Other income (expense), net increased by $71.2 million to income of $27.3 million during the nine months ended December 31, 2022. This was primarily due to a loss of $58.5 million that was recognized during the nine months ended December 31, 2021 upon the extinguishment of $419.1 million in principal amount of our Convertible Senior Notes. Additionally, other income increased during the nine months ended December 31, 2022, due to a higher earnout recorded in connection with the sale of the MyFitnessPal platform of $10.0 million, gains on foreign currency hedges of $4.8 million, partially offset by losses from changes in foreign currency exchange rates of $2.5 million.
Income Tax Expense (Benefit)

	Three months ended December 31,				Nine months ended December 31,
(In thousands)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Income tax expense (benefit)	$18,811	$(6,798)	$25,609	(376.7)%	$46,719	$22,191	$24,528	110.5%
Income tax expense increased $25.7 million to $18.8 million during the three months ended December 31, 2022, from income tax benefit of $6.8 million during the same period in 2021. For the three months ended December 31, 2022, our effective tax rate was 13.4% compared to (6.6)% for the same period in 2021. The change in our effective tax rate was primarily driven by a greater proportion of U.S. federal valuation allowance release benefit in the prior period and the income tax effect of the method for accounting for income taxes, the proportion of earnings subject to tax in the United States as compared to foreign jurisdictions, and one-time discrete items in each period.
Income tax expense decreased $24.5 million to $46.7 million during the nine months ended December 31, 2022, from income tax expense of $22.2 million during the same period in 2021. For the nine months ended December 31, 2022, our effective tax rate was 17.7% compared to 7.3% for the same period in 2021. The change in our effective tax rate was primarily driven by a greater proportion of U.S. federal valuation allowance release benefit in the prior period and the income tax effect of the method for accounting for income taxes in each period.
On August 16, 2022, the Inflation Reduction Act (the "Act") was enacted and signed into law in the United States. The Act contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. We do not expect these tax provisions to have a material impact to our consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America.
We exclude certain corporate costs from our segment profitability measures. We report these costs within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. The costs included within Corporate Other consists largely of revenue and costs related to our MMR platforms and other digital business opportunities, as well as general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; costs related to our global assets and global marketing; costs related to our headquarters; restructuring and restructuring related charges; and certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Net Revenues

	Three months ended December 31,
(In thousands)	2022	2021	$ Change	% Change(1)
North America(2)	$1,037,637	$1,063,290	$(25,653)	(2.4)%
EMEA	265,250	200,203	65,047	32.5%
Asia-Pacific	198,021	217,223	(19,202)	(8.8)%
Latin America	63,804	44,045	19,759	44.9%
Corporate Other (3)	17,069	4,444	12,625	N/M
Total net revenues	$1,581,781	$1,529,205	$52,576	3.4%
(1) "N/M" = not meaningful
(2) During the three months ended December 31, 2022, we recognized approximately $10.1 million of revenue relating to gift cards not expected to be redeemed ("breakage"), which was previously included in contract liabilities. Refer to Note 11 of the Condensed Consolidated Financial Statements for additional details.
(3) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The increase in total net revenues for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was driven by the following:
•Net revenues in our North America region decreased by $25.7 million, or 2.4%, to $1,037.6 million from $1,063.3 million. This was primarily driven by a decrease in our wholesale channel, partially offset by a slight increase in our direct to consumer channel, which includes the recognition of breakage relating to gift cards, as described in the table above. Within our direct to consumer channel, the slight increase in net revenues was due to an increase in e-commerce sales, offset by a decrease in owned and operated retail store sales.
•Net revenues in our EMEA region increased by $65.0 million, or 32.5%, to $265.3 million from $200.2 million. This was primarily driven by an increase in our wholesale channel, which benefited from earlier than planned shipments and strong sell-through in the quarter, and a slight increase in our direct to consumer channel. Within our direct to consumer channel, net revenues were up due to an increase in e-commerce sales and a slight increase in owned and operated retail store sales. Net revenues in our EMEA region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region decreased by $19.2 million, or 8.8%, to $198.0 million from $217.2 million. This was driven by a decrease in our direct to consumer channel and a decrease in license revenues from our Japanese licensee, partially offset by an increase in our wholesale channel. Within our direct to consumer channel, net revenues were lower due to decreases in both e-commerce and owned and operated retail store sales, which were negatively impacted by COVID-19 related restrictions and limitations in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.

•Net revenues in our Latin America region increased by $19.8 million, or 44.9%, to $63.8 million from $44.0 million. This was primarily driven by an increase in our wholesale channel, as we have moved to a distributor operating model for certain countries within this region. Within our direct to consumer channel, net revenues were slightly higher due to increases in both e-commerce and owned and operated retail store sales.
•Net revenues in our Corporate Other non-operating segment increased by $12.6 million to $17.1 million from $4.4 million. This was primarily driven by foreign currency hedge gains related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Operating Income (loss)

	Three months ended December 31,
(In thousands)	2022	2021	$ Change	% Change
North America	$198,919	$243,395	$(44,476)	(18.3)%
EMEA	30,947	24,252	6,695	27.6%
Asia-Pacific	10,811	21,823	(11,012)	(50.5)%
Latin America	5,805	4,099	1,706	41.6%
Corporate Other (1)	(151,823)	(207,438)	55,615	26.8%
Total operating income (loss)	$94,659	$86,131	$8,528	9.9%
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

The increase in total operating income for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was driven by the following:
•Operating income in our North America region decreased by $44.5 million to $198.9 million from $243.4 million. This was primarily due to a decline in gross profit driven by higher product input costs, increased discounting and promotions and lower revenues as discussed above, partially offset by lower marketing-related expenses.
•Operating income in our EMEA region increased by $6.7 million to $30.9 million from $24.3 million. This was primarily due to an increase in gross profit driven by higher revenues as discussed above, partially offset by the impact of unfavorable channel mix.
•Operating income in our Asia-Pacific region decreased by $11.0 million to $10.8 million from $21.8 million. This was primarily due to a decline in gross profit, partially offset by a decrease in marketing-related expenses, selling expenses and facility-related expenses. The decline in gross profit was due to lower revenues as discussed above, increased promotions and discounting and unfavorable channel and product mix.
•Operating income in our Latin America region increased by $1.7 million to $5.8 million from $4.1 million. This was primarily due to higher revenues as discussed above, partially offset by higher freight costs and higher marketing-related expenses.
•Operating loss in our Corporate Other non-operating segment decreased $55.6 million. This was primarily due to gains from foreign currency hedges and no further restructuring charges.

Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
Net Revenues

	Nine months ended December 31,
(In thousands)	2022	2021	$ Change	% Change(1)
North America (2)	$2,958,816	$3,004,645	$(45,829)	(1.5)%
EMEA	733,110	648,628	84,482	13.0%
Asia-Pacific	600,415	621,542	(21,127)	(3.4)%
Latin America	171,409	146,937	24,472	16.7%
Corporate Other (3)	40,973	4,519	36,454	N/M
Total net revenues	$4,504,723	$4,426,271	$78,452	1.8%
(1) "N/M" = not meaningful
(2) During the three months ended December 31, 2022, we recognized approximately $10.1 million of revenue relating to gift cards not expected to be redeemed ("breakage"), which was previously included in contract liabilities. Refer to Note 11 of the Condensed Consolidated Financial Statements for additional details.
(3) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
The increase in total net revenues for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, was driven by the following:
•Net revenues in our North America region decreased by $45.8 million, or 1.5%, to $2,958.8 million from $3,004.6 million. This was driven by a decrease in both our direct to consumer channel, which includes the recognition of breakage relating to gift cards, as described in the table above, and our wholesale channel, partially offset by an increase in license revenues. Within our direct to consumer channel, the decrease in net revenues was due to a decrease in owned and operated retail store sales, partially offset by an increase in e-commerce sales.
•Net revenues in our EMEA region increased by $84.5 million, or 13.0%, to $733.1 million from $648.6 million. This was primarily driven by an increase in our wholesale channel. Within the direct to consumer channel, net revenues decreased slightly in both owned and operated retail store sales and e-commerce sales. Net revenues in our EMEA region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region decreased by $21.1 million, or 3.4%, to $600.4 million from $621.5 million. This was driven by a decrease in our direct to consumer channel and a decrease in license revenues from our Japanese licensee, partially offset by an increase in our wholesale channel. Within our direct to consumer channel, net revenues were lower due to decreases in both e-commerce and owned and operated retail store sales, which were negatively impacted by COVID-19 related restrictions and limitations in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $24.5 million, or 16.7%, to $171.4 million from $146.9 million. This was primarily driven by an increase in our wholesale channel, as we have moved to a distributor operating model for certain countries within this region. Within our direct to consumer channel, net revenues were slightly lower due to decreases in both e-commerce and owned and operated retail store sales.
•Net revenues in our Corporate Other non-operating segment increased by $36.5 million to $41.0 million from $4.5 million. This was primarily driven by foreign currency hedge gains related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Operating Income (loss)

	Nine months ended December 31,
(In thousands)	2022	2021	$ Change	% Change
North America	$598,049	$761,531	$(163,482)	(21.5)%
EMEA	85,023	105,916	(20,893)	(19.7)%
Asia-Pacific	76,890	86,398	(9,508)	(11.0)%
Latin America	19,216	20,931	(1,715)	(8.2)%
Corporate Other (1)	(530,626)	(595,376)	64,750	10.9%
Total operating income (loss)	$248,552	$379,400	$(130,848)	(34.5)%
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

The decrease in total operating income for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, was primarily driven by the following:
•Operating income in our North America region decreased by $163.5 million, to $598.0 million from $761.5 million. This was primarily due to a decline in gross profit, higher selling expenses and higher facility-related expenses, partially offset by lower marketing-related expenses. The decline in gross profit was driven by higher product input and freight costs, increased promotions and discounting and lower revenues as discussed above.
•Operating income in our EMEA region decreased by $20.9 million to $85.0 million from $105.9 million. This was primarily due to a decline in gross profit resulting from unfavorable channel mix and higher freight costs, partially offset by higher revenues as discussed above.
•Operating income in our Asia-Pacific region decreased by $9.5 million to $76.9 million from $86.4 million. This was primarily due to a decline in gross profit, partially offset by a decrease in marketing-related expenses, selling expenses and facility-related expenses. The decline in gross profit was driven by lower net revenues as discussed above, and increased promotions and discounting.
•Operating income in our Latin America region decreased by $1.7 million to $19.2 million from $20.9 million. This was primarily due to higher freight costs and higher marketing-related expenses, partially offset by higher net revenues.
•Operating loss in our Corporate Other non-operating segment decreased $64.8 million. This was primarily due to gains from foreign currency hedges and no further restructuring charges, partially offset by an increase in litigation and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the calendar year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, including construction of our new global headquarters, leasehold improvements to our Brand and Factory House stores, and investment and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition to systems and processes, key areas of focus that we believe enhance inventory performance are added discipline around the purchasing of product, production lead time reduction, and better planning and execution in selling of excess inventory through our Factory House stores and other liquidation channels.
As of December 31, 2022, we had approximately $849.5 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years and, subsequently, during the Transition Quarter and Fiscal 2023, we entered into agreements related to accelerated share repurchase transactions to repurchase $425 million of our Class C Common Stock.
If there are unexpected material impacts to our business in future periods from COVID-19 or other global macroeconomic factors and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives similar to those we used in Fiscal 2020, including further reducing our expenditures, changing our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
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
During the three months ended December 31, 2022, we entered into supplemental confirmations (collectively the "November ASR Agreements") of accelerated share repurchase transactions with each of JPMorgan Chase Bank, National Association, Bank of America, N.A. and Citibank, N.A. (collectively the "Dealers") to repurchase $75.0 million of our Class C Common Stock. Pursuant to the November ASR Agreements, during the three months ended December 31, 2022, we received a total of 7.8 million shares of Class C Common Stock from the Dealers, which were immediately retired. As a result, $65.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2022, pursuant to the November ASR Agreements and the previously disclosed accelerated share repurchase transactions that we entered into in February 2022, May 2022 and August 2022 (together with the November ASR Agreements, the "ASR Agreements") we repurchased 17.7 million shares of Class C Common Stock, which were immediately retired. As a result, $164.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
The final number of shares that we ultimately repurchased under the November ASR Agreements was determined based on the average of the Rule 10b-18 volume-weighted average prices of our Class C Common Stock during the terms of the transactions, less an agreed discount, and subject to adjustments pursuant to the terms of the November ASR Agreements. Subsequent to the quarter end, in January 2023, the final settlement under the November ASR Agreements occurred and we received and immediately retired an additional 1.0 million shares of our Class C Common Stock.
As of the date of this Quarterly Report of Form 10-Q, we have repurchased a total of $425 million or 34.9 million outstanding shares of our Class C Common Stock under the share repurchase program.

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine months ended December 31,
(In thousands)	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$74,399	$815,417	$(741,018)
Investing activities	(112,620)	(60,442)	(52,178)
Financing activities	(123,059)	(415,294)	292,235
Effect of exchange rate changes on cash and cash equivalents	3,205	(16,491)	19,696
Net increase (decrease) in cash and cash equivalents	$(158,075)	$323,190	$(481,265)
Operating Activities
Cash flows provided by operating activities decreased by $741.0 million, as compared to the nine months ended December 31, 2021, primarily driven by a decrease in net income before the impact of non-cash items of $162.7 million and a decrease from changes in working capital of $578.3 million.
The changes in working capital were due to the following outflows:
•$445.6 million from changes in inventories;
•$138.3 million from changes in accounts receivable;
•$106.6 million from changes in other non-current assets; and
•$56.9 million from changes in prepaid expenses and other current assets.
These outflows were partially offset by the following working capital inflows:
•$62.6 million from changes in accounts payable;
•$43.8 million from changes in accrued expenses and other liabilities;
•$40.4 million from changes in customer refund liabilities; and
•$22.3 million from changes in income taxes payable and receivable, net.
Investing Activities
Cash flows used in investing activities increased by $52.2 million, as compared to the nine months ended December 31, 2021. This was primarily due to an increase in capital expenditures, partially offset by the collection of the earn-out previously recorded in connection with the sale of the MyFitnessPal platform.
Total capital expenditures during the nine months ended December 31, 2022 were $147.6 million, or approximately 3% of net revenues, representing an $86.3 million increase from $61.3 million during the nine months ended December 31, 2021. During Fiscal 2021, we reduced capital expenditures in response to ongoing uncertainty related to COVID-19. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Port Covington area of Baltimore, Maryland. During the nine months end December 31, 2022, we incurred capital expenditures of $48.8 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next few years to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities decreased by $292.2 million, as compared to the nine months ended December 31, 2021. During the nine months ended December 31, 2021, we paid $506.3 million to certain exchanging holders for the exchange of approximately $419.1 million in aggregate principal amount of our 1.50% Convertible Senior Notes. Concurrently with these exchanges we terminated certain capped call agreements and in exchange received approximately $91.7 million. For more details, see discussion below under "1.50% Convertible Senior Notes". During the nine months ended December 31, 2022, we paid $125.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase programs. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of December 31, 2022 and March 31, 2022, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2022, there was $4.4 million of letters of credit outstanding (March 31, 2022: $4.5 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of December 31, 2022, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian Dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian Dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2022, the commitment fee was 17.5 basis points.

1.50% Convertible Senior Notes
In May 2020, we issued $500.0 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes"). The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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
During Fiscal 2021, we entered into exchange agreements with certain holders of the Convertible Senior Notes, who agreed to exchange approximately $419.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchanges"). In connection with the Exchanges, we paid approximately $507.0 million cash and issued approximately 18.8 million shares of the Company's Class C Common Stock to the exchanging holders. Additionally, we recognized losses on debt extinguishment of $58.5 million during Fiscal 2021, which were recorded within Other Income (Expense), net on our Condensed Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding.
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
Beginning on December 6, 2022, we may redeem for cash all or any part of the Convertible Senior Notes, at our option, if the last reported sale price of our Class C Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the aggregate principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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
During Fiscal 2021, concurrently with the Exchanges, we entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid us a cash settlement amount in respect of the portion of capped call transactions being terminated. We received approximately $91.6 million in connection with such termination agreements related to the Exchanges.
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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. As a result, the Convertible Senior Notes are no longer accounted for as separate liability and equity components, but rather a single liability. See Note 2 to the Condensed Consolidated Financial Statements included in Part I of our Transition Report on Form 10-QT for the three months ended March 31, 2022 for more details.
3.250% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.250% senior unsecured notes due June 15, 2026 (the "Senior Notes"). The proceeds were used to pay down amounts outstanding under the revolving credit facility, at the time. The Senior Notes bear interest at the fixed rate of 3.250% per annum, payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Senior Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or a "make-whole" amount applicable to such Senior Notes as described in the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
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
We are currently in the process of implementing a new e-commerce order management system in North America. In connection with this implementation and resulting business process changes, we may make changes to the design and operation of our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended December 31, 2022 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
10/01/2022 to 10/31/2022	—	—	—	$150.0
11/01/2022 to 11/30/2022 (1)	7,202,880	$8.33	7,202,880	$90.0
12/01/2022 to 12/31/2022 (1)	559,196	$8.92	559,196	$85.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. Subsequent to the quarter end, in January 2023, the final settlement under the November ASR Agreements occurred and we received and immediately retired an additional 1.0 million shares of our Class C Common Stock. See Note 10 to our Condensed Consolidated Financial Statements for details.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Employment Offer Letter (including specific contractual obligations), dated December 14, 2022, by and between Stephanie C. Linnartz and the Company*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: February 8, 2023