Form 10-K
period 2023-03-31
Under Armour, Inc.
filed 2023-05-24
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K
______________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $1,250,424,223 and $1,147,881,110, respectively.
As of May 15, 2023 there were 188,704,689 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 221,441,390 shares of Class C Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, the impact of the COVID-19 pandemic on our business, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions and inflation on our results of operations, the development and introduction of new products, the implementation of our marketing and branding strategies, and the future benefits and opportunities from significant investments. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. These factors include without limitation:
•changes in general economic or market conditions, including increasing inflation, that could affect overall consumer spending or our industry;
•the impact of the COVID-19 pandemic on our industry and our business, financial condition and results of operations, including impacts on the global supply chain;
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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our views and assumptions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2024" means our fiscal year beginning on April 1, 2023 and ending March 31, 2024; (ii) the term "Fiscal 2023" means our fiscal year beginning on April 1, 2022 and ended March 31, 2023; (iii) the term "Transition Period" means the period beginning on January 1, 2022 and ended March 31, 2022; (iii) the term "Fiscal 2021" means our fiscal year beginning on January 1, 2021 and ended December 31, 2021; and (iv) the term "Fiscal 2020" means our fiscal year beginning on January 1, 2020 and ended December 31, 2020. Our Consolidated Financial Statements are presented in U.S. dollars. As used in this report, the terms "we," "our," "us," "Under Armour" and the "Company" refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise.

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
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct-to-consumer sales channel, which includes our owned Brand and Factory House stores and e-commerce websites. We plan to continue to grow our business over the long-term through increased sales of our apparel, footwear and accessories; growth in our direct-to-consumer sales channel; and expansion of our wholesale distribution. We believe that achievement of our long-term growth objectives depends, in part, on our ability to execute strategic initiatives in key areas including our wholesale, footwear, women’s and direct-to-consumer businesses. Additionally, our digital strategy is focused on supporting these long-term objectives, emphasizing connection and engagement with our consumers through multiple digital touchpoints.
We were incorporated as a Maryland corporation in 1996. We have registered trademarks around the globe, including UNDER ARMOUR®, HEATGEAR®, COLDGEAR®, HOVR® and the Under Armour UA Logo ®, and we have applied to register many other trademarks. This Annual Report on Form 10-K also contains additional trademarks and tradenames of our Company and our subsidiaries. All trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are superior to non-performance-oriented athletic products. Our products are primarily designed for athletic and active occasions, though many of our products can be worn or used in casual occasions. In Fiscal 2023, sales of apparel, footwear and accessories represented 66%, 25% and 7% of net revenues, respectively. Licensing arrangements represented 2% of net revenues. Refer to Note 11 to the Consolidated Financial Statements for net revenues by product category.
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
These types of innovations and technologies, embedded in many of our apparel products, include: COLDGEAR®, COLDGEAR INFRARED®, HEATGEAR®, UA Iso-Chill™, UA RUSH™, UA SMARTFORM™ and UA STORM™.
Footwear
Footwear includes products for running, training, basketball, cleated sports, recovery and outdoor applications. Our footwear is built with the mindset of making athletes better through differentiated and industry leading cushioning technologies such as Charged Cushioning®, UA Flow™, HOVR® and UA Micro G®. These cushioning platforms provide athletes with plush underfoot and improved ground feel, enhanced responsiveness and lightweight solutions. We also incorporate advanced materials and innovative consumer-centric constructions to enhance performance.
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags, headwear, socks and sports masks. Some of our accessories include the technologies mentioned above and are designed with advanced fabrications to provide the same level of performance as our other products.
License
We have agreements with licensees to develop certain Under Armour apparel, footwear, accessories and equipment. To maintain consistent brand quality, performance and compliance standards, our product, marketing, sales and quality assurance teams are involved in all steps of the design and go-to-market process. During Fiscal 2023, our licensees offered collegiate apparel and accessories, baby and youth apparel, team uniforms, socks, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality like our other product offerings.

Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness, and training activities, emphasizing our ability to support the needs of our athletes at all moments of their day. We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
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
Media
We feature our products in a variety of national digital, broadcast, and print media outlets. We also utilize social media to engage consumers and promote connectivity with our brand and products while engaging with our consumers throughout their day.
Retail Presentation
Our retail marketing strategy is focused on increasing floor space dedicated to our products within our major wholesale accounts and elevating the presentation of our products within our Brand and Factory House retail stores. A key component of our strategy to secure prime floor space within our major wholesale accounts is the design of Under Armour point of sale displays and concept shops, which enhance our brand’s presentation by creating a shop-in-shop approach using dedicated space—including flooring, lighting, walls, displays and images—exclusively for our products through which we create an exciting environment for the consumer to experience and learn about our brand.

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
We also sell our products directly to consumers through our global network of Brand and Factory House stores and e-commerce websites. Factory House store products are specifically designed for sale in our Factory House stores and serve an important role in our overall inventory management by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand in our other distribution channels. Consumers experience a premium expression of our brand through our Brand House stores while having broader access to our performance products. In Fiscal 2023, sales through our wholesale, direct-to-consumer and licensing channels represented 59%, 38% and 2% of net revenues, respectively.
Our primary business operates in four geographic segments: (i) North America, comprising the United States and Canada, (ii) Europe, the Middle East and Africa ("EMEA"), (iii) Asia-Pacific, and (iv) Latin America. These geographic segments operate predominantly in one industry: developing, marketing and distributing branded performance apparel, footwear and accessories. Refer to Note 19 to the Consolidated Financial Statements for net revenues by segment.
Corporate Other consists primarily of (i) operating results related to our MapMyFitness digital platform, which includes MapMyRun® and MapMyRide® (collectively "MMR"), and other digital business opportunities; (ii) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; (iii) restructuring and restructuring related charges; and (iv) certain foreign currency hedge gains and losses.
Our North America segment accounted for approximately 65% of our net revenues for Fiscal 2023, while our EMEA, Asia-Pacific and Latin America segments combined represented approximately 34%. For Fiscal 2023, no single customer accounted for more than 10% of the Company's net revenues.
North America
We sell our apparel, footwear and accessories in North America through wholesale and direct-to-consumer channels. Net revenues generated from the sales of our products in the United States were $3.5 billion for Fiscal 2023.

Our direct-to-consumer sales are generated through our Brand and Factory House stores and e-commerce website. As of March 31, 2023, in North America, we had 176 Factory House stores primarily located in outlet centers and 18 Brand House stores throughout the United States and Canada. Consumers can also purchase our products directly from our e-commerce website.
In addition, we earn license revenues in North America based on our licensees' sales of collegiate apparel and accessories, as well as other licensed products.
We distribute the majority of our products to our North American wholesale customers and our own retail stores and e-commerce channels from distribution facilities we lease and operate in California, Maryland and Tennessee. In addition, we distribute our products in North America through third-party logistics providers with primary locations in Canada, New Jersey and Florida. In some instances, we arrange to have products shipped directly to customer-designated facilities from the factories that manufacture our products.
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
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea, Australia, Singapore, Malaysia and Thailand through stores operated by our distribution and wholesale partners, along with e-commerce websites and Brand and Factory House stores that we own and operate. We also sell our products to distributors in New Zealand, Taiwan, Hong Kong, India and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific through third-party logistics providers based in Hong Kong, China, South Korea, Australia and Singapore.
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
Our product teams also work closely with our sports marketing and sales teams and with professional, collegiate and varsity athletes to identify product developments, trends and determine market needs.

Sourcing, Manufacturing and Quality Assurance
Many specialty fabrics and other raw materials used in our apparel products are technically advanced products produced by third parties. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In Fiscal 2023, our top five suppliers provided approximately 38% of the fabric used in our apparel and accessories. These fabric suppliers have primary locations in Taiwan, China, Turkey and Malaysia. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum-based products that may be subject to price fluctuations and shortages. We also use cotton as a blended fabric in some of our apparel products. Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials sourced from a diverse base of third-party suppliers. This includes chemicals and petroleum-based components such as rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In Fiscal 2023, our apparel and accessories products were manufactured by 33 primary contract manufacturers, operating in 20 countries, with approximately 59% of our apparel and accessories products manufactured in Jordan, Vietnam, Cambodia and Malaysia. Of our 33 primary contract manufacturers, ten produced approximately 62% of our apparel and accessories products. In Fiscal 2023, substantially all of our footwear products were manufactured by eight primary contract manufacturers, operating primarily in Vietnam, Indonesia and China.
All of our manufacturers across all product divisions are evaluated for quality systems, social compliance and financial strength by our internal teams before being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us control our cost of goods sold. We enter into various agreements with our contract manufacturers, including non-disclosure and confidentiality agreements. We require that manufacturers adhere to our supplier code of conduct regarding manufacturing quality, working conditions and other social, labor and sustainability-related matters. However, we do not have any long term agreements requiring us to utilize any particular manufacturer, and no manufacturer is required to produce our products for the long term. We have subsidiaries strategically located near our key partners to support our manufacturing, quality assurance and sourcing efforts.

Inventory Management
Inventory management is important to the financial condition and operating results of our business. We manage our inventory levels based on existing orders, anticipated sales and the rapid delivery requirements of our customers. Our inventory strategy is focused on meeting consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes, including our global operating and financial reporting information technology system, are designed to improve forecasting and supply planning capabilities. In addition, we strive to enhance our inventory performance by focusing on adding discipline around product purchasing, reducing production lead time and improving planning and execution for selling excess inventory through our Factory House stores and other liquidation channels.
Our practice, and the general practice in the apparel, footwear and accessory industry, is to offer retail customers the right to return defective or improperly shipped merchandise. From time to time, when introducing new products, which often requires large initial launch shipments, we commence production before receiving orders for those products.

Intellectual Property
We own the material trademarks used in connection with the marketing, distribution and sale of our products in the United States and in key international markets where our products are currently sold or manufactured. Our major trademarks include the UA Logo ® and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the United Kingdom, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOUR FLEECE® and ARMOUR BRATM. We also own registrations to protect our connected fitness branding such as MapMyFitness® and associated MapMy marks. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

We believe the distinctive trademarks we use in connection with our products are important in building our brand image and distinguishing our products from those of others. These trademarks are among our most valuable assets. In addition to our distinctive trademarks, we also place significant value on our trade dress, which is the overall image and appearance of our products, and we believe our trade dress helps to distinguish our products in the marketplace. We also have copyright protection covering various designs and other original works.
We apply for, own and maintain utility and design patents that protect certain technologies, materials, manufacturing processes, product features and industrial and aesthetic designs. These patents cover various footwear, apparel, accessories, equipment and digital applications. However, we traditionally have had limited patent protection on some of the technology, materials and processes used in the manufacture of our products. In addition, patents are important with respect to our innovative products and investments. As we continue to expand and drive innovation in our products, we seek patent protection on products, features and concepts we believe to be strategic and important to our business. We will continue to file patent applications where we deem appropriate to protect our new products, innovations and designs that align with our corporate strategy.

Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Our most direct competitors include, among others, NIKE, Adidas, Puma and lululemon athletica, which are large apparel and footwear companies with strong worldwide brand recognition and significantly greater resources than us. Within our international markets, we also compete with local brands that may have stronger brand recognition regionally. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. We also compete with other manufacturers, including those specializing in performance apparel and footwear, and private label offerings of certain retailers, including some of our wholesale customers.
In addition, we must compete with others for purchasing decisions, as well as limited floor space at retailers. We believe we have been successful in this area because of the relationships we have developed and the strong sales of our products. However, if retailers earn higher margins from our competitors' products or their own private label offerings, they may favor the display and sale of those products.
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

Sustainability
At Under Armour, our mission is to make athletes better. Our sustainability strategy sets forth our long-term commitment to finding new ways to drive performance through sustainable innovations that not only deliver a better product for athletes, but also a better world. Our sustainability strategy is centered around three interconnected pillars—products, home field and team. Within these pillars, our strategy focuses on enabling materials innovation to bring about a more circular system, leaving our planet and shared spaces bettered by our presence. Additionally, our strategy focuses on championing diversity, equity and inclusion and human rights within our company, with our suppliers and their workers and in communities across our entire supply chain.
We have always been focused on product innovation, and we are challenging ourselves to be more innovative to improve our existing materials and to create new materials that meet our athletes' expectations—all while using circular design principles to expand our products' sustainability attributes and while reducing the impact of our design, development and manufacturing processes on the environment. We are exploring more ways to use digital technology to elevate the experience of our customers and consumers while also reducing the impact of our operations on the environment. Increasingly, we are working with our supply chain to embed sustainable practices, and be mindful about the sustainability profiles of key raw materials.

In Fiscal 2021, we publicly announced certain environmental and sustainability goals for 2025, 2030 and 2050 that focus on reducing our greenhouse gas emissions and increasing our annual sourcing of renewable electricity in our owned and operated facilities. In Fiscal 2023, we published our 2021 Sustainability & Impact Report, which can be found on our website. Aligned with Global Reporting Initiative and Sustainable Accounting Standard Board industry standards, our 2021 Sustainability & Impact Report outlines our 23 goals and targets across the three pillars of our sustainability strategy and describes our progress toward a more sustainable future.

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
As of March 31, 2023, we had approximately 15,000 teammates worldwide, including approximately 10,000 in our Brand and Factory House stores and approximately 1,400 at our distribution facilities. Approximately 7,400 of our teammates were full-time. Of our approximately 7,400 part-time teammates, approximately 6% were seasonal teammates. Our total number of teammates fluctuates throughout the year, with a significant increase in seasonal teammates during the third quarter of each fiscal year.
Diversity, Equity and Inclusion
Our commitment to diversity, equity and inclusion starts at the top with a highly skilled and diverse Board of Directors. Our Board of Directors has ongoing oversight of our human capital management strategies and programs and regularly reviews our progress towards achieving our diversity, equity and inclusion goals.
We have set measurable, time-bound goals for improving diversity amongst our team, including a commitment to increase the number of historically underrepresented teammates throughout the levels of leadership within our organization. These goals are publicly outlined on our corporate website, where we also publish our representation statistics annually. We are also committed to continuing to increase representation of women in key areas of our business particularly in leadership, commercial and technical roles globally. Our annual incentive plan for all teammates, including executives, incorporates performance measures in furtherance of our diversity, equity and inclusion goals.
As of March 31, 2023:
•the race and ethnicity of our teammate population in the United States, including teammates in our Brand and Factory House stores and our distribution facilities, was 47% White, 24% Hispanic or Latino, 17% Black or African American, 8% Asian and 4% other;
•the race and ethnicity of our "director" level and above positions in the United States was 75% White, 5% Hispanic or Latino, 9% Black or African American, 8% Asian and 3% other; and
•53% of our global teammates were women, and women represented 42% of our "director" level and above positions globally.
In addition to building a more diverse team, we believe fostering an inclusive and ethical culture is key to our values and who we are as an organization. We believe open lines of communication are critical to fostering this environment. This starts with "tone at the top" and we emphasize the importance of our Code of Conduct and encourage our teammates to "speak-up" when they have concerns and provide multiple reporting mechanisms for them to do so. We require unconscious bias training for all of our corporate teammates and our retail and distribution facility leadership, including training focused on promoting diversity during our new-hire interview process. In Fiscal 2023, we continued a company-wide virtual series to facilitate meaningful conversations on anti-racism and social justice issues. For our senior leadership, we require mandatory training on cultural competency and building inclusive environments. In addition to our broader professional development programs described more fully below, we also invest in programs specifically for our historically underrepresented and women teammates to improve retention and advancement. We currently have nine teammate-led Teammate Resource Groups, which amplify business initiatives, provide networking opportunities, support community outreach and promote cultural awareness. In addition, we have an internal diversity, equity and inclusion council, known as the Global T.E.A.M.

(Teammate Equity and Accountability Movement) Council, which consists of "director" level and above corporate teammates and focuses on fostering a diverse and inclusive work environment across our organization.
Total Rewards
Our total rewards strategy is focused on providing market competitive and internally equitable total rewards packages that allow us to attract, engage and retain a talented, diverse and inclusive workforce. In determining our compensation practices, we focus on offering competitive pay that is based on market data with packages that appropriately reflect roles and geographic locations and are transparently communicated. We believe in "pay for performance" and seek to design plans and programs to support a culture of high performance where we reward what is accomplished and how. We are also committed to achieving pay equity within all teammate populations, and with the assistance of third-party experts, conduct an annual review of pay equity and market comparison data. When we identify opportunities, we take prompt actions to close any gaps.
Our total rewards programs, which are outlined on the careers page of our corporate website, are aimed at the varying health, financial and home-life needs of our teammates. In the United States, where approximately 65% of our workforce is located, in addition to market-competitive pay and broad-based bonuses, our full-time teammates are eligible for healthcare benefits; health savings accounts; flexible spending accounts; retirement savings plan; paid time off; caregiver leave; adoption assistance; child and adult care resources; flexible work schedules; short and long term disability; life and accident insurance; tuition assistance; fitness benefits at on-site gyms or eligible fitness programs; commuter benefits; Under Armour merchandise discounts; and a Work-Life Assistance Program. We have implemented a hybrid working model where many of our global corporate teammates are designated as in-office for a certain number of days each week and remote for the remainder, allowing us to provide our teammates flexibility while still achieving our objectives. We believe in promoting alignment between our teammates and stockholders. As such, these teammates are also eligible to participate in our Employee Stock Purchase Plan, and corporate teammates within our "director" level and above positions receive restricted stock unit awards as a key component of their total compensation package. Outside of the United States, we provide similarly competitive benefit packages to those of our U.S. teammates but tailored to market-specific practices and needs.
We believe that giving back to the communities where we live and work is central to our culture. In addition to competitive time off benefits, our full-time teammates also receive 40 hours of additional paid time off each year for personal volunteer activities performed during working hours.
Talent Development and Engagement
Our purpose of empowering those who strive for more is embodied in our commitment to helping our teammates develop their skills, grow their careers and achieve their goals. We believe our investment in these areas enhances our teammate engagement, improves the efficiency and productivity of our work and ultimately drives better results for our business. We prioritize and invest in a wide range of training and development opportunities for teammates at all levels, including through both online and instructor-led internal and external programs. All of our teammates have access to an online learning platform and knowledge database, Armour U, which offers an extensive, regularly updated library of seminars on a variety of topics. We provide our corporate teammates two meeting-free days per year designated to focusing on professional development. We also offer resources to support individual development planning, including emphasizing development opportunities as part of teammates' annual goal setting process.
We invest in developing the leadership strength and capabilities of people-leaders at all levels. We leverage assessments, mentoring, executive coaching, and interactive training programs across a variety of leadership topics to improve leadership effectiveness and drive the performance of our team. Additionally, through our succession planning efforts, we further focus on talent development for key roles within our organization.
We believe these efforts keep our teammates engaged and motivated to do their best work. However, competition for employees in our industry is intense, and we regularly collect feedback to better understand and improve our teammate experience and identify opportunities to continually strengthen our culture. See "Risk Factors—Business and Operational Risks—Our future success is substantially dependent on the continued service of our senior management and other key employees, and our continued ability to attract and retain highly talented new team members" included in Item 1A of this Annual Report on Form 10-K.
Health and Safety
We prioritize the health, safety and overall well-being of our teammates. We have policies and trainings in place to ensure a safe workplace environment across our organization, such as our crisis management plan, which prepares us to respond to critical incidents, including those involving our teammates. Throughout the COVID-19 pandemic, we continued to invest in the health and safety of our teammates by implementing COVID-19 protection and prevention measures at our distribution houses, Brand and Factory House retail stores and corporate offices, as well as providing a variety of additional physical, emotional and mental well-being resources.

Information About Our Executive Officers
Our executive officers are:

Name	Age	Position
Kevin Plank	50	Executive Chair and Brand Chief
Stephanie Linnartz	55	President and Chief Executive Officer
Colin Browne	58	Chief Operating Officer
David Bergman	50	Chief Financial Officer
David Baxter	56	President of the Americas
Lisa Collier	58	Chief Product Officer
Tchernavia Rocker	49	Chief People and Administrative Officer
Mehri Shadman-Valavi	41	Chief Legal Officer and Corporate Secretary
Kevin Plank has been Executive Chair and Brand Chief since January 2020. Prior to that, he served as Chief Executive Officer and Chair of the Board of Directors from 1996, when he founded our Company, to 2019, and President from 1996 to July 2008 and August 2010 to July 2017. Mr. Plank also serves on the Board of Directors of the National Football Foundation and College Hall of Fame, Inc., and is a member of the Board of Trustees of the University of Maryland College Park Foundation.
Stephanie Linnartz has been President and Chief Executive Officer and a member of our Board of Directors since February 2023. Before joining Under Armour, Ms. Linnartz served as the President of Marriott International, Inc. beginning in February 2021. Prior to her role as President, she served as Marriott’s Group President Consumer Operations, Technology and Emerging Businesses from 2020 to 2021, and as Marriott’s Executive Vice President and Global Chief Commercial Officer from 2013 to 2019. Ms. Linnartz joined Marriott as a financial analyst in 1997, and held several positions in finance before moving into sales and marketing. Ms. Linnartz also serves on the Board of Directors of The Home Depot, Inc. and is a member of its Audit and Leadership Development & Compensation Committees.
Colin Browne has been Chief Operating Officer since February 2020. He served as interim President and Chief Executive Officer from June 2022 through February 2023. Previously, he served as Chief Supply Chain Officer from July 2017 to January 2020 and President of Global Sourcing from September 2016 to June 2017. Prior to joining our Company, he served as Vice President and Managing Director for VF Corporation, leading its sourcing and product supply organization in Asia and Africa from November 2013 to August 2016 and as Vice President of Footwear Sourcing from November 2011 to October 2013. Prior thereto, Mr. Browne served as Executive Vice President of Footwear and Accessories for Li and Fung Group LTD from September 2010 to November 2011 and Chief Executive Officer, Asia for Pentland Brands PLC from April 2006 to January 2010. Mr. Browne has over 25 years of experience leading sourcing efforts for large brands.
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
David Baxter has been President of the Americas since October 2022 and served as SVP, North America Wholesale from April 2020 to October 2022. Before joining Under Armour, Mr. Baxter served as President and CEO of LIDS Sports Group from June 2016 through February 2019. From March 2010 through June 2014, he was Vice President of adidas’s America’s Sport Performance division, where he directed the North American product and marketing strategies for sport performance categories, and prior to that oversaw all of adidas and Reebok’s sports licensed businesses with the major U.S. professional sports leagues. Prior to that, Mr. Baxter spent nine years at Reebok, where he held various roles, including key leadership roles within Reebok’s on-field and sports licensed divisions. Earlier in his career, he held various senior level sales positions at Logo Athletic.
Lisa Collier has been Chief Product Officer since April 2020. Prior to joining our Company, Ms. Collier served as President, Chief Executive Officer and Chairman of NYDJ (Not Your Daughter’s Jeans) from June 2016 to

January 2020. Prior thereto, Ms. Collier served as Executive Vice President and President of Global Dockers Brand of Levi Strauss & Company from July 2013 to May 2016 and as Chief Transformation Officer from October 2013 to January 2015. Ms. Collier also served as Senior Vice President of Product Development and Innovation across all brands from 2012 to 2013, Senior Vice President Global Dockers Merchandising, Licensing, Supply Chain from 2010 to 2012, as Managing Director and General Manager of Levi Strauss Australia and New Zealand from 2007 to 2011, and prior to that in various other leadership roles at Levi Strauss & Company. Ms. Collier served in various leadership roles at Sunrise Brands (formerly Tarrant Apparel Group) from 1999 to 2003. She also served in various merchandising positions at The Limited from 1987 to 1999 and started her career in retail and apparel at Hess's Department Store.
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
Mehri Shadman has been Chief Legal Officer and Corporate Secretary since October 2022. Ms. Shadman joined Under Armour in 2013 and served as Assistant Corporate Secretary from January 2017 to October 2022. Most recently she held the role of Deputy General Counsel, Corporate and Risk, overseeing the corporate legal, global ethics and compliance, data privacy, and enterprise risk management functions, and served as Vice President within the legal department from March 2019 through October 2022. Prior to that, she served as Senior Director, Managing Counsel, Corporate Affairs from January 2017 to February 2019. Before joining Under Armour, Ms. Shadman began her career as an associate at a large international law firm, in its capital markets practice.

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

ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Annual Report on Form 10-K. Should any of these risks actually materialize, our business, financial condition, results of operations and future prospects could be negatively impacted.
Economic and Industry Risks
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition.
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit and inflationary pressures and consumer confidence in future economic conditions. Global and U.S. economic conditions continue to be uncertain, particularly in light of rising interest rates, recession fears and instability in the U.S. banking system. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States, China or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

The COVID-19 pandemic has caused and may continue to cause significant disruption in our industry, which has and may continue to materially impact our business, financial condition and results of operations.
Our business has been and may continue to be materially impacted by the COVID-19 pandemic, which has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and business restrictions, including mandatory closures, orders to "shelter-in-place" and restrictions on how businesses operate. The pandemic had an adverse impact on our business and results of operations, particularly in Fiscal 2020, and although conditions improved during Fiscal 2021, the Transition Period and Fiscal 2023, adverse impacts may continue. The extent of the impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, including any resurgences, which are uncertain and cannot be predicted.
During Fiscal 2020, the COVID-19 pandemic resulted in temporary closures of our retail stores and the stores of our wholesale customers where our products are sold, reduced consumer traffic and consumer spending, temporary layoffs of certain employees in our North America retail stores and distribution centers and incremental operating expenses from adopting preventative health and safety measures in our stores, distribution centers and corporate offices. These negative impacts may continue or resurface depending on the ongoing development of the virus and related responses including resurgences and the impact of variants. For example, during Fiscal 2023, ongoing impacts of the COVID-19 pandemic in China caused labor disruptions resulting in temporary closures of our Brand and Factory House stores, distribution centers and corporate facilities, as well as negatively impacted consumer traffic and demand. Although, as of March 31, 2023, substantially all of our Brand and Factory House stores, distribution centers and corporate facilities in China were open, we may continue to experience varying degrees of volatility, business disruptions and periods of closure, which may continue to negatively impact our financial results.
The disruption caused by the pandemic has and may continue to disrupt the operations of our business partners, including our customers, suppliers, and vendors, and the financial condition of certain of our partners has been and could again be significantly impacted. Additionally, the COVID-19 pandemic has caused and may continue to cause global logistical challenges, including increased freight costs, shipping container shortages, transportation delays, labor shortages and port congestion. While we continue to see improvements across our supply chain, these challenges have and may continue to negatively impact our partners and our business, including by disrupting our inventory flow, requiring us to incur increased freight costs and requiring us to cancel or delay sales to some of our customers. This has and may continue to negatively impact our net revenues, gross margin, net income and results of operations.
The COVID-19 pandemic and resulting economic disruption also led to significant volatility in the capital markets and adversely impacted our stock price. While we have taken measures to maintain our operations and preserve and enhance our access to liquidity, our cash generated from operations was negatively impacted during certain periods of the pandemic and future cash flows may be further impacted by the ongoing development of the pandemic. If we are unable to effectively manage our spending in response to the pandemic, our profitability may be negatively impacted.
The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the latest developments regarding the COVID-19 pandemic closely, we are unable to predict the extent of any continued impact of the pandemic on our business, operations and financial condition due to the uncertainty of future developments, including the impact of resurgences, and additional impacts may arise that we are not aware of currently.
We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors, as well as increased competition from established companies expanding their production and marketing of performance products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Within our international markets, we also compete with local brands that may have strong brand recognition amongst consumers within particular regions. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in products similar to ours and private label offerings of certain retailers, including some of our wholesale customers. Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing, digital and other resources; longer operating histories; better brand recognition among consumers; more experience in global markets; greater ability to invest in technology, the digital consumer experience and innovations around sustainability; and greater economies of scale. In addition, our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by quickly adapting to changes in customer requirements or consumer preferences, discounting excess inventory that has been written down or written off, devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement, adopting aggressive pricing policies and engaging in lengthy and costly intellectual property and other disputes.
In addition, while one of our growth strategies has been to increase floor space for our products in retail stores and in certain markets expand our distribution to other retailers, retailers have limited resources and floor space, and we must compete with others to develop relationships with them. Increased competition could result in reductions in floor space in retail locations or reductions in sales or reductions in the prices of our products, and if retailers have better sell through or earn greater margins from our competitors' products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a negative effect on our brand image and a material adverse effect on our business, financial condition and results of operations.
Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.
Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, the amount of excess inventory in the marketplace and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations, financial condition and the price of our stock.
Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results.
The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations, including due to inflation, or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays, such as those caused by COVID-19 related global logistics challenges, have caused and may continue to cause us to rely more heavily on airfreight to achieve timely delivery to our customers. These factors have and may continue to significantly increase our freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.
Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.
We operate retail, distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to numerous risks and global events beyond our control which could negatively impact consumer spending or the operations of us or our customers or business partners, and therefore our results of operations, including: political or labor unrest; military conflict (such as the ongoing conflict between Russia and Ukraine); terrorism; public health crises, disease epidemics or pandemics (such as COVID-19); natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws, regulations and rules, including those relating to sustainability and climate change, data privacy, labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns; changes in trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, tariffs, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds; inflation; and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.
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
In Fiscal 2023, sales through our wholesale channel represented approximately 59% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer's financial condition, generally without requiring collateral or getting customer insurance against non-collection. We face increased risk of order reduction or cancellation and around collectibility when dealing with financially ailing customers or customers struggling with economic uncertainty. As a result of the COVID-19 pandemic, many of our wholesale customers throughout the world had to temporarily close their stores or operate their stores under significant restrictions and experienced reduced consumer traffic and purchasing, which resulted in lower sales and cancellations of orders of our products. If our wholesale customers again experience significant disruptions, this could result in reductions or cancellations of orders or late or extended payment terms to us, which could negatively impact our results of operations. In addition, during weak economic conditions, such as periods of high inflation and recessionary fears, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. Furthermore, a slowing economy in our key markets or a continued decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our company.
From time to time, certain of our customers have experienced financial difficulties and we have been unable to collect all or a portion of the amounts owed to us. To the extent one or more of our customers experience significant financial difficulty, bankruptcy, insolvency or cease operations, this could have a material adverse effect on our sales, our ability to collect on receivables and our financial condition and results of operations.
We may not successfully execute our long-term strategies, which may negatively impact our results of operations.
Our ability to realize our long-term growth objectives depends, in part, on our ability to successfully execute strategic initiatives in key areas including our wholesale, footwear, women’s and direct-to-consumer businesses. With respect to our direct-to-consumer business, our growth depends on our ability to continue to successfully grow our digital offerings and experiences throughout the world, expand our global network of Brand and Factory House stores and continue to increase our product offerings and market share in footwear successfully. Our ability to invest in these growth initiatives could be negatively impacted if we again experience significant market disruption due to COVID-19 or other significant events, particularly if our North America business, which represented 65% of our total net revenues in Fiscal 2023, does not grow sufficiently. In addition, as we expand our global network of Brand and Factory House stores, if we are unable to operate our stores profitably, our financial results could be impacted, or we could be required to recognize impairment charges. Our long-term strategy also depends on our ability to successfully drive expansion of our gross margins, manage and leverage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.

If we are unable to anticipate consumer preferences, successfully develop and introduce new, innovative and updated products or engage our consumers, or if consumer preferences shift away from performance products, our sales, net revenues and profitability may be negatively impacted.
Our success depends on our ability to identify and originate product trends and anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that shift rapidly and cannot be predicted with certainty. In addition, consumers are increasingly focused on the environmental and social practices of brands, including the sustainability of the products sold. Our ability to adequately react to and address consumer preferences depends in part upon our continued ability to develop and introduce innovative, high-quality products and to optimize available consumer data. In addition, long lead times for certain of our products may make it hard for us to respond quickly to changes in consumer demands. Accordingly, our new products may not receive consumer acceptance. From time to time, we may also introduce limited run or specialized products that may increase our sales in the near term, but that may fail to maintain sustained consumer demand. If consumers are not convinced performance apparel, footwear and accessories are a better choice than, and worth the additional cost over, traditional alternatives, sales of performance products may not grow or may decline. We also must successfully design and market our performance products for use by consumers in casual occasions. If we are unable to effectively anticipate and respond to consumer preferences as a result of any of these factors, our brand image could be negatively impacted, and our sales, net revenues, profitability and long-term growth plans may be negatively impacted.
Consumer shopping and engagement preferences and shifts in distribution channels continue to evolve and if we fail to adapt accordingly our results of operations or future growth could be negatively impacted.
Consumer preferences regarding the shopping experience and how to engage with brands continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct-to-consumer business consisting of our Brand and Factory House stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our growth strategy, we are investing significantly in enhancing our online platform capabilities, implementing systems to evolve towards a more omni-channel approach to service our consumers and establishing and growing consumer loyalty programs in certain regions. We are also investing in capabilities and tools to drive higher digital engagement with our consumers and create new digital experiences. If we do not successfully execute this strategy or continue to provide an engaging, reliable and user-friendly digital commerce platform or digital experiences that attract consumers, our brand image, and results of operations, as well as our opportunities for future growth, could be negatively impacted.
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
Our business could be adversely impacted if negative publicity regarding our brand, our company or our business partners diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations, as well as the social and other standards and policies we impose on them, including our code of conduct, we do not control the conduct of these third parties. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees. The risk that our business partners may not act in accordance with our expectations may be exacerbated in markets where our direct sales, supply chain or logistics operations are not as widespread. In addition, we have sponsorship contracts with a variety of athletes, teams and leagues, and many athletes and teams use our products. From time to time, we also enter into collaborative arrangements with athletes, designers or other partners. Negative publicity regarding these partners could negatively impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. Furthermore, social media can potentially accelerate and increase the scope of negative publicity. This could diminish the value of our proprietary rights or harm our reputation or have a negative effect on our sales and results of operations.
We must successfully manage the increasingly complex operations of our global business, including continued expansion in certain markets where we have limited brand recognition, or our business and results of operations may be negatively impacted.
Part of our growth strategy depends on our continued expansion outside of North America, and we have limited brand recognition and operating experience in certain regions. We must continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. We have limited experience with regulatory requirements and market practices in certain regions outside of North America, and may face difficulties expanding into and successfully operating in those markets, including differences in regulatory environments, labor and market practices, and difficulties in keeping abreast of market, business and technical developments and consumers' tastes and preferences. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development and distribution functions, our management information systems and other processes and technology. We may not manage these efforts cost-effectively or these efforts could increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image or operational challenges leading to a decrease in net revenues and results from operations.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on estimated future demand for particular products, and before firm orders are placed by our wholesale customers. In addition, a portion of our net revenues may be generated by at-once orders for immediate delivery to wholesale customers, particularly during the last two quarters of the calendar year, which historically has been our peak season. If we fail to accurately forecast customer demand we may experience excess inventory levels or a shortage of product to deliver to our wholesale customers or for our direct-to-consumer channel. Excess inventory may result in inventory write-downs or write-offs or sales at discounted prices or in less preferred distribution channels, negatively impacting gross margin. On the other hand, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, resulting in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and wholesale and consumer relationships.
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
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in Fiscal 2023, ten manufacturers produced approximately 65% of our apparel and accessories products, and six produced substantially all of our footwear products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials and production capacity.
A number of factors may require us to seek alternative or additional suppliers, which we may not be able to do in a timely or cost-effective manner. We may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. Moreover, our suppliers may not be able to fill our orders in a timely manner depending on market conditions or increased demand for product. For example, in Fiscal 2021, certain of our manufacturers experienced significant financial and operational disruption due to COVID-19, including in key sourcing countries.
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
Our business depends on our ability to source and distribute products in a timely and cost effective manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes and disruptions at various ports or at our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, decreased operations, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. For example, the COVID-19 pandemic caused delays and disruptions at ports due to workforce decreases, shipping backlogs and capacity constraints, container shortages and other disruptions, which resulted in slower than planned deliveries of inventory and delayed sales to customers. Significant delays or disruption in receiving and distributing our products, has had, and may again have, an adverse effect on our business, including canceled orders by customers, unanticipated inventory accumulation or shortages, increased expense (including air freight) to deliver our products and reduced net revenues and net income or higher net loss.

If we fail to successfully manage or realize expected results from significant transactions or investments, or if we are required to recognize an impairment of our goodwill or other intangible assets, it may have an adverse effect on our results of operations and financial position.
From time to time, we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquired businesses can require significant efforts and resources, which could divert management attention from more profitable business operations. From time to time we have also disposed of certain assets where we did not think our activities aligned to our operating model. If we fail to successfully integrate acquired businesses or effectively manage dispositions, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other intangible assets. We have recognized goodwill impairment charges in the past, and additional goodwill impairment charges could have an adverse effect on our results of operations and financial position. Additionally, from time to time, we may invest in business infrastructure, new businesses and expansion of existing businesses, such as the expansion of our network of Brand and Factory House stores and our distribution facilities, implementing our global operating and financial reporting information technology system, supporting our digital strategy (including our e-commerce platform and loyalty programs), or supporting our corporate infrastructure (including the development of our new global headquarters located in the Baltimore Peninsula, an area of Baltimore previously referred to as Port Covington). These investments require substantial cash investments and management attention, and infrastructure investments may also divert funds from other potential business opportunities. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results.
Climate change and an increased focus on sustainability issues, including those related to climate change, human rights and diversity, equity and inclusion, may have an adverse effect on our brand, sales of our products and our results of operations.
There are concerns that increased levels of greenhouse gases in the atmosphere have caused, and may continue to cause, increases in global temperatures, changes in weather patterns and an increase in the frequency and severity of natural disasters and extreme weather events. Climate change has the potential to impact our business in numerous ways. These concerns may impact consumer preferences and, if we fail to adapt accordingly, consumer demand for our product. The physical impacts of climate change, such as an increase in the frequency and severity of storms and flooding, may increase volatility in the supply chain, which could affect the availability, quality and cost of raw materials, and disruption to the production and distribution of our products. In addition, governmental authorities in various countries have proposed, and are likely to continue to propose, legislation and regulation to reduce or mitigate the impacts of climate change. Various countries and regions are following different approaches to the regulation of climate change, which could increase the complexity of, and potential cost related to complying with, such regulations. Any of the foregoing may require us to make additional investments. Failure to monitor, adapt, build resilience and develop solutions against the physical and transitional impacts from climate change may negatively impact our brand and reputation, sales of our products and our results of operations.
Certain customers, consumers, investors and other stakeholders are increasingly focusing on the sustainability and human rights practices of companies, including those related to climate change and diversity, equity and inclusion. If our sustainability and human rights practices do not meet such stakeholder expectations and standards, which continue to evolve, our brand and reputation could be negatively impacted. We have published, and may continue to publish, a sustainability report and other information describing our practices, targets and commitments on a variety of sustainability and human rights matters, including relating to our actions to address climate change, environmental targets and compliance, social and labor policies and practices, human capital management matters (including those relating to diversity, equity and inclusion) and the materials and manufacturing of our products. It is possible that stakeholders may not be satisfied with such disclosures, our sustainability and human rights practices, targets or commitments or the speed or success of their adoption. We may incur additional costs, face market and technological barriers, require additional resources or change investment decisions, which may require us to adjust or restate some or all of our targets and commitments. Any failure, or perceived failure, to meet stakeholder expectations or our targets or commitments could harm our reputation, negatively impact our employee retention or have a negative effect on our sales and results of operations.

The costs and return on our investments for our sports marketing sponsorships may become more challenging and this could impact the value of our brand image.
A key element of our marketing strategy has been to create a link in the consumer market between our products and professional, collegiate and young athletes. We have developed licensing and sponsorship agreements with a variety of sports teams and athletes at the collegiate and professional level to be their official supplier of performance apparel and footwear. We have also developed licensing agreements to be an official supplier of footwear and/or performance apparel to a variety of professional sports leagues and clubs. However, as competition in the performance apparel and footwear industry has increased, the costs associated with athlete sponsorships and official supplier licensing agreements, including the costs of obtaining and retaining these sponsorships and agreements, have varied and at times increased greatly. If we are unable to maintain our current association with professional athletes, teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments.
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
We rely on our own and our vendors' information technology throughout our business operations, including to design, forecast and order product, manage and maintain our inventory and internal reports, manage sales and distribution, operate our e-commerce website and mobile applications, process transactions, manage retail operations and other key business activities. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. Our operations are dependent on the reliable performance of these systems and technologies and their underlying technical infrastructure, which incorporate complex software. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, ransomware or other malware, programming errors, hacking or other unlawful activities, disasters or a failure to properly maintain system redundancy or protect, repair, maintain or upgrade the systems. For example, in Fiscal 2021, a remote code execution vulnerability in Apache log4j was identified as affecting large amounts of systems worldwide, including ours. We have not experienced any material operational disruptions related to this event.
From time to time we have experienced, and may continue to experience, operational disruption due to attacks on our systems and those of our vendors. Although we maintain certain business continuity plans, there can be no assurance that our business continuity plans, or those of our vendors, will anticipate all material risks that may arise or will effectively resolve the issues in a timely manner or adequately protect us from the adverse effects that could be caused by significant disruptions in key information technology. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, lost sales, the exposure of sensitive business or personal information and damage to the reputation of our brand. Depending on the system and scope of disruption, in some instances a service interruption or shutdown could have a material adverse impact on our operating activities or results of operations. Remediation and repair of any failure, problem or breach of our key systems or known potential vulnerabilities could require significant capital investments, as well as divert resources and management attention from key projects or initiatives. While we have purchased cybersecurity insurance, there can be no assurance that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
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
Our future success is substantially dependent on the continued service of our senior management, particularly Kevin Plank, our founder, Executive Chair and Brand Chief, Stephanie Linnartz, our President and Chief Executive Officer, other top executives and key employees who have substantial experience and expertise in our business, including product creation, innovation, sales, marketing, supply chain, informational technology, operational and other support personnel. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals and could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Changes in our senior management can also disrupt our business. The failure to successfully transition and assimilate key employees could adversely affect our results of operations.
In addition, to profitably grow our business and manage our operations, we will need to continue to attract, retain and motivate highly talented management and other employees with a range of skills, backgrounds and experiences. Competition for experienced and well-qualified employees in our industry is intense and we may not be successful in attracting and retaining such personnel. Additionally, changes to our current and future office environments, adoption of new work models and requirements about when or how often employees work on-site or remotely may fail to meet the expectations of our employees and present new challenges. As certain jobs and employers increasingly operate remotely, traditional geographic competition for talent may change in ways that cannot be fully predicted at this time. If we are unable to attract, retain and motivate management and other employees with the necessary skills, we may not be able to grow or successfully operate our business and achieve our long-term objectives. In addition, we have invested significant time and resources in building, maintaining and evolving our company culture and our values, which we believe to be critical to our future success. Failure to maintain and continue to evolve our culture could negatively affect our ability to attract, retain and motivate talented management and employees and to achieve our long-term objectives.
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
Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. For example, during the first and second quarters of Fiscal 2020, our cash generated from operations was negatively impacted due to widespread temporary store closures as a result of the COVID-19 pandemic. As of March 31, 2023, our cash and cash equivalents totaled $712 million. However, if in future periods our cash on hand, cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth, and we may be unable to obtain debt or equity financing on favorable terms or at all. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded in the past, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
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
We maintain certain minority investments, and may in the future invest in additional minority investments, which we account for under the equity method, and are required to recognize our allocable share of its net income or loss in our Consolidated Financial Statements. Our results of operations are affected by the performance of these businesses, over which we do not exercise control, and our net income or loss may be negatively impacted by losses realized by these investments. For example, we have previously recognized losses related to our Japanese licensee's business. We are also required to regularly review our investments for impairment, and an impairment charge may result from the occurrence of adverse events or management decisions that impact the fair value or estimated future cash flows to be generated from our investments. In addition, to the extent our Japanese licensee continues to experience challenges in the performance of its business, we may not continue to realize the license revenues from our Japanese licensee in line with its past results, which could negatively impact our net revenues and results of operations. Furthermore, based on its financial performance, our ability to recover our investment in the long term may be limited.
Our financial results could be adversely impacted by currency exchange rate fluctuations.
During Fiscal 2023, we generated approximately 34% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. These amounts can be material. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. From time to time, our results of operations have been, and may continue to be, adversely impacted by foreign currency exchange rate fluctuations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designate the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. From time to time, global macroeconomic factors, such as the ongoing impacts of COVID-19, have caused and may continue to cause uncertainty in forecasted cash flows, which has resulted and may in the future result in the de-designation of certain hedged transactions.

Legal, Regulatory and Compliance Risks
Our business is subject to a wide array of laws and regulations, and our failure to comply with these requirements could lead to investigations or actions by government regulators, increased expense or reputational damage.
Our business is subject to a wide array of laws and regulations, including those addressing consumer protection, safety, labeling, distribution, importation, sustainability and environmental matters, labor and human rights matters, the marketing and sale of our products, data privacy and other matters. These requirements are enforced by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we fail to comply with these regulations, we could become subject to significant penalties or claims or be required to stop selling or otherwise recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new legislation, regulations or industry standards, including related to data privacy, sustainability and climate change, or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.
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
We must also comply with increasingly complex and evolving regulatory standards throughout the world enacted to protect personal information and other data, including the General Data Protection Regulation, the ePrivacy Directive, the California Consumer Privacy Act of 2018, the California Privacy Rights Act, state privacy laws in Virginia, Utah, Connecticut and Colorado and the Personal Information Protection Law in China. These laws and related regulations impact our ability to engage with our consumers, and some of these privacy laws prohibit the transfer of personal information to certain other jurisdictions. Compliance with existing laws and regulations can be costly and could negatively impact our profitability. Moreover, data privacy laws and regulations continue to evolve and it may be costly for us to adjust our operations to comply with new requirements. Regulatory bodies throughout the world have increased enforcement efforts against companies who fail to comply with privacy requirements. Failure to comply with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to legal proceedings against us by governmental entities or others, imposition of fines by governmental authorities, negative publicity and damage to our brand image, all of which could have a negative impact on our profitability.
Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.
We collect proprietary business information and personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our digital business (including our MapMyFitness platform). We collect and store a variety of information regarding our consumers, and on some of our platforms allow users to share their personal information with each other and with third parties. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Like other companies in our industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, cyber fraud incidents and other attempts to gain unauthorized access to our systems. These attempted attacks have increased throughout the COVID-19 pandemic and with our implementation of a hybrid work model for many of our global corporate employees. There can be no assurance that these attacks will not have a material impact in the future. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor or employee information, or the loss of money, valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
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

Additionally, many countries have implemented legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development's ("OECD") Base Erosion and Profit Shifting ("BEPS") recommendations and action plan, which aim to standardize and modernize global corporate tax policy and include changes to cross-border tax, transfer pricing documentation rules and nexus-based tax incentive practices. As a result of this heightened scrutiny, we may experience an increase in income tax audits. In addition, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities and/or legislative investigation, which could also result in changes in tax policies or prior tax rulings. Any such activities may result in the taxes we previously paid being subject to change, which could have a material adverse impact on our tax provision.
The OECD has issued rules intended to provide governments new taxing rights over the digital economy and specific digital services (“Pillar One”), as well as the implementation of a global minimum tax (“Pillar Two”). Many countries in which we have operations are required to, or voluntarily plan to, implement Pillar Two taxes. For example, we have operations in the European Union, where member states are required to enact Pillar Two taxes by December 31, 2023, and in South Korea, which has enacted Pillar Two taxes effective for fiscal years beginning on or after January 1, 2024. The enactment of Pillar One and Pillar Two taxes in jurisdictions where we have operations could have a material adverse impact on our global transfer pricing arrangements, tax provision, cash tax liability, effective tax rate and profitability.
Failure to protect our intellectual property rights, or our conflict with the rights of others, could damage our brand, weaken our competitive position and negatively impact our results of operations.
Our success depends in large part on our brand image. We currently rely on a combination of copyright, trademark, trade dress, patent, anti-counterfeiting and unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. Despite our strategic enforcement efforts, we may not be able to prevent adequately infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand, and intellectual property protection may be unavailable or limited in some jurisdictions. In addition, intellectual property rights in the technology, fabrics and processes used to manufacture the majority of our products are generally owned or controlled by our suppliers and are generally not unique to us, and our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products.
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
We are actively involved in a variety of litigation and other legal matters and may be subject to additional litigations, investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, environmental, tax, accounting, insurance coverage, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures (including regarding the use of "pull forward" sales) and derivative complaints regarding related matters, as well as past related party transactions, among other legal proceedings. Refer to Note 9 to our Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these specific matters.
Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. We cannot predict the outcome of any particular legal proceeding, or whether ongoing legal proceedings will be resolved favorably or ultimately result in charges or material damages, fines or other penalties. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have a material adverse impact on our business, financial condition and results of operations or our stock price. Any legal proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.

Risks Related to our Common Stock
Kevin Plank, our Executive Chair and Brand Chief, controls the majority of the voting power of our common stock.
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights (except in limited circumstances). Our Executive Chair and Brand Chief, Kevin Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. Under certain circumstances, the Class B common stock automatically converts to Class A common stock, which would also result in the conversion of our Class C common stock into Class A common stock. As specified in our charter, these circumstances include when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B common stock outstanding, if Mr. Plank were to resign as an Approved Executive Officer of the Company (or was otherwise terminated for cause) or if Mr. Plank sells more than a specified number of any class of our common stock within a one-year period. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our stockholders do not otherwise support. In addition, we utilize shares of our Class C common stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank's voting control.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following includes a summary of the principal properties that we own or lease as of March 31, 2023.
Our principal executive and administrative offices are located at an office complex in Baltimore, Maryland, the majority of which we own and a portion of which we lease. We also own office space and undeveloped acreage in the Baltimore Peninsula, an area of Baltimore, Maryland previously referred to as Port Covington, which we are in the process of renovating and further developing. We expect to move our principal executive and administrative offices to this location by late 2024. For each of our EMEA, Latin America and Asia-Pacific headquarters, we lease office space.
We lease our primary distribution facilities, which are located in Sparrows Point, Maryland, Mount Juliet, Tennessee and Rialto, California. Combined, these facilities represent approximately 3.5 million square feet of facility space. These leases expire at various dates, with the earliest lease termination date occurring in December 2027. We believe our distribution facilities and space available through our third-party logistics providers will be adequate to meet our short term needs.
In addition, as of March 31, 2023, we leased 439 Brand and Factory House stores located primarily in the United States, China, Canada, Mexico, Korea, Chile, Australia, the United Kingdom, and Malaysia with lease termination dates occurring in 2023 through 2035. We also lease additional office space for sales, quality assurance and sourcing, marketing and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.

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

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour's Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange ("NYSE") under the symbols "UAA" and "UA", respectively. As of May 15, 2023, there were 2,306 record holders of our Class A Common Stock, 5 record holders of Class B Convertible Common Stock which are beneficially owned by our Executive Chair and Brand Chief, Kevin A. Plank, and 1,578 record holders of our Class C Common Stock.
Our Class A Common Stock was listed on the NYSE under the symbol "UA" until December 6, 2016 and under the symbol "UAA" since December 7, 2016. Prior to November 18, 2005, there was no public market for our Class A Common Stock. Our Class C Common Stock was listed on the NYSE under the symbol "UA.C" since its initial issuance on April 8, 2016 until December 6, 2016 and under the symbol "UA" since December 7, 2016.
Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the Company's repurchases of Class C Common Stock during the quarter ended March 31, 2023 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
01/01/2023 to 01/31/2023	1,049,821	$9.14	1,049,821	$75.0
02/01/2023 to 02/28/2023	—	$—	—	$75.0
03/01/2023 to 03/31/2023	—	$—	—	$75.0
Dividends
No cash dividends were declared or paid during Fiscal 2023, Fiscal 2021, Fiscal 2020 or the Transition Period on any class of our common stock. We currently anticipate we will retain future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. However, if we were to consider declaring a cash dividend to our stockholders, we may be limited in our ability to do so under our credit facility. Refer to "Financial Position, Capital Resources and Liquidity" within Management's Discussion and Analysis and Note 8 to the Consolidated Financial Statements for a further discussion of our credit facility.
Stock Compensation Plans
See Item 12 "Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.

Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2017 through March 31, 2023. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2017 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	3/31/2022	3/31/2023
Under Armour, Inc.	$100.00	$122.45	$149.69	$118.99	$146.85	$117.94	$65.76
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$182.77	$168.65
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$84.24	$103.82	$93.06	$98.71	$81.67	$56.59

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to our Consolidated Financial Statements under Part II, Item 8 and the information contained elsewhere in this Annual Report on Form 10-K under the captions "Business" and "Risk Factors".
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

All dollar and percentage comparisons made herein refer to Fiscal 2023 compared with the twelve months ended March 31, 2022, unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K, filed with the Securities Exchange Commission ("SEC") on February 23, 2022, for a comparative discussion of our Fiscal 2021 financial results as compared to Fiscal 2020, which is incorporated by reference herein.
Fiscal Year End Change
As previously disclosed, we changed our fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. Our current fiscal year began on April 1, 2022 and ended on March 31, 2023 ("Fiscal 2023"). We refer to the period beginning on January 1, 2022 and ending on March 31, 2022 as the "Transition Period". We filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on May 9, 2022. Our 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 ("Fiscal 2021"). There was no Fiscal 2022.
We have presented the twelve months ended March 31, 2022 as a comparison to our results for Fiscal 2023 as we believe this comparison is more meaningful to a reader’s understanding of our Fiscal 2023 results of operations than a comparison to Fiscal 2021. A comparison of the three-months ended March 31, 2022 to the three-months ended March 31, 2021 may be found in Part I, Item 2, of our Transition Report on Form 10-QT for the three-months ended March 31, 2022 filed with the SEC on May 9, 2022.
The following tables have been included to help readers better understand how the statement of operations and statement of cash flows for the twelve months ended March 31, 2022 were derived.

		Deduct:	Add:
(In thousands)	Year ended December 31, 2021	Three Months ended March 31, 2021	Three Months Ended March 31, 2022	Twelve months ended March 31, 2022
Net revenues	$5,683,466	$1,257,195	$1,300,945	$5,727,216
Cost of goods sold	2,821,967	628,554	695,781	2,889,194
Gross profit	2,861,499	628,641	605,164	2,838,022
Selling, general and administrative expenses	2,334,691	514,638	594,446	2,414,499
Restructuring and impairment charges	40,518	7,113	56,674	90,079
Income (loss) from operations	486,290	106,890	(45,956)	333,444
Interest income (expense), net	(44,300)	(14,137)	(6,154)	(36,317)
Other income (expense), net	(51,113)	(7,180)	(51)	(43,984)
Income (loss) before income taxes	390,877	85,573	(52,161)	253,143
Income tax expense (benefit)	32,072	9,881	8,181	30,372
Income (loss) from equity method investments	1,255	2,060	732	(73)
Net income (loss)	$360,060	$77,752	$(59,610)	$222,698

		Deduct:	Add:
(In thousands)	Year ended December 31, 2021	Three Months ended March 31, 2021	Three Months Ended March 31, 2022	Twelve months ended March 31, 2022
Net cash provided by (used in):
Operating activities	$664,829	$(150,588)	$(321,443)	$493,974
Investing activities	(68,346)	(7,904)	(39,923)	(100,365)
Financing activities	(418,737)	(3,443)	(310,512)	(725,806)
Effect of exchange rate changes on cash and cash equivalents	(23,391)	(6,900)	11,134	(5,357)
Net increase (decrease) in cash and cash equivalents	$154,355	$(168,835)	$(660,744)	$(337,554)

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
Strategically and operationally, we remain focused on driving premium brand-right growth and improved profitability. We plan to continue to grow our business over the long-term through increased sales of our apparel, footwear and accessories; growth in our direct-to-consumer sales channel; and expansion of our wholesale distribution. We believe that achievement of our long-term growth objectives depends, in part, on our ability to execute strategic initiatives in key areas including our wholesale, footwear, women’s and direct-to-consumer businesses. Additionally, our digital strategy is focused on supporting these long-term objectives, emphasizing connection and engagement with our consumers through multiple digital touchpoints.
During Fiscal 2023, we faced a challenging retail environment that included higher promotions and discounting related to industry-wide elevated inventory balances, ongoing COVID-19 related impacts in China and further negative impacts from changes in foreign currency rates.
Fiscal 2023 Performance
Financial highlights for Fiscal 2023 as compared to the twelve months ended March 31, 2022 include:
•Total net revenues increased 3.1%.
•Within our channels, wholesale revenue increased 5.9% and direct-to-consumer revenue decreased 2.5%.
•Within our product categories, apparel revenue decreased 0.9%, footwear revenue increased 16.3%, and accessories revenue decreased 7.4%.
•Net revenue in Europe, the Middle East and Africa ("EMEA"), Latin America and Asia-Pacific increased 13.2%, 10.7% and 2.7%, respectively, while revenue decreased 0.6% in North America.
•Gross margin decreased 470 basis points to 44.9%.
•Selling, general and administrative expenses decreased 2.0%.
COVID-19 Update
The COVID-19 pandemic has caused, and may continue to cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors.
During Fiscal 2023, we continued to experience COVID-19 related impacts, including global logistical challenges, such as increased freight costs and transportation delays, and labor disruptions in China, which caused temporary closures of our Brand and Factory House stores, distribution centers and corporate facilities in China and negatively impacted consumer traffic and demand. As of March 31, 2023, we continue to see improvements across our supply chain, including progress towards a return to pre-pandemic production efficiency and improving freight costs, and all of our Brand and Factory House stores, distribution centers and corporate facilities in China were open. However, the ongoing impacts of the COVID-19 pandemic negatively impacted our financial results for Fiscal 2023, and we cannot predict how the COVID-19 pandemic may impact our business and results of operations in Fiscal 2024.
For a more complete discussion of the COVID-19 related risks facing our business, refer to our "Risk Factors" section included in Item 1A of this Annual Report on Form 10-K.
Effects of Inflation and Other Global Events
Macroeconomic factors, such as inflationary pressures and fluctuations in foreign currency exchange rates have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of the Russia Ukraine conflict on the global economy, including its effect on inflationary pressures and the price of oil globally.
See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022
Net revenues	$5,903,636	$5,727,216
Cost of goods sold	3,254,296	2,889,194
Gross profit	2,649,340	2,838,022
Selling, general and administrative expenses	2,365,529	2,414,499
Restructuring and impairment charges	—	90,079
Income (loss) from operations	283,811	333,444
Interest income (expense), net	(12,826)	(36,317)
Other income (expense), net	16,780	(43,984)
Income (loss) before income taxes	287,765	253,143
Income tax expense (benefit)	(101,046)	30,372
Income (loss) from equity method investments	(2,042)	(73)
Net income (loss)	$386,769	$222,698

(As a percentage of net revenues)	Year ended March 31, 2023	Twelve months ended March 31, 2022
Net revenues	100.0%	100.0%
Cost of goods sold	55.1%	50.4%
Gross profit	44.9%	49.6%
Selling, general and administrative expenses	40.1%	42.2%
Restructuring and impairment charges	—%	1.6%
Income (loss) from operations	4.8%	5.8%
Interest income (expense), net	(0.2)%	(0.6)%
Other income (expense), net	0.3%	(0.8)%
Income (loss) before income taxes	4.9%	4.4%
Income tax expense (benefit)	(1.7)%	0.5%
Loss from equity method investment	—%	—%
Net income (loss)	6.6%	3.9%

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

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %(1)
Net Revenues by Product Category
Apparel(2)	$3,871,638	$3,907,812	$(36,174)	(0.9)%
Footwear	1,455,265	1,251,776	203,489	16.3%
Accessories	408,521	441,301	(32,780)	(7.4)%
Net Sales	5,735,424	5,600,889	134,535	2.4%
License revenues	116,746	117,568	(822)	(0.7)%
Corporate Other (3)	51,466	8,759	42,707	N/M
Total net revenues	$5,903,636	$5,727,216	$176,420	3.1%

Net Revenues by Distribution Channel
Wholesale	$3,468,126	$3,275,341	$192,785	5.9%
Direct-to-consumer(2)	2,267,298	2,325,548	(58,250)	(2.5)%
Net Sales	5,735,424	5,600,889	134,535	2.4%
License revenues	116,746	117,568	(822)	(0.7)%
Corporate Other (3)	51,466	8,759	42,707	N/M
Total net revenues	$5,903,636	$5,727,216	$176,420	3.1%
(1) "N/M" = not meaningful
(2) During the Fiscal 2023, we recognized approximately $10.1 million of revenue relating to gift cards not expected to be redeemed ("breakage"), which was previously included in contract liabilities. Refer to Note 11 of the Consolidated Financial Statements for additional details.
(3) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net sales
Net sales increased by $134.5 million, or 2.4%, to $5,735.4 million during Fiscal 2023, from $5,600.9 million during the twelve months ended March 31, 2022. Apparel decreased primarily due to lower average selling prices, resulting from higher discounts and promotions and the impact of foreign exchange rates, partially offset by higher unit sales and favorable channel mix. Additionally, apparel was positively impacted by the recognition of breakage relating to gift cards, as described in the table above. Footwear increased primarily due to higher unit sales which benefited from better product availability, partially offset by the impact of foreign exchange rates and unfavorable channel mix. Accessories decreased primarily due to lower average selling prices, the impact of foreign exchange rates and unfavorable channel mix. From a channel perspective, the increase in net sales was due to an increase in wholesale, partially offset by a decrease in direct-to-consumer.
License revenues
License revenues decreased by $0.8 million or 0.7%, to $116.7 million during Fiscal 2023, from $117.6 million during the twelve months ended March 31, 2022. This was primarily due to lower revenues from our Japanese licensee, partially offset by higher revenues from our licensing partners in the North America region.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $79.5 million in Fiscal 2023 (twelve months ended March 31, 2022: $76.9 million).
Gross profit decreased by $188.7 million to $2,649.3 million during Fiscal 2023, from $2,838.0 million during the twelve months ended March 31, 2022. Gross profit as a percentage of net revenues, or gross margin, decreased to 44.9% from 49.6%. This decrease in gross margin of 470 basis points was primarily driven by negative impacts of approximately:
•170 basis points from higher promotions and discounting within our direct-to-consumer channel and unfavorable pricing of sales to the off-price channel;
•130 basis points of supply chain impact mainly due to higher product input costs and freight costs;
•70 basis points from unfavorable channel impacts;
•50 basis points from changes in foreign currency;
•30 basis points from unfavorable product mix due to the strength of footwear sales; and
•20 basis points from unfavorable regional mix.
We expect higher discounting and promotional activities and elevated product input costs to continue to negatively impact our gross margin in the near term.
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

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %
Selling, General and Administrative Expenses	$2,365,529	$2,414,499	$(48,970)	(2.0)%
Selling, general and administrative expenses decreased by $49.0 million, or 2.0%, during Fiscal 2023 as compared to the twelve months ended March 31, 2022. Within selling, general and administrative expense:
•Marketing costs decreased $65.3 million or 9.6%, due to lower marketing activity during the period. As a percentage of net revenues, marketing costs decreased to 10.5% from 11.9%.
•Other costs increased $16.4 million or 0.9%, primarily driven by higher salaries, other selling expenses, litigation accrual, travel expenses and facility-related expenses, partially offset by lower incentive compensation expenses and lower consulting expenses. As a percentage of net revenues, other costs decreased to 29.6% from 30.2%.

As a percentage of net revenues, selling, general and administrative expenses decreased to 40.1% during Fiscal 2023 as compared to 42.2% during the twelve months ended March 31, 2022.

Restructuring and Impairment Charges

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %
Restructuring and Impairment Charges	$—	$90,079	$(90,079)	(100.0)%
Restructuring and impairment charges within our operating expenses were $90.1 million during the twelve months ended March 31, 2022. No charges were recorded during Fiscal 2023. See Note 12 to our Consolidated Financial Statements.
Interest Expense, net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %
Interest expense, net	$12,826	$36,317	$(23,491)	(64.7)%
Interest expense, net decreased by $23.5 million to $12.8 million during Fiscal 2023. This was primarily due to an increase in interest income as a result of higher interest rates and a reduction in interest expense on our Convertible Senior Notes as a result of repurchasing approximately $419.1 million in aggregate principal amount during the twelve months ended March 31, 2022. See Note 8 to our Consolidated Financial Statements.
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

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %
Other income (expense), net	$16,780	$(43,984)	$60,764	138.2%
Other income (expense), net increased by $60.8 million to income of $16.8 million during Fiscal 2023. This was primarily due to a loss of $58.5 million that was recognized during the twelve months ended March 31, 2022 upon the extinguishment of $419.1 million in principal amount of our Convertible Senior Notes. Additionally, other income increased during Fiscal 2023, due to a $10 million higher earnout recorded in connection with the sale of the MyFitnessPal platform. These increases were offset by losses on foreign currency hedges of $5.9 million and losses from changes in foreign currency exchange rates of $2.4 million.
Income Tax Expense (Benefit)

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %
Income tax expense (benefit)	$(101,046)	$30,372	$(131,418)	(432.7)%
During Fiscal 2023, income tax expense decreased $131.4 million resulting in an income tax benefit of $101.0 million from an income tax expense of $30.4 million during the twelve months ended March 31, 2022. The change was primarily due to the recognition of an income tax benefit from the release of the U.S. federal valuation allowance on beginning of year deferred tax assets.
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
We exclude certain corporate items from our segment profitability measures. We report these items within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. Corporate Other consists primarily of (i) operating results related to our MMR platforms and other digital business opportunities; (ii) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments which include global marketing, global IT, global supply chain and innovation, and other corporate support functions; (iii) restructuring and restructuring related charges; and (iv) certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %(1)
North America (2)	$3,820,993	$3,845,746	$(24,753)	(0.6)%
EMEA	992,624	876,684	115,940	13.2%
Asia-Pacific	825,338	803,450	21,888	2.7%
Latin America	213,215	192,577	20,638	10.7%
Corporate Other (3)	51,466	8,759	42,707	N/M
Total net revenues	$5,903,636	$5,727,216	$176,420	3.1%
(1) "N/M" = not meaningful
(2) During Fiscal 2023, we recognized approximately $10.1 million of revenue relating to gift cards not expected to be redeemed ("breakage"), which was previously included in contract liabilities. Refer to Note 11 of the Consolidated Financial Statements for additional details.
(3) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The increase in total net revenues for Fiscal 2023, compared to the twelve months ended March 31, 2022, was driven by the following:
•Net revenues in our North America region decreased by $24.8 million, or 0.6%, to $3,821.0 million from $3,845.7 million. This was driven by a decrease in both our direct-to-consumer channel, which includes the recognition of breakage relating to gift cards as described in the table above, and our wholesale channel, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues were lower due to a decrease in owned and operated retail store sales, partially offset by an increase in e-commerce sales.
•Net revenues in our EMEA region increased by $115.9 million, or 13.2%, to $992.6 million from $876.7 million. This was primarily driven by an increase in both our wholesale channel and direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales. Net revenues in our EMEA region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $21.9 million, or 2.7%, to $825.3 million from $803.5 million. This was driven by an increase in our wholesale channel, partially offset by a decrease in our direct-to-consumer channel and a decrease in license revenues from our Japanese licensee. Within our direct-to-consumer channel, net revenues were lower due to decreases in both e-commerce and owned and operated retail store sales, which were negatively impacted by COVID-19 related restrictions and limitations in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $20.6 million, or 10.7%, to $213.2 million from $192.6 million. This was primarily driven by an increase in our wholesale channel, as we have moved to a distributor operating model for certain countries within this region. Within our direct-to-consumer channel, net revenues were slightly higher due to increases in both owned and operated retail store sales and e-commerce sales.
•Net revenues in our Corporate Other non-operating segment increased by $42.7 million to $51.5 million from $8.8 million. This was primarily driven by foreign currency hedge gains related to revenues generated by entities within our operating segments, but managed through our central foreign exchange risk management program.
Operating Income (loss)

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $	Change %
North America	$734,881	$915,615	$(180,734)	(19.7)%
EMEA	112,161	136,252	(24,091)	(17.7)%
Asia-Pacific	100,276	91,862	8,414	9.2%
Latin America	23,487	27,274	(3,787)	(13.9)%
Corporate Other (1)	(686,994)	(837,559)	150,565	18.0%
Total operating income (loss)	$283,811	$333,444	$(49,633)	(14.9)%
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

The decrease in total operating income for Fiscal 2023, compared to the twelve months ended March 31, 2022, was primarily driven by the following:
•Operating income in our North America region decreased by $180.7 million to $734.9 million from $915.6 million. This was primarily due to a decline in gross profit and higher distribution and selling expenses, partially offset by lower marketing-related expenses. The decline in gross profit was driven by higher product input and freight costs, increased promotions and discounting and lower net revenues as discussed above.
•Operating income in our EMEA region decreased by $24.1 million to $112.2 million from $136.3 million. This was primarily due to a decline in gross profit, higher distribution and selling expenses and higher bad debt expense, partially offset by lower marketing-related expenses. The decline in gross profit was driven by unfavorable channel mix, partially offset by higher net revenues as discussed above.
•Operating income in our Asia-Pacific region increased by $8.4 million to $100.3 million from $91.9 million. This was primarily due to a decrease in marketing-related expenses, consulting expenses and facility-related expenses, partially offset by a decline in gross profit. The decline in gross profit was driven by increased promotions and discounting, partially offset by higher net revenues as discussed above.
•Operating income in our Latin America region decreased by $3.8 million to $23.5 million from $27.3 million. This was primarily due to higher freight and distribution costs, partially offset by higher net revenues.
•Operating loss in our Corporate Other non-operating segment decreased by $150.6 million to $687.0 million from $837.6 million. This was primarily due to gains from foreign currency hedges, lower incentive compensation expenses and no further restructuring charges, partially offset by an increase in salaries expenses and litigation expenses.

LIQUIDITY AND CAPITAL RESOURCES
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the calendar year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, including construction of our new global headquarters, leasehold improvements to our Brand and Factory House stores, and investment and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition, we strive to enhance our inventory performance by focusing on adding discipline around product purchasing, reducing production lead time and improving planning and execution for selling excess inventory through our Factory House stores and other liquidation channels.
As of March 31, 2023, we had approximately $711.9 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years and, subsequently, during the Transition Period and Fiscal 2023, we entered into agreements related to accelerated share repurchase transactions to repurchase $425 million of our Class C Common Stock.
If there are unexpected material impacts to our business in future periods from COVID-19 or other global macroeconomic factors and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives similar to those we used in Fiscal 2020, including further reducing our expenditures, changing our investment strategies, reducing compensation costs, including through temporary reductions in pay and layoffs, limiting certain marketing and capital expenditures, and negotiating, extending or delaying payment terms with our customers and vendors. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
As of March 31, 2023, $396.5 million or approximately 56% of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may borrow in the United States or elect to repatriate indefinitely reinvested foreign funds. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and recognized foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
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
Pursuant to the previously disclosed accelerated share repurchase transactions that we entered into in February 2022, May 2022, August 2022 and November 2022 (the "ASR Agreements"), we repurchased 18.7 million and 16.2 million shares of Class C Common Stock, which were immediately retired, during Fiscal 2023 and the Transition Period, respectively. As a result, $174.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value during Fiscal 2023 (Transition Period: $240.0 million).

As of the date of this Annual Report on Form 10-K, we have repurchased a total of $425 million or 34.9 million outstanding shares of our Class C Common Stock under the share repurchase program.
Contractual Commitments
We lease warehouse space, office facilities, space for our Brand and Factory House stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for Brand and Factory House stores that we did not yet occupy as of March 31, 2023. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of March 31, 2023 are summarized in the following table:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long term debt obligations (1)	$750,990	$20,714	$120,526	$609,750	$—
Operating Lease obligations (2)	1,027,700	176,218	290,688	199,724	361,070
Product purchase obligations (3)	1,161,097	1,161,097	—	—	—
Sponsorships and other (4)	412,425	83,342	189,758	40,575	98,750
Total future minimum payments	$3,352,212	$1,441,371	$600,972	$850,049	$459,820
(1) Includes estimated interest payments based on applicable fixed interest rates as of March 31, 2023, timing of scheduled payments, and the term of the debt obligations.
(2) Includes the minimum payments for lease obligations. The lease obligations do not include any contingent rent expense we may incur at our Brand and Factory house stores based on future sales above a specified minimum or payments made for maintenance, insurance and real estate taxes. Contingent rent expense was $14.2 million for Fiscal 2023.
(3) We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of March 31, 2023.
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

The table above excludes a liability of $58.8 million for uncertain tax positions, inclusive of related interest and penalties, as the Company is unable to reasonably estimate the timing an amount of future cash settlement. Refer to Note 17 to the Consolidated Financial Statements for a further discussion of our uncertain tax positions.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

(In thousands)	Year ended March 31, 2023	Twelve months ended March 31, 2022	Change $
Net cash provided by (used in):
Operating activities	$(9,914)	$493,974	$(503,888)
Investing activities	(152,796)	(100,365)	(52,431)
Financing activities	(126,375)	(725,806)	599,431
Effect of exchange rate changes on cash and cash equivalents	(5,315)	(5,357)	42
Net increase (decrease) in cash and cash equivalents	$(294,400)	$(337,554)	$43,154

Operating Activities
Cash flows from operating activities decreased by $503.9 million, as compared to the twelve months ended March 31, 2022, primarily driven by a decrease in net income before the impact of non-cash items of $54.0 million and a decrease from changes in working capital of $449.9 million.
The changes in working capital were due to the following outflows:
•$411.3 million from changes in inventories;
•$140.7 million from changes in other non-current assets;
•$69.5 million from changes in accounts receivable; and
•$20.3 million from changes in prepaid expenses and other current assets.
These outflows were partially offset by the following working capital inflows:
•$127.6 million from changes in accrued expenses and other liabilities;
•$33.2 million from changes in customer refund liabilities;
•$26.4 million from changes in accounts payable; and
•$5.0 million from changes in income taxes payable and receivable, net.
Investing Activities
Cash flows used in investing activities increased by $52.4 million, as compared to the twelve months ended March 31, 2022. This was primarily due to an increase in capital expenditures, partially offset by the collection of the year one earn-out previously recorded in connection with the sale of the MyFitnessPal platform.
Total capital expenditures during Fiscal 2023 were $187.8 million, or approximately 3% of net revenues, representing an $86.6 million increase from $101.2 million during the twelve months ended March 31, 2022. During Fiscal 2021, we reduced capital expenditures in response to ongoing uncertainty related to COVID-19. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland, previously referred to as Port Covington. During Fiscal 2023, we incurred capital expenditures of $68.1 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next few years to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities decreased by $599.4 million, as compared to the twelve months ended March 31, 2022. During the twelve months ended March 31, 2022, we paid $506.3 million to certain exchanging holders for the exchange of approximately $419.1 million in aggregate principal amount of our 1.50% Convertible Senior Notes. Concurrently with these exchanges we terminated certain capped call agreements and in exchange received approximately $91.7 million. For more details, see discussion below under "1.50% Convertible Senior Notes". Additionally, during Fiscal 2023 and the twelve months ended March 31, 2022, we paid $125.0 million and $300.0 million, respectively, to repurchase shares of our Class C Common Stock through accelerated share repurchase programs. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of March 31, 2023 and March 31, 2022, there were no amounts outstanding under the revolving credit facility.

At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2023, there was $4.4 million of letters of credit outstanding (March 31, 2022: $4.5 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of March 31, 2023, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2023, the commitment fee was 17.5 basis points.
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

During Fiscal 2021, we entered into exchange agreements with certain holders of the Convertible Senior Notes, who agreed to exchange approximately $419.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of our Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchanges"). In connection with the Exchanges, we paid approximately $507.0 million cash and issued approximately 18.8 million shares of the Company's Class C Common Stock to the exchanging holders. Additionally, we recognized losses on debt extinguishment of $58.5 million during Fiscal 2021, within Other Income (Expense), net on our Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding as of March 31, 2023.
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
During Fiscal 2021, concurrently with the Exchanges, we entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid us a cash settlement amount in respect of the portion of capped call transactions being terminated. We received approximately $91.7 million in connection with such termination agreements related to the Exchanges.
The Convertible Senior Notes contain a cash conversion feature. Prior to the adoption of Accounting Standards Update ("ASU") No. 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"), we had separated it into liability and equity components. We valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which was recognized as a debt discount, was valued as the difference between the face value of the Convertible Senior Notes and the fair value of the liability component.
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
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. We base these estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of March 31, 2023 and 2022, there were $160.5 million and $159.6 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $40.7 million and $44.3 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the Consolidated Balance Sheets.

Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of March 31, 2023 and 2022, the allowance for doubtful accounts was $10.8 million and $7.1 million, respectively.
Inventory Valuation and Reserves
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. We value our inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated net realizable value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of March 31, 2023 and 2022, the inventory reserve was $34.8 million and $26.8 million, respectively.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. We have made the policy election to record any liability associated with Global Intangible Low Taxed Income (“GILTI”) in the period in which it is incurred.
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

A significant portion of our deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets as of March 31, 2023, we have considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•Current year pre-tax earnings including positive financial taxable income in the U.S. federal jurisdiction.
•Prior three-year cumulative positive financial taxable income in the U.S. federal jurisdiction.
•Forecasted future positive financial taxable income in the U.S.
•No material definite lived tax attributes (excluding capital loss) subject to expiration in the near short term.
•No history of U.S. federal and material state tax attributes expiring unused.
•Available prudent and feasible tax planning strategies.
Negative
•Prior three-year cumulative financial taxable loss in the U.S. state jurisdictions.
•Inherent challenges in forecasting sufficient future U.S. state pre-tax earnings to overcome existing cumulative losses in prior years.
•Existing definite life state attributes related to credits and net operating losses.
As of March 31, 2023, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal deferred tax assets, resulting in the release of the corresponding valuation allowances in the fourth quarter of the Fiscal 2023. The release of U.S. federal valuation allowance (excluding capital losses) resulted in a material benefit to income tax expense and net income in the period. As of March 31, 2023, for U.S. states, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of the state deferred tax assets and have maintained a valuation allowance against these assets. Our current forecast for the U.S. indicates that there is a possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the U.S state valuation allowance will no longer be required. The actualization of these forecasted results may result in a reversal of a portion of previously recorded U.S state valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded. The timing and amount are subject to change based on the actual profitability that we are able to actually achieve in the United States.
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
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2023, we had hedge instruments, primarily for British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, Euro/U.S. Dollar, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso and U.S. Dollar/South Korean Won currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instruments maturity dates. The table below provides information about our foreign currency forward exchange agreements for the currencies listed above and presents the notional amounts and weighted average exchange rates by contractual maturity dates:

		Fiscal year ending March 31,						Fair Value as of
(In thousands)		2024	2025	2026	2027	2028 and There-after	Total	March 31, 2023	March 31, 2022	December 31, 2021
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$91,046	$22,218	$—	$—	$—	$113,264	$(3,263)	$2,238	$4,447
	Weighted Average Exchange Rate	1.07	1.05				1.07
GBP	Notional	213,437	43,741	—	—	—	257,178	6,024	8,764	3,270
	Weighted Average Exchange Rate	1.29	1.19				1.27
CNY Functional Currency
USD	Notional	121,935	35,842	—	—	—	157,777	2,461	(7,691)	(6,090)
	Weighted Average Exchange Rate	6.65	6.75				6.67
CAD Functional Currency
USD	Notional	71,318	32,491	—	—	—	103,809	3,538	(775)	(343)
	Weighted Average Exchange Rate	1.29	1.32				1.30
MXN Functional Currency
USD	Notional	75,527	15,568	—	—	—	91,095	(15,271)	(2,917)	(237)
	Weighted Average Exchange Rate	22.00	22.58				22.10
KRW Functional Currency
USD	Notional	25,561	16,714	—	—	—	42,275	646	(1,790)	—
	Weighted Average Exchange Rate	1,234.64	1,310.96				1,264.82
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of March 31, 2023, the aggregate notional value of our outstanding cash flow hedges was $799.7 million, with contract maturities ranging from one to twenty-four months.
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
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2023. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts" for a further discussion on our policies.
Inflation
Inflationary pressures have and may continue to adversely affect our operating results. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand on our products. See our "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition" included in Item 1A of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of March 31, 2023.
The effectiveness of our internal control over financial reporting as of March 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ STEPHANIE C. LINNARTZ	President and Chief Executive Officer
Stephanie C. Linnartz

/s/ DAVID E. BERGMAN	Chief Financial Officer
David E. Bergman
Dated: May 24, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of March 31, 2023, March 31, 2022 and December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for the year ended March 31, 2023, for the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020, including the related notes and schedule of valuation and qualifying accounts for the year ended March 31, 2023, for the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023, March 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2023, for the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Reserve for Customer Returns
As described in Note 2 to the consolidated financial statements, the Company recorded $160.5 million as of March 31, 2023 in reserves for returns, allowances, markdowns and discounts within customer refund liability. Management bases its estimates of the reserve for customer returns on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company.
The principal considerations for our determination that performing procedures relating to the reserve for customer returns is a critical audit matter are (i) the significant judgment by management in developing the estimate of reserve for customer returns, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the amount of outstanding returns that have not yet been received by the Company.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the reserve for customer returns, including the assumption related to the outstanding returns that have not yet been received by the Company. These procedures also included, among others, testing management’s process for developing the customer returns reserve; evaluating the appropriateness of the method; testing the completeness, accuracy, and relevance of underlying data used in the estimate; and evaluating the reasonableness of management’s significant assumption related to the amount of outstanding returns that have not yet been received by the Company. Evaluating management’s significant assumption related to outstanding returns that have not yet been received by the Company involved evaluating whether the assumption used by management was reasonable considering (i) historical rates of customer returns; (ii) specific identification of outstanding returns; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 24, 2023

We have served as the Company's auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2023	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$711,910	$1,009,139	$1,669,453
Accounts receivable, net (Note 3)	759,860	702,197	569,014
Inventories	1,190,253	824,455	811,410
Prepaid expenses and other current assets, net	297,563	297,034	286,422
Total current assets	2,959,586	2,832,825	3,336,299
Property and equipment, net (Note 4)	672,736	601,365	607,226
Operating lease right-of-use assets (Note 5)	489,306	420,397	448,364
Goodwill (Note 6)	481,992	491,508	495,215
Intangible assets, net (Note 7)	8,940	10,580	11,010
Deferred income taxes (Note 17)	186,167	20,141	17,812
Other long-term assets	58,356	76,016	75,470
Total assets	$4,857,083	$4,452,832	$4,991,396
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$649,116	$560,331	$613,307
Accrued expenses	354,643	317,963	460,165
Customer refund liabilities (Note 11)	160,533	159,628	164,294
Operating lease liabilities (Note 5)	140,990	134,833	138,664
Other current liabilities	51,609	125,840	73,746
Total current liabilities	1,356,891	1,298,595	1,450,176
Long term debt, net of current maturities (Note 8)	674,478	672,286	662,531
Operating lease liabilities, non-current (Note 5)	705,713	668,983	703,111
Other long-term liabilities	121,598	84,014	86,584
Total liabilities	2,858,680	2,723,878	2,902,402
Stockholders' equity (Note 10)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2023, March 31, 2022 and December 31, 2021; 188,704,689 shares issued and outstanding as of March 31, 2023 (March 31, 2022: 188,668,560 and December 31, 2021: 188,650,987)	63	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2023, March 31, 2022 and December 31, 2021	11	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2023, March 31, 2022 and December 31, 2021; 221,346,517 shares issued and outstanding as of March 31, 2023 (March 31, 2022: 238,472,217 and December 31, 2021: 253,161,064)	73	79	84
Additional paid-in capital	1,136,536	1,046,961	1,108,613
Retained earnings	929,562	721,926	1,027,833
Accumulated other comprehensive income (loss)	(67,842)	(40,086)	(47,610)
Total stockholders' equity	1,998,403	1,728,954	2,088,994
Total liabilities and stockholders' equity	$4,857,083	$4,452,832	$4,991,396
Commitments and Contingencies (Note 9)
Related Party Transactions (Note 20)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net revenues	$5,903,636	$1,300,945	$5,683,466	$4,474,667
Cost of goods sold	3,254,296	695,781	2,821,967	2,314,572
Gross profit	2,649,340	605,164	2,861,499	2,160,095
Selling, general and administrative expenses	2,365,529	594,446	2,334,691	2,171,934
Restructuring and impairment charges	—	56,674	40,518	601,599
Income (loss) from operations	283,811	(45,956)	486,290	(613,438)
Interest income (expense), net	(12,826)	(6,154)	(44,300)	(47,259)
Other income (expense), net	16,780	(51)	(51,113)	168,153
Income (loss) before income taxes	287,765	(52,161)	390,877	(492,544)
Income tax expense (benefit)	(101,046)	8,181	32,072	49,387
Income (loss) from equity method investments	(2,042)	732	1,255	(7,246)
Net income (loss)	$386,769	$(59,610)	$360,060	$(549,177)

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.86	$(0.13)	$0.77	$(1.21)
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.84	$(0.13)	$0.77	$(1.21)

Weighted average common shares outstanding Class A, B and C common stock
Basic	451,426	471,425	465,504	454,089
Diluted	461,509	471,425	468,644	454,089
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$386,769	$(59,610)	$360,060	$(549,177)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,402)	7,045	(6,552)	(5,060)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $6,241, $(909), $(5,725) and $1,791 for the year ended March 31, 2023, three months ended March 31, 2022 and years ended December 31, 2021, 2020, respectively.	1,473	758	18,603	(18,075)
Gain (loss) on intra-entity foreign currency transactions	(18,827)	(279)	(476)	14,715
Total other comprehensive income (loss)	(27,756)	7,524	11,575	(8,420)
Comprehensive income (loss)	$359,013	$(52,086)	$371,635	$(557,597)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	188,290	$62	34,450	$11	229,028	$76	$973,717	$1,226,986	$(50,765)	$2,150,087
Exercise of stock options	148	—	—	—	136	—	517	—	—	517
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	(1)	—	—	—	(262)	—	—	(3,954)	—	(3,954)
Issuance of Class A Common Stock, net of forfeitures	166	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,052	1	4,225	—	—	4,226
Equity component value of convertible note issuance, net	—	—	—	—	—	—	40,644	—	—	40,644
Stock-based compensation expense	—	—	—	—	—	—	42,070	—	—	42,070
Comprehensive income (loss)	—	—	—	—	—	—	—	(549,177)	(8,420)	(557,597)
Balance as of December 31, 2020	188,603	$62	34,450	$11	231,954	$77	$1,061,173	$673,855	$(59,185)	$1,675,993
Exercise of stock options	6	—	—	—	7	—	23	—	—	23
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(291)	—	—	(6,082)	—	(6,082)
Issuance of Class A Common Stock, net of forfeitures	42	1	—	—	—	—	—	—	—	1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	21,491	7	3,623	—	—	3,630
Stock-based compensation expense	—	—	—	—	—	—	43,794	—	—	43,794
Comprehensive income (loss)	—	—	—	—	—	—	—	360,060	11,575	371,635
Balance as of December 31, 2021	188,651	$63	34,450	$11	253,161	$84	$1,108,613	$1,027,833	$(47,610)	$2,088,994
Adoption of ASU 2020-06	—	—	—	—	—	—	(14,351)	5,144	—	(9,207)
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(11,446)	—	(11,446)
Class C Common Stock repurchased	—	—	—	—	(16,151)	(5)	(60,000)	(239,995)	—	(300,000)
Issuance of Class A Common Stock, net of forfeitures	18	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,462	—	935	—	—	935
Stock-based compensation expense	—	—	—	—	—	—	11,764	—	—	11,764
Comprehensive income (loss)	—	—	—	—	—	—	—	(59,610)	7,524	(52,086)
Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	—	—	—	(5,151)	—	(5,151)
Class C Common Stock repurchased	—	—	—	—	(18,725)	(6)	48,988	(173,982)	—	(125,000)
Issuance of Class A Common Stock, net of forfeitures	36	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,600	—	3,776	—	—	3,776
Stock-based compensation expense	—	—	—	—	—	—	36,811	—	—	36,811
Comprehensive income (loss)	—	—	—	—	—	—	—	386,769	(27,756)	359,013
Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$929,562	$(67,842)	$1,998,403
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities
Net income (loss)	$386,769	$(59,610)	$360,060	$(549,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	137,620	34,960	141,144	164,984
Unrealized foreign currency exchange rate (gain) loss	(8,463)	(8,585)	18,877	(9,295)
Loss on extinguishment of senior convertible notes	—	—	58,526	—
Loss on disposal of property and equipment	2,619	1,604	4,468	3,740
Gain on sale of the MyFitnessPal platform	—	—	—	(179,318)
Non-cash restructuring and impairment charges	1,959	(1,871)	26,938	470,543
Amortization of bond premium and debt issuance costs	2,192	549	16,891	12,070
Stock-based compensation	36,811	11,764	43,794	42,070
Deferred income taxes	(152,403)	(2,500)	(2,642)	43,992
Changes in reserves and allowances	11,696	(5,250)	(25,766)	10,347
Changes in operating assets and liabilities:
Accounts receivable	(62,162)	(131,988)	(31,153)	167,614
Inventories	(373,714)	(6,425)	93,287	15,306
Prepaid expenses and other assets	(36,652)	(4,326)	10,224	18,603
Other non-current assets	(52,795)	27,628	79,782	(259,735)
Accounts payable	77,558	(54,970)	26,027	(40,673)
Accrued expenses and other liabilities	12,081	(122,589)	(114,794)	318,532
Customer refund liability	851	(4,398)	(38,861)	(19,250)
Income taxes payable and receivable	6,119	4,564	(1,973)	2,511
Net cash provided by (used in) operating activities	(9,914)	(321,443)	664,829	212,864
Cash flows from investing activities
Purchases of property and equipment	(187,796)	(39,923)	(69,759)	(92,291)
Sale of property and equipment	—	—	1,413	—
Earn-out from the sale of MyFitnessPal platform	35,000	—	—	—
Sale of MyFitnessPal platform	—	—	—	198,916
Purchase of businesses	—	—	—	(40,280)
Net cash provided by (used in) investing activities	(152,796)	(39,923)	(68,346)	66,345
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facility	—	—	—	1,288,753
Payments on long-term debt and revolving credit facility	—	—	(506,280)	(800,000)
Proceeds from capped call	—	—	91,722	—
Purchase of capped call	—	—	—	(47,850)
Common shares repurchased	(125,000)	(300,000)	—	—
Employee taxes paid for shares withheld for income taxes	(5,151)	(11,446)	(5,983)	(3,675)
Proceeds from exercise of stock options and other stock issuances	3,776	934	3,688	4,744
Payments of debt financing costs	—	—	(1,884)	(5,219)
Other financing fees	—	—	—	100
Net cash provided by (used in) financing activities	(126,375)	(310,512)	(418,737)	436,853
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,315)	11,134	(23,391)	16,445
Net increase (decrease) in cash, cash equivalents and restricted cash	(294,400)	(660,744)	154,355	732,507
Cash, cash equivalents and restricted cash
Beginning of period	1,022,126	1,682,870	1,528,515	796,008
End of period	$727,726	$1,022,126	$1,682,870	$1,528,515

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Non-cash investing and financing activities
Change in accrual for property and equipment	$7,581	$(23,533)	$19,214	$(13,875)
Other supplemental information
Cash paid (received) for income taxes, net of refunds	$28,542	$6,851	$42,623	$24,443
Cash paid (received) for interest, net of capitalized interest	$19,218	$7,120	$25,226	$28,626

Reconciliation of cash, cash equivalents and restricted cash	March 31, 2023	March 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$711,910	$1,009,139	$1,669,453	$1,517,361
Restricted cash	15,816	12,987	13,417	11,154
Total cash, cash equivalents and restricted cash	$727,726	$1,022,126	$1,682,870	$1,528,515
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share data)

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
Fiscal Year End Change
As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company's current fiscal year began on April 1, 2022 and ended on March 31, 2023 ("Fiscal 2023"). This Annual Report on Form 10-K refers to the period beginning on January 1, 2022 and ending March 31, 2022 as the "Transition Period". The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on May 9, 2022. The Company's 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 ("Fiscal 2021"). There was no Fiscal 2022.
Basis of Presentation
The accompanying Consolidated Financial Statements are presented in U.S. Dollars and include the accounts of Under Armour, Inc. and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany balances and transactions were eliminated upon consolidation. Throughout this Annual Report on Form 10-K, in addition to the terms Fiscal 2023, Transition Period and Fiscal 2021 which are defined above, the term "Fiscal 2020" means the Company's fiscal year beginning January 1, 2020 and ended December 31, 2020.
Reclassifications
As previously disclosed, beginning in the first quarter of Fiscal 2021, the Company no longer reports Connected Fitness as a discrete reportable segment. Where applicable, all prior periods that used to separately reflect financial information about the Connected Fitness business have been recast to be included within the Corporate Other reportable segment, in order to conform with current period presentation. Such reclassifications did not affect total consolidated net revenues, consolidated income from operations or consolidated net income.
Additionally, certain prior period comparative amounts in Note 17 and Note 18 have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not not affect the consolidated financial statements.
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
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company's accounts receivable is due from large wholesale customers. As of March 31, 2023, no single customer accounted for more than 10% of the Company's accounts receivable balance. As of March 31, 2022 and December 31, 2021, one customer accounted for more than 10% of the Company's accounts receivable balance. For Fiscal 2023, no single customer accounted for more than 10% of the Company's net revenues. For Fiscal 2021, one customer within the North America region accounted for approximately 11% of the Company's net revenues. For Fiscal 2020 and the Transition Period, no single customer accounted for more than 10% of the Company's net revenues.
Accounts Receivable and Credit Losses - Allowance for Doubtful Accounts
The Company is exposed to credit losses primarily through customer receivables associated with the sale of products within the Company's wholesale channel and through credit card receivables associated with the sale of products within the Company's direct-to-consumer channel, recorded within accounts receivable, net on the Company's Consolidated Balance Sheets. The Company also has other receivables, including receivables from licensing arrangements recorded in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
Credit is extended to wholesale customers based on a credit review. The credit review considers each customer's financial condition, including a review of the customer's established credit rating or, if an established credit rating is not available, then the Company's assessment of the customer's creditworthiness is based on their financial statements, local industry practices, and business strategy. A credit limit and invoice terms are established for each customer based on the outcome of this review. To mitigate credit risk from the wholesale channel, the Company may require customers to provide security in the form of guarantees, letters of credit, deposits, collateral or prepayment. Further, to mitigate certain risk from other wholesale customers, the Company has acquired specific trade accounts receivable insurance policies.
The allowance for doubtful accounts is based on the Company's assessment of the collectability of customer accounts receivable. In accordance with ASC Topic 326 "Financial Instruments - Credit Losses", the Company makes ongoing estimates relating to the collectability of accounts receivable and records an allowance for estimated losses expected from the inability of its customers to make required payments. The Company establishes expected credit losses by evaluating historical levels of credit losses, current economic conditions that may affect a customer's ability to pay, and creditworthiness of significant customers. These inputs are used to determine a range of expected credit losses and an allowance is recorded within the range. Accounts receivable are written off when there is no reasonable expectation of recovery.
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

Property and Equipment
In accordance with ASC Topic 360 "Property, Plant and Equipment", property and equipment are stated at cost less accumulated depreciation. The Company includes the cost associated with software customized for internal use within Property and Equipment on the Company's Consolidated Balance Sheets. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

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

The Company periodically reviews its assets' estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company's weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $3.1 million as of March 31, 2023 (March 31, 2022: $1.1 million; December 31, 2021: $1.2 million).
Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs are expensed as incurred.
Leases
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments.
In accordance with ASC Topic 842 "Leases", the Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset's economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company's right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's Consolidated Balance Sheets for leases with an expected term greater than one year. Short-term lease payments were not material for Fiscal 2023, Fiscal 2021, Fiscal 2020 and the Transition Period.
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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and, in accordance with ASC Topic 350-20 "Goodwill", are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs the goodwill impairment test. The Company compares the fair value of the reporting unit with its carrying amount. The Company estimates fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit's business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. The Company performs its annual impairment testing in the fourth quarter of each fiscal year. No goodwill impairments were recorded during Fiscal 2023, Fiscal 2021 or the Transition Period. During Fiscal 2020, as a result of the impacts of COVID-19, the Company determined that sufficient indicators existed to trigger an interim goodwill impairment analysis for all of the Company’s reporting units. The Company recognized goodwill impairment charges of $51.6 million for the Latin America reporting unit and the Canada reporting unit, which is within the North America operating segment.
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
During Fiscal 2023, the Company performed an impairment analysis on its long-lived assets, including retail stores at an individual store level and determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company estimated the fair values of these long-lived assets based on their market rent assessments or discounted cash flows and compared these estimated fair values to the net carrying values. The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent. As a result, the Company recorded $2.0 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2023 are included within the Company's operating segments as follows: $1.4 million recorded in North America and $0.6 million recorded in Asia-Pacific.
During Fiscal 2021, the Company recorded $2.0 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. During Fiscal 2020, as a result of the impacts of COVID-19, the Company recorded $89.7 million of long-lived asset impairment charges as part of the Company's restructuring and impairment charges on the Consolidated Statements of Operations. Additionally, in connection with the Company's 2020 restructuring plan, the Company recognized $1.7 million and $290.8 million of long-lived asset impairment charges related to the Company's New York City flagship store during Fiscal 2021 and Fiscal 2020, respectively. Refer to Note 12 for a further discussion of the restructuring and related impairment charges.There were no impairment charges taken during the Transition Period.
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2023	As of March 31, 2022	As of December 31, 2021
Accrued compensation and benefits	$66,742	$69,361	$151,887
Accrued marketing	39,832	41,854	58,754
Accrued royalties	25,415	17,262	16,386
Accrued taxes	26,297	20,055	35,588
Forward currency contract liabilities	28,067	12,303	13,193
Other	168,290	157,128	184,357
Total Accrued Expenses	$354,643	$317,963	$460,165

Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers". Net revenues primarily consist of net sales of apparel, footwear and accessories, license revenues and revenues from digital subscriptions, advertising and other digital business.
The Company recognizes revenue when it satisfies its performance obligations by transferring control of promised products or services to its customers, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods. Sales taxes imposed on the Company's revenues from product sales are presented on a net basis on the Consolidated Statements of Operations, and therefore do not impact net revenues or costs of goods sold.
Revenue transactions associated with the sale of apparel, footwear, and accessories, comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In the Company's wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. The Company may also ship product directly from its supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In the Company's direct-to-consumer channel, transfer of control takes place at the point of sale for Brand and Factory House customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. From time to time, based on market circumstances, the Company does grant certain customers with longer than average payment terms. Payment is generally due at the time of sale for direct-to-consumer transactions.
Gift cards issued to customers by the Company are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. During the year-ended March 31, 2023, the Company completed an assessment of its process for estimating revenue recognized for gift card balances not expected to be redeemed (“breakage”). Based on the assessment, which included analyzing historical gift card redemption data, the Company has determined that substantially all of its gift cards are redeemed within 24 months of issuance, and after 24 months the likelihood of a gift card being redeemed is remote. Therefore, to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property, the Company recognizes gift card breakage at that time when the likelihood of the gift card being redeemed is remote, which the Company has determined to be 24 months following its issuance.
The Company offers customer loyalty programs in which customers earn points based on purchases and other promotional activities that can be redeemed for discounts on future purchases or other rewards. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the programs and the related redemption experience under the programs. The value of each point earned is recorded as deferred revenue and is included within accrued expenses on the Consolidated Balance Sheets.
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
Revenue from digital subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in the Company's Consolidated Balance Sheets. Commissions related to subscription revenue are capitalized and recognized over the subscription period, which are included in selling, general and administrative expense in the Consolidated Statements of Operations. Revenue from digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders.
The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company's estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns, and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.
The Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional promised service. Additionally, the Company has elected not to disclose certain information related to unsatisfied performance obligations for subscriptions for its MMR platforms, as they have an original expected length of one year or less.
Shipping and Handling Costs
The Company charges customers shipping and handling fees based on contractual terms, which are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company's distribution facilities. These costs are recorded as a component of selling, general and administrative expenses. For Fiscal 2023, these costs totaled $79.5 million (Fiscal 2021:$82.9 million; Fiscal 2020: $80.5 million; Transition Period: $17.3 million).
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $618.3 million for Fiscal 2023 (Fiscal 2021: $649.2 million; Fiscal 2020: $550.4 million; Transition Period: $173.2 million). As of March 31, 2023, prepaid advertising costs were $41.8 million (March 31, 2022: $30.3 million; December 31, 2021: $22.4 million).
Income Taxes
In accordance with ASC Topic 740 "Income Taxes," income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary. The Company has made the policy election to record any liability associated with Global Intangible Low Tax Income ("GILTI") in the period in which it is incurred.
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
Earnings per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units, other equity awards and the Company's 1.50% convertible senior notes due 2024. Refer to Note 18 for a further discussion of earnings per share.
Equity Method Investment
The Company has a common stock investment of 29.5% in its Japanese licensee. The Company accounts for its investment in its licensee under the equity method, given it has the ability to exercise significant influence, but not control, over the entity. The Company recorded its allocable share of its Japanese licensee's net income (loss) of $(2.5) million for Fiscal 2023, (Fiscal 2021: $1.8 million; Fiscal 2020: $3.5 million; Transition Period: $0.9 million) within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long term assets on the Consolidated Balance Sheets. As of March 31, 2023, the carrying value of the Company's investment in its Japanese licensee was $0.3 million (March 31, 2022: $2.7 million; December 31, 2021: $1.8 million).
In connection with the license agreement with the Japanese licensee, the Company recorded license revenues of $36.8 million for Fiscal 2023 (Fiscal 2021: $42.4 million; Fiscal 2020: $40.1 million; Transition Period: $9.9 million). As of March 31, 2023, the Company had $7.6 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's Consolidated Balance Sheets (March 31, 2022: $8.9 million; December 31, 2021:$17.1 million).
On March 2, 2020, as part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. ("UA Sports Thailand"). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For Fiscal 2023, the Company recorded the allocable share of UA Sports Thailand's net income (loss) of $0.8 million (Fiscal 2021: $(0.6) million; Fiscal 2020: $(1.1) million; Transition Period: $(0.2) million) within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long term assets on the Consolidated Balance Sheets. As of March 31, 2023, the carrying value of the Company's investment in UA Sports Thailand was $5.9 million (March 31, 2022: $5.7 million; December 31, 2021: $5.0 million).
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
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock option awards and grant date fair value for other awards. The Company uses the "simplified method" to estimate the expected life of options, as permitted by accounting guidance. The "simplified method" calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period. Compensation expense for performance-based awards is recorded over the implied requisite service period when achievement of the performance target is deemed probable.
The Company issues new shares of Class A Common Stock and Class C Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 14 for further details on stock-based compensation.

Fair Value of Financial Instruments
The carrying amounts shown for the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. As of March 31, 2023, the fair value of the Company's 3.250% Senior Notes were $553.9 million (March 31, 2022: $580.0 million; December 31, 2021: $619.9 million). The fair value of the Company's 1.50% Convertible Senior Notes, was $85.8 million as of March 31, 2023 (March 31, 2022: $126.6 million; December 31, 2021: $149.6 million). The fair value of the Company's other long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of a foreign currency contract is based on the net difference between the U.S. dollars to be received or paid at the contracts' settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of an interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.
Derivatives and Hedging Activities
The Company uses derivative financial instruments in the form of foreign currency and interest rate swap contracts to minimize the risk associated with foreign currency exchange rate and interest rate fluctuations. The Company accounts for derivative financial instruments in accordance with ASC Topic 815 "Derivatives and Hedging". This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as other current liabilities or other long term liabilities, depending on the derivative financial instrument's maturity date.
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
Foreign Currency Translation and Transactions
The functional currency for each of the Company's wholly owned foreign subsidiaries is generally the applicable local currency. In accordance with ASC Topic 830 "Foreign Currency Matters", the translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in other expense, net on the Consolidated Statements of Operations.
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs"). There were no ASUs adopted during Fiscal 2023.
Recently Issued Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 on April 1, 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are required to be adopted on April 1, 2024 on a prospective basis. The adoption did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of March 31, 2023, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance as of December 31, 2020	$20,350	$7,029
Increases (decreases) to costs and expenses	(3,821)	—
Write-offs, net of recoveries	(9,401)	—
Balance as of December 31, 2021	$7,128	$7,029
Increases (decreases) to costs and expenses	(36)	—
Write-offs, net of recoveries	21	—
Balance as of March 31, 2022	$7,113	$7,029
Increases (decreases) to costs and expenses	5,193	—
Write-offs, net of recoveries	(1,493)	(6,802)
Balance as of March 31, 2023	$10,813	$227
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of March 31, 2023	As of March 31, 2022	As of December 31, 2021
Leasehold and tenant improvements	$462,721	$461,394	$462,588
Furniture, fixtures and displays	289,539	263,749	259,534
Buildings	48,632	48,382	48,382
Software	380,586	339,722	333,560
Office equipment	132,301	132,452	132,629
Plant equipment	178,194	178,188	178,187
Land	83,626	83,626	83,626
Construction in progress (1)	143,243	64,869	52,598
Other	17,837	5,751	5,545
Subtotal property and equipment	1,736,679	1,578,133	1,556,649
Accumulated depreciation	(1,063,943)	(976,768)	(949,423)
Property and equipment, net	$672,736	$601,365	$607,226
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $135.7 million for Fiscal 2023 (Fiscal 2021: $139.2 million; Fiscal 2020: $154.4 million; Transition Period: $34.5 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2035, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for Fiscal 2023, Fiscal 2021, Fiscal 2020 or the Transition Period.

Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Consolidated Statements of Operations, for the periods indicated:

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease costs	$148,760	$36,699	$142,965	$147,390
Variable lease costs	$14,177	$3,759	$16,115	$9,293
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2023	As of March 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in years)	8.03	8.69	8.73
Weighted average discount rate	4.69%	3.72%	3.72%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating cash outflows from operating leases	$167,774	$43,903	$177,391	$155,990
Leased assets obtained in exchange for new operating lease liabilities	$181,080	$(892)	$28,244	$390,957
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of March 31, 2023:

Fiscal year ending March 31,
2024	$175,002
2025	160,326
2026	127,319
2027	107,147
2028	89,890
2029 and thereafter	355,135
Total lease payments	$1,014,819
Less: Interest	168,116
Total present value of lease liabilities	$846,703
As of March 31, 2023, the Company has additional operating lease obligations that have not yet commenced of approximately $13.0 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of December 31, 2020	$301,523	$113,037	$87,654	$—	$502,214
Effect of currency translation adjustment	(152)	(5,296)	(1,551)	—	(6,999)
Balance as of December 31, 2021	$301,371	$107,741	$86,103	$—	$495,215
Effect of currency translation adjustment	—	(2,688)	(1,019)	—	(3,707)
Balance as of March 31, 2022	$301,371	$105,053	$85,084	$—	$491,508
Effect of currency translation adjustment	—	(3,957)	(5,559)	—	(9,516)
Balance as of March 31, 2023	$301,371	$101,096	$79,525	$—	$481,992
There were no goodwill impairments recorded during Fiscal 2023, Fiscal 2021 or the Transition Period.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,503)	$33
Customer relationships	2-6	8,711	(4,377)	4,334
Lease-related intangible assets	1-15	1,664	(1,542)	122
Total		$12,911	$(8,422)	$4,489
Indefinite-lived intangible assets				4,451
Intangible assets, net				$8,940

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,103)	$433
Customer relationships	2-6	8,552	(2,893)	5,659
Lease-related intangible assets	1-15	9,112	(8,892)	220
Other	5-10	475	(427)	48
Total		$20,675	$(14,315)	$6,360
Indefinite-lived intangible assets				4,220
Intangible assets, net				$10,580

	Useful Lives from Date of Acquisitions (in years)	As of December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,003)	$533
Customer relationships	2-6	8,567	(2,552)	6,015
Lease-related intangible assets	1-15	8,852	(8,602)	250
Other	5-10	475	(415)	60
Total		$20,430	$(13,572)	$6,858
Indefinite-lived intangible assets				4,152
Intangible assets, net				$11,010
Amortization expense, which is included in selling, general and administrative expenses, was $1.9 million for Fiscal 2023 (Fiscal 2021: $2.0 million; Fiscal 2020: $7.0 million; Transition Period: $0.5 million).
During Fiscal 2023, the Company reduced the gross carrying amount and related accumulated amortization of certain of its lease-related and other intangible assets by $8.3 million as a result of such assets being fully amortized and no longer in use.
The following is the estimated amortization expense for the Company's intangible assets as of March 31, 2023:

Fiscal year ending March 31,
2024	$1,561
2025	1,522
2026	1,397
2027	9
2028 and thereafter	—
Total amortization expense of intangible assets	$4,489

NOTE 8. CREDIT FACILITY AND OTHER LONG TERM DEBT
The Company's outstanding debt consisted of the following:

	As of March 31, 2023	As of March 31, 2022	As of December 31, 2021
1.50% Convertible Senior Notes due 2024	$80,919	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000	600,000
Total principal payments due	680,919	680,919	680,919

Unamortized debt discount on Convertible Senior Notes(1)	—	—	(9,207)
Unamortized debt discount on Senior Notes	(814)	(1,067)	(1,131)
Unamortized debt issuance costs - Convertible Senior Notes	(267)	(677)	(779)
Unamortized debt issuance costs - Senior Notes	(1,728)	(2,266)	(2,401)
Unamortized debt issuance costs - Credit facility	(3,632)	(4,623)	(4,870)
Total amount outstanding	674,478	672,286	662,531
Less:
Current portion of long-term debt:
Credit Facility borrowings	—	—	—

Non-current portion of long-term debt	$674,478	$672,286	$662,531
(1) The Company adopted ASU 2020-06, effective January 1, 2022 using the modified retrospective transition approach. As a result of this adoption, the Company derecognized the remaining unamortized debt discount on Convertible Senior Notes and recorded a cumulative effect adjustment to retained earnings.

Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of March 31, 2023, March 31, 2022 and December 31, 2021, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2023, there were $4.4 million of letters of credit outstanding (March 31, 2022: $4.5 million; December 31, 2021: $4.3 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of March 31, 2023, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2023, the commitment fee was 17.5 basis points.
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
During Fiscal 2021, the Company entered into exchange agreements with certain holders of the Convertible Senior Notes, who agreed to exchange approximately $419.1 million in aggregate principal amount of the Convertible Senior Notes for cash and/or shares of the Company's Class C Common Stock, plus payment for accrued and unpaid interest (the "Exchanges"). In connection with the Exchanges, the Company paid approximately $507.0 million cash and issued approximately 18.8 million shares of the Company's Class C Common Stock to the exchanging holders. Additionally, the Company recognized losses on debt extinguishment of $58.5 million during Fiscal 2021, within Other Income (Expense), net on the Company's Consolidated Statements of Operations. Following the Exchanges, approximately $80.9 million aggregate principal amount of the Convertible Senior Notes remain outstanding as of March 31, 2023.
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
During Fiscal 2021, concurrently with the Exchanges, the Company entered into, with each of the option counterparties, termination agreements relating to a number of options corresponding to the number of Convertible Senior Notes exchanged. Pursuant to such termination agreements, each of the option counterparties paid the Company a cash settlement amount in respect of the portion of capped call transactions being terminated. The Company received approximately $91.7 million in connection with such termination agreements related to the Exchanges.
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
Interest Expense
Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long term debt facilities. Interest expense, net was $12.8 million for Fiscal 2023 (Fiscal 2021: $44.3 million; Fiscal 2020: $47.3 million; Transition Period: $6.2 million).

Maturity of Long Term Debt
The following are the scheduled maturities of long term debt as of March 31, 2023:

Fiscal year ending March 31,
2024	$—
2025	80,919
2026	—
2027	600,000
2028	—
2029 and thereafter	—
Total scheduled maturities of long term debt	$680,919

Current maturities of long term debt	$—
The Company monitors the financial health and stability of its lenders under the credit and other long term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of March 31, 2023:

Fiscal year ending March 31,
2024	$83,342
2025	142,396
2026	47,362
2027	23,867
2028	16,708
2029 and thereafter	98,750
Total future minimum sponsorship and other payments	$412,425
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
The consolidated complaint includes allegations challenging, among other things, the Company's disclosures related to growth and consumer demand for certain of the Company's products, as well as stock sales by certain individual defendants. The consolidated complaint also makes allegations related to the Company's 2016 purchase from entities controlled by Mr. Plank (through Sagamore) of certain parcels of land to accommodate the Company's growth needs, which was approved by the Audit Committee of the Company's Board of Directors in accordance with the Company's policy on transactions with related persons.
On March 29, 2019, the court in the consolidated Kenney action granted the Company's and the defendants' motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims to those asserted in the Kenney action relating to the Company's purchase of parcels in the Baltimore Peninsula, an area of Baltimore previously referred to as Port Covington (which derivative action has since been dismissed in its entirety).
Prior to the filing of the derivative complaints in Kenney v. Plank, et al. and Luger v. Plank, et al., both of the purported stockholders had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and both of these purported stockholders were informed of that determination.
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
Federal Court Derivative Complaints
On January 27, 2021, the District Court entered an order consolidating for all purposes four separate stockholder derivative cases that previously had been filed in the court. On February 2, 2023, the District Court issued an order appointing Balraj Paul and Anthony Viskovich as lead plaintiffs (“Derivative Lead Plaintiffs”), appointing counsel for the Derivative Lead Plaintiffs as lead counsel, and recaptioning the consolidated case as Paul et al. v. Plank et al. (the “Federal Court Derivative Action”). Prior to their filing derivative complaints, both of the Derivative Lead Plaintiffs had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company, and the Derivative Lead Plaintiffs were informed of that determination.
On March 16, 2023, the District Court issued an order granting a motion for voluntary dismissal without prejudice that had been filed by the plaintiff in one of the four derivative cases who had not been appointed as a lead plaintiff. The other three consolidated derivative cases remain pending as part of the Federal Court Derivative Action.
On April 24, 2023, the Derivative Lead Plaintiffs designated an operative complaint in the Federal Court Derivative Action. The operative complaint names Mr. Plank, certain other current and former members of the Company's Board of Directors and certain former Company executives as defendants, and names the Company as a nominal defendant. It asserts allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; and (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ. The operative complaint asserts breach of fiduciary duty and unjust enrichment claims against the defendants, and asserts a contribution claim under the federal securities laws against certain defendants. It seeks damages on behalf of the Company and certain corporate governance related actions. The deadline for the Company and the defendants to respond to the operative complaint is June 23, 2023.
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. As of March 31, 2023, the Company has estimated its liability and recorded $20 million in respect of certain ongoing legal proceedings summarized above. The timing of the resolution is unknown and the amount of loss ultimately incurred in connection with these matters may be substantially higher or lower than the amount accrued for these matters, and the Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. Legal proceedings for which no accrual has been established are disclosed to the extent required by ASC 450.
In addition, in connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. With respect to one policy period, a lawsuit was filed against the Company by certain of its insurance carriers seeking a declaration that no further amounts will be payable with respect to that policy period and with respect to one carrier, reimbursement for $10 million in defense and investigation costs previously paid to the Company. On April 26, 2023, the Company and one of its insurance carriers resolved the dispute related to that carrier’s claims for a declaration that no further amounts would be payable and seeking reimbursement of previously paid amounts. The resolution resulted in no reimbursement payable by the Company. The other carriers remaining in the case continue to seek a declaration that no further amounts will be payable with respect to that policy period. The timing of the resolution is unknown for the remaining claims in this matter.
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
NOTE 10. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of March 31, 2023. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chair and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of March 31, 2023. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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

Pursuant to the previously disclosed accelerated share repurchase transactions that the Company entered into in February 2022, May 2022, August 2022 and November 2022 (the "ASR Agreements"), the Company repurchased 18.7 million and 16.2 million shares of Class C Common Stock, which were immediately retired, during Fiscal 2023 and the Transition Period, respectively. As a result, $174.0 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value during Fiscal 2023 (Transition Period: $240.0 million).
As of the date of this Annual Report on Form 10-K, the Company has repurchased a total of $425 million or 34.9 million outstanding shares of its Class C Common Stock under its share repurchase program.

NOTE 11. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Apparel	$3,871,638	$876,604	$3,841,249	$2,882,562
Footwear	1,455,265	296,696	1,264,127	934,333
Accessories	408,521	96,803	461,894	414,082
Net Sales	5,735,424	1,270,103	5,567,270	4,230,977
License revenues	116,746	26,602	112,623	105,779
Corporate Other	51,466	4,240	3,573	137,911
Total net revenues	$5,903,636	$1,300,945	$5,683,466	$4,474,667

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Wholesale	$3,468,126	$829,179	$3,245,749	$2,383,353
Direct-to-consumer	2,267,298	440,924	2,321,521	1,847,624
Net Sales	5,735,424	1,270,103	5,567,270	4,230,977
License revenues	116,746	26,602	112,623	105,779
Corporate Other	51,466	4,240	3,573	137,911
Total net revenues	$5,903,636	$1,300,945	$5,683,466	$4,474,667
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

	As of March 31, 2023	As of March 31, 2022	As of December 31, 2021
Customer refund liability	$160,533	$159,628	$164,294
Inventory associated with reserves for sales returns	$40,661	$44,291	$47,569
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements which are in in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Consolidated Balance Sheets. As of March 31, 2023, contract liabilities were $25.9 million (March 31, 2022: $35.3 million; December 31, 2021: $39.1 million).

During Fiscal 2023, the Company completed an assessment of its process for estimating revenue recognized for gift card balances not expected to be redeemed (“breakage”). Based on the assessment, which included analyzing historical gift card redemption data, the Company has determined that substantially all of its gift cards are redeemed within 24 months of issuance, and after 24 months the likelihood of a gift card being redeemed is remote. Therefore, to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property, the Company recognizes gift card breakage at that time when the likelihood of the gift card being redeemed is remote, which the Company has determined to be 24 months following its issuance. As a result, the Company recognized approximately $10.1 million of revenue during Fiscal 2023, that was previously included in contract liabilities, which benefited net income by $10.1 million, or $0.02 per share of Class A, B and C Common Stock.
For Fiscal 2023, including the breakage discussed above, the Company recognized approximately $19.3 million, of revenue that was previously included in contract liabilities as of March 31, 2022. For Fiscal 2021, the Company recognized approximately $21.5 million of revenue that was previously included in contract liabilities as of December 31, 2020. For the Transition Period, the Company recognized $5.0 million of revenue that was previously included in contract liabilities as of December 31, 2021. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment, and with respect to Fiscal 2023, the breakage discussed above.

NOTE 12. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES
During Fiscal 2020, the Company's Board of Directors approved a restructuring plan ranging between $550 million to $600 million in costs (the "2020 restructuring plan") designed to rebalance the Company's cost base to further improve profitability and cash flow generation. The Company concluded the 2020 restructuring plan during the Transition Period.
Restructuring and related impairment charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available. No adjustments to expense were recorded during Fiscal 2023.
All restructuring and related impairment charges are included in the Company's Corporate Other segment. A summary of the activity in the restructuring reserve related to the Company's 2020 restructuring plan, as well as prior restructuring plans in 2018 and 2017 are as follows:

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance as of December 31, 2020	$12,868	$61,642	$6,098
Net additions (recoveries) charged to expense	(1,655)	17,814	(1,494)
Cash payments	(5,473)	(47,486)	(6,078)
Foreign exchange and other	(2,192)	(565)	120
Balance as of December 31, 2021	$3,548	$31,405	$(1,354)
Net additions (recoveries) charged to expense	(10)	58,555	(1,871)
Cash payments	(955)	(9,280)	—
Foreign exchange and other	89	(2,443)	3,225
Balance as of March 31, 2022	$2,672	$78,237	$—
Net additions (recoveries) charged to expense	—	—	—
Cash payments	(1,057)	(76,287)	—
Foreign exchange and other	(659)	(1,832)	—
Balance as of March 31, 2023	$956	$118	$—

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for Fiscal 2023 of $11.6 million (Fiscal 2021: $8.9 million; Fiscal 2020: $5.4 million; Transition Period: $6.1 million)
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of March 31, 2023, the Deferred Compensation Plan obligations were $14.1 million (March 31, 2022: $14.2 million; December 31, 2021: $14.5 million) and were included in other long term liabilities on the Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of March 31, 2023, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $7.7 million (March 31, 2022: $8.4 million; December 31, 2021: $9.0 million). These assets are consolidated and are included in other long term assets on the Consolidated Balance Sheets. Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2029. As of March 31, 2023, 8.3 million Class A shares and 23.9 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for Fiscal 2023 was $36.8 million (Fiscal 2021: $43.8 million; Fiscal 2020: $42.1 million; Transition Period: $11.8 million). The related tax benefits, excluding consideration of valuation allowances, were $6.3 million for Fiscal 2023 (Fiscal 2021: $8.2 million; Fiscal 2020: $9.0 million; Transition Period: $2.0 million). The valuation allowances associated with these benefits were $1.2 million for Fiscal 2023 (Fiscal 2021: $7.2 million; Fiscal 2020: $9.0 million; Transition Period: $1.0 million) As of March 31, 2023, the Company had $70.4 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.06 years. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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

The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of March 31, 2023.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of March 31, 2023, 2.7 million Class A shares and 1.1 million Class C shares are available for future purchases under the ESPP. During Fiscal 2023, 536.0 thousand Class C shares were purchased under the ESPP (Fiscal 2021: 234.7 thousand; Fiscal 2020: 482.9 thousand; Transition Period: 69.8 thousand).
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
Total stock-based compensation expense related to these awards for Fiscal 2023 was $3.3 million (Fiscal 2021: $3.5 million; Fiscal 2020: $3.5 million; Transition Period: $0.8 million). As of March 31, 2023, we had $4.3 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 1.68 years.
As previously disclosed, on April 3, 2023, subsequent to the fiscal year end, the Company issued an award of restricted stock units for 8.8 million shares of the Company's Class C common stock to an entity affiliated with professional basketball player Stephen Curry. The award was issued in connection with Mr. Curry's entry into a stock unit agreement and an Under Armour, Inc. Athlete Product, Brand, Ambassador, and Endorsement Agreement with the Company, pursuant to which Mr. Curry is continuing his relationship with the Company.
Summary by Award Classification:
Stock Options
No stock options were granted during Fiscal 2023, Fiscal 2021 or the Transition Period. The weighted average fair value of stock options granted in Fiscal 2020 was $6.61. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Risk-free interest rate	n/a	n/a	n/a	1.5%
Average expected life in years	n/a	n/a	n/a	6.25
Expected volatility	n/a	n/a	n/a	43.1%
Expected dividend yield	n/a	n/a	n/a	—%

A summary of the Company's stock options activity for the year ended March 31, 2023 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2022	1,578	$19.44	5.82	$217
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2023	1,578	$19.44	4.82	$—
Options exercisable at March 31, 2023	1,503	$19.66	4.72	$—
No stock options were exercised during Fiscal 2023 or the Transition Period. For Fiscal 2021 and Fiscal 2020, the intrinsic value of stock options exercised was $0.2 million and $4.5 million, respectively. The income tax benefits related to stock options exercised, excluding consideration of valuation allowances were $0.0 million and $1.2 million for Fiscal 2021 and Fiscal 2020, respectively.
Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the year ended March 31, 2023 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	7,807	$16.57
Granted	3,759	8.75
Forfeited	(2,002)	14.88
Vested	(1,906)	17.53
Outstanding at March 31, 2023	7,658	$13.01

The awards outstanding at March 31, 2023 in the table above includes 1.1 million performance-based restricted stock units that were awarded to certain executives and key employees during Fiscal 2023 under the 2005 Plan. The performance-based restricted stock units awarded have a weighted average fair value of $9.13 and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets. The Company deemed the achievement of certain of these targets probable and recorded $1.4 million of stock-based compensation expense related to these awards during Fiscal 2023. The Company assesses the probability of the achievement of the remaining revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.

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

Financial assets and liabilities measured at fair value on a recurring basis
The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	March 31, 2023			March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$(3,127)	$—	$—	$988	$—	$—	$631	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$7,691	$—	$—	$8,379	$—	$—	$9,008	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(14,082)	$—	$—	$(14,230)	$—	$—	$(14,489)	$—
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
As of March 31, 2023, the fair value of the Convertible Senior Notes was $85.8 million (March 31, 2022: $126.6 million; December 31, 2021: $149.6 million).
As of March 31, 2023, the fair value of the Senior Notes was $553.9 million (March 31, 2022: $580.0 million; December 31, 2021: $619.9 million).
Assets and liabilities measured at fair value on a non-recurring basis
Certain assets are not remeasured to fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets and goodwill that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2023, the Company has hedge instruments primarily for:
•British Pound/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•Euro/U.S. Dollar;

•U.S. Dollar/Canadian Dollar;
•U.S. Dollar/Mexican Peso; and
•U.S. Dollar/Korean Won.
All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following table presents the fair values of derivative instruments within the Consolidated Balance Sheets. Refer to Note 15 of the Consolidated Financial Statements for a discussion of the fair value measurements.

	Balance Sheet Classification	March 31, 2023	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$22,473	$11,561	$7,488
Foreign currency contracts	Other long term assets	619	2,730	2,887
Total derivative assets designated as hedging instruments		$23,092	$14,291	$10,375

Foreign currency contracts	Other current liabilities	$21,622	$11,209	$8,663
Foreign currency contracts	Other long term liabilities	5,769	3,645	779
Total derivative liabilities designated as hedging instruments		$27,391	$14,854	$9,442

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$3,408	$4,412	$1,999
Total derivative assets not designated as hedging instruments		$3,408	$4,412	$1,999

Foreign currency contracts	Other current liabilities	$6,563	$1,213	$4,648
Foreign currency contracts	Other long term liabilities	$4	$—	$—
Total derivative liabilities not designated as hedging instruments		$6,567	$1,213	$4,648

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Year Ended March 31, 2023		Three Months Ended March 31, 2022 (Transition Period)		Year Ended December 31, 2021		Year Ended December 31, 2020
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$5,903,636	$44,492	$1,300,945	$2,049	$5,683,466	$(6,410)	$4,474,667	$2,098
Cost of goods sold	$3,254,296	$2,016	$695,781	$(2,903)	$2,821,967	$(11,825)	$2,314,572	$9,516
Interest income (expense), net	$(12,826)	$(37)	$(6,154)	$(9)	$(44,300)	$(37)	$(47,259)	$(36)
Other income (expense), net	$16,780	$—	$(51)	$—	$(51,113)	$—	$168,153	$25

The following tables present the amounts affecting the Consolidated Statements of Comprehensive Income (Loss):

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$41,703	$46,508	$(4,764)
Interest rate swaps	(495)	—	(37)	(458)
Total designated as cash flow hedges	$(454)	$41,703	$46,471	$(5,222)

	Balance as of December 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$(1,617)	$804	$(854)	$41
Interest rate swaps	(504)	—	(9)	(495)
Total designated as cash flow hedges	$(2,121)	$804	$(863)	$(454)

	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$6,056	$(18,235)	$(1,617)
Interest rate swaps	(541)	—	(37)	(504)
Total designated as cash flow hedges	$(26,449)	$6,056	$(18,272)	$(2,121)

	Balance as of December 31, 2019	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2020
Derivatives designated as cash flow hedges
Foreign currency contracts	$(6,005)	$(8,336)	$11,567	$(25,908)
Interest rate swaps	(577)	—	(36)	(541)
Total designated as cash flow hedges	$(6,582)	$(8,336)	$11,531	$(26,449)

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Year Ended March 31, 2023		Three Months Ended March 31, 2022 (Transition Period)		Year Ended December 31, 2021		Year Ended December 31, 2020
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$16,780	$(7,200)	$(51)	$4,481	$(51,113)	$(8,502)	$168,153	$(2,173)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2023, the aggregate notional value of the Company's outstanding cash flow hedges was $799.7 million (as March 31, 2022: $1,096.5 million; December 31, 2021: $556.5 million) of which contract maturities ranging from one to twenty-four months.
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
In March 2023, the Company unwound and de-designated certain derivative instruments previously designated as cash flow hedges. The pre-tax gain of $2.3 million, which had been recorded in other comprehensive income prior to the de-designation of the derivative instruments, was recognized in earnings during the period.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2023, the total notional value of the Company's outstanding undesignated derivative instruments was $396.7 million (March 31, 2022: $228.4 million; December 31, 2021: $258.2 million).
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
NOTE 17. PROVISION FOR INCOME TAXES
Income (loss) before income taxes is as follows:

(In thousands)	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Income (loss) before income taxes
United States	$27,650	$(88,789)	$191,201	$(478,465)
Foreign	260,115	36,628	199,676	(14,079)
Total	$287,765	$(52,161)	$390,877	$(492,544)

The components of the income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Current
Federal	$18,483	$331	$(2,454)	$(30,047)
State	3,771	99	864	34
Foreign	29,103	10,251	36,304	16,720
	51,357	10,681	34,714	(13,293)
Deferred
Federal	(159,277)	159	5,148	50,620
State	215	(4)	(3,645)	587
Foreign	6,659	(2,655)	(4,145)	11,473
	(152,403)	(2,500)	(2,642)	62,680
Income tax expense (benefit)	$(101,046)	$8,181	$32,072	$49,387

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended March 31, 2023		Three Months Ended March 31, 2022 (Transition Period)		Year Ended December 31, 2021		Year Ended December 31, 2020
U.S. federal statutory income tax rate	$60,431	21.0%	$(10,954)	21.0%	$82,086	21.0%	$(103,434)	21.0%
State taxes, net of federal tax impact	8,800	3.0%	(5,314)	10.2%	23,508	6.0%	(29,341)	6.0%
Effect of foreign earnings	(2,019)	(0.7)%	(361)	0.7%	(10,697)	(2.7)%	(762)	0.2%
Permanent tax benefits/nondeductible expenses	(9,330)	(3.2)%	(900)	1.7%	(12,343)	(3.2)%	15,993	(3.2)%
Permanent tax benefits/nondeductible losses - divestitures	—	—%	(552)	1.1%	7,317	1.9%	(118,321)	24.0%
Unrecognized tax benefits	11,560	4.0%	750	(1.4)%	9,813	1.1%	2,260	(0.5)%
Impacts related to U.S. Tax Act	—	—%	—	—%	—	—%	(13,987)	2.8%
Valuation allowance	(170,414)	(59.2)%	26,223	(50.3)%	(63,418)	(14.9)%	302,575	(61.4)%
Other	(74)	—%	(711)	1.3%	(4,194)	(1.1)%	(5,596)	1.1%
Effective income tax rate	$(101,046)	(35.1)%	$8,181	(15.7)%	$32,072	8.2%	$49,387	(10.0)%
For Fiscal 2023 the Company recorded an income tax benefit of $101.0 million compared to income tax expense of $8.2 million and $32.1 million in the periods ending March 31, 2022, and December 31, 2021, respectively. The change was primarily due to the recognition of an income tax benefit from the release of the U.S. federal valuation on beginning of year deferred tax assets in the period ending March 31, 2023. In the period ending March 31, 2022, additional valuation allowances were recorded for the U.S. and for the period ended December 31, 2021, the income tax benefits for the reduction in U.S. valuation allowances was limited to the current period earnings.
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

Deferred tax assets and liabilities consisted of the following:

(In thousands)	March 31, 2023	March 31, 2022	December 31, 2021
Deferred tax assets
Operating lease liabilities	$213,381	$191,342	$197,682
U.S. Federal and State Capital Loss	45,099	57,200	57,097
Reserves and accrued liabilities	44,401	61,846	41,943
Capitalized research expenditures	35,539	8,646	—
Inventory	33,768	18,862	26,860
Foreign net operating loss carry-forwards	33,492	38,069	33,875
Intangible assets	22,923	25,935	26,281
U.S. state net operating loss	13,708	17,438	16,636
Allowance for doubtful accounts and sales return reserves	13,112	15,168	14,940
Foreign tax credits	9,522	9,423	8,606
Stock-based compensation	8,076	6,299	11,301
Deductions limited by income	5,957	6,083	3,288
U.S. tax credits	4,567	7,970	7,273
Convertible debt instruments	725	1,196	—
Other	8,674	8,896	5,490
Total deferred tax assets	492,944	474,373	451,272
Less: valuation allowance	(175,185)	(350,610)	(318,221)
Total net deferred tax assets	$317,759	$123,763	$133,051

Deferred tax liabilities
Right-of-use asset	$(122,286)	$(93,541)	$(98,085)
Convertible debt instruments	—	—	(1,066)
Prepaid expenses	(4,875)	(8,012)	(8,356)
Property, plant and equipment	(3,862)	(1,913)	(7,018)
Other	(1,888)	(2,042)	(3,743)
Total deferred tax liabilities	(132,911)	(105,508)	(118,268)
Total deferred tax assets, net	$184,848	$18,255	$14,783

All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of March 31, 2023, March 31, 2022 and December 31, 2021. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company's current assumptions, judgments and estimates.
A significant portion of the Company’s deferred tax assets relate to U.S. federal and state taxing jurisdictions. Realization of these deferred tax assets is dependent on future U.S. pre-tax earnings. In evaluating the recoverability of these deferred tax assets as of March 31, 2023, the Company has considered all available evidence, both positive and negative, including but not limited to the following:
Positive
•Current year pre-tax earnings including positive financial taxable income in the U.S. federal jurisdiction.
•Prior three-year cumulative positive financial taxable income in the U.S. federal jurisdiction.
•Forecasted future positive financial taxable income in the U.S.
•No material definite lived tax attributes (excluding capital loss) subject to expiration in the near short term.
•No history of U.S. federal and material state tax attributes expiring unused.
•Available prudent and feasible tax planning strategies.

Negative
•Prior three-year cumulative financial taxable loss in the U.S. state jurisdiction.
•Inherent challenges in forecasting sufficient future state pre-tax earnings to overcome existing cumulative losses in prior years.
•Existing definite life state attributes related to credits and net operating losses.
As of March 31, 2023, the Company believes that the weight of the positive evidence outweighs the negative evidence regarding the realization of the Company’s U.S. federal deferred tax assets, resulting in the release of the corresponding valuation allowance. The release of valuation allowance (excluding capital losses) resulted in a material benefit to income tax expense and net income in the period. As of March 31, 2023, for U.S states the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of the state deferred tax assets and the Company has maintained a valuation allowance against these assets. The Company's current forecast for the U.S. indicates that there is a possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a portion of the U.S state valuation allowance will no longer be required. The actualization of these forecasted results may result in a reversal of a portion of previously recorded U.S state valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded. The timing and amount are subject to change based on the actual profitability that the Company is able to actually achieve in the United States. The Company also continues to maintain a valuation allowance against its net deferred income tax assets in certain foreign tax jurisdictions and will evaluate its ability to realize its net deferred tax assets on a quarterly basis.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.
As of March 31, 2023, the Company had $13.7 million in deferred tax assets associated with $261.5 million in state net operating loss carryforwards and $4.6 million in deferred tax assets associated with state tax credits, the majority of which are definite lived. Certain definite lived state net operating losses and state tax credits will begin to expire within ten to twenty years. The Company had $45.1 million in deferred tax assets associated with federal and state capital loss carryforwards of $176.8 million, which, if unused, will expire in two years. The Company is not able to forecast the utilization of the deferred tax assets associated with state net operating loss carryforwards, the deferred tax assets associated with federal and state capital loss carryforwards, and a majority of the deferred tax assets associated with state tax credits and has recorded a valuation allowance of $63.1 million against these deferred tax assets.
As of March 31, 2023, the Company had $38.4 million in deferred tax assets associated with approximately $177.6 million in foreign net operating loss carryforwards and $9.5 million in deferred tax assets associated with foreign tax credit carryforwards. While the majority of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, expected to expire within three to fifteen years. Additionally, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other foreign deferred tax assets and has recorded a valuation allowance of $68.9 million against these foreign deferred tax assets.
As of March 31, 2023, approximately $396.5 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $1.3 billion. The Tax Cuts and Jobs Act of 2017 imposed U.S. federal tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. The Company will continue to permanently reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund international growth and operations. If the Company was to repatriate indefinitely reinvested foreign funds, it would still be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and recognized foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties.

(In thousands)	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning of period	$49,842	$49,125	$40,314	$41,194
Increases as a result of tax positions taken in a prior period	4,987	159	6,713	1,738
Decreases as a result of tax positions taken in a prior period	(598)	(37)	(332)	(2,309)
Increases as a result of tax positions taken during the current period	4,594	595	2,430	2,142
Decreases as a result of settlements during the current period	—	—	—	(1,500)
Reductions as a result of divestiture	—	—	—	(951)
End of period	$58,825	$49,842	$49,125	$40,314
As of March 31, 2023, the total liability for unrecognized tax benefits was approximately $67.2 million (March 31, 2022: $55.6 million; December 31, 2021: $54.6 million) including $8.5 million for the accrual of interest and penalties (March 31, 2022: $5.7 million; December 31, 2021: $5.5 million).
For Fiscal 2023, the Company recorded $2.7 million for the accrual of interest and penalties within the provision for income taxes on its Consolidated Statements of Operations (Fiscal 2021: $1.2 million; Fiscal 2020: $1.2 million; Transition Period: $0.2 million).
As of March 31, 2023, $50.3 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized. Also included in the balance are unrecognized tax benefits of $6.6 million that, if recognized, would result in adjustments to other tax accounts, primarily valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for the years 2015 through 2020. The majority of the Company's other returns for years before 2017 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
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

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021(1)	Year Ended December 31, 2020
Numerator
Net income (loss) - Basic	$386,769	$(59,610)	$360,060	$(549,177)
Interest on Convertible Senior Notes due 2024, net of tax (2)	899	—	—	—
Net income (loss) - Diluted	$387,668	$(59,610)	$360,060	$(549,177)
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	451,426	471,425	465,504	454,089
Dilutive effect of Class A, B, and C securities (2)	1,841	—	3,035	—
Dilutive effect of Convertible Senior Notes due 2024 (2)	8,242	—	105	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	461,509	471,425	468,644	454,089

Class A and Class C securities excluded as anti-dilutive (3)	6,989	6,539	1,578	6,364

Basic net income (loss) per share of Class A, B and C common stock	$0.86	$(0.13)	$0.77	$(1.21)
Diluted net income (loss) per share of Class A, B and C common stock	$0.84	$(0.13)	$0.77	$(1.21)
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
(2) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options, restricted stock units, or effects from the Convertible Senior Notes due 2024 are included in the computation of diluted earnings per share during periods when the Company is in the net loss position, as their effect would be anti-dilutive.
(3) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 19. SEGMENT DATA
The Company's operating segments are based on how the Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company's strategy of being a global brand. These geographic regions include North America, Europe, the Middle East and Africa ("EMEA"), Asia-Pacific and Latin America. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
The Company excludes certain corporate items from its segment profitability measures. The Company reports these items within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Corporate Other consists primarily of (i) operating results related to MMR platforms and other digital business opportunities; (ii) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments which include global marketing, global IT, global supply chain and innovation, and other corporate support functions; (iii) restructuring and restructuring related charges; and (iv) certain foreign currency hedge gains and losses.

The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net revenues
North America	$3,820,993	$841,101	$3,810,372	$2,944,978
EMEA	992,624	228,056	842,511	598,296
Asia-Pacific	825,338	181,908	831,762	628,657
Latin America	213,215	45,640	195,248	164,825
Corporate Other	51,466	4,240	3,573	137,911
Total net revenues	$5,903,636	$1,300,945	$5,683,466	$4,474,667

	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating income (loss)
North America	$734,881	$154,084	$972,093	$474,584
EMEA	112,161	30,336	132,602	60,592
Asia-Pacific	100,276	5,464	132,911	2
Latin America	23,487	6,343	22,388	(42,790)
Corporate Other	(686,994)	(242,183)	(773,704)	(1,105,826)
Total operating income (loss)	283,811	(45,956)	486,290	(613,438)
Interest expense, net	(12,826)	(6,154)	(44,300)	(47,259)
Other income (expense), net	16,780	(51)	(51,113)	168,153
Income (loss) before income taxes	$287,765	$(52,161)	$390,877	$(492,544)

Long-lived assets are primarily composed of property and equipment, net and operating lease right-of-use assets. The Company's long-lived assets by geographic area were as follows:

	March 31, 2023	March 31, 2022	December 31, 2021
Long-lived assets
United States	$921,845	$787,806	$801,130
Canada	15,671	20,756	21,094
Total North America	937,516	808,562	822,224
Other foreign countries	224,526	213,200	233,366
Total long-lived assets	$1,162,042	$1,021,762	$1,055,590

NOTE 20. RELATED PARTY TRANSACTIONS
The Company has an operating lease agreement with an entity controlled by the Company's Executive Chair and Brand Chief to lease an aircraft for business purposes. The Company recorded $2.0 million for lease payments to the entity for its use of the aircraft during Fiscal 2023, of which $0.6 million remained payable as of March 31, 2023 (Fiscal 2021: $2.0 million; Fiscal 2020: $2.0 million; Transition Period: $0.5 million). The Company determined the lease payments were at fair market lease rates.
In June 2016, the Company purchased parcels of land from an entity controlled by the Company's Executive Chair and Brand Chief, to be utilized to expand the Company's corporate headquarters to accommodate its growth needs. The purchase price for these parcels totaled $70.3 million. The Company determined that the purchase price for the land represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels, including costs related to the termination of a lease encumbering the parcels.
In connection with the purchase of these parcels, the parties entered into an agreement in September 2016 and a supplement thereto in May 2022, pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company's parcels from these projects. No amounts were owed by either party under this agreement as of March 31, 2023.

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
We have implemented a new e-commerce order management system in North America. In connection with this implementation and resulting business process changes, we did not make any material changes to the design and operation of our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
On May 23, 2023, the Board of Directors of the Company approved and adopted certain amendments (the “Amendments”) to the Company’s Bylaws (the “Bylaws” and, as amended, the “Amended Bylaws”), which became effective immediately.
The Amendments update various provisions of the Bylaws to require parties proposing a nominee for election of a director to comply with the universal proxy rules recently adopted by the U.S. Securities and Exchange Commission. In addition, the Amendments update the Bylaws’ proxy and advance notice provisions, specifically, the notice required thereby, to require, among other things: (i) certain representations with respect to the solicitation intentions of a proposing stockholder; (ii) additional representations regarding the willingness and ability of a proposed nominee to serve on the Board, if elected; and (iii) that advance notice of any nomination or proposal of other business contain all information that would be required to be disclosed in a proxy statement or other filing required to be made in connection with the solicitation of proxies in support of such nominee or proposal pursuant to Regulation 14A of the Securities Exchange Act of 1934, as well as disclosure of any substantial direct or indirect interests of the proposing stockholder, persons acting in concert with the stockholder and any proposed nominee in the Company, other than by virtue of ownership of Company stock. The Amendments also clarify that a stockholder may not nominate more individuals than there are directors to be elected or substitute or replace a proposed nominee without compliance with the requirements for nomination in the bylaws, including compliance with applicable deadlines.
The Amendments also update the title of “chairman” to “chair” and remove gendered language throughout the Bylaws, make various other conforming and technical changes including clarification of the duties of the inspector of elections and the powers of the chair of a stockholder meeting and update provisions relating to virtual meetings to align with changes to the Maryland General Corporation Law statutory language.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.03 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2023 Proxy Statement, under the headings "Election of Directors," "Corporate Governance and Related Matters - Board Meetings and Committees." Information required by this Item regarding executive officers is included under "Executive Officers" in Part 1 of this Annual Report on Form 10-K.
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

ITEM 11. INFORMATION ABOUT OUR EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2023 Proxy Statement under the headings "Corporate Governance and Related Matters - Compensation of Directors," and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2023 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners of Shares" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2023 Proxy Statement under the heading "Transactions with Related Persons" and "Corporate Governance and Related Matters - Independence of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2023 Proxy Statement under the heading "Independent Auditors."

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	47

Consolidated Balance Sheets as of March 31, 2023, March 31, 2022 and December 31, 2021	49

Consolidated Statements of Operations for the Year March 31, 2023, the Three Months Ended March 31, 2022, and the Years Ended December 31, 2021 and 2020	50

Consolidated Statements of Comprehensive Income (Loss) for the Year Ended March 31, 2023, the Three Months Ended March 31, 2022, and the Years Ended December 31, 2021 and 2020	51

Consolidated Statements of Stockholders’ Equity for the Year Ended March 31, 2023, the Three Months Ended March 31, 2022, and the Years Ended December 31, 2021, and 2020	52

Consolidated Statements of Cash Flows for the Year Ended March 31, 2023, the Three Months Ended March 31, 2022, and the Years Ended December 31, 2021, and 2020	53

Notes to the Audited Consolidated Financial Statements	55

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	97
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation.
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Amended and Restated Bylaws of Under Armour, Inc. (effective May 23, 2023).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.01 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 24, 2021).
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04	Indenture, dated as of May 27, 2020, relating to the Company’s 1.50% Convertible Senior Notes due 2024, between the Company and Wilmington Trust, National Association, as Trustee and the Form of 1.50% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.01	Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 8, 2019).

Exhibit No.
10.02	Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).
10.03	Amendment No. 2, dated May 17, 2021, to the Amended and Restated Credit Agreement dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on May 19, 2021).
10.04	Amendment No. 3, dated December 3, 2021, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on December 8, 2021).
10.05	Technical Modification, dated February 24, 2023, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
10.06	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.07	Form of Accelerated Share Repurchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 25, 2022).
10.08	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*
10.09	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 22, 2019).*
10.10	Under Armour, Inc. Executive Change in Control Severance Plan.*
10.11	Under Armour, Inc. Executive Severance Program.*
10.12	Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 1, 2019).*
10.13	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.14	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 22, 2019).*
10.15	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).*
10.16	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.17	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*
10.19	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).*
10.20	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.08 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.21	Form of Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 28, 2018).*

Exhibit No.
10.22	Form of Performance-Based Stock Option Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 28, 2018).*
10.23	Form of Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between certain executives of the Company.*
10.24	Under Armour, Inc. Fiscal 2024 Non-Employee Director Compensation Plan (the “Director Compensation Plan”).*
10.25	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 6, 2006).*
10.26	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.06 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 4, 2011).*
10.27	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010).*
10.28	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 24, 2011).*
10.29	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016).*
10.30	Amendment Three to the Director DSU Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.31	Employee Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 9, 2018).*
10.32	First Amendment to Employee Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 30, 2021, by and between Patrik Frisk and the Company (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021).*
10.33	Separation Agreement between the Company and Patrik Frisk dated May 17, 2022, including General Release and Form of Consulting Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 18, 2022).*
10.34	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).*
10.35	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 29, 2016).*
10.36	Form of Separation Agreement between the Company and Stephanie Pugliese, including General Release (incorporated by reference to Exhibit 10.03 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022).*
10.37	Employment Offer Letter (including specific contractual obligations), dated December 14, 2022, by and between Stephanie C. Linnartz and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 8, 2023)*
10.38	Special Restricted Stock Unit Agreement under the 2005 Plan, dated February 27, 2023, between the Company and Stephanie C. Linnartz.*
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ STEPHANIE C. LINNARTZ
Stephanie C. Linnartz
President and Chief Executive Officer
Date: May 24, 2023
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ STEPHANIE C. LINNARTZ	President and Chief Executive Officer (principal executive officer)
Stephanie C. Linnartz

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal financial officer)
David E. Bergman

/s/ ADITYA MAHESHWARI	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Aditya Maheshwari

/s/ KEVIN A. PLANK	Executive Chair and Brand Chief
Kevin A. Plank

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ MOHAMED A. EL-ERIAN	Director
Mohamed A. El-Erian

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

/s/ DAVID W. GIBBS	Director
David W. Gibbs

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ PATRICK W. WHITESELL	Director
Patrick W. Whitesell

Dated: May 24, 2023

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended March 31, 2023	$7,113	$5,193	$(1,493)	$10,813
For the three months ended March 31, 2022 (Transition Period)	7,128	(36)	21	7,113
For the year ended December 31, 2021	20,350	(3,821)	(9,401)	7,128
For the year ended December 31, 2020	15,082	10,456	(5,188)	20,350
Sales returns and allowances
For the year ended March 31, 2023	$70,136	$(125,816)	$125,871	$70,191
For the three months ended March 31, 2022 (Transition Period)	69,070	(23,649)	24,715	70,136
For the year ended December 31, 2021	94,179	(96,632)	71,523	69,070
For the year ended December 31, 2020	98,652	(431,253)	426,780	94,179
Deferred tax asset valuation allowance
For the year ended March 31, 2023	$350,610	$5,338	$(180,763)	$175,185
For the three months ended March 31, 2022 (Transition Period)	318,221	33,743	(1,354)	350,610
For the year ended December 31, 2021	388,431	12,605	(82,815)	318,221
For the year ended December 31, 2020	101,997	291,887	(5,453)	388,431