Form 10-Q
period 2023-06-30
Under Armour, Inc.
filed 2023-08-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2023 there were 188,704,689 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 222,184,702 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	June 30, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$703,591	$711,910
Accounts receivable, net (Note 3)	695,455	759,860
Inventories	1,320,468	1,190,253
Prepaid expenses and other current assets, net	264,704	297,563
Total current assets	2,984,218	2,959,586
Property and equipment, net (Note 4)	679,114	672,736
Operating lease right-of-use assets (Note 5)	464,793	489,306
Goodwill (Note 6)	479,568	481,992
Intangible assets, net (Note 7)	8,616	8,940
Deferred income taxes (Note 17)	194,910	186,167
Other long-term assets	55,941	58,356
Total assets	$4,867,160	$4,857,083
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$80,919	$—
Accounts payable	714,189	649,116
Accrued expenses	333,638	354,643
Customer refund liabilities (Note 12)	136,017	160,533
Operating lease liabilities (Note 5)	139,878	140,990
Other current liabilities	59,565	51,609
Total current liabilities	1,464,206	1,356,891
Long-term debt, net of current maturities (Note 9)	594,107	674,478
Operating lease liabilities, non-current (Note 5)	677,121	705,713
Other long-term liabilities	126,316	121,598
Total liabilities	2,861,750	2,858,680
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2023 and March 31, 2023; 188,704,689 shares issued and outstanding as of June 30, 2023 (March 31, 2023: 188,704,689)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2023 and March 31, 2023	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2023 and March 31, 2023; 222,060,064 shares issued and outstanding as of June 30, 2023 (March 31, 2023: 221,346,517)	73	73
Additional paid-in capital	1,149,183	1,136,536
Retained earnings	936,007	929,562
Accumulated other comprehensive income (loss)	(79,927)	(67,842)
Total stockholders' equity	2,005,410	1,998,403
Total liabilities and stockholders' equity	$4,867,160	$4,857,083
Commitments and Contingencies (Note 10)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2022
Net revenues	$1,317,012	$1,349,057
Cost of goods sold	709,276	718,860
Gross profit	607,736	630,197
Selling, general and administrative expenses	586,806	595,714
Income (loss) from operations	20,930	34,483
Interest income (expense), net	(1,626)	(6,005)
Other income (expense), net	(6,385)	(14,241)
Income (loss) before income taxes	12,919	14,237
Income tax expense (benefit)	3,971	5,657
Income (loss) from equity method investments	(399)	(898)
Net income (loss)	$8,549	$7,682

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.02	$0.02
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.02	$0.02

Weighted average common shares outstanding Class A, B and C common stock
Basic	444,872	458,415
Diluted	454,506	468,167
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended June 30,
	2023	2022
Net income (loss)	$8,549	$7,682
Other comprehensive income (loss):
Foreign currency translation adjustment	4,553	(23,525)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $7,185 and $(9,179), for the three months ended June 30, 2023 and 2022, respectively.	(8,256)	42,482
Gain (loss) on intra-entity foreign currency transactions	(8,382)	(13,534)
Total other comprehensive income (loss)	(12,085)	5,423
Comprehensive income (loss)	$(3,536)	$13,105
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(35)	—	—	(352)	—	(352)
Class C Common Stock repurchased	—	—	—	—	(6,669)	(2)	49,659	(74,657)	—	(25,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	258	—	993	—	—	993
Stock-based compensation expense	—	—	—	—	—	—	11,375	—	—	11,375
Comprehensive income (loss)	—	—	—	—	—	—	—	7,682	5,423	13,105
Balance as of June 30, 2022	188,669	$63	34,450	$11	232,026	$77	$1,108,988	$654,599	$(34,663)	$1,729,075

Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$929,562	$(67,842)	$1,998,403
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(301)	—	—	(2,104)	—	(2,104)
Class C Common Stock repurchased	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock, net of forfeitures	—	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,014	—	870	—	—	870
Stock-based compensation expense	—	—	—	—	—	—	11,777	—	—	11,777
Comprehensive income (loss)	—	—	—	—	—	—	—	8,549	(12,085)	(3,536)
Balance as of June 30, 2023	188,705	$63	34,450	$11	222,060	$73	$1,149,183	$936,007	$(79,927)	$2,005,410
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$8,549	$7,682
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	36,169	34,321
Unrealized foreign currency exchange rate (gain) loss	8,230	7,856
Loss on disposal of property and equipment	405	322
Amortization of bond premium and debt issuance costs	548	548
Stock-based compensation	11,777	11,375
Deferred income taxes	(8,756)	(1,125)
Changes in reserves and allowances	12,005	194
Changes in operating assets and liabilities:
Accounts receivable	63,059	8,586
Inventories	(140,213)	(134,210)
Prepaid expenses and other assets	(7,206)	(8,113)
Other non-current assets	30,155	19,796
Accounts payable	46,854	96,319
Accrued expenses and other liabilities	(47,939)	43,524
Customer refund liability	(24,472)	(2,528)
Income taxes payable and receivable	11,866	2,949
Net cash provided by (used in) operating activities	1,031	87,496
Cash flows from investing activities
Purchases of property and equipment	(39,591)	(35,747)
Earn-out from the sale of MyFitnessPal platform	45,000	35,000
Net cash provided by (used in) investing activities	5,409	(747)
Cash flows from financing activities
Common shares repurchased	—	(25,000)
Employee taxes paid for shares withheld for income taxes	(2,104)	(352)
Proceeds from exercise of stock options and other stock issuances	870	993
Net cash provided by (used in) financing activities	(1,234)	(24,359)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,087)	(21,454)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,881)	40,936
Cash, cash equivalents and restricted cash
Beginning of period	727,726	1,022,126
End of period	$720,845	$1,063,062

Non-cash investing and financing activities
Change in accrual for property and equipment	$(11,547)	$4,677

Reconciliation of cash, cash equivalents and restricted cash	June 30, 2023	June 30, 2022
Cash and cash equivalents	$703,591	$1,049,413
Restricted cash	17,254	13,649
Total cash, cash equivalents and restricted cash	$720,845	$1,063,062
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars and include the accounts of Under Armour, Inc. and its wholly owned subsidiaries. Certain information in footnote disclosures normally included in annual financial statements were condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. Additionally, certain prior period comparative amounts in the condensed consolidated statement of shareholders' equity have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not affect the condensed consolidated financial statements.
The unaudited Condensed Consolidated Balance Sheet as of June 30, 2023 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("Fiscal 2023"), filed with the SEC on May 24, 2023 ("Annual Report on Form 10-K for Fiscal 2023"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three months ended June 30, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024 ("Fiscal 2024"), or any other portions thereof.
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
As the impacts of major global events continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for Fiscal 2023.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The following ASU was adopted during the first quarter of Fiscal 2024.

Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 on April 1, 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are required to be adopted on April 1, 2024 on a prospective basis. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements. Refer to Note 8 for a discussion of the Company's supply chain finance program.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and determined them to be either not applicable or expected to have no material impact on its consolidated financial position and results of operations.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of June 30, 2023, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance as of March 31, 2023	$10,813	$227
Increases (decreases) to costs and expenses	1,496	—
Write-offs, net of recoveries	79	—
Balance as of June 30, 2023	$12,388	$227
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of June 30, 2023	As of March 31, 2023
Leasehold and tenant improvements	$476,002	$462,721
Furniture, fixtures and displays	287,804	289,539
Buildings	69,256	48,632
Software	389,444	380,586
Office equipment	131,414	132,301
Plant equipment	178,197	178,194
Land	83,626	83,626
Construction in progress (1)	117,913	143,243
Other	16,656	17,837
Subtotal property and equipment	1,750,312	1,736,679
Accumulated depreciation	(1,071,198)	(1,063,943)
Property and equipment, net	$679,114	$672,736
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $35.8 million for the three months ended June 30, 2023 (three months ended June 30, 2022: $33.9 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three months ended June 30, 2023 and 2022.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Condensed Consolidated Statement of Operations, for the periods indicated:

	Three months ended June 30,
	2023	2022
Operating lease costs	$41,091	$35,555
Variable lease costs	$2,756	$3,623
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases certain excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2023	As of March 31, 2023
Weighted average remaining lease term (in years)	7.99	8.03
Weighted average discount rate	4.86%	4.69%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three months ended June 30,
	2023	2022
Operating cash outflows from operating leases	$43,614	$41,865
Leased assets obtained in exchange for new operating lease liabilities	$5,380	$19,589
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of June 30, 2023:

Fiscal year ending March 31,
2024 (nine months ending)	$129,494
2025	161,177
2026	128,644
2027	108,006
2028	91,134
2029 and thereafter	363,107
Total lease payments	$981,562
Less: Interest	164,563
Total present value of lease liabilities	$816,999
As of June 30, 2023, the Company has additional operating lease obligations that have not yet commenced of approximately $6.4 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2023	$301,371	$101,096	$79,525	$—	$481,992
Effect of currency translation adjustment	—	1,561	(3,985)	—	(2,424)
Balance as of June 30, 2023	$301,371	$102,657	$75,540	$—	$479,568

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of June 30, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	8,559	(4,643)	3,916
Lease-related intangible assets	1-15	1,729	(1,623)	106
Total		$10,288	$(6,266)	$4,022
Indefinite-lived intangible assets				4,594
Intangible assets, net				$8,616

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,503)	$33
Customer relationships	2-6	8,711	(4,377)	4,334
Lease-related intangible assets	1-15	1,664	(1,542)	122
Total		$12,911	$(8,422)	$4,489
Indefinite-lived intangible assets				4,451
Intangible assets, net				$8,940
Amortization expense, which is included in selling, general and administrative expenses, was $0.4 million for the three months ended June 30, 2023 (three months ended June 30, 2022: $0.5 million).
During the three months ended June 30, 2023, the Company reduced the gross carrying amount and related accumulated amortization of technology assets by $2.5 million as a result of such assets being fully amortized.
The following is the estimated future amortization expense for the Company's intangible assets as of June 30, 2023:

Fiscal year ending March 31,
2024 (nine months ending)	$1,128
2025	1,504
2026	1,381
2027	9
2028	—
2029 and thereafter	—
Total amortization expense of intangible assets	$4,022

NOTE 8. SUPPLY CHAIN FINANCE PROGRAM
The Company facilitates a supply chain finance program, administered through third party platforms, which provides participating suppliers with the opportunity to finance payments due from the Company with certain third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more invoices of the Company prior to their scheduled due dates at a discounted price with the participating financial institution.
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under the Company’s supply chain financing program are included within Accounts Payable in the Condensed Consolidated Balance Sheets and within operating activities in the Condensed Consolidated Statement of Cash Flows.
The Company’s outstanding payment obligations under this program were $276.8 million as of June 30, 2023 (March 31, 2023: $250.8 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of June 30, 2023	As of March 31, 2023
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(750)	(814)
Unamortized debt issuance costs - Convertible Senior Notes	(165)	(267)
Unamortized debt issuance costs - Senior Notes	(1,593)	(1,728)
Unamortized debt issuance costs - Credit facility	(3,385)	(3,632)
Total amount outstanding	675,026	674,478
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	80,919	—

Non-current portion of long-term debt	$594,107	$674,478
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of June 30, 2023 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2023, there were $4.3 million of letters of credit outstanding (March 31, 2023: $4.4 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of June 30, 2023, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2023, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
The Company has approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of June 30, 2023, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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
Interest Expense
Interest expense includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities. Interest expense, net was $1.6 million for the three months ended June 30, 2023 (three months ended June 30, 2022: $6.0 million).

The following are the scheduled maturities of long-term debt as of June 30, 2023:

Fiscal year ending March 31,
2024 (nine months ending)	$—
2025	80,919
2026	—
2027	600,000
2028	—
2029 and thereafter	—
Total scheduled maturities of long-term debt	$680,919

Current maturities of long-term debt	$80,919
The Company monitors the financial health and stability of its lenders under the credit and other long-term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
NOTE 10. COMMITMENTS AND CONTINGENCIES
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
On April 24, 2023, the Derivative Lead Plaintiffs designated an operative complaint in the Federal Court Derivative Action. The operative complaint names Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain other current and former Company executives as defendants, and names the Company as a nominal defendant. It asserts allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; and (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ. The operative complaint asserts breach of fiduciary duty and unjust enrichment claims against the defendants, and asserts a contribution claim under the federal securities laws against certain defendants. The operative complaint seeks damages on behalf of the Company, and also seeks certain corporate governance related actions. The Company and the defendants filed a motion to dismiss the operative complaint on June 23, 2023. Briefing in connection with that motion is not yet complete.
The Company believes that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. As of June 30, 2023, the Company has estimated its liability and recorded $20 million in respect of certain ongoing legal proceedings summarized above. The timing of the resolution is unknown and the amount of loss ultimately incurred in connection with these matters may be substantially higher than the amount accrued for these matters, and the Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. Legal proceedings for which no accrual has been established are disclosed to the extent required by ASC 450.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of June 30, 2023. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chair and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of June 30, 2023. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
No shares were repurchased under the share repurchase program during the three months ended June 30, 2023 (three months ended June 30, 2022: 6.7 million shares of Class C Common Stock repurchased and immediately retired).
As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $425 million or 34.9 million outstanding shares of its Class C Common Stock under its share repurchase program.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended June 30,
	2023	2022
Apparel	$824,660	$868,428
Footwear	363,670	347,251
Accessories	97,862	96,831
Net Sales	1,286,192	1,312,510
License revenues	25,072	28,135
Corporate Other	5,748	8,412
Total net revenues	$1,317,012	$1,349,057

	Three Months Ended June 30,
	2023	2022
Wholesale	$741,958	$791,686
Direct-to-consumer	544,234	520,824
Net Sales	1,286,192	1,312,510
License revenues	25,072	28,135
Corporate Other	5,748	8,412
Total net revenues	$1,317,012	$1,349,057

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

	As of June 30, 2023	As of March 31, 2023
Customer refund liability	$136,017	$160,533
Inventory associated with reserves for sales returns	$32,925	$40,661
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements which are in in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2023, contract liabilities were $26.2 million (March 31, 2023: $25.9 million).
During the three months ended June 30, 2023, the Company recognized approximately $3.2 million of revenue that was previously included in contract liabilities as of March 31, 2023. During the three months ended June 30, 2022, the Company recognized approximately $4.8 million of revenue that was previously included in contract liabilities as of March 31, 2022. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense of $3.4 million for the three months ended June 30, 2023 (three months ended June 30, 2022: $1.6 million).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of June 30, 2023, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Condensed Consolidated Balance Sheets were $14.6 million (March 31, 2023: $14.1 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of June 30, 2023, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $8.0 million (March 31, 2023: $7.7 million). These assets are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets.
Refer to Note 15 for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Third Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2029. As of June 30, 2023, 8.3 million Class A shares and 17.4 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three months ended June 30, 2023 was $10.3 million (three months ended June 30, 2022: $11.4 million). As of June 30, 2023, the Company had $101.9 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.29 years. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of June 30, 2023.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (the "ESPP") allows for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPP. As of June 30, 2023, 2.7 million Class A shares and 1.0 million Class C shares are available for future purchases under the ESPP. During the three months ended June 30, 2023, 145.2 thousand Class C shares were purchased under the ESPP (three months ended June 30, 2022: 121.4 thousand).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain of our marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract.
Total stock-based compensation expense related to these awards for the three months ended June 30, 2023 was $2.3 million (three months ended June 30, 2022: $0.8 million). As of June 30, 2023, the Company had $77.7 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 10.73 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the three months ended June 30, 2023 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2023	1,578	$19.44	4.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2023	1,578	$19.44	4.57	$—
Options exercisable at June 30, 2023	1,503	$19.66	4.47	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the three months ended June 30, 2023 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	7,658	$13.01
Granted	15,863	7.84
Forfeited	(488)	12.12
Vested	(873)	14.21
Outstanding at June 30, 2023	22,160	$9.28

The awards outstanding at June 30, 2023 in the table above includes 1.0 million performance-based restricted stock units that were awarded to certain executives and key employees during Fiscal 2023 under the 2005 Plan. The performance-based restricted stock units awarded have a weighted average fair value of $9.13 and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets. The Company deemed the achievement of certain of these targets probable and recorded $0.3 million of stock-based compensation expense related to these awards during the three months ended June 30, 2023 (three months ended June 30, 2022: $0.4 million). The Company assesses the probability of the achievement of the remaining revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.

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

	June 30, 2023			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$(18,403)	$—	$—	$(3,127)	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$8,042	$—	$—	$7,691	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(14,641)	$—	$—	$(14,082)	$—
Fair values of the financial assets and liabilities listed above are determined using inputs that use as their basis readily observable market data that are actively quoted and are validated through external sources, including third-party pricing services and brokers. The foreign currency contracts represent unrealized gains and losses on derivative contracts, which is the net difference between the U.S. dollar value to be received or paid at the contracts' settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current market exchange rate. The fair value of the TOLI policies held by the Rabbi Trust are based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants' selected investments.
The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
As of June 30, 2023, the fair value of the Convertible Senior Notes was $78.2 million (March 31, 2023: $85.8 million).
As of June 30, 2023, the fair value of the Senior Notes was $551.6 million (March 31, 2023: $553.9 million).
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2023, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	June 30, 2023	March 31, 2023
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$19,845	$22,473
Foreign currency contracts	Other long-term assets	2,239	619
Total derivative assets designated as hedging instruments		$22,084	$23,092

Foreign currency contracts	Other current liabilities	$30,863	$21,622
Foreign currency contracts	Other long-term liabilities	9,362	5,769
Total derivative liabilities designated as hedging instruments		$40,225	$27,391

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$5,818	$3,408
Total derivative assets not designated as hedging instruments		$5,818	$3,408

Foreign currency contracts	Other current liabilities	$8,988	$6,563
Foreign currency contracts	Other long-term liabilities	—	4
Total derivative liabilities not designated as hedging instruments		$8,988	$6,567

The following table presents the amounts in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended June 30,
	2023		2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,317,012	$4,475	$1,349,057	$6,554
Cost of goods sold	$709,276	$294	$718,860	$(1,948)
Interest income (expense), net	$(1,626)	$(9)	$(6,005)	$(9)
Other income (expense), net	$(6,385)	$—	$(14,241)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$(4,764)	$(10,681)	$4,769	$(20,214)
Interest rate swaps	(458)	—	(9)	(449)
Total designated as cash flow hedges	$(5,222)	$(10,681)	$4,760	$(20,663)

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$56,258	$4,606	$51,693
Interest rate swaps	(495)	—	(9)	(486)
Total designated as cash flow hedges	$(454)	$56,258	$4,597	$51,207

The following table presents the amounts in the Condensed Consolidated Statement of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three months ended June 30,
	2023		2022
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(6,385)	$(2,312)	$(14,241)	$(4,002)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2023, the aggregate notional value of the Company's outstanding cash flow hedges was $1,071.8 million (March 31, 2023: $799.7 million), with contract maturities ranging from one to twenty-four months.
The Company may enter into long-term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 9 of the Condensed Consolidated Financial Statements for a discussion of long-term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Condensed Consolidated Statement of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2023, the total notional value of the Company's outstanding undesignated derivative instruments was $430.0 million (March 31, 2023: $396.7 million).
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
NOTE 17. PROVISION FOR INCOME TAXES
For the period ended June 30, 2023, the Company computes its quarterly income tax provision under the effective tax rate method by applying an estimated anticipated annual effective rate to the Company's year-to-date earnings, except for significant and unusual or extraordinary transactions. Losses from jurisdictions for which no benefit can be recognized are excluded from the overall computations of the estimated annual effective tax rate and a separate estimated annual effective tax rate is computed and applied to earnings in the loss jurisdiction. Income tax provision for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs.
The effective rates for income taxes were 30.7% and 39.7% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the Company’s effective tax rate was primarily driven by the lapping of discrete items in the period ended June 30, 2022, partially offset by a reduction in tax benefits attributable to valuation allowance releases in the period ended June 30, 2023 compared to the period ended June 30, 2022.
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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2023, a significant portion of the Company’s deferred tax assets relate to United States state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of June 30, 2023, the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States state deferred tax assets. Accordingly, the Company continues to maintain a valuation allowance on these deferred tax assets. Furthermore, valuation allowances have also been recorded against a portion of foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecast for the United States indicates that it is reasonably possible that a portion of the state deferred taxes could be realizable during the current fiscal year-end based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of a portion or all of previously recorded state valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,
	2023	2022
Numerator
Net income (loss) - Basic	$8,549	$7,682
Interest on Convertible Senior Notes due 2024, net of tax	225	225
Net income (loss) - Diluted	$8,774	$7,907
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	444,872	458,415
Dilutive effect of Class A, B, and C securities	1,392	1,510
Dilutive effect of Convertible Senior Notes due 2024	8,242	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	454,506	468,167

Class A and Class C securities excluded as anti-dilutive (1)	22,592	8,458

Basic net income (loss) per share of Class A, B and C common stock	$0.02	$0.02
Diluted net income (loss) per share of Class A, B and C common stock	$0.02	$0.02
(1) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended June 30,
	2023	2022
Net revenues
North America	$826,652	$909,356
EMEA	226,641	205,181
Asia-Pacific	202,232	176,665
Latin America	55,739	49,443
Corporate Other	5,748	8,412
Total net revenues	$1,317,012	$1,349,057

	Three Months Ended June 30,
	2023	2022
Operating income (loss)
North America	$158,051	$189,924
EMEA	30,949	18,181
Asia-Pacific	15,398	19,945
Latin America	5,777	6,234
Corporate Other	(189,245)	(199,801)
Total operating income (loss)	20,930	34,483
Interest expense, net	(1,626)	(6,005)
Other income (expense), net	(6,385)	(14,241)
Income (loss) before income taxes	$12,919	$14,237

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2023, filed with the Securities Exchange Commission ("SEC") on May 24, 2023, under the captions "Business" and "Risk Factors".
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
All dollar and percentage comparisons made herein refer to the three months ended June 30, 2023 compared with the three months ended June 30, 2022, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q, including this MD&A, constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions and inflation on our results of operations, the development and introduction of new products, the implementation of our marketing and branding strategies, the future benefits and opportunities from significant investments and the impact of litigation or other proceedings. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2023. These factors include without limitation:
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
•risks related to data security or privacy breaches; and
•our potential exposure to litigation and other proceedings, including those discussed in this Quarterly Report on Form 10-Q.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views and assumptions only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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
During the three months ended June 30, 2023, we faced a challenging retail environment, particularly in North America, that included higher promotions and discounting related to industry-wide elevated inventory balances.

Quarterly Results
Financial highlights for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 include:
•Total net revenues decreased 2.4%.
•Within our channels, wholesale revenue decreased 6.3% and direct-to-consumer revenue increased 4.5%.
•Within our product categories, apparel revenue decreased 5.0%, footwear revenue increased 4.7%, and accessories revenue increased 1.1%.
•Net revenue decreased 9.1% in North America, increased 10.5% in the Europe, Middle East and Africa ("EMEA"), increased 14.5% in Asia-Pacific, and increased 12.7% in Latin America.
•Gross margin decreased 60 basis points to 46.1%.
•Selling, general and administrative expenses decreased 1.5%.
Effects of Inflation and Other Global Events
Macroeconomic factors, such as inflationary pressures and fluctuations in foreign currency exchange rates, have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of the Russia Ukraine conflict on the global economy, including its effect on inflationary pressures and the price of oil globally.
See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Item 1A of our Annual Report on Form 10-K for Fiscal 2023.
Additionally, the COVID-19 pandemic has in prior periods caused, and a resurgence could cause, disruption and volatility in our business and in the businesses of our wholesale customers, licensing partners, suppliers, logistics providers and vendors. As of June 30, 2023, we continue to see improvements across our supply chain, including progress towards a return to pre-pandemic production efficiency and improving freight costs. For a more complete discussion of the COVID-19 related risks facing our business, refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2023.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Three months ended June 30,
	2023	2022
Net revenues	$1,317,012	$1,349,057
Cost of goods sold	709,276	718,860
Gross profit	607,736	630,197
Selling, general and administrative expenses	586,806	595,714
Income (loss) from operations	20,930	34,483
Interest income (expense), net	(1,626)	(6,005)
Other income (expense), net	(6,385)	(14,241)
Income (loss) before income taxes	12,919	14,237
Income tax expense (benefit)	3,971	5,657
Income (loss) from equity method investments	(399)	(898)
Net income (loss)	$8,549	$7,682

	Three months ended June 30,
(As a percentage of net revenues)	2023	2022
Net revenues	100.0%	100.0%
Cost of goods sold	53.9%	53.3%
Gross profit	46.1%	46.7%
Selling, general and administrative expenses	44.6%	44.2%
Income (loss) from operations	1.6%	2.6%
Interest income (expense), net	(0.1)%	(0.4)%
Other income (expense), net	(0.5)%	(1.1)%
Income (loss) before income taxes	1.0%	1.1%
Income tax expense (benefit)	0.3%	0.4%
Loss from equity method investment	—%	(0.1)%
Net income (loss)	0.6%	0.6%
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

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$824,660	$868,428	$(43,768)	(5.0)%
Footwear	363,670	347,251	16,419	4.7%
Accessories	97,862	96,831	1,031	1.1%
Net Sales	1,286,192	1,312,510	(26,318)	(2.0)%
License revenues	25,072	28,135	(3,063)	(10.9)%
Corporate Other (1)	5,748	8,412	(2,664)	(31.7)%
Total net revenues	$1,317,012	$1,349,057	$(32,045)	(2.4)%

Net Revenues by Distribution Channel
Wholesale	$741,958	$791,686	$(49,728)	(6.3)%
Direct-to-consumer	544,234	520,824	23,410	4.5%
Net Sales	1,286,192	1,312,510	(26,318)	(2.0)%
License revenues	25,072	28,135	(3,063)	(10.9)%
Corporate Other (1)	5,748	8,412	(2,664)	(31.7)%
Total net revenues	$1,317,012	$1,349,057	$(32,045)	(2.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net Sales
Net sales decreased by $26.3 million, or 2.0%, to $1,286.2 million during the three months ended June 30, 2023 from $1,312.5 million during the three months ended June 30, 2022. Apparel decreased primarily due to lower unit sales and the impact of foreign exchange rates, partially offset by higher average selling prices and favorable channel mix. Footwear increased primarily due to higher unit sales. Accessories increased primarily due to favorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in wholesale, partially offset by an increase in direct-to-consumer.

License Revenues
License revenues decreased by $3.1 million or 10.9%, to $25.1 million during the three months ended June 30, 2023, from $28.1 million during the three months ended June 30, 2022. This was primarily due to lower revenues from our Japanese licensee and from our licensing partners in the North America region.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $18.4 million for the three months ended June 30, 2023 (three months ended June 30, 2022: $17.9 million).
Gross profit decreased by $22.5 million to $607.7 million during the three months ended June 30, 2023, as compared to $630.2 million during the three months ended June 30, 2022. Gross profit as a percentage of net revenues, or gross margin, decreased to 46.1% from 46.7%. This decrease in gross margin of 60 basis points was primarily driven by negative impacts of approximately:
•300 basis points from higher promotional activity within our direct-to-consumer channel and unfavorable pricing of sales to the off-price channel;
•70 basis points from changes in foreign currency; and
•30 basis points from unfavorable product and regional mix.
These negative impacts were partially offset by positive impacts of approximately:
•320 basis points of supply chain impacts mainly due to lower freight costs; and
•20 basis points from favorable channel impacts.
We expect discounting and promotional activities to continue to negatively impact our gross margin in the near term.
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

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
Selling, General and Administrative Expenses	$586,806	$595,714	$(8,908)	(1.5)%
Selling, general and administrative expenses decreased by $8.9 million, or 1.5%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Within selling, general and administrative expense:
•Marketing costs decreased $13.9 million or 9.1%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 10.6% from 11.4%.

•Other costs increased $5.0 million or 1.1%, primarily driven by higher salaries, incentive compensation expenses and distribution and selling expenses, partially offset by lower non-salaried wages, litigation accrual, and consulting expenses. As a percentage of net revenues, other costs increased to 34.0% from 32.8%.
As a percentage of net revenues, selling, general and administrative expenses increased to 44.6% during the three months ended June 30, 2023 as compared to 44.2% during the three months ended June 30, 2022.
Interest Expense, net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
Interest expense, net	$1,626	$6,005	$(4,379)	(72.9)%
Interest expense, net decreased by $4.4 million to $1.6 million during the three months ended June 30, 2023. This was primarily due to an increase in interest income as a result of higher interest rates. See Note 9 to our Condensed Consolidated Financial Statements.
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

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
Other income (expense), net	$(6,385)	$(14,241)	$7,856	55.2%
Other expense, net decreased by $7.9 million to $6.4 million during the three months ended June 30, 2023. This was primarily due to a decrease in losses from changes in foreign currency exchange rates of $5.0 million and a decrease in losses on foreign currency hedges of $1.7 million.
Income Tax Expense (Benefit)

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
Income tax expense (benefit)	$3,971	$5,657	$(1,686)	(29.8)%
Income tax expense decreased $1.7 million to 4.0 million during the three months ended June 30, 2023 from income tax expense of 5.7 million during the same period in 2022. For the three months ended June 30, 2023, our effective tax rate was 30.7% compared to 39.7% for the same period in 2022. The decrease in the Company’s effective tax rate was primarily driven by the lapping of discrete items in the period ended June 30, 2022, partially offset by a reduction in tax benefits attributable to valuation allowance releases in the period ended June 30, 2023 compared to the period ended June 30, 2022.

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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$826,652	$909,356	$(82,704)	(9.1)%
EMEA	226,641	205,181	21,460	10.5%
Asia-Pacific	202,232	176,665	25,567	14.5%
Latin America	55,739	49,443	6,296	12.7%
Corporate Other (1)	5,748	8,412	(2,664)	(31.7)%
Total net revenues	$1,317,012	$1,349,057	$(32,045)	(2.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was driven by the following:
•Net revenues in our North America region decreased by $82.7 million, or 9.1%, to $826.7 million from $909.4 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues were lower due to a decrease in owned and operated retail store sales and e-commerce sales were flat.
•Net revenues in our EMEA region increased by $21.5 million, or 10.5%, to $226.6 million from $205.2 million. This was primarily driven by an increase in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales.
•Net revenues in our Asia-Pacific region increased by $25.6 million, or 14.5%, to $202.2 million from $176.7 million. This was driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales, partly due to the negative impacts of the COVID-19 related restrictions during the three months ended June 30, 2022, which included temporary closures of our owned and operated stores and distribution centers in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $6.3 million, or 12.7%, to $55.7 million from $49.4 million. This was primarily driven by an increase in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased both in owned and operated retail store sales and e-commerce sales. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $2.7 million to $5.7 million from $8.4 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.

Operating Income (loss)

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$158,051	$189,924	$(31,873)	(16.8)%
EMEA	30,949	18,181	12,768	70.2%
Asia-Pacific	15,398	19,945	(4,547)	(22.8)%
Latin America	5,777	6,234	(457)	(7.3)%
Corporate Other (1)	(189,245)	(199,801)	10,556	5.3%
Total operating income (loss)	$20,930	$34,483	$(13,553)	(39.3)%
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

The decrease in total operating income for three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by the following:
•Operating income in our North America region decreased by $31.9 million to $158.1 million from $189.9 million. This was primarily due to a decline in gross profit, partially offset by lower marketing-related expenses. The decline in gross profit was driven by increased promotions and discounting and lower net revenues as discussed above, partially offset by lower product input and freight costs.
•Operating income in our EMEA region increased by $12.8 million to $30.9 million from $18.2 million. This was primarily due to an increase in gross profit and lower marketing related expenses, partially offset by higher distribution and selling expenses. The increase in gross profit was driven by higher net revenues as discussed above and lower freight costs.
•Operating income in our Asia-Pacific region decreased by $4.5 million to $15.4 million from $19.9 million. This was primarily due to higher marketing-related expenses and higher distribution and selling expenses, partially offset by an increase in gross profit. The increase in gross profit was driven by higher net revenues as discussed above, partially offset by increased promotions and discounting.
•Operating income in our Latin America region decreased by $0.5 million to $5.8 million from $6.2 million. This was primarily due to higher distribution costs, partially offset by an increase in gross profit, driven by higher net revenues as discussed above.
•Operating loss in our Corporate Other non-operating segment decreased by $10.6 million to $189.2 million from $199.8 million. This was primarily due to a decrease in our litigation accrual and consulting expenses, and gains arising from foreign currency hedges, partially offset by an increase in salaries and incentive compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES
Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, primarily inventory, and capital investments from cash flows from operating activities, cash and cash equivalents on hand, and borrowings available under our credit and long-term debt facilities. Our working capital requirements generally reflect the seasonality in our business as we historically recognize the majority of our net revenues in the last two quarters of the calendar year. Our capital investments have generally included expanding our in-store fixture and branded concept shop program, improvements and expansion of our distribution and corporate facilities, including construction of our new global headquarters, leasehold improvements to our Brand and Factory House stores, and investment and improvements in information technology systems. Our inventory strategy is focused on continuing to meet consumer demand while improving our inventory efficiency over the long term by putting systems and processes in place to improve our inventory management. These systems and processes are designed to improve our forecasting and supply planning capabilities. In addition, we strive to enhance our inventory performance by focusing on adding discipline around product purchasing, reducing production lead time and improving planning and execution for selling excess inventory through our Factory House stores and other liquidation channels.
As of June 30, 2023, we had approximately $703.6 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years, and, as of the date of this Quarterly Report on Form 10-Q, we have repurchased a total of $425 million of our Class C Common Stock through accelerated share repurchase transactions.
If there are unexpected material impacts to our business in future periods from COVID-19 or other global macroeconomic factors and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives, including further reducing our expenditures, changing our investment strategies, reducing compensation costs, including through temporary reductions in pay and layoffs, limiting certain marketing and capital expenditures, and negotiating, extending or delaying payment terms with our customers and vendors. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
Refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2023.
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
No shares were repurchased under the share repurchase program during the three months ended June 30, 2023 (three months ended June 30, 2022: 6.7 million shares of Class C Common Stock repurchased and immediately retired).
As of the date of this Quarterly Report on Form 10-Q, we have repurchased a total of $425 million or 34.9 million outstanding shares of our Class C Common Stock under the share repurchase program.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three months ended June 30,
(In thousands)	2023	2022	Change ($)
Net cash provided by (used in):
Operating activities	$1,031	$87,496	$(86,465)
Investing activities	5,409	(747)	6,156
Financing activities	(1,234)	(24,359)	23,125
Effect of exchange rate changes on cash and cash equivalents	(12,087)	(21,454)	9,367
Net increase (decrease) in cash and cash equivalents	$(6,881)	$40,936	$(47,817)
Operating Activities
Cash flows from operating activities decreased by $86.5 million, as compared to the three months ended June 30, 2022, primarily driven by a decrease from changes in working capital of $94.2 million, partially offset by an increase in net income before the impact of non-cash items of $7.7 million.
The changes in working capital were due to the following outflows:

•$91.5 million from changes in accrued expenses and other liabilities;
•$49.5 million from changes in accounts payable;
•$21.9 million from changes in customer refund liabilities; and
•$6.0 million from changes in inventories.
These outflows were partially offset by the following working capital inflows:
•$54.5 million from changes in accounts receivable;
•$10.4 million from changes in other non-current assets; and
•$8.9 million from changes in income taxes payable and receivable, net; and
•$0.9 million from changes in prepaid expenses and other current assets.
Investing Activities
Cash flows provided by investing activities increased by $6.2 million, as compared to the three months ended June 30, 2022. This was primarily due to a higher earnout collected in connection with the sale of the MyFitnessPal platform, partially offset by an increase in capital expenditures.
Total capital expenditures during the three months ended June 30, 2023 were $39.6 million, or approximately 3% of net revenues, representing a $3.8 million increase from $35.7 million during the three months ended June 30, 2022. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland. During the three months ended June 30, 2023, we incurred capital expenditures of $16.3 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next few years to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities decreased by $23.1 million, as compared to the three months ended June 30, 2022. During the three months ended June 30, 2022, we paid $25.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase programs. No shares were repurchased during the three months ended June 30, 2023. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of June 30, 2023 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2023, there was $4.3 million of letters of credit outstanding (March 31, 2023: $4.4 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of June 30, 2023, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2023, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
We have approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of June 30, 2023, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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

Refer to Note 2 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2023, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since March 31, 2023. For a discussion of our exposure to market risk, refer to our Annual report on Form 10-K for Fiscal 2023.

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
Changes in Internal Controls
We have assessed the impact on changes to our internal controls over financial reporting, and conclude that there have been no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a significant number of our employees remain in a hybrid work environment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 10 to our Condensed Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2023. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended June 30, 2023 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
04/01/2023 to 04/30/2023	—	$—	—	$75.0
05/01/2023 to 05/31/2023	—	$—	—	$75.0
06/01/2023 to 06/30/2023	—	$—	—	$75.0

ITEM 5. OTHER INFORMATION
(c)
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Executive Employee Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 26, 2023, by and between Colin Browne and the Company.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: August 8, 2023