Form 10-Q
period 2023-09-30
Under Armour, Inc.
filed 2023-11-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2023 there were 188,786,069 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 214,917,103 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	September 30, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$655,866	$711,910
Accounts receivable, net (Note 3)	805,197	759,860
Inventories	1,143,872	1,190,253
Prepaid expenses and other current assets, net	266,825	297,563
Total current assets	2,871,760	2,959,586
Property and equipment, net (Note 4)	687,804	672,736
Operating lease right-of-use assets (Note 5)	449,210	489,306
Goodwill (Note 6)	474,443	481,992
Intangible assets, net (Note 7)	8,129	8,940
Deferred income taxes (Note 17)	196,932	186,167
Other long-term assets	58,275	58,356
Total assets	$4,746,553	$4,857,083
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$80,919	$—
Accounts payable	542,309	649,116
Accrued expenses	312,494	354,643
Customer refund liabilities (Note 12)	149,451	160,533
Operating lease liabilities (Note 5)	138,610	140,990
Other current liabilities	59,321	51,609
Total current liabilities	1,283,104	1,356,891
Long-term debt, net of current maturities (Note 9)	594,655	674,478
Operating lease liabilities, non-current (Note 5)	657,551	705,713
Other long-term liabilities	121,501	121,598
Total liabilities	2,656,811	2,858,680
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2023 and March 31, 2023; 188,724,643 shares issued and outstanding as of September 30, 2023 (March 31, 2023: 188,704,689)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2023 and March 31, 2023	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2023 and March 31, 2023; 214,688,628 shares issued and outstanding as of September 30, 2023 (March 31, 2023: 221,346,517)	71	73
Additional paid-in capital	1,162,548	1,136,536
Retained earnings	994,110	929,562
Accumulated other comprehensive income (loss)	(67,061)	(67,842)
Total stockholders' equity	2,089,742	1,998,403
Total liabilities and stockholders' equity	$4,746,553	$4,857,083
Commitments and Contingencies (Note 10)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$1,566,710	$1,573,885	$2,883,722	$2,922,942
Cost of goods sold	814,715	860,051	1,523,991	1,578,911
Gross profit	751,995	713,834	1,359,731	1,344,031
Selling, general and administrative expenses	606,236	594,424	1,193,042	1,190,138
Income (loss) from operations	145,759	119,410	166,689	153,893
Interest income (expense), net	(373)	(3,555)	(1,999)	(9,560)
Other income (expense), net	(6,429)	(5,771)	(12,814)	(20,012)
Income (loss) before income taxes	138,957	110,084	151,876	124,321
Income tax expense (benefit)	29,494	22,251	33,465	27,908
Income (loss) from equity method investments	151	(908)	(248)	(1,806)
Net income (loss)	$109,614	$86,925	$118,163	$94,607

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.25	$0.19	$0.27	$0.21
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.24	$0.19	$0.26	$0.20

Weighted average common shares outstanding Class A, B and C common stock
Basic	443,525	454,322	444,195	456,357
Diluted	453,715	464,141	454,107	466,143
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$109,614	$86,925	$118,163	$94,607
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,631)	(16,974)	(8,078)	(40,499)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(9,393) and $(10,907), for the three months ended September 30, 2023 and 2022, respectively; $(2,208) and $(20,086) for the six months ended September 30, 2023 and 2022, respectively.	26,486	49,412	18,230	91,894
Gain (loss) on intra-entity foreign currency transactions	(989)	(16,010)	(9,371)	(29,544)
Total other comprehensive income (loss)	12,866	16,428	781	21,851
Comprehensive income (loss)	$122,480	$103,353	$118,944	$116,458
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	188,669	$63	34,450	$11	232,026	$77	$1,108,988	$654,599	$(34,663)	$1,729,075
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(50)	—	—	(450)	—	(450)
Class C Common Stock repurchased	—	—	—	—	(3,244)	(1)	(250)	(24,749)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	280	—	1,022	—	—	1,022
Stock-based compensation expense	—	—	—	—	—	—	8,333	—	—	8,333
Comprehensive income (loss)	—	—	—	—	—	—	—	86,925	16,428	103,353
Balance as of September 30, 2022	188,689	$63	34,450	$11	229,012	$76	$1,118,093	$716,325	$(18,235)	$1,816,333

Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(85)	—	—	(802)	—	(802)
Class C Common Stock repurchased	—	—	—	—	(9,913)	(3)	49,409	(99,406)	—	(50,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	538	—	2,015	—	—	2,015
Stock-based compensation expense	—	—	—	—	—	—	19,708	—	—	19,708
Comprehensive income (loss)	—	—	—	—	—	—	—	94,607	21,851	116,458
Balance as of September 30, 2022	188,689	$63	34,450	$11	229,012	$76	$1,118,093	$716,325	$(18,235)	$1,816,333
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	188,705	$63	34,450	$11	222,060	$73	$1,149,183	$936,007	$(79,927)	$2,005,410
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(32)	—	—	(214)	—	(214)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(425)	—	—	(425)
Class C Common Stock repurchased	—	—	—	—	(7,616)	(2)	1,299	(51,297)	—	(50,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	277	—	911	—	—	911
Stock-based compensation expense	—	—	—	—	—	—	11,580	—	—	11,580
Comprehensive income (loss)	—	—	—	—	—	—	—	109,614	12,866	122,480
Balance as of September 30, 2023	188,725	$63	34,450	$11	214,689	$71	$1,162,548	$994,110	$(67,061)	$2,089,742

Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$929,562	$(67,842)	$1,998,403
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(333)	—	—	(2,318)	—	(2,318)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(425)	—	—	(425)
Class C Common Stock repurchased	—	—	—	—	(7,616)	(2)	1,299	(51,297)	—	(50,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,291	—	1,781	—	—	1,781
Stock-based compensation expense	—	—	—	—	—	—	23,357	—	—	23,357
Comprehensive income (loss)	—	—	—	—	—	—	—	118,163	781	118,944
Balance as of September 30, 2023	188,725	$63	34,450	$11	214,689	$71	$1,162,548	$994,110	$(67,061)	$2,089,742
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$118,163	$94,607
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	71,177	68,007
Unrealized foreign currency exchange rate (gain) loss	21,145	16,338
Loss on disposal of property and equipment	696	1,074
Amortization of bond premium and debt issuance costs	1,096	1,096
Stock-based compensation	23,357	19,708
Deferred income taxes	(10,788)	(2,021)
Changes in reserves and allowances	18,471	4,452
Changes in operating assets and liabilities:
Accounts receivable	(52,721)	(90,331)
Inventories	33,270	(266,824)
Prepaid expenses and other assets	(10,934)	(15,486)
Other non-current assets	49,659	(36,932)
Accounts payable	(120,353)	167,149
Accrued expenses and other liabilities	(75,751)	19,034
Customer refund liability	(11,244)	(5,475)
Income taxes payable and receivable	9,000	23,105
Net cash provided by (used in) operating activities	64,243	(2,499)
Cash flows from investing activities
Purchases of property and equipment	(84,144)	(93,864)
Earn-out from the sale of MyFitnessPal platform	45,000	35,000
Net cash provided by (used in) investing activities	(39,144)	(58,864)
Cash flows from financing activities
Common shares repurchased	(50,000)	(50,000)
Employee taxes paid for shares withheld for income taxes	(2,318)	(803)
Proceeds from exercise of stock options and other stock issuances	1,781	2,015
Net cash provided by (used in) financing activities	(50,537)	(48,788)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28,671)	(43,962)
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,109)	(154,113)
Cash, cash equivalents and restricted cash
Beginning of period	727,726	1,022,126
End of period	$673,617	$868,013

Non-cash investing and financing activities
Change in accrual for property and equipment	$(10,333)	$866

Reconciliation of cash, cash equivalents and restricted cash	September 30, 2023	September 30, 2022
Cash and cash equivalents	$655,866	$853,652
Restricted cash	17,751	14,361
Total cash, cash equivalents and restricted cash	$673,617	$868,013
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements are presented in U.S. Dollars and include the accounts of Under Armour, Inc. and its wholly owned subsidiaries. Certain information in footnote disclosures normally included in annual financial statements were condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation. Additionally, certain prior period comparative amounts in the Condensed Consolidated Statement of Stockholders' Equity have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not affect the Condensed Consolidated Financial Statements.
The unaudited Condensed Consolidated Balance Sheet as of September 30, 2023 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("Fiscal 2023"), filed with the SEC on May 24, 2023 ("Annual Report on Form 10-K for Fiscal 2023"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024 ("Fiscal 2024"), or any other portions thereof.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates, judgments and assumptions are evaluated on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time; however, actual results could differ from these estimates.
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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The following ASU was adopted during the first half of Fiscal 2024.

Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 on April 1, 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which are required to be adopted on April 1, 2024 on a prospective basis. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements. Refer to Note 8 of the Condensed Consolidated Financial Statements for a discussion of the Company's supply chain finance program.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and determined them to be either not applicable or expected to have no material impact on its consolidated financial position and results of operations.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of September 30, 2023, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance as of March 31, 2023	$10,813	$227
Increases (decreases) to costs and expenses	6,570	—
Write-offs, net of recoveries	(67)	—
Balance as of September 30, 2023	$17,316	$227
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of September 30, 2023	As of March 31, 2023
Leasehold and tenant improvements	$480,807	$462,721
Furniture, fixtures and displays	289,449	289,539
Buildings	68,230	48,632
Software	392,474	380,586
Office equipment	133,474	132,301
Plant equipment	178,195	178,194
Land	82,410	83,626
Construction in progress (1)	145,308	143,243
Other	16,810	17,837
Subtotal property and equipment	1,787,157	1,736,679
Accumulated depreciation	(1,099,353)	(1,063,943)
Property and equipment, net	$687,804	$672,736
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment for the three and six months ended September 30, 2023 was $34.7 million and $70.4 million, respectively (three and six months ended September 30, 2022: $33.2 million and $67.1 million, respectively).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three and six months ended September 30, 2023 and 2022.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Condensed Consolidated Statement of Operations, for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$41,632	$36,010	$82,723	$71,565
Variable lease costs	$2,056	$4,360	$4,812	$7,983
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases certain excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2023	As of March 31, 2023
Weighted average remaining lease term (in years)	7.93	8.03
Weighted average discount rate	4.89%	4.69%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$44,704	$42,254	$88,318	$84,119
Leased assets obtained in exchange for new operating lease liabilities	$16,079	$87,971	$21,459	$107,560
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of September 30, 2023:

Fiscal year ending March 31,
2024 (six months ending)	$84,596
2025	164,966
2026	132,655
2027	110,184
2028	92,718
2029 and thereafter	372,202
Total lease payments	$957,321
Less: Interest	161,160
Total present value of lease liabilities	$796,161
As of September 30, 2023, the Company has additional operating lease obligations that have not yet commenced of approximately $9.3 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2023	$301,371	$101,096	$79,525	$—	$481,992
Effect of currency translation adjustment	—	(2,622)	(4,927)	—	(7,549)
Balance as of September 30, 2023	$301,371	$98,474	$74,598	$—	$474,443

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of September 30, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	8,442	(4,918)	3,524
Lease-related intangible assets	1-15	1,690	(1,592)	98
Total		$10,132	$(6,510)	$3,622
Indefinite-lived intangible assets				4,507
Intangible assets, net				$8,129

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,503)	$33
Customer relationships	2-6	8,711	(4,377)	4,334
Lease-related intangible assets	1-15	1,664	(1,542)	122
Total		$12,911	$(8,422)	$4,489
Indefinite-lived intangible assets				4,451
Intangible assets, net				$8,940
Amortization expense, which is included in selling, general and administrative expenses, for the three and six months ended September 30, 2023 was $0.4 million and $0.7 million, respectively (three and six months ended September 30, 2022: $0.5 million and $0.9 million, respectively).
During the six months ended September 30, 2023, the Company reduced the gross carrying amount and related accumulated amortization of technology assets by $2.5 million as a result of such assets being fully amortized.
The following is the estimated future amortization expense for the Company's intangible assets as of September 30, 2023:

Fiscal year ending March 31,
2024 (six months ending)	$747
2025	1,494
2026	1,372
2027	9
2028	—
2029 and thereafter	—
Total amortization expense of intangible assets	$3,622

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
The Company’s outstanding payment obligations under this program were $175.8 million as of September 30, 2023 (March 31, 2023: $250.8 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of September 30, 2023	As of March 31, 2023
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(687)	(814)
Unamortized debt issuance costs - Convertible Senior Notes	(62)	(267)
Unamortized debt issuance costs - Senior Notes	(1,459)	(1,728)
Unamortized debt issuance costs - Credit facility	(3,137)	(3,632)
Total amount outstanding	675,574	674,478
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	80,919	—

Non-current portion of long-term debt	$594,655	$674,478
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of September 30, 2023 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2023, there were $4.3 million of letters of credit outstanding (March 31, 2023: $4.4 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of September 30, 2023, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2023, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
The Company has approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of September 30, 2023, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $5.5 million and $11.3 million, respectively, for the three and six months ended September 30, 2023 (three and six months ended September 30, 2022: $6.5 million and $13.2 million, respectively).

The following are the scheduled maturities of long-term debt as of September 30, 2023:

Fiscal year ending March 31,
2024 (six months ending)	$—
2025	80,919
2026	—
2027	600,000
2028	—
2029 and thereafter	—
Total scheduled maturities of long-term debt	$680,919

Current maturities of long-term debt	$80,919
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
In re Under Armour Securities Litigation
On March 23, 2017, three separate securities cases previously filed against the Company in the United States District Court for the District of Maryland (the "District Court") were consolidated under the caption In re Under Armour Securities Litigation, Case No. 17-cv-00388-RDB (the "Consolidated Securities Action"). On September 14, 2020, the District Court issued an order that, among other things, consolidated two additional securities cases into the Consolidated Securities Action.
The operative complaint (the "TAC") in the Consolidated Securities Action was filed on October 14, 2020. The TAC asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), against the Company and Mr. Plank and under Section 20A of the Exchange Act against Mr. Plank. The TAC alleges that the defendants supposedly concealed purportedly declining consumer demand for certain of the Company's products between the third quarter of 2015 and the fourth quarter of 2016 by making allegedly false and misleading statements regarding the Company's performance and future prospects and by engaging in undisclosed and allegedly improper sales and accounting practices, including shifting sales between quarterly periods allegedly to appear healthier. The TAC also alleges that the defendants purportedly failed to disclose that the Company was under investigation by and cooperating with the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission (the "SEC") since July 2017. The class period identified in the TAC is September 16, 2015 through November 1, 2019.
On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC. On December 1, 2021, the plaintiffs filed a motion seeking, among other things, certification of the class they are seeking to represent in the Consolidated Securities Action. On September 29, 2022, the court granted the plaintiffs' class certification motion. Discovery in the Consolidated Securities Action concluded on August 31, 2023. On October 2, 2023, the Company and Mr. Plank filed a motion for summary judgment seeking an order dismissing the Consolidated Securities Action with prejudice. Briefing on that motion is not yet complete. The District Court has scheduled trial to begin on July 15, 2024.
The Company continues to believe that the claims asserted in the Consolidated Securities Action are without merit and intends to defend the lawsuit vigorously.
Consolidated Kenney Derivative Litigation
In June and July 2018, two purported stockholder derivative complaints were filed in Maryland state court (in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The consolidated complaint in the Kenney action names Mr. Plank, certain other current and former members of the Company's Board of Directors, certain former Company executives, and Sagamore Development Company, LLC ("Sagamore") as defendants, and names the Company as a nominal defendant. The consolidated complaint asserts breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants and asserts a claim against Sagamore for aiding and abetting certain of the alleged breaches of fiduciary duty. The consolidated complaint seeks damages on behalf of the Company and certain corporate governance related actions.
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
On March 29, 2019, the court in the Kenney action granted the Company's and the defendants' motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims to those asserted in the Kenney action relating to the Company's purchase of parcels in the Baltimore Peninsula, an area of Baltimore previously referred to as Port Covington (which derivative action has since been dismissed in its entirety).
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
Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company's Board of Directors pursue the claims asserted in the complaints. In October 2021, the court issued an order (i) consolidating the Cordell and Salo actions with the consolidated Kenney action into a single consolidated derivative action (the "Consolidated Kenney Derivative Action"); (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated Kenney Derivative Action.
The Company believes that the claims asserted in the Consolidated Kenney Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Consolidated Paul Derivative Litigation
On January 27, 2021, the District Court entered an order consolidating for all purposes four separate stockholder derivative cases that previously had been filed in the court. On February 2, 2023, the District Court issued an order appointing Balraj Paul and Anthony Viskovich as lead plaintiffs (“Derivative Lead Plaintiffs”), appointing counsel for the Derivative Lead Plaintiffs as lead counsel, and recaptioning the consolidated case as Paul et al. v. Plank et al. (the “Paul Derivative Action”). Prior to their filing derivative complaints, both of the Derivative Lead Plaintiffs had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company, and the Derivative Lead Plaintiffs were informed of that determination.
On March 16, 2023, the District Court issued an order granting a motion for voluntary dismissal without prejudice that had been filed by the plaintiff in one of the four derivative cases who had not been appointed as a lead plaintiff.
On April 24, 2023, the Derivative Lead Plaintiffs designated an operative complaint in the Paul Derivative Action. The operative complaint named Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain other current and former Company executives as defendants, and named the Company as a nominal defendant. It asserted allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; and (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ. The operative complaint asserted breach of fiduciary duty and unjust enrichment claims against the defendants and asserted a contribution claim against certain defendants. The operative complaint sought damages on behalf of the Company and also sought certain corporate governance related actions.
The Company and the defendants filed a motion to dismiss the operative complaint on June 23, 2023. The District Court granted that motion on September 27, 2023, dismissing the Paul Derivative Action without prejudice, due to lack of subject matter jurisdiction.
Paul, one of the plaintiffs in the Paul Derivative Action, has filed a motion seeking reconsideration of the dismissal decision or leave to amend the complaint. Briefing on that motion will be completed as of November 8, 2023.
On October 27, 2023, the plaintiffs in the Paul Derivative Action other than Paul filed a stockholder derivative complaint in Maryland state court (in a case captioned Viskovich, et al. v. Plank, et al). The complaint asserts claims similar to those that had been asserted in the operative complaint in the Paul Derivative Action before that action was dismissed and seeks similar remedies (including damages and certain corporate governance related actions). The complaint names Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain other current and former Company executives as defendants, and names the Company as a nominal defendant. The defendants and the Company are not under any present obligation to respond to the complaint in the Viskovich action.
The Company believes that the claims asserted in the Paul Derivative Action and the Viskovich action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. As of September 30, 2023, the Company has estimated its liability and recorded $20 million in respect of certain ongoing legal proceedings summarized above. The timing of the resolution is unknown and the amount of loss ultimately incurred in connection with these matters may be substantially higher than the amount accrued for these matters, and the Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. Legal proceedings for which no accrual has been established are disclosed to the extent required by ASC 450.
In addition, in connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. With respect to one policy period, a lawsuit was filed against the Company by certain of its insurance carriers seeking a declaration that no further amounts will be payable with respect to that policy period and with respect to one carrier, seeking reimbursement for amounts previously paid to the Company. On April 26, 2023, the Company and one of its insurance carriers resolved the dispute related to that carrier’s claims for a declaration that no further amounts would be payable and seeking reimbursement of previously paid amounts. The resolution resulted in no reimbursement payable by the Company. The other carriers remaining in the case continue to seek a declaration that no further amounts will be payable with respect to that policy period. The timing of the resolution for the remaining claims in this matter is unknown.
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

NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of September 30, 2023. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chair and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of September 30, 2023. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the three months ended September 30, 2023, the Company entered into a supplemental confirmation (the "August 2023 ASR Agreement") of an accelerated share repurchase transaction with JPMorgan Chase Bank, National Association ("JPMC") to repurchase $50.0 million of the Company's Class C Common Stock, and received a total of 7.6 million shares of Class C Common Stock from JPMC, which were immediately retired. As a result, $51.3 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended June 30, 2023.
During the three and six months ended September 30, 2022, pursuant to the previously disclosed accelerated share repurchase transactions, the Company repurchased 3.2 million and 9.9 million shares of Class C Common Stock, respectively, which were immediately retired.
As of September 30, 2023, the Company has repurchased a total of $475 million or 42.5 million outstanding shares of its Class C Common Stock under its share repurchase program.
On August 16, 2022, the Inflation Reduction Act (the "Act") was enacted and signed into law in the United States, which imposed a 1.0% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. As a result, the Company accrued $0.4 million of excise tax in connection with the share repurchases completed during the six months ended September 30, 2023, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2023.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Apparel	$1,070,437	$1,038,268	$1,895,097	$1,906,696
Footwear	351,202	375,885	714,872	723,136
Accessories	113,933	111,117	211,795	207,948
Net Sales	1,535,572	1,525,270	2,821,764	2,837,780
License revenues	28,646	33,123	53,718	61,258
Corporate Other	2,492	15,492	8,240	23,904
Total net revenues	$1,566,710	$1,573,885	$2,883,722	$2,922,942

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Wholesale	$939,725	$948,154	$1,681,683	$1,739,840
Direct-to-consumer	595,847	577,116	1,140,081	1,097,940
Net Sales	1,535,572	1,525,270	2,821,764	2,837,780
License revenues	28,646	33,123	53,718	61,258
Corporate Other	2,492	15,492	8,240	23,904
Total net revenues	$1,566,710	$1,573,885	$2,883,722	$2,922,942
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

	As of September 30, 2023	As of March 31, 2023
Customer refund liability	$149,451	$160,533
Inventory associated with reserves for sales returns	$33,722	$40,661
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements which are in in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of September 30, 2023, contract liabilities were $23.4 million (March 31, 2023: $25.9 million).
For the three and six months ended September 30, 2023, the Company recognized approximately $1.9 million and $5.1 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2023. For the three and six months ended September 30, 2022, the Company recognized approximately $1.3 million and $6.1 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2022. The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for the three and six months ended September 30, 2023 of $3.4 million and $6.7 million, respectively (three and six months ended September 30, 2022: $2.6 million and $4.2 million, respectively).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of September 30, 2023, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Condensed Consolidated Balance Sheets, were $14.3 million (March 31, 2023: $14.1 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of September 30, 2023, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $7.7 million (March 31, 2023: $7.7 million). These assets are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets.
Refer to Note 15 of the Condensed Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of September 30, 2023, 8.3 million Class A shares and 33.1 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and six months ended September 30, 2023 was $10.0 million and $20.3 million, respectively (three and six months ended September 30, 2022: $8.3 million and $19.7 million, respectively). As of September 30, 2023, the Company had $97.8 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.16 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of September 30, 2023. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of September 30, 2023.

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of September 30, 2023, 2.7 million Class A shares and 0.8 million Class C shares are available for future purchases under the ESPPs. During the three and six months ended September 30, 2023, 156.9 thousand and 302.1 thousand Class C shares, respectively, were purchased under the ESPPs (three and six months ended September 30, 2022: 171.6 thousand and 293.0 thousand, respectively).
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
Total stock-based compensation expense related to these awards for the three and six months ended September 30, 2023 was $2.4 million and $4.7 million, respectively (three and six months ended September 30, 2022: $0.8 million and $1.7 million, respectively). As of September 30, 2023, the Company had $75.2 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 10.61 years.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the six months ended September 30, 2023 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2023	1,578	$19.44	4.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2023	1,578	$19.44	4.32	$—
Options exercisable at September 30, 2023	1,503	$19.66	4.22	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the six months ended September 30, 2023 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	7,658	$13.01
Granted	18,267	7.72
Forfeited	(1,650)	10.49
Vested	(1,088)	14.64
Outstanding at September 30, 2023	23,187	$8.96

The awards outstanding at September 30, 2023 in the table above includes 1.7 million and 0.9 million of performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan during the three months ended September 30, 2023 and Fiscal 2023, respectively. The performance-based restricted stock units awarded during the three months ended September 30, 2023 and Fiscal 2023 have a weighted average fair value of $6.92 and $9.13, respectively, and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets.
The Company deemed the achievement of certain of the targets for the performance-based restricted stock units awarded during Fiscal 2023 to be improbable and recorded a reversal of previously recorded expense of $0.9 million during the three months ended September 30, 2023. Inclusive of this reversal, during the three and six months ended September 30, 2023, the Company recorded stock-based compensation expense of ($0.7) million and ($0.5) million, respectively, relating to these awards (three and six months ended September 30, 2022: $0.9 million and $1.3 million, respectively).
The Company deemed the achievement of the targets for the performance-based restricted stock units awarded during the three months ended September 30, 2023 to be probable and recorded stock-based compensation expense of $0.4 million related to these awards.
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

	September 30, 2023			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$18,235	$—	$—	$(3,127)	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$7,705	$—	$—	$7,691	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(14,340)	$—	$—	$(14,082)	$—
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
As of September 30, 2023, the fair value of the Convertible Senior Notes was $80.1 million (March 31, 2023: $85.8 million).
As of September 30, 2023, the fair value of the Senior Notes was $540.0 million (March 31, 2023: $553.9 million).

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2023, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	September 30, 2023	March 31, 2023
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$28,690	$22,473
Foreign currency contracts	Other long-term assets	8,670	619
Total derivative assets designated as hedging instruments		$37,360	$23,092

Foreign currency contracts	Other current liabilities	$17,215	$21,622
Foreign currency contracts	Other long-term liabilities	382	5,769
Total derivative liabilities designated as hedging instruments		$17,597	$27,391

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$116	$3,408
Total derivative assets not designated as hedging instruments		$116	$3,408

Foreign currency contracts	Other current liabilities	$379	$6,563
Foreign currency contracts	Other long-term liabilities	—	4
Total derivative liabilities not designated as hedging instruments		$379	$6,567

The following table presents the amounts in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,566,710	$1,071	$1,573,885	$13,697	$2,883,722	$5,546	$2,922,942	$20,251
Cost of goods sold	$814,715	$(523)	$860,051	$(891)	$1,523,991	$(229)	$1,578,911	$(2,839)
Interest income (expense), net	$(373)	$(9)	$(3,555)	$(9)	$(1,999)	$(18)	$(9,560)	$(18)
Other income (expense), net	$(6,429)	$—	$(5,771)	$—	$(12,814)	$—	$(20,012)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of June 30, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$(20,214)	$36,418	$548	$15,656
Interest rate swaps	(449)	—	(9)	(440)
Total designated as cash flow hedges	$(20,663)	$36,418	$539	$15,216

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$(4,764)	$25,737	$5,317	$15,656
Interest rate swaps	(458)	—	(18)	(440)
Total designated as cash flow hedges	$(5,222)	$25,737	$5,299	$15,216

	Balance as of June 30, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$51,693	$73,116	$12,806	$112,003
Interest rate swaps	(486)	—	(9)	(477)
Total designated as cash flow hedges	$51,207	$73,116	$12,797	$111,526

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$129,374	$17,412	$112,003
Interest rate swaps	(495)	—	(18)	(477)
Total designated as cash flow hedges	$(454)	$129,374	$17,394	$111,526

The following table presents the amounts in the Condensed Consolidated Statement of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(6,429)	$(2,259)	$(5,771)	$(849)	$(12,814)	$(4,571)	$(20,012)	$(4,851)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2023, the aggregate notional value of the Company's outstanding cash flow hedges was $1,227.0 million (March 31, 2023: $799.7 million), with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2023, the total notional value of the Company's outstanding undesignated derivative instruments was $429.2 million (March 31, 2023: $396.7 million).
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
The effective rates for income taxes were 21.2% and 20.2% for the three months ended September 30, 2023 and 2022, respectively. The change in the Company’s effective tax rate was primarily driven by a discrete reserve for an uncertain tax position recorded during the three months ended September 30, 2023, mostly offset by an increase in valuation allowance releases.
The effective rates for income taxes were 22.0% and 22.4% for the six months ended September 30, 2023 and 2022, respectively. The change in the Company’s effective tax rate was primarily driven by a discrete reserve for an uncertain tax position recorded during the six months ended September 30, 2023, mostly offset by an increase in valuation allowance releases.
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
As noted in the Company's Annual Report on Form 10-K for Fiscal 2023, a significant portion of the Company’s deferred tax assets relate to United States state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of September 30, 2023, the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States state deferred tax assets. Accordingly, the Company continues to maintain a valuation allowance on these deferred tax assets. Furthermore, valuation allowances have also been recorded against a portion of foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecast for the United States indicates that it is reasonably possible that a portion of the state deferred taxes could be realizable during the current fiscal year-end based on near term trend towards three-year cumulative taxable earnings. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of a portion or all previously recorded state valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss) - Basic	$109,614	$86,925	$118,163	$94,607
Interest on Convertible Senior Notes due 2024, net of tax	225	225	450	449
Net income (loss) - Diluted	$109,839	$87,150	$118,613	$95,056
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	443,525	454,322	444,195	456,357
Dilutive effect of Class A, B, and C securities	1,948	1,577	1,670	1,544
Dilutive effect of Convertible Senior Notes due 2024	8,242	8,242	8,242	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	453,715	464,141	454,107	466,143

Class A and Class C securities excluded as anti-dilutive (1)	13,793	7,712	18,193	8,085

Basic net income (loss) per share of Class A, B and C common stock	$0.25	$0.19	$0.27	$0.21
Diluted net income (loss) per share of Class A, B and C common stock	$0.24	$0.19	$0.26	$0.20
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
The Company excludes certain corporate items from its segment profitability measures. The Company reports these items within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Corporate Other consists primarily of (i) operating results related to MMR platforms and other digital business opportunities; (ii) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments which include global marketing, global IT, global supply chain and innovation, and other corporate support functions; (iii) restructuring and restructuring related charges, if any; and (iv) certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenues
North America	$991,393	$1,011,823	$1,818,045	$1,921,179
EMEA	287,091	262,679	513,732	467,860
Asia-Pacific	232,065	225,729	434,297	402,394
Latin America	53,669	58,162	109,408	107,605
Corporate Other	2,492	15,492	8,240	23,904
Total net revenues	$1,566,710	$1,573,885	$2,883,722	$2,922,942

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)
North America	$215,457	$209,206	$373,508	$399,130
EMEA	40,697	35,895	71,646	54,076
Asia-Pacific	54,608	46,134	70,006	66,079
Latin America	13,644	7,177	19,421	13,411
Corporate Other	(178,647)	(179,002)	(367,892)	(378,803)
Total operating income (loss)	145,759	119,410	166,689	153,893
Interest expense, net	(373)	(3,555)	(1,999)	(9,560)
Other income (expense), net	(6,429)	(5,771)	(12,814)	(20,012)
Income (loss) before income taxes	$138,957	$110,084	$151,876	$124,321

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
All dollar and percentage comparisons made herein refer to the three and six months ended September 30, 2023 compared with the three and six months ended September 30, 2022, unless otherwise noted.
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
Strategically and operationally, we remain focused on driving premium brand-right growth and improved profitability. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories; growth in our direct-to-consumer sales channel; and expansion of our wholesale distribution. We believe that achievement of our long-term growth objectives depends, in part, on our ability to execute strategic initiatives in key areas including our wholesale, footwear, women’s and direct-to-consumer businesses. Additionally, our digital strategy is focused on supporting these long-term objectives, emphasizing connection and engagement with our consumers through multiple digital touchpoints.
During the first half of Fiscal 2024, we faced a challenging retail environment, particularly in North America, that included higher promotions and discounting related to industry-wide elevated inventory balances as well as lower demand in our wholesale channel.
Quarterly Results
Financial highlights for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 include:
•Total net revenues decreased 0.5%.
•Within our channels, wholesale revenue decreased 0.9% and direct-to-consumer revenue increased 3.2%.
•Within our product categories, apparel revenue increased 3.1%, footwear revenue decreased 6.6%, and accessories revenue increased 2.5%.
•Net revenue decreased 2.0% in North America, increased 9.3% in Europe, Middle East and Africa ("EMEA"), increased 2.8% in Asia-Pacific, and decreased 7.7% in Latin America.
•Gross margin increased 260 basis points to 48.0%.
•Selling, general and administrative expenses increased 2.0%.
Effects of Inflation and Other Global Events
Macroeconomic factors, such as inflationary pressures and fluctuations in foreign currency exchange rates, have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of conflicts around the world on the economy, including its effect on inflationary pressures and the price of oil globally.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$1,566,710	$1,573,885	$2,883,722	$2,922,942
Cost of goods sold	814,715	860,051	1,523,991	1,578,911
Gross profit	751,995	713,834	1,359,731	1,344,031
Selling, general and administrative expenses	606,236	594,424	1,193,042	1,190,138
Income (loss) from operations	145,759	119,410	166,689	153,893
Interest income (expense), net	(373)	(3,555)	(1,999)	(9,560)
Other income (expense), net	(6,429)	(5,771)	(12,814)	(20,012)
Income (loss) before income taxes	138,957	110,084	151,876	124,321
Income tax expense (benefit)	29,494	22,251	33,465	27,908
Income (loss) from equity method investments	151	(908)	(248)	(1,806)
Net income (loss)	$109,614	$86,925	$118,163	$94,607

	Three Months Ended September 30,		Six Months Ended September 30,
(As a percentage of net revenues)	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.0%	54.6%	52.8%	54.0%
Gross profit	48.0%	45.4%	47.2%	46.0%
Selling, general and administrative expenses	38.7%	37.8%	41.4%	40.7%
Income (loss) from operations	9.3%	7.6%	5.8%	5.3%
Interest income (expense), net	—%	(0.2)%	(0.1)%	(0.3)%
Other income (expense), net	(0.4)%	(0.4)%	(0.4)%	(0.7)%
Income (loss) before income taxes	8.9%	7.0%	5.3%	4.3%
Income tax expense (benefit)	1.9%	1.4%	1.2%	1.0%
Loss from equity method investment	—%	(0.1)%	—%	(0.1)%
Net income (loss)	7.0%	5.5%	4.1%	3.2%
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

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$1,070,437	$1,038,268	$32,169	3.1%	$1,895,097	$1,906,696	$(11,599)	(0.6)%
Footwear	351,202	375,885	(24,683)	(6.6)%	714,872	723,136	(8,264)	(1.1)%
Accessories	113,933	111,117	2,816	2.5%	211,795	207,948	3,847	1.8%
Net Sales	1,535,572	1,525,270	10,302	0.7%	2,821,764	2,837,780	(16,016)	(0.6)%
License revenues	28,646	33,123	(4,477)	(13.5)%	53,718	61,258	(7,540)	(12.3)%
Corporate Other (1)	2,492	15,492	(13,000)	(83.9)%	8,240	23,904	(15,664)	(65.5)%
Total net revenues	$1,566,710	$1,573,885	$(7,175)	(0.5)%	$2,883,722	$2,922,942	$(39,220)	(1.3)%

Net Revenues by Distribution Channel
Wholesale	$939,725	$948,154	$(8,429)	(0.9)%	$1,681,683	$1,739,840	$(58,157)	(3.3)%
Direct-to-consumer	595,847	577,116	18,731	3.2%	1,140,081	1,097,940	42,141	3.8%
Net Sales	1,535,572	1,525,270	10,302	0.7%	2,821,764	2,837,780	(16,016)	(0.6)%
License revenues	28,646	33,123	(4,477)	(13.5)%	53,718	61,258	(7,540)	(12.3)%
Corporate Other (1)	2,492	15,492	(13,000)	(83.9)%	8,240	23,904	(15,664)	(65.5)%
Total net revenues	$1,566,710	$1,573,885	$(7,175)	(0.5)%	$2,883,722	$2,922,942	$(39,220)	(1.3)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net Sales
Net sales increased by $10.3 million, or 0.7%, to $1,535.6 million during the three months ended September 30, 2023 from $1,525.3 million during the three months ended September 30, 2022. Apparel increased primarily due to higher average selling prices, partially offset by lower unit sales. Footwear decreased primarily due to lower unit sales, partially offset by higher average selling prices. Accessories increased primarily due to higher average selling prices and the impact of foreign exchange rates, partially offset by lower unit sales. From a channel perspective, the increase in net sales was due to an increase in direct-to-consumer, partially offset by a decrease in wholesale.
Net sales decreased by $16.0 million, or 0.6%, to $2,821.8 million during the six months ended September 30, 2023 from $2,837.8 million during the six months ended September 30, 2022. Apparel decreased primarily due to lower unit sales, partially offset by higher average selling prices and favorable channel and regional mix. Footwear decreased primarily due to lower unit sales, partially offset by higher average selling prices. Accessories increased primarily due to higher average selling prices, partially offset by lower unit sales. From a channel perspective, the decrease in net sales was due to a decrease in wholesale, partially offset by an increase in direct-to-consumer.
License Revenues
License revenues decreased by $4.5 million or 13.5%, to $28.6 million during the three months ended September 30, 2023, from $33.1 million during the three months ended September 30, 2022. This was primarily due to lower revenues from our licensing partners in the North America region and from our Japanese licensee.
License revenues decreased by $7.5 million or 12.3%, to $53.7 million during the six months ended September 30, 2023, from $61.3 million during the six months ended September 30, 2022. This was primarily due to lower revenues from our Japanese licensee and from our licensing partners in the North America region.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.7 million and $39.1 million for the three and six months ended September 30, 2023 (three and six months ended September 30, 2022: $20.2 million and $38.1 million, respectively).
Gross profit increased by $38.2 million to $752.0 million during the three months ended September 30, 2023, as compared to $713.8 million during the three months ended September 30, 2022. Gross profit as a percentage of net revenues, or gross margin, increased to 48.0% from 45.4%. This increase in gross margin of 260 basis points was primarily driven by positive impacts of approximately:
•410 basis points from supply chain benefits, mainly due to lower freight costs.
These positive impacts were partially offset by negative impacts of approximately:
•120 basis points from unfavorable pricing due to deep discounts in our sales to the off-price channel;
•20 basis points from unfavorable channel mix related to a higher percentage of off-price sales; and
•10 basis points from changes in foreign currency.

Gross profit increased by $15.7 million to $1,359.7 million during the six months ended September 30, 2023, as compared to $1,344.0 million during the six months ended September 30, 2022. Gross profit as a percentage of net revenues, or gross margin, increased to 47.2% from 46.0%. This increase in gross margin of 120 basis points was primarily driven by positive impacts of approximately:
•370 basis points from supply chain benefits, mainly due to lower freight costs.
This was partially offset by negative impacts of approximately:
•200 basis points from higher promotional activity within our direct-to-consumer channel and unfavorable pricing of sales to the off-price channel;
•40 basis points from changes in foreign currency; and
•10 basis points from unfavorable regional mix.

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

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Selling, General and Administrative Expenses	$606,236	$594,424	$11,812	2.0%	$1,193,042	$1,190,138	$2,904	0.2%

Selling, general and administrative expenses increased by $11.8 million, or 2.0%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Within selling, general and administrative expense:
•Marketing costs increased $11.5 million or 8.0%, due to an increase in marketing activities during the period. As a percentage of net revenues, marketing costs increased to 9.9% from 9.1%.
•Other costs increased $0.3 million or 0.1%, primarily driven by higher non-salaried wages and facility related expenses, partially offset by lower legal expenses resulting from an accrual in the prior year for certain ongoing legal proceedings, and lower consulting expenses. As a percentage of net revenues, other costs increased to 28.8% from 28.6%.
As a percentage of net revenues, selling, general and administrative expenses increased to 38.7% during the three months ended September 30, 2023 as compared to 37.8% during the three months ended September 30, 2022.
Selling, general and administrative expenses increased by $2.9 million, or 0.2%, during the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. Within selling, general and administrative expense:
•Marketing costs decreased $2.4 million or 0.8%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs remained flat at 10.2%.
•Other costs increased $5.3 million or 0.6%, primarily driven by higher salaries, facility related expenses and distribution and selling expenses, partially offset by lower legal expenses resulting from an accrual in the prior year for certain ongoing legal proceedings, consulting expenses and non-salaried wages. As a percentage of net revenues, other costs increased to 31.2% from 30.6%.
As a percentage of net revenues, selling, general and administrative expenses increased to 41.4% during the six months ended September 30, 2023 as compared to 40.7% during the six months ended September 30, 2022.
Interest Expense, net
Interest expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents.

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Interest expense, net	$373	$3,555	$(3,182)	(89.5)%	$1,999	$9,560	$(7,561)	(79.1)%
Interest expense, net decreased by $3.2 million to $0.4 million during the three months ended September 30, 2023. This was due to an increase in interest income of $2.1 million, resulting from higher interest rates, and a decrease in interest expense of $1.0 million. See Note 9 to our Condensed Consolidated Financial Statements.

Interest expense, net decreased by $7.6 million to $2.0 million during the six months ended September 30, 2023. This was due to an increase in interest income of $5.7 million, resulting from higher interest rates, and a decrease in interest expense of $1.9 million. See Note 9 to our Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Other income (expense), net	$(6,429)	$(5,771)	$(658)	(11.4)%	$(12,814)	$(20,012)	$7,198	36.0%

Other expense, net increased by $0.7 million to $6.4 million during the three months ended September 30, 2023. This was primarily due to an increase in losses on foreign currency hedges of $1.4 million, partially offset by a net gain from changes in foreign currency exchange rates of $0.7 million.

Other expense, net decreased by $7.2 million to $12.8 million during the six months ended September 30, 2023. This was primarily due to a decrease in losses from changes in foreign currency exchange rates of $5.7 million and on foreign currency hedges of $0.3 million.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Income tax expense (benefit)	$29,494	$22,251	$7,243	32.6%	$33,465	$27,908	$5,557	19.9%
Income tax expense increased $7.2 million to $29.5 million during the three months ended September 30, 2023 from income tax expense of $22.3 million during the three months ended September 30, 2022. For the three months ended September 30, 2023, our effective tax rate was 21.2% compared to 20.2% for the same period in the prior fiscal year. The change in our effective tax rate was primarily driven by a discrete reserve for an uncertain tax position recorded during the three months ended September 30, 2023, mostly offset by an increase in valuation allowance releases.

Income tax expense increased $5.6 million to $33.5 million during the six months ended September 30, 2023 from income tax expense of $27.9 million during the six months ended September 30 ,2022. For the six months ended September 30, 2023, our effective tax rate was 22.0% compared to 22.4% for the same period in the prior fiscal year. The change in our effective tax rate was primarily driven by a discrete reserve for an uncertain tax position recorded during the six months ended September 30, 2023, mostly offset by an increase in valuation allowance releases.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific, and Latin America.
We exclude certain corporate items from our segment profitability measures. We report these items within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. Corporate Other consists primarily of (i) operating results related to our MMR platforms and other digital business opportunities; (ii) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments which include global marketing, global IT, global supply chain and innovation, and other corporate support functions; (iii) restructuring and restructuring related charges, if any; and (iv) certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net Revenues

	Three Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$991,393	$1,011,823	$(20,430)	(2.0)%
EMEA	287,091	262,679	24,412	9.3%
Asia-Pacific	232,065	225,729	6,336	2.8%
Latin America	53,669	58,162	(4,493)	(7.7)%
Corporate Other (1)	2,492	15,492	(13,000)	(83.9)%
Total net revenues	$1,566,710	$1,573,885	$(7,175)	(0.5)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was driven by the following:
•Net revenues in our North America region decreased by $20.4 million, or 2.0%, to $991.4 million from $1,011.8 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as decrease in licensing revenues. Within our direct-to-consumer channel, net revenues were lower due to a decrease in e-commerce sales and owned and operated retail store sales.
•Net revenues in our EMEA region increased by $24.4 million, or 9.3%, to $287.1 million from $262.7 million. This was driven by an increase in both our direct-to-consumer channel and wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $6.3 million, or 2.8%, to $232.1 million from $225.7 million. This was driven by an increase in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, the increase in net revenues was due to an increase in owned and operated retail store sales, partially offset by a decrease in e-commerce sales. Our direct-to-consumer channel was negatively impacted by the COVID-19 related restrictions during the three months ended September 30, 2022, which included temporary closures of our owned and operated stores and distribution centers in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region decreased by $4.5 million, or 7.7%, to $53.7 million from $58.2 million. This was primarily driven by a decrease in our wholesale channel, partially offset by an increase in our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in owned and operated retail store sales and e-commerce sales. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $13.0 million to $2.5 million from $15.5 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$215,457	$209,206	$6,251	3.0%
EMEA	40,697	35,895	4,802	13.4%
Asia-Pacific	54,608	46,134	8,474	18.4%
Latin America	13,644	7,177	6,467	90.1%
Corporate Other (1)	(178,647)	(179,002)	355	0.2%
Total operating income (loss)	$145,759	$119,410	$26,349	22.1%
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

The increase in total operating income for three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by the following:
•Operating income in our North America region increased by $6.3 million to $215.5 million from $209.2 million. This was primarily due to lower marketing-related expenses and lower distribution and selling expenses, partially offset by a decrease in gross profit. The decline in gross profit was driven by lower net revenues as discussed above, partially offset by lower freight costs.
•Operating income in our EMEA region increased by $4.8 million to $40.7 million from $35.9 million. This was primarily due to an increase in gross profit, partially offset by higher marketing related expenses. The increase in gross profit was driven by higher net revenues as discussed above and lower freight costs.

•Operating income in our Asia-Pacific region increased by $8.5 million to $54.6 million from $46.1 million. This was primarily due to an increase in gross profit, driven by higher net revenues as discussed above, and lower marketing-related expenses.
•Operating income in our Latin America region increased by $6.5 million to $13.6 million from $7.2 million. This was primarily due to an increase in gross profit, partially offset by an increase in selling and distribution expenses and marketing expenses. The increase in gross profit was driven by lower freight costs, partially offset by lower net revenues as discussed above.
•Operating loss in our Corporate Other non-operating segment decreased by $0.4 million to $178.6 million from $179.0 million. This was primarily due to lower legal expenses resulting from an accrual in the prior year for certain ongoing legal proceedings, partially offset by net losses arising from foreign currency hedges.

Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
Net Revenues

	Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$1,818,045	$1,921,179	$(103,134)	(5.4)%
EMEA	513,732	467,860	45,872	9.8%
Asia-Pacific	434,297	402,394	31,903	7.9%
Latin America	109,408	107,605	1,803	1.7%
Corporate Other (1)	8,240	23,904	(15,664)	(65.5)%
Total net revenues	$2,883,722	$2,922,942	$(39,220)	(1.3)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, was driven by the following:
•Net revenues in our North America region decreased by $103.1 million, or 5.4%, to $1,818.0 million from $1,921.2 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues were lower due to a decrease in both owned and operated retail store sales and e-commerce sales.
•Net revenues in our EMEA region increased by $45.9 million, or 9.8%, to $513.7 million from $467.9 million. This was primarily driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $31.9 million, or 7.9%, to $434.3 million from $402.4 million. This was driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales. Our direct-to-consumer channel was negatively impacted by the COVID-19 related restrictions during the six months ended September 30, 2022, which included temporary closures of our owned and operated stores and distribution centers in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $1.8 million, or 1.7%, to $109.4 million from $107.6 million. This was primarily driven by an increase in our direct-to-consumer channel, partially offset by a decrease in our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store sales and e-commerce sales. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $15.7 million to $8.2 million from $23.9 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$373,508	$399,130	$(25,622)	(6.4)%
EMEA	71,646	54,076	17,570	32.5%
Asia-Pacific	70,006	66,079	3,927	5.9%
Latin America	19,421	13,411	6,010	44.8%
Corporate Other (1)	(367,892)	(378,803)	10,911	2.9%
Total operating income (loss)	$166,689	$153,893	$12,796	8.3%
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
The increase in total operating income for six months ended September 30, 2023, compared to the six months ended September 30, 2022, was primarily driven by the following:
•Operating income in our North America region decreased by $25.6 million to $373.5 million from $399.1 million. This was primarily due to a decline in gross profit, partially offset by lower marketing-related expenses and lower non-salaried wages. The decline in gross profit was driven by lower net revenues as discussed above and increased promotions and discounting, partially offset by lower product input and freight costs.
•Operating income in our EMEA region increased by $17.6 million to $71.6 million from $54.1 million. This was primarily due to an increase in gross profit, partially offset by an increase in marketing related expenses. The increase in gross profit was driven by higher net revenues as discussed above and lower freight costs.
•Operating income in our Asia-Pacific region increased by $3.9 million to $70.0 million from $66.1 million. This was primarily due to an increase in gross profit, driven by higher net revenues as discussed above, partially offset by higher facilities related expenses.
•Operating income in our Latin America region increased by $6.0 million to $19.4 million from $13.4 million. This was primarily due to an increase in gross profit, partially offset by higher selling and distribution costs and higher marketing-related expenses. The increase in gross profit was driven by lower freight costs, and higher net revenues as discussed above.
•Operating loss in our Corporate Other non-operating segment decreased by $10.9 million to $367.9 million from $378.8 million. This was primarily due to lower legal expenses resulting from an accrual in the prior year for certain ongoing legal proceedings, and lower consulting expenses, partially offset by an increase in salaries expense and net losses arising from foreign currency hedges.

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
As of September 30, 2023, we had approximately $655.9 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years, and, as of September 30, 2023, we have repurchased a total of $475 million of our Class C Common Stock through accelerated share repurchase transactions.
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
During the three months ended September 30, 2023, the Company entered into a supplemental confirmation (the "August 2023 ASR Agreement") of an accelerated share repurchase transaction with JPMorgan Chase Bank, National Association ("JPMC") to repurchase $50.0 million of the Company's Class C Common Stock, and received a total of 7.6 million shares of Class C Common Stock from JPMC, which were immediately retired. As a result, $51.3 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. No shares were repurchased under the share repurchase program during the three months ended June 30, 2023.
During the three and six months ended September 30, 2022, pursuant to the previously disclosed accelerated share repurchase transactions, we repurchased 3.2 million and 9.9 million shares of Class C Common Stock, respectively, which were immediately retired.
As of September 30, 2023, we have repurchased a total of $475 million or 42.5 million outstanding shares of our Class C Common Stock under the share repurchase program.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended September 30,
(In thousands)	2023	2022	Change ($)
Net cash provided by (used in):
Operating activities	$64,243	$(2,499)	$66,742
Investing activities	(39,144)	(58,864)	19,720
Financing activities	(50,537)	(48,788)	(1,749)
Effect of exchange rate changes on cash and cash equivalents	(28,671)	(43,962)	15,291
Net increase (decrease) in cash and cash equivalents	$(54,109)	$(154,113)	$100,004

Operating Activities
Cash flows from operating activities increased by $66.7 million, as compared to the six months ended September 30, 2022, primarily driven by an increase in net income before the impact of non-cash items of $40.0 million and an increase from changes in working capital of $26.7 million.
The changes in working capital were due to the following inflows:
•$300.1 million from changes in inventories;
•$86.6 million from changes in other non-current assets;
•$37.6 million from changes in accounts receivable; and
•$4.6 million from changes in prepaid expenses and other current assets.
These inflows were partially offset by the following working capital outflows:
•$287.5 million from changes in accounts payable;
•$94.8 million from changes in accrued expenses and other liabilities;
•$14.1 million from changes in income taxes payable and receivable, net; and
•$5.8 million from changes in customer refund liabilities.
Investing Activities
Cash flows used in investing activities decreased by $19.7 million, as compared to the six months ended September 30, 2022. This was primarily due to a higher earnout collected in connection with the sale of the MyFitnessPal platform and a decrease in capital expenditures.
Total capital expenditures during the six months ended September 30, 2023 were $84.1 million, or approximately 3% of net revenues, representing a $9.7 million decrease from $93.9 million during the six months ended September 30, 2022. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland. During the six months ended September 30, 2023, we incurred capital expenditures of $40.3 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next few years to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities increased by $1.7 million, as compared to the six months ended September 30, 2022. This was primarily due to an increase in employee taxes paid for shares withheld for income taxes. Additionally, during both the six months ended September 30, 2022 and 2023, we paid $50.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of September 30, 2023 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2023, there was $4.3 million of letters of credit outstanding (March 31, 2023: $4.4 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of September 30, 2023, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2023, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
We have approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of September 30, 2023, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since March 31, 2023. For a discussion of our exposure to market risk, refer to Item 7A. of our Annual report on Form 10-K for Fiscal 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended September 30, 2023 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
07/01/2023 to 07/31/2023	—	$—	—	$75.0
08/01/2023 to 08/31/2023	—	$—	—	$75.0
09/01/2023 to 09/30/2023(1)	7,616,030	$6.74	7,616,030	$25.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 11 to our Condensed Consolidated Financial Statements for details.

ITEM 5. OTHER INFORMATION
(c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 31, 2023).*
10.02	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date: November 8, 2023