Form 10-Q
period 2023-12-31
Under Armour, Inc.
filed 2024-02-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of January 31, 2024 there were 188,802,043 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 212,029,068 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	December 31, 2023	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,040,090	$711,910
Accounts receivable, net (Note 3)	691,546	759,860
Inventories	1,104,027	1,190,253
Prepaid expenses and other current assets, net	287,153	297,563
Total current assets	3,122,816	2,959,586
Property and equipment, net (Note 4)	714,183	672,736
Operating lease right-of-use assets (Note 5)	456,201	489,306
Goodwill (Note 6)	481,573	481,992
Intangible assets, net (Note 7)	8,002	8,940
Deferred income taxes (Note 17)	210,600	186,167
Other long-term assets	51,131	58,356
Total assets	$5,044,506	$4,857,083
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$80,919	$—
Accounts payable	699,431	649,116
Accrued expenses	322,780	354,643
Customer refund liabilities (Note 12)	160,786	160,533
Operating lease liabilities (Note 5)	143,425	140,990
Other current liabilities	58,841	51,609
Total current liabilities	1,466,182	1,356,891
Long-term debt, net of current maturities (Note 9)	595,124	674,478
Operating lease liabilities, non-current (Note 5)	654,216	705,713
Other long-term liabilities	155,964	121,598
Total liabilities	2,871,486	2,858,680
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2023 and March 31, 2023; 188,786,536 shares issued and outstanding as of December 31, 2023 (March 31, 2023: 188,704,689)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2023 and March 31, 2023	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2023 and March 31, 2023; 211,986,367 shares issued and outstanding as of December 31, 2023 (March 31, 2023: 221,346,517)	70	73
Additional paid-in capital	1,171,269	1,136,536
Retained earnings	1,084,666	929,562
Accumulated other comprehensive income (loss)	(83,059)	(67,842)
Total stockholders' equity	2,173,020	1,998,403
Total liabilities and stockholders' equity	$5,044,506	$4,857,083
Commitments and Contingencies (Note 10)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenues	$1,486,095	$1,581,781	$4,369,817	$4,504,723
Cost of goods sold	814,914	883,376	2,338,905	2,462,287
Gross profit	671,181	698,405	2,030,912	2,042,436
Selling, general and administrative expenses	601,661	603,746	1,794,703	1,793,884
Income (loss) from operations	69,520	94,659	236,209	248,552
Interest income (expense), net	(211)	(1,615)	(2,210)	(11,175)
Other income (expense), net	49,636	47,312	36,822	27,300
Income (loss) before income taxes	118,945	140,356	270,821	264,677
Income tax expense (benefit)	4,999	18,811	38,464	46,719
Income (loss) from equity method investments	197	72	(51)	(1,734)
Net income (loss)	$114,143	$121,617	$232,306	$216,224

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.26	$0.27	$0.53	$0.48
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.26	$0.27	$0.52	$0.47

Weighted average common shares outstanding Class A, B and C common stock
Basic	437,314	448,833	441,893	453,840
Diluted	448,435	458,990	452,208	463,750
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$114,143	$121,617	$232,306	$216,224
Other comprehensive income (loss):
Foreign currency translation adjustment	17,257	16,433	9,179	(24,066)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $8,837 and $18,689, for the three months ended December 31, 2023 and 2022, respectively; $6,629 and $(1,397) for the nine months ended December 31, 2023 and 2022, respectively.	(36,070)	(66,541)	(17,840)	25,353
Gain (loss) on intra-entity foreign currency transactions	2,815	8,778	(6,556)	(20,766)
Total other comprehensive income (loss)	(15,998)	(41,330)	(15,217)	(19,479)
Comprehensive income (loss)	$98,145	$80,287	$217,089	$196,745
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	188,689	$63	34,450	$11	229,012	$76	$1,118,093	$716,325	$(18,235)	$1,816,333
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(7)	—	—	(66)	—	(66)
Class C Common Stock repurchased	—	—	—	—	(7,762)	(3)	(10,012)	(64,985)	—	(75,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	193	—	794	—	—	794
Stock-based compensation expense	—	—	—	—	—	—	9,654	—	—	9,654
Comprehensive income (loss)	—	—	—	—	—	—	—	121,617	(41,330)	80,287
Balance as of December 31, 2022	188,689	$63	34,450	$11	221,436	$73	$1,118,529	$772,891	$(59,565)	$1,832,002

Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$721,926	$(40,086)	$1,728,954
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(92)	—	—	(868)	—	(868)
Class C Common Stock repurchased	—	—	—	—	(17,675)	(6)	39,397	(164,391)	—	(125,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	731	—	2,809	—	—	2,809
Stock-based compensation expense	—	—	—	—	—	—	29,362	—	—	29,362
Comprehensive income (loss)	—	—	—	—	—	—	—	216,224	(19,479)	196,745
Balance as of December 31, 2022	188,689	$63	34,450	$11	221,436	$73	$1,118,529	$772,891	$(59,565)	$1,832,002
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2023	188,725	$63	34,450	$11	214,689	$71	$1,162,548	$994,110	$(67,061)	$2,089,742
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(15)	—	—	(110)	—	(110)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(225)	—	—	(225)
Class C Common Stock repurchased	—	—	—	—	(3,069)	(1)	(1,522)	(23,477)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	62	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	381	—	662	—	—	662
Stock-based compensation expense	—	—	—	—	—	—	9,806	—	—	9,806
Comprehensive income (loss)	—	—	—	—	—	—	—	114,143	(15,998)	98,145
Balance as of December 31, 2023	188,787	$63	34,450	$11	211,986	$70	$1,171,269	$1,084,666	$(83,059)	$2,173,020

Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$929,562	$(67,842)	$1,998,403
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(348)	—	—	(2,428)	—	(2,428)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(650)	—	—	(650)
Class C Common Stock repurchased	—	—	—	—	(10,685)	(3)	(223)	(74,774)	—	(75,000)
Issuance of Class A Common Stock, net of forfeitures	82	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,672	—	2,443	—	—	2,443
Stock-based compensation expense	—	—	—	—	—	—	33,163	—	—	33,163
Comprehensive income (loss)	—	—	—	—	—	—	—	232,306	(15,217)	217,089
Balance as of December 31, 2023	188,787	$63	34,450	$11	211,986	$70	$1,171,269	$1,084,666	$(83,059)	$2,173,020
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$232,306	$216,224
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	106,685	102,656
Unrealized foreign currency exchange rate (gain) loss	(904)	(19,424)
Loss on disposal of property and equipment	746	1,411
Amortization of bond premium and debt issuance costs	1,565	1,644
Stock-based compensation	33,163	29,362
Deferred income taxes	(24,430)	(132)
Changes in reserves and allowances	25,085	7,316
Changes in operating assets and liabilities:
Accounts receivable	55,912	1,026
Inventories	71,400	(401,551)
Prepaid expenses and other assets	(45,363)	(68,931)
Other non-current assets	42,149	(46,272)
Accounts payable	31,470	168,681
Accrued expenses and other liabilities	(42,630)	50,892
Customer refund liability	80	12,440
Income taxes payable and receivable	5,884	19,057
Net cash provided by (used in) operating activities	493,118	74,399
Cash flows from investing activities
Purchases of property and equipment	(132,796)	(147,620)
Earn-out from the sale of MyFitnessPal platform	45,000	35,000
Net cash provided by (used in) investing activities	(87,796)	(112,620)
Cash flows from financing activities
Common shares repurchased	(75,000)	(125,000)
Employee taxes paid for shares withheld for income taxes	(2,428)	(868)
Proceeds from exercise of stock options and other stock issuances	2,443	2,809
Net cash provided by (used in) financing activities	(74,985)	(123,059)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	136	3,205
Net increase (decrease) in cash, cash equivalents and restricted cash	330,473	(158,075)
Cash, cash equivalents and restricted cash
Beginning of period	727,726	1,022,126
End of period	$1,058,199	$864,051

Non-cash investing and financing activities
Change in accrual for property and equipment	$(3,928)	$(706)

Reconciliation of cash, cash equivalents and restricted cash	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,040,090	$849,546
Restricted cash	18,109	14,505
Total cash, cash equivalents and restricted cash	$1,058,199	$864,051
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
The unaudited Condensed Consolidated Balance Sheet as of December 31, 2023 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("Fiscal 2023"), filed with the SEC on May 24, 2023 ("Annual Report on Form 10-K for Fiscal 2023"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2024 ("Fiscal 2024"), or any other portions thereof.
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
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and, other than those described below, determined them to be either not applicable or expected to have no material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosures about an entity’s reportable segments, including more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 should be adopted on a retrospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and should be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of December 31, 2023, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance as of March 31, 2023	$10,813	$227
Increases (decreases) to costs and expenses	11,767	—
Write-offs, net of recoveries	(291)	—
Balance as of December 31, 2023	$22,289	$227
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of December 31, 2023	As of March 31, 2023
Leasehold and tenant improvements	$491,520	$462,721
Furniture, fixtures and displays	296,381	289,539
Buildings	68,230	48,632
Software	400,422	380,586
Office equipment	135,132	132,301
Plant equipment	178,277	178,194
Land	82,410	83,626
Construction in progress (1)	176,093	143,243
Other	24,432	17,837
Subtotal property and equipment	1,852,897	1,736,679
Accumulated depreciation	(1,138,714)	(1,063,943)
Property and equipment, net	$714,183	$672,736
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, software systems, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment for the three and nine months ended December 31, 2023 was $35.2 million and $105.6 million, respectively (three and nine months ended December 31, 2022: $34.2 million and $101.3 million, respectively).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for the three and nine months ended December 31, 2023 and 2022.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses within the Company's Condensed Consolidated Statement of Operations, for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease costs	$40,046	$39,477	$122,769	$111,042
Variable lease costs	$3,722	$3,560	$8,534	$11,543
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company rents or subleases certain excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2023	As of March 31, 2023
Weighted average remaining lease term (in years)	7.74	8.03
Weighted average discount rate	4.92%	4.69%

Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating cash outflows from operating leases	$44,941	$42,545	$133,259	$126,664
Leased assets obtained in exchange for new operating lease liabilities	$29,239	$32,804	$50,698	$140,364
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of December 31, 2023:

Fiscal year ending March 31,
2024 (three months ending)	$45,473
2025	173,313
2026	140,589
2027	117,688
2028	99,711
2029 and thereafter	377,316
Total lease payments	$954,090
Less: Interest	156,449
Total present value of lease liabilities	$797,641
As of December 31, 2023, the Company has additional operating lease obligations that have not yet commenced of approximately $20.0 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2023	$301,371	$101,096	$79,525	$—	$481,992
Effect of currency translation adjustment	—	2,528	(2,947)	—	(419)
Balance as of December 31, 2023	$301,371	$103,624	$76,578	$—	$481,573

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	8,763	(5,461)	3,302
Lease-related intangible assets	1-15	1,737	(1,648)	89
Total		$10,500	$(7,109)	$3,391
Indefinite-lived intangible assets				4,611
Intangible assets, net				$8,002

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	5-7	$2,536	$(2,503)	$33
Customer relationships	2-6	8,711	(4,377)	4,334
Lease-related intangible assets	1-15	1,664	(1,542)	122
Total		$12,911	$(8,422)	$4,489
Indefinite-lived intangible assets				4,451
Intangible assets, net				$8,940
Amortization expense, which is included in selling, general and administrative expenses, for the three and nine months ended December 31, 2023 was $0.4 million and $1.1 million, respectively (three and nine months ended December 31, 2022: $0.5 million and $1.4 million, respectively).
During the nine months ended December 31, 2023, the Company reduced the gross carrying amount and related accumulated amortization of technology assets by $2.5 million as a result of such assets being fully amortized.
The following is the estimated future amortization expense for the Company's intangible assets as of December 31, 2023:

Fiscal year ending March 31,
2024 (three months ending)	$390
2025	1,559
2026	1,433
2027	9
2028	—
2029 and thereafter	—
Total amortization expense of intangible assets	$3,391

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
The Company’s outstanding payment obligations under this program were $219.6 million as of December 31, 2023 (March 31, 2023: $250.8 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of December 31, 2023	As of March 31, 2023
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(624)	(814)
Unamortized debt issuance costs - Convertible Senior Notes	(39)	(267)
Unamortized debt issuance costs - Senior Notes	(1,324)	(1,728)
Unamortized debt issuance costs - Credit facility	(2,889)	(3,632)
Total amount outstanding	676,043	674,478
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	80,919	—

Non-current portion of long-term debt	$595,124	$674,478
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, the Company entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of December 31, 2023 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2023, $4.2 million of letters of credit were outstanding (March 31, 2023: $4.4 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of December 31, 2023, the Company was in compliance with the applicable covenants.

In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2023, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
The Company has approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of December 31, 2023, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
The Convertible Senior Notes are not secured and are not guaranteed by any of the Company's subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of the Company's Class C Common Stock or a combination of cash and shares of Class C Common Stock, at the Company's election, as described further below. The initial conversion rate is 101.8589 shares of the Company's Class C Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C Common Stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders held rights to (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more specific conditions. As of December 31, 2023, no holder had exercised these rights. On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $5.7 million and $17.0 million, respectively, for the three and nine months ended December 31, 2023 (three and nine months ended December 31, 2022: $5.5 million and $18.6 million, respectively).
The following are the scheduled maturities of long-term debt as of December 31, 2023:

Fiscal year ending March 31,
2024 (three months ending)	$—
2025	80,919
2026	—
2027	600,000
2028	—
2029 and thereafter	—
Total scheduled maturities of long-term debt	$680,919

Current maturities of long-term debt	$80,919
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
On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC. On December 1, 2021, the plaintiffs filed a motion seeking, among other things, certification of the class they are seeking to represent in the Consolidated Securities Action. On September 29, 2022, the court granted the plaintiffs' class certification motion. Discovery in the Consolidated Securities Action concluded on August 31, 2023. On October 2, 2023, the Company and Mr. Plank filed a motion for summary judgment seeking an order dismissing the Consolidated Securities Action with prejudice. Briefing on that motion was completed on December 18, 2023, and oral argument is scheduled for February 9, 2024. The District Court has scheduled trial to begin on July 15, 2024.
The Company continues to believe that the claims asserted in the Consolidated Securities Action are without merit and intends to defend this matter vigorously.
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

Consolidated Paul Derivative Litigation
On January 27, 2021, the District Court entered an order consolidating for all purposes four separate stockholder derivative cases that previously had been filed in the court. On February 2, 2023, the District Court issued an order appointing Balraj Paul and Anthony Viskovich as lead plaintiffs (“Derivative Lead Plaintiffs”), appointing counsel for the Derivative Lead Plaintiffs as lead counsel, and recaptioning the consolidated case as Paul et al. v. Plank et al. (the “Paul Derivative Action”). Prior to filing their derivative complaints, both of the Derivative Lead Plaintiffs had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company, and the Derivative Lead Plaintiffs were informed of that determination.
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
Paul, one of the Derivative Lead Plaintiffs, filed a motion seeking reconsideration of the dismissal decision or leave to amend the complaint. Briefing on that motion was completed on November 8, 2023. On January 9, 2024, the District Court entered an order denying Paul's motion and ordering that the Paul Derivative Action remained dismissed without prejudice.
In February 2024, Paul filed a notice of appeal from the decisions by the District Court on September 27, 2023 and January 9, 2024. The Company continues to believe that the claims asserted in the Federal Court Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Viskovich State Court Derivative Complaint
On October 27, 2023, the plaintiffs in the Paul Derivative Action other than Paul filed a stockholder derivative complaint in Maryland state court (in a case captioned Viskovich, et al. v. Plank, et al). The complaint asserts claims similar to those that had been asserted in the operative complaint in the Paul Derivative Action before that action was dismissed and seeks similar remedies (including damages and certain corporate governance related actions). The complaint names Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain other current and former Company executives as defendants, and names the Company as a nominal defendant. The defendants and the Company are not under any present obligation to respond to the complaint in the Viskovich action. On December 11, 2023, the parties filed a joint motion for designation to the court's Business and Technology Case Management Program. That motion is currently pending.
The Company believes that the claims asserted in the Viskovich action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by ASC Topic 450.
As of December 31, 2023, the Company has recorded an accrual of $42.5 million in respect of legal proceeding contingencies. The timing of resolution is unknown and the amount of loss ultimately incurred may be substantially higher than the amount accrued. The Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. However, the recorded accrual currently exceeds the amount of insurance coverage that is not subject to dispute by our carriers (as discussed further in the next paragraph). Accordingly, any adverse verdict or settlement could require a substantial cash outlay by the Company, which could have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In addition, in connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. With respect to one policy period, a lawsuit was filed against the Company by certain of its insurance carriers seeking a declaration that no further amounts will be payable with respect to that policy period. The timing of the resolution is unknown for the claims in this matter.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of December 31, 2023. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, Executive Chair and Brand Chief, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of December 31, 2023. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
Share Repurchase Program
On February 23, 2022, the Company's Board of Directors authorized the Company to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of the Company's Class C Common Stock over the next two years. As of December 31, 2023, the Company has repurchased a total of $500 million or

45.6 million outstanding shares of its Class C Common Stock under its share repurchase program, thereby completing all repurchase activity under the repurchase program.
During the three months ended December 31, 2023, the Company entered into a supplemental confirmation (the "November 2023 ASR Agreement") of an accelerated share repurchase transaction with HSBC Bank USA, National Association ("HSBC") to repurchase $25.0 million of the Company's Class C Common Stock, and received a total of 3.1 million shares of Class C Common Stock from HSBC, which were immediately retired. As a result, $23.5 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2023, pursuant to the November 2023 ASR agreement and the previously disclosed accelerated share repurchase transactions, the Company repurchased 10.7 million shares of Class C Common Stock, which were immediately retired.
During the three and nine months ended December 31, 2022, pursuant to the previously disclosed accelerated share repurchase transactions, the Company repurchased 7.8 million and 17.7 million shares of Class C Common Stock, respectively, which were immediately retired.
On August 16, 2022, the Inflation Reduction Act (the "Act") was enacted and signed into law in the United States, which imposed a 1.0% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. As a result, the Company accrued $0.7 million of excise tax in connection with the share repurchases completed during the nine months ended December 31, 2023, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2023.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Apparel	$1,016,707	$1,075,714	$2,911,804	$2,982,410
Footwear	331,000	354,389	1,045,872	1,077,525
Accessories	104,510	104,875	316,305	312,823
Net Sales	1,452,217	1,534,978	4,273,981	4,372,758
License revenues	29,069	29,734	82,787	90,992
Corporate Other	4,809	17,069	13,049	40,973
Total net revenues	$1,486,095	$1,581,781	$4,369,817	$4,504,723

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Wholesale	$711,699	$819,781	$2,393,382	$2,559,621
Direct-to-consumer	740,518	715,197	1,880,599	1,813,137
Net Sales	1,452,217	1,534,978	4,273,981	4,372,758
License revenues	29,069	29,734	82,787	90,992
Corporate Other	4,809	17,069	13,049	40,973
Total net revenues	$1,486,095	$1,581,781	$4,369,817	$4,504,723

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

	As of December 31, 2023	As of March 31, 2023
Customer refund liability	$160,786	$160,533
Inventory associated with reserves for sales returns	$34,668	$40,661
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements and points associated with our loyalty programs which are in in other current and other long-term liabilities, and gift cards, included in accrued expenses on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2023, contract liabilities were $28.6 million (March 31, 2023: $25.9 million).
For the three and nine months ended December 31, 2023, the Company recognized approximately $1.6 million and $6.7 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2023.
For the three and nine months ended December 31, 2022, the Company recognized approximately $12.0 million and $18.1 million, respectively, of revenue that was previously included in contract liabilities as of March 31, 2022. Included in these amounts is approximately $10.1 million of revenue that was recognized during the three months ended December 31, 2022 for gift cards not expected to be redeemed ("breakage"), resulting from a process assessment that was completed during the three months ended December 31, 2022.
The change in the contract liabilities balance primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for the three and nine months ended December 31, 2023 of $2.2 million and $8.9 million, respectively (three and nine months ended December 31, 2022: $2.2 million and $6.4 million, respectively).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2023, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Condensed Consolidated Balance Sheets, were $15.4 million (March 31, 2023: $14.1 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2023, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $8.4 million (March 31, 2023: $7.7 million). These assets are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets.
Refer to Note 15 of the Condensed Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of December 31, 2023, 8.3 million Class A shares and 34.1 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and nine months ended December 31, 2023 was $8.3 million and $28.6 million, respectively (three and nine months ended December 31, 2022: $9.7 million and $29.4 million, respectively). As of December 31, 2023, the Company had $73.8 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 1.97 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of December 31, 2023. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of December 31, 2023.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of December 31, 2023, 2.7 million Class A shares and 0.7 million Class C shares are available for future purchases under the ESPPs. During the three and nine months ended December 31, 2023, 106.6 thousand and 408.8 thousand Class C shares, respectively, were purchased under the ESPPs (three and nine months ended December 31, 2022: 119.5 thousand and 412.5 thousand, respectively).
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
Total stock-based compensation expense related to these awards for the three and nine months ended December 31, 2023 was $2.2 million and $7.0 million, respectively (three and nine months ended December 31, 2022: $0.8 million and $2.5 million, respectively). As of December 31, 2023, the Company had $72.9 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 10.46 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the nine months ended December 31, 2023 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2023	1,578	$19.44	4.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2023	1,578	$19.44	4.07	$—
Options exercisable at December 31, 2023	1,503	$19.66	3.97	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the nine months ended December 31, 2023 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	7,658	$13.01
Granted	18,498	7.71
Forfeited	(2,816)	10.34
Vested	(1,179)	14.62
Outstanding at December 31, 2023	22,161	$8.87

The awards outstanding at December 31, 2023 in the table above includes 1.8 million and 0.6 million of performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan during Fiscal 2024 and Fiscal 2023, respectively. The performance-based restricted stock units awarded during Fiscal 2024 and Fiscal 2023 have a weighted average fair value of $6.91 and $9.13, respectively, and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets.
As of December 31, 2023, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during Fiscal 2023 to be improbable and recorded a reversal of previously recorded expense of $0.9 million during the three months ended December 31, 2023, with no amounts remaining accrued. Inclusive of this reversal, during the three and nine months ended December 31, 2023, the Company recorded stock-based compensation expense of ($0.9) million and ($1.4) million, respectively, relating to these awards (three and nine months ended December 31, 2022: $0.8 million and $2.1 million, respectively).
As of December 31, 2023, the Company deemed the achievement of certain of the targets for the performance-based restricted stock units awarded during Fiscal 2024 to be improbable and recorded a reversal of previously recorded expense of $0.2 million during the three months ended December 31, 2023. Inclusive of this reversal, during the three and nine months ended December 31, 2023, the Company recorded stock-based compensation expense of $0.4 million and $0.8 million, respectively, relating to these awards.
The Company assesses the probability of the achievement of the revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.

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

	December 31, 2023			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$(21,130)	$—	$—	$(3,127)	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$8,438	$—	$—	$7,691	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(15,399)	$—	$—	$(14,082)	$—
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
Fair value of Long-Term Debt
The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2).
As of December 31, 2023, the fair value of the Convertible Senior Notes was $84.8 million (March 31, 2023: $85.8 million).
As of December 31, 2023, the fair value of the Senior Notes was $567.1 million (March 31, 2023: $553.9 million).
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2023, the Company has hedge instruments primarily for:

•British Pound/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•Euro/U.S. Dollar;
•U.S. Dollar/Mexican Peso;
•U.S. Dollar/Korean Won; and
•U.S. Dollar/Canadian Dollar.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following table presents the fair values of derivative instruments within the Condensed Consolidated Balance Sheets. Refer to Note 15 of the Condensed Consolidated Financial Statements for a discussion of the fair value measurements.

	Balance Sheet Classification	December 31, 2023	March 31, 2023
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$8,483	$22,473
Foreign currency contracts	Other long-term assets	682	619
Total derivative assets designated as hedging instruments		$9,165	$23,092

Foreign currency contracts	Other current liabilities	$29,185	$21,622
Foreign currency contracts	Other long-term liabilities	4,764	5,769
Total derivative liabilities designated as hedging instruments		$33,949	$27,391

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$1,295	$3,408
Total derivative assets not designated as hedging instruments		$1,295	$3,408

Foreign currency contracts	Other current liabilities	$1,038	$6,563
Foreign currency contracts	Other long-term liabilities	—	4
Total derivative liabilities not designated as hedging instruments		$1,038	$6,567

The following table presents the amounts in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,486,095	$3,415	$1,581,781	$15,441	$4,369,817	$8,961	$4,504,723	$35,692
Cost of goods sold	$814,914	$(1,550)	$883,376	$1,633	$2,338,905	$(1,779)	$2,462,287	$(1,206)
Interest income (expense), net	$(211)	$(9)	$(1,615)	$(9)	$(2,210)	$(27)	$(11,175)	$(27)
Other income (expense), net	$49,636	$—	$47,312	$—	$36,822	$—	$27,300	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Balance as of September 30, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$15,656	$(43,051)	$1,865	$(29,260)
Interest rate swaps	(440)	—	(9)	(431)
Total designated as cash flow hedges	$15,216	$(43,051)	$1,856	$(29,691)

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$(4,764)	$(17,314)	$7,182	$(29,260)
Interest rate swaps	(458)	—	(27)	(431)
Total designated as cash flow hedges	$(5,222)	$(17,314)	$7,155	$(29,691)

	Balance as of September 30, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$112,003	$(68,165)	$17,074	$26,764
Interest rate swaps	(477)	—	(9)	(468)
Total designated as cash flow hedges	$111,526	$(68,165)	$17,065	$26,296

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$61,209	$34,486	$26,764
Interest rate swaps	(495)	—	(27)	(468)
Total designated as cash flow hedges	$(454)	$61,209	$34,459	$26,296

The following table presents the amounts in the Condensed Consolidated Statement of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$49,636	$4,610	$47,312	$3,857	$36,822	$39	$27,300	$(994)

Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. Dollar denominated available-for-sale debt securities, and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of December 31, 2023, the aggregate notional value of the Company's outstanding cash flow hedges was $1,035.0 million (March 31, 2023: $799.7 million), with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of December 31, 2023, the total notional value of the Company's outstanding undesignated derivative instruments was $497.0 million (March 31, 2023: $396.7 million).
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
The effective rates for income taxes were 4.2% and 13.4% for the three months ended December 31, 2023 and 2022, respectively. The decrease in the Company's effective tax rate was primarily driven by an increase in valuation allowance release benefits, partially offset by an increase in foreign earnings subject to tax in the United States and discrete items in each period.
The effective rates for income taxes were 14.2% and 17.7% for the nine months ended December 31, 2023 and 2022, respectively. The decrease in the Company's effective tax rate was primarily driven by an increase in valuation allowance release benefits, partially offset by the increase in foreign earnings subject to tax in the United States.

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
As noted in the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for Fiscal 2023, a significant portion of the Company’s deferred tax assets relate to United States state taxing jurisdictions. Realization of these deferred tax assets is dependent on future United States pre-tax earnings. As of December 31, 2023, the Company continues to believe that the weight of the negative evidence outweighs the positive evidence regarding the realization of the Company’s United States state deferred tax assets. Accordingly, the Company continues to maintain a valuation allowance on these deferred tax assets. Furthermore, valuation allowances have also been recorded against a portion of foreign deferred tax assets in jurisdictions where the weight of negative evidence outweighs the positive evidence regarding the realization of deferred tax assets.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company's current forecast for the United States indicates that it is reasonably possible that a portion of the state deferred taxes could be realizable during the current fiscal year-end. The actualization of these forecasted results may potentially outweigh the negative evidence, resulting in a reversal of a portion or all previously recorded state valuation allowances in the United States. The release of valuation allowances would result in a benefit to income tax expense in the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release are subject to significant management judgment, as well as prospective pre-tax earnings in the United States. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator
Net income (loss) - Basic	$114,143	$121,617	$232,306	$216,224
Interest on Convertible Senior Notes due 2024, net of tax	225	225	675	674
Net income (loss) - Diluted	$114,368	$121,842	$232,981	$216,898
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	437,314	448,833	441,893	453,840
Dilutive effect of Class A, B, and C securities	2,879	1,915	2,073	1,668
Dilutive effect of Convertible Senior Notes due 2024	8,242	8,242	8,242	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	448,435	458,990	452,208	463,750

Class A and Class C securities excluded as anti-dilutive (1)	12,953	6,484	16,446	7,552

Basic net income (loss) per share of Class A, B and C common stock	$0.26	$0.27	$0.53	$0.48
Diluted net income (loss) per share of Class A, B and C common stock	$0.26	$0.27	$0.52	$0.47
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
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated for separate disclosure:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenues
North America	$915,387	$1,037,637	$2,733,432	$2,958,816
EMEA	284,049	265,250	797,781	733,110
Asia-Pacific	212,018	198,021	646,315	600,415
Latin America	69,832	63,804	179,240	171,409
Corporate Other	4,809	17,069	13,049	40,973
Total net revenues	$1,486,095	$1,581,781	$4,369,817	$4,504,723

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating income (loss)
North America	$161,663	$198,919	$535,171	$598,049
EMEA	51,635	30,947	123,281	85,023
Asia-Pacific	16,014	10,811	86,020	76,890
Latin America	13,569	5,805	32,990	19,216
Corporate Other	(173,361)	(151,823)	(541,253)	(530,626)
Total operating income (loss)	69,520	94,659	236,209	248,552
Interest expense, net	(211)	(1,615)	(2,210)	(11,175)
Other income (expense), net	49,636	47,312	36,822	27,300
Income (loss) before income taxes	$118,945	$140,356	$270,821	$264,677

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
All dollar and percentage comparisons made herein refer to the three and nine months ended December 31, 2023 compared with the three and nine months ended December 31, 2022, unless otherwise noted.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q, including this MD&A, constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions and inflation on our results of operations, our liquidity and use of capital resources, the development and introduction of new products, the implementation of our marketing and branding strategies, the future benefits and opportunities from significant investments and the impact of litigation or other proceedings. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
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
•risks related to data security or privacy breaches; and
•our potential exposure to and the financial impact of litigation and other proceedings, including those legal proceedings discussed in this Quarterly Report on Form 10-Q.
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
During the three months ended December 31, 2023, we continued to face a challenging retail environment, particularly in North America, that included higher promotions and discounting as well as lower demand in our wholesale channel.
Quarterly Results
Financial highlights for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 include:
•Total net revenues decreased 6.0%.
•Within our channels, wholesale revenue decreased 13.2% and direct-to-consumer revenue increased 3.5%.
•Within our product categories, apparel revenue decreased 5.5%, footwear revenue decreased 6.6%, and accessories revenue decreased 0.3%.

•Net revenue decreased 11.8% in North America, increased 7.1% in Europe, Middle East and Africa ("EMEA"), increased 7.1% in Asia-Pacific, and increased 9.4% in Latin America.
•Gross margin increased 100 basis points to 45.2%.
•Selling, general and administrative expenses decreased 0.3%.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenues	$1,486,095	$1,581,781	$4,369,817	$4,504,723
Cost of goods sold	814,914	883,376	2,338,905	2,462,287
Gross profit	671,181	698,405	2,030,912	2,042,436
Selling, general and administrative expenses	601,661	603,746	1,794,703	1,793,884
Income (loss) from operations	69,520	94,659	236,209	248,552
Interest income (expense), net	(211)	(1,615)	(2,210)	(11,175)
Other income (expense), net	49,636	47,312	36,822	27,300
Income (loss) before income taxes	118,945	140,356	270,821	264,677
Income tax expense (benefit)	4,999	18,811	38,464	46,719
Income (loss) from equity method investments	197	72	(51)	(1,734)
Net income (loss)	$114,143	$121,617	$232,306	$216,224

	Three Months Ended December 31,		Nine Months Ended December 31,
(As a percentage of net revenues)	2023	2022	2023	2022
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.8%	55.8%	53.5%	54.7%
Gross profit	45.2%	44.2%	46.5%	45.3%
Selling, general and administrative expenses	40.5%	38.2%	41.1%	39.8%
Income (loss) from operations	4.7%	6.0%	5.4%	5.5%
Interest income (expense), net	—%	(0.1)%	(0.1)%	(0.2)%
Other income (expense), net	3.3%	3.0%	0.8%	0.6%
Income (loss) before income taxes	8.0%	8.9%	6.2%	5.9%
Income tax expense (benefit)	0.3%	1.2%	0.9%	1.0%
Loss from equity method investment	—%	—%	—%	—%
Net income (loss)	7.7%	7.7%	5.3%	4.8%
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

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Net Revenues by Product Category
Apparel (1)	$1,016,707	$1,075,714	$(59,007)	(5.5)%	$2,911,804	$2,982,410	$(70,606)	(2.4)%
Footwear	331,000	354,389	(23,389)	(6.6)%	1,045,872	1,077,525	(31,653)	(2.9)%
Accessories	104,510	104,875	(365)	(0.3)%	316,305	312,823	3,482	1.1%
Net Sales	1,452,217	1,534,978	(82,761)	(5.4)%	4,273,981	4,372,758	(98,777)	(2.3)%
License revenues	29,069	29,734	(665)	(2.2)%	82,787	90,992	(8,205)	(9.0)%
Corporate Other (2)	4,809	17,069	(12,260)	(71.8)%	13,049	40,973	(27,924)	(68.2)%
Total net revenues	$1,486,095	$1,581,781	$(95,686)	(6.0)%	$4,369,817	$4,504,723	$(134,906)	(3.0)%

Net Revenues by Distribution Channel
Wholesale	$711,699	$819,781	$(108,082)	(13.2)%	$2,393,382	$2,559,621	$(166,239)	(6.5)%
Direct-to-consumer(1)	740,518	715,197	25,321	3.5%	1,880,599	1,813,137	67,462	3.7%
Net Sales	1,452,217	1,534,978	(82,761)	(5.4)%	4,273,981	4,372,758	(98,777)	(2.3)%
License revenues	29,069	29,734	(665)	(2.2)%	82,787	90,992	(8,205)	(9.0)%
Corporate Other (2)	4,809	17,069	(12,260)	(71.8)%	13,049	40,973	(27,924)	(68.2)%
Total net revenues	$1,486,095	$1,581,781	$(95,686)	(6.0)%	$4,369,817	$4,504,723	$(134,906)	(3.0)%
(1) As previously disclosed, results for the three and nine months ended December 31, 2022, include approximately $10.1 million of revenue that was recognized during the three months ended December 31, 2022 for gift cards not expected to be redeemed ("breakage"). Refer to Note 11 of the Condensed Consolidated Financial Statements for additional details.
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.
Net Sales
Net sales decreased by $82.8 million, or 5.4%, to $1,452.2 million during the three months ended December 31, 2023 from $1,535.0 million during the three months ended December 31, 2022. Apparel decreased primarily due to lower unit sales, partially offset by favorable channel and regional mix and the impact of foreign exchange rates. Footwear decreased primarily due to lower unit sales and lower average selling prices, partially offset by favorable channel mix. Accessories decreased primarily due to lower average selling prices, offset by higher unit sales and the impact of foreign exchange rates. From a channel perspective, the decrease in net sales was due to a decrease in wholesale, partially offset by an increase in direct-to-consumer.
Net sales decreased by $98.8 million, or 2.3%, to $4,274.0 million during the nine months ended December 31, 2023 from $4,372.8 million during the nine months ended December 31, 2022. Apparel decreased primarily due to lower unit sales, partially offset by higher average selling prices and favorable channel and regional mix. Footwear decreased primarily due to lower unit sales, partially offset by higher average selling prices and favorable channel and regional mix. Accessories increased primarily due to higher unit sales and the impact of foreign exchange rates, partially offset by lower average selling prices. From a channel perspective, the decrease in net sales was due to a decrease in wholesale, partially offset by an increase in direct-to-consumer.
License Revenues
License revenues decreased by $0.7 million or 2.2%, to $29.1 million during the three months ended December 31, 2023, from $29.7 million during the three months ended December 31, 2022. This was primarily due to lower revenues from our Japanese licensee and from our licensing partners in the North America region.
License revenues decreased by $8.2 million or 9.0%, to $82.8 million during the nine months ended December 31, 2023, from $91.0 million during the nine months ended December 31, 2022. This was primarily due to lower revenues from our Japanese licensee and from our licensing partners in the North America region.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $19.6 million and $58.7 million for the three and nine months ended December 31, 2023 (three and nine months ended December 31, 2022: $19.6 million and $57.7 million, respectively).
Gross profit decreased by $27.2 million to $671.2 million during the three months ended December 31, 2023, as compared to $698.4 million during the three months ended December 31, 2022. Gross profit as a percentage of net revenues, or gross margin, increased to 45.2% from 44.2%. This increase in gross margin of 100 basis points was primarily driven by favorable impacts of approximately:
•260 basis points from supply chain benefits, mainly due to lower freight costs.
This was partially offset by unfavorable impacts of approximately:
•140 basis points from unfavorable pricing due to increased promotional activities within our direct-to-consumer channel and deeper discounts in our sales to the off-price channel; and
•20 basis points from changes in foreign currency.
Gross profit decreased by $11.5 million to $2,030.9 million during the nine months ended December 31, 2023, as compared to $2,042.4 million during the nine months ended December 31, 2022. Gross profit as a percentage of net revenues, or gross margin, increased to 46.5% from 45.3%. This increase in gross margin of 120 basis points was primarily driven by favorable impacts of approximately:
•330 basis points from supply chain benefits, mainly due to lower freight costs.
This was partially offset by unfavorable impacts of approximately:
•190 basis points from unfavorable pricing due to increased promotional activities within our direct-to-consumer channel and deeper discounts in our sales to the off-price channel; and
•20 basis points from changes in foreign currency.

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

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Selling, General and Administrative Expenses	$601,661	$603,746	$(2,085)	(0.3)%	$1,794,703	$1,793,884	$819	—%
Selling, general and administrative expenses decreased by $2.1 million, or 0.3%, during the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. Within selling, general and administrative expense:
•Marketing costs decreased $26.3 million or 15.5%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 9.7% from 10.8%.
•Other costs increased $24.3 million or 5.6%, primarily driven by a $22.5 million litigation reserve accrued during the quarter relating to certain ongoing legal proceedings (See Note 10 to our Condensed Consolidated Financial Statements for additional details). Additionally, selling and distribution expenses, non-salaried wages and bad debt expenses were higher, but offset by lower salaried compensation expenses. As a percentage of net revenues, other costs increased to 30.8% from 27.4%.
As a percentage of net revenues, selling, general and administrative expenses increased to 40.5% during the three months ended December 31, 2023 as compared to 38.2% during the three months ended December 31, 2022.
Selling, general and administrative expenses increased by $0.8 million, or 0.0%, during the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. Within selling, general and administrative expense:
•Marketing costs decreased $28.7 million or 6.1%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 10.0% from 10.4%.
•Other costs increased $29.6 million or 2.2%, primarily driven by higher selling and distribution expenses, facility related expenses, salaried compensation expenses and bad debt expenses, partially offset by lower consulting expenses and legal expenses. As a percentage of net revenues, other costs increased to 31.0% from 29.4%.
As a percentage of net revenues, selling, general and administrative expenses increased to 41.1% during the nine months ended December 31, 2023 as compared to 39.8% during the nine months ended December 31, 2022.
Interest (Income) Expense, net
Interest (income) expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents. See Note 9 to our Condensed Consolidated Financial Statements for additional details.

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Interest (income) expense, net	$211	$1,615	$(1,404)	(86.9)%	$2,210	$11,175	$(8,965)	(80.2)%
Interest expense, net decreased by $1.4 million to $0.2 million during the three months ended December 31, 2023. This was primarily due to an increase in interest income of $1.7 million resulting from higher interest rates.
Interest expense, net decreased by $9.0 million to $2.2 million during the nine months ended December 31, 2023. This was primarily due to an increase in interest income of $7.4 million, resulting from higher interest rates, and a decrease in interest expense of $1.6 million.
Other Income (Expense), net
Other income (expense), net generally consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes earn-out income recorded in connection with the sale of the MyFitnessPal platform and rent expense relating to lease assets held solely for sublet purposes, primarily the lease related to our New York City, 5th Avenue location.

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Other income (expense), net	$49,636	$47,312	$2,324	4.9%	$36,822	$27,300	$9,522	34.9%
Other income, net increased by $2.3 million to $49.6 million during the three months ended December 31, 2023. This was primarily due to a higher earn-out recorded in connection with the sale of the MyFitnessPal platform of $5.0 million, partially offset by a net loss from changes in foreign currency exchange rates of $3.3 million.
Other income, net increased by $9.5 million to $36.8 million during the nine months ended December 31, 2023. This was primarily due to a higher earn-out recorded in connection with the sale of the MyFitnessPal platform of $5.0 million and a net gain from changes in foreign currency exchange rates of $2.3 million.
Income Tax Expense (Benefit)

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Income tax expense (benefit)	$4,999	$18,811	$(13,812)	(73.4)%	$38,464	$46,719	$(8,255)	(17.7)%
Income tax expense decreased $13.8 million to $5.0 million during the three months ended December 31, 2023 from income tax expense of $18.8 million during the three months ended December 31, 2022. For the three months ended December 31, 2023, our effective tax rate was 4.2% compared to 13.4% for the same period in the prior fiscal year. The decrease in our effective tax rate was primarily driven by an increase in valuation allowance release benefits, partially offset by an increase in foreign earnings subject to tax in the United States and discrete items in each period.

Income tax expense decreased $8.3 million to $38.5 million during the nine months ended December 31, 2023 from income tax expense of $46.7 million during the nine months ended December 31, 2022. For the nine months ended December 31, 2023, our effective tax rate was 14.2% compared to 17.7% for the same period in the prior fiscal year. The decrease in our effective tax rate was primarily driven by an increase in valuation allowance release benefits, partially offset by the increase in foreign earnings subject to tax in the United States.

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
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Net Revenues

	Three Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)
North America (1)	$915,387	$1,037,637	$(122,250)	(11.8)%
EMEA	284,049	265,250	18,799	7.1%
Asia-Pacific	212,018	198,021	13,997	7.1%
Latin America	69,832	63,804	6,028	9.4%
Corporate Other (2)	4,809	17,069	(12,260)	(71.8)%
Total net revenues	$1,486,095	$1,581,781	$(95,686)	(6.0)%
(1) As previously disclosed, the results for the three and nine months ended December 31, 2022 include approximately $10.1 million of revenue that was recognized during the three months ended December 31, 2022 for gift cards not expected to be redeemed ("breakage"). Refer to Note 11 of the Condensed Consolidated Financial Statements for additional details.
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, was driven by the following:
•Net revenues in our North America region decreased by $122.3 million, or 11.8%, to $915.4 million from $1,037.6 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as a decrease in licensing revenues. Within our direct-to-consumer channel, net revenues were lower due to a decrease in both owned and operated retail store and e-commerce sales.
•Net revenues in our EMEA region increased by $18.8 million, or 7.1%, to $284.0 million from $265.3 million. This was driven by an increase in both our direct-to-consumer channel and wholesale channel. Within our direct-to-consumer channel, net revenues increased in both e-commerce sales and owned and operated retail store sales. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $14.0 million, or 7.1%, to $212.0 million from $198.0 million. This was driven by an increase in both our direct-to-consumer channel and wholesale channel. Within our direct-to-consumer channel, the increase in net revenues was due to an increase in owned and operated retail store sales, partially offset by a decrease in e-commerce sales. During the three months ended December 31, 2022, our direct-to-consumer channel was negatively impacted by the COVID-19 related restrictions, which included temporary closures of our owned and operated stores and distribution centers in China.
•Net revenues in our Latin America region increased by $6.0 million, or 9.4%, to $69.8 million from $63.8 million. This was primarily driven by an increase in both our direct-to-consumer channel and wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $12.3 million to $4.8 million from $17.1 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$161,663	$198,919	$(37,256)	(18.7)%
EMEA	51,635	30,947	20,688	66.8%
Asia-Pacific	16,014	10,811	5,203	48.1%
Latin America	13,569	5,805	7,764	133.7%
Corporate Other (1)	(173,361)	(151,823)	(21,538)	(14.2)%
Total operating income (loss)	$69,520	$94,659	$(25,139)	(26.6)%
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

The decrease in total operating income for three months ended December 31, 2023, compared to the three months ended December 31, 2022, was primarily driven by the following:
•Operating income in our North America region decreased by $37.3 million to $161.7 million from $198.9 million. This was primarily due a decrease in gross profit, partially offset by lower marketing-related expenses. The decline in gross profit was driven by lower net revenues as discussed above, partially offset by lower product input costs and freight costs.
•Operating income in our EMEA region increased by $20.7 million to $51.6 million from $30.9 million. This was primarily due to an increase in gross profit and lower marketing-related expenses, partially offset by higher bad debt expenses and selling and distribution expenses. The increase in gross profit was driven by higher net revenues as discussed above and lower freight costs.
•Operating income in our Asia-Pacific region increased by $5.2 million to $16.0 million from $10.8 million. This was primarily due to an increase in gross profit and lower marketing-related expenses. The increase in gross profit was driven by higher revenues as discussed above, partially offset by higher inventory reserves.
•Operating income in our Latin America region increased by $7.8 million to $13.6 million from $5.8 million. This was primarily due to an increase in gross profit, driven by higher net revenues as discussed above and lower freight costs.
•Operating loss in our Corporate Other non-operating segment increased by $21.5 million to $173.4 million from $151.8 million. This was primarily driven by a $22.5 million litigation reserve accrued during the quarter relating to certain ongoing legal proceedings (See Note 10 to our Condensed Consolidated Financial Statements for additional details) and net losses arising from foreign currency hedges.

Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
Net Revenues

	Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)
North America (1)	$2,733,432	$2,958,816	$(225,384)	(7.6)%
EMEA	797,781	733,110	64,671	8.8%
Asia-Pacific	646,315	600,415	45,900	7.6%
Latin America	179,240	171,409	7,831	4.6%
Corporate Other (2)	13,049	40,973	(27,924)	(68.2)%
Total net revenues	$4,369,817	$4,504,723	$(134,906)	(3.0)%
(1) As previously disclosed, the results for the three and nine months ended December 31, 2022 include approximately $10.1 million of revenue that was recognized during the three months ended December 31, 2022 for gift cards not expected to be redeemed ("breakage"). Refer to Note 11 of the Condensed Consolidated Financial Statements for additional details.
(2) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, was driven by the following:
•Net revenues in our North America region decreased by $225.4 million, or 7.6%, to $2,733.4 million from $2,958.8 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as decrease in licensing revenues. Within our direct-to-consumer channel, net revenues were lower due to a decrease in both owned and operated retail store and e-commerce sales.
•Net revenues in our EMEA region increased by $64.7 million, or 8.8%, to $797.8 million from $733.1 million. This was primarily driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $45.9 million, or 7.6%, to $646.3 million from $600.4 million. This was driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. Our direct-to-consumer channel was negatively impacted by the COVID-19 related restrictions during the nine months ended December 31, 2022, which included temporary closures of our owned and operated stores and distribution centers in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $7.8 million, or 4.6%, to $179.2 million from $171.4 million. This was primarily driven by an increase in our direct-to-consumer channel, partially offset by a decrease in our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $27.9 million to $13.0 million from $41.0 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)	Change (%)
North America	$535,171	$598,049	$(62,878)	(10.5)%
EMEA	123,281	85,023	38,258	45.0%
Asia-Pacific	86,020	76,890	9,130	11.9%
Latin America	32,990	19,216	13,774	71.7%
Corporate Other (1)	(541,253)	(530,626)	(10,627)	(2.0)%
Total operating income (loss)	$236,209	$248,552	$(12,343)	(5.0)%
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
The decrease in total operating income for nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, was primarily driven by the following:
•Operating income in our North America region decreased by $62.9 million to $535.2 million from $598.0 million. This was primarily due to a decrease in gross profit and higher facilities-related expenses, partially offset by lower marketing-related expenses. The decline in gross profit was driven by lower net revenues as discussed above, partially offset by lower freight costs and product input costs.
•Operating income in our EMEA region increased by $38.3 million to $123.3 million from $85.0 million. This was primarily due to an increase in gross profit, partially offset by higher marketing-related expenses, selling and distribution expenses, bad debt expenses and facilities-related expenses. The increase in gross profit was driven by higher net revenues as discussed above and lower freight costs.
•Operating income in our Asia-Pacific region increased by $9.1 million to $86.0 million from $76.9 million. This was primarily due to an increase in gross profit and lower marketing-related expenses, partially offset by higher facilities-related expenses bad debt expenses. The increase in gross profit was driven by higher net revenues as discussed above.

•Operating income in our Latin America region increased by $13.8 million to $33.0 million from $19.2 million. This was primarily due to an increase in gross profit, partially offset by higher selling and distribution costs. The increase in gross profit was driven by higher net revenues as discussed above and lower freight and product input costs.
•Operating loss in our Corporate Other non-operating segment increased by $10.6 million to $541.3 million from $530.6 million. This was primarily due to net losses arising from foreign currency hedges and higher salaried compensation expenses, partially offset by lower consulting expenses, legal expenses and non-salaried wage expenses.

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
As of December 31, 2023, we had approximately $1,040.1 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as described below, in February 2022, our Board of Directors authorized the repurchase of up to $500 million of our Class C Common Stock over the following two years, and, as of December 31, 2023, we have repurchased a total of $500 million of our Class C Common Stock through accelerated share repurchase transactions.
If there are unexpected material impacts to our business in future periods from COVID-19 or other global macroeconomic factors, or if we are subject to an adverse verdict or enter in to a settlement of our material litigation (see Note 10 to our Condensed Consolidated Financial Statements) that results in a significant cash outlay by us and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives, including further reducing our expenditures, changing our investment strategies, reducing compensation costs, including through temporary reductions in pay and layoffs, limiting certain marketing and capital expenditures, and negotiating, extending or delaying payment terms with our customers and vendors. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale-leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
Refer to our "Risk Factors" section included in Item 1A of our Annual Report on Form 10-K for Fiscal 2023.
Share Repurchase Program
On February 23, 2022, our Board of Directors authorized us to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of our Class C Common Stock over the following two years. As of December 31, 2023, we have repurchased a total of $500 million or 45.6 million outstanding shares of our Class C

Common Stock under the share repurchase program, thereby completing all repurchase activity under the repurchase program.
During the three months ended December 31, 2023, we entered into a supplemental confirmation (the "November 2023 ASR Agreement") of an accelerated share repurchase transaction with HSBC Bank USA, National Association ("HSBC") to repurchase $25.0 million of our Class C Common Stock, and received a total of 3.1 million shares of Class C Common Stock from HSBC, which were immediately retired. As a result, $23.5 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2023, pursuant to the previously disclosed accelerated share repurchase transactions, we repurchased 10.7 million shares of Class C Common Stock, respectively, which were immediately retired.
During the three and nine months ended December 31, 2022, pursuant to the previously disclosed accelerated share repurchase transactions, we repurchased 7.8 million and 17.7 million shares of Class C Common Stock, respectively, which were immediately retired.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended December 31,
(In thousands)	2023	2022	Change ($)
Net cash provided by (used in):
Operating activities	$493,118	$74,399	$418,719
Investing activities	(87,796)	(112,620)	24,824
Financing activities	(74,985)	(123,059)	48,074
Effect of exchange rate changes on cash and cash equivalents	136	3,205	(3,069)
Net increase (decrease) in cash and cash equivalents	$330,473	$(158,075)	$488,548
Operating Activities
Cash flows from operating activities increased by $418.7 million, as compared to the nine months ended December 31, 2022, primarily driven by an increase in net income before the impact of non-cash items of $35.2 million and an increase from changes in working capital of $383.6 million.
The changes in working capital were due to the following inflows:
•$473.0 million from changes in inventories;
•$88.4 million from changes in other non-current assets;
•$54.9 million from changes in accounts receivable; and
•$23.6 million from changes in prepaid expenses and other current assets.
These inflows were partially offset by the following working capital outflows:
•$137.2 million from changes in accounts payable;
•$93.5 million from changes in accrued expenses and other liabilities;
•$13.2 million from changes in income taxes payable and receivable, net; and
•$12.4 million from changes in customer refund liabilities.
Investing Activities
Cash flows used in investing activities decreased by $24.8 million, as compared to the nine months ended December 31, 2022. This was primarily due to a higher earn-out collected in connection with the sale of the MyFitnessPal platform and a decrease in capital expenditures.
Total capital expenditures during the nine months ended December 31, 2023 were $132.8 million, or approximately 3% of net revenues, representing a $14.8 million decrease from $147.6 million during the nine months ended December 31, 2022. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland. During the nine months ended December 31, 2023, we incurred capital expenditures of $63.0 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next few years to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities decreased by $48.1 million, as compared to the nine months ended December 31, 2022. During the nine months ended December 31, 2023 and 2022, we paid $75.0 million and $125.0 million, respectively, to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In May 2020, May 2021 and December 2021, we entered into the first, second and third amendments to the credit agreement, respectively (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for revolving credit commitments of $1.1 billion and has a term that ends on December 3, 2026, with permitted extensions under certain circumstances. As of December 31, 2023 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2023, $4.2 million of letters of credit were outstanding (March 31, 2023: $4.4 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of December 31, 2023, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implements SOFR as the replacement of LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Canadian dollars, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros, Japanese Yen or Canadian dollars) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2023, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
We have approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of December 31, 2023, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased.
The Convertible Senior Notes are not secured and are not guaranteed by any of our subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of our Class C Common Stock or a combination of cash and shares of Class C Common Stock, at our election, as described further below. The initial conversion rate is 101.8589 shares of our Class C Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C Common Stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders held rights to (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more specific conditions. As of December 31, 2023, no holder had exercised these rights. On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended December 31, 2023 under the two-year $500 million share repurchase program authorized by our Board of Directors in February 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
10/01/2023 to 10/31/2023	—	$—	—	$25.0
11/01/2023 to 11/30/2023(1)	2,652,519	$7.54	2,652,519	$5.0
12/01/2023 to 12/31/2023(1)	416,585	$8.35	416,585	$—
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 11 to our Condensed Consolidated Financial Statements for details.

ITEM 5. OTHER INFORMATION
(c)
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Amendment One to the Under Armour, Inc. Deferred Compensation Plan.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: February 8, 2024