Form 10-K
period 2024-03-31
Under Armour, Inc.
filed 2024-05-29
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K
______________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐(1)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $1,290,282,890 and $1,228,521,026, respectively.
As of May 15, 2024 there were 188,802,043 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 213,245,598 shares of Class C Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 4, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

(1) Refer to Part III, Item 11 of this Annual Report on Form 10-K for additional information.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, potential restructuring efforts, including the scope of these restructuring efforts and the amount of potential charges and costs, the timing of these measures and the anticipated benefits of our restructuring plans, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions and inflation on our results of operations, our liquidity and use of capital resources, the development and introduction of new products, the implementation of our marketing and branding strategies, the future benefits and opportunities from significant investments and the impact of litigation or other proceedings. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
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
•changes to the financial health of our customers;
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
•the impact of global events beyond our control, including military conflicts;
•the impact of global or regional public health emergencies on our industry and our business, financial condition and results of operations, including impacts on the global supply chain;
•our ability to successfully manage or realize expected results from significant transactions and investments;
•our ability to effectively market and maintain a positive brand image;
•our ability to attract key talent and retain the services of our senior management and other key employees;
•our ability to effectively meet regulatory requirements and stakeholder expectations with sustainability and social matters;

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
•our ability to remediate the material weaknesses discussed elsewhere in this Annual Report on Form 10-K; and
•our potential exposure to and the financial impact of litigation and other proceedings, including those legal proceedings discussed elsewhere in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our views and assumptions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2025" means our fiscal year beginning on April 1, 2024 and ending March 31, 2025; (ii) the term "Fiscal 2024" means our fiscal year beginning on April 1, 2023 and ended March 31, 2024; (iii) the term "Fiscal 2023" means our fiscal year beginning on April 1, 2022 and ended March 31, 2023; (iv) the term "Transition Period" means the period beginning on January 1, 2022 and ended March 31, 2022; and (v) the term "Fiscal 2021" means our fiscal year beginning on January 1, 2021 and ended December 31, 2021. Our Consolidated Financial Statements are presented in U.S. dollars. As used in this report, the terms "we," "our," "us," "Under Armour" and the "Company" refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise.

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
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct-to-consumer sales channel, which includes our owned Brand and Factory House stores and e-commerce websites. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories; growth in our direct-to-consumer sales channel; and expansion of our wholesale distribution. We believe that achievement of our long-term growth objectives depends, in part, on our ability to execute strategic initiatives in key areas including our wholesale, footwear, women’s and direct-to-consumer businesses. Additionally, our digital strategy is focused on supporting these long-term objectives, emphasizing connection and engagement with our consumers.
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

Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are superior to non-performance-oriented athletic products. Our products are primarily designed for athletic and active occasions, though many of our products can be worn or used in casual occasions. In Fiscal 2024, sales of apparel, footwear and accessories represented 66%, 24% and 7% of net revenues, respectively. Licensing arrangements represented 2% of net revenues. Refer to Note 12 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for net revenues by product category.
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
Accessories
Accessories primarily includes the sale of athletic performance gloves, bags, headwear and socks. Some of our accessories include the technologies mentioned above and are designed with advanced fabrications to provide the same level of performance as our other products.
License
We have agreements with licensees to develop certain Under Armour apparel, footwear, accessories and equipment. To maintain consistent brand quality, performance and compliance standards, our product, marketing, sales and quality assurance teams are involved in all steps of the design and go-to-market process. During Fiscal 2024, our licensees offered collegiate apparel and accessories, baby and youth apparel, team uniforms, socks, underwear, lunch boxes, coolers, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality like our other product offerings.
Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness, training activities, as well as casual use through sportswear products, emphasizing our ability to support the needs of our athletes at all moments of their day. We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
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
Loyalty Program
The Company offers customer loyalty programs in the United States and throughout parts of its Asia-Pacific region, including China in which customers earn points based on purchases and other promotional activities that can be redeemed for discounts on future purchases or other rewards.
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
We also sell our products directly to consumers through our global network of Brand and Factory House stores and e-commerce websites. Factory House stores serve an important role in inventory management by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand in our other distribution channels. We also sell products that are specifically designed for sale in our Factory House stores. Consumers experience a premium expression of our brand through our Brand House stores while having broader access to our performance products. In Fiscal 2024, sales through our wholesale, direct-to-consumer and licensing channels represented 57%, 41% and 2% of net revenues, respectively.
Our primary business operates in four geographic segments: (i) North America, comprising the United States and Canada, (ii) Europe, the Middle East and Africa ("EMEA"), (iii) Asia-Pacific, and (iv) Latin America. These geographic segments operate predominantly in one industry: developing, marketing and distributing branded performance apparel, footwear and accessories. Refer to Note 19 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for net revenues by segment.
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
Our North America segment accounted for approximately 61% of our net revenues for Fiscal 2024, while our EMEA, Asia-Pacific and Latin America segments combined represented approximately 38%. Net revenues generated from the sales of our products in the United States were $3.2 billion for Fiscal 2024. No single customer accounted for more than 10% of the Company's net revenues for Fiscal 2024.

North America
We sell our apparel, footwear and accessories in North America through wholesale and direct-to-consumer channels. We also earn license revenues in North America based on our licensees' sales of collegiate apparel and accessories, as well as other licensed products.
Our direct-to-consumer sales are generated through our Brand and Factory House stores and e-commerce website. As of March 31, 2024, in North America, we had 183 Factory House stores primarily located in outlet centers and 17 Brand House stores throughout the United States and Canada. Consumers can also purchase our products directly from our e-commerce website.
We distribute the majority of our products to our North American wholesale customers and our own retail stores and e-commerce channels from distribution facilities we lease and operate in California, Maryland and Tennessee. In addition, we distribute our products in Canada through a third-party logistics provider. In some instances, we arrange to have products shipped directly to customer-designated facilities from the factories that manufacture our products.
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
Asia-Pacific
We sell our apparel, footwear and accessories products in China, South Korea, Australia, Singapore, Malaysia and Thailand through stores operated by our distribution and wholesale partners, along with e-commerce websites and Brand and Factory House stores that we own and operate. We also sell our products to distributors in New Zealand, Taiwan, India and other countries in Southeast Asia where we do not have direct sales operations. We distribute our products in Asia-Pacific through third-party logistics providers based in Hong Kong, China, South Korea, Australia and Singapore.
We have a license agreement with a partner in Japan, which produces, markets and sells our branded apparel, footwear and accessories. Our branded products are sold in this market to large sporting goods retailers, independent specialty stores, professional sports teams and licensee-owned retail stores. We hold a non-controlling interest in our partner.
Latin America
We sell our apparel, footwear and accessories in Mexico through wholesale and direct-to-consumer channels. We distribute our products in Mexico through a third-party logistics provider. In countries where we no longer have direct sales operations, such as Chile, Ecuador, Argentina, Colombia and Brazil, we distribute our products through independent distributors, sourced primarily through our international distribution hub in Panama.
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
Our product teams also work closely with our sports marketing and sales teams and with professional, collegiate and young athletes to identify product developments, trends and determine market needs.
Sourcing, Manufacturing and Quality Assurance
Many specialty fabrics and other raw materials used in our apparel products are technically advanced products produced by third parties. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In Fiscal 2024, our top five suppliers provided approximately 38% of the fabric used in our apparel and accessories. These fabric suppliers have primary locations in Taiwan, China, Malaysia and Vietnam. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum-based products that may be subject to price fluctuations and shortages. We also use cotton as a blended fabric in some of our apparel products. Cotton is a commodity that is subject to price fluctuations and supply shortages. Additionally, our footwear uses raw materials sourced from a diverse base of third-party suppliers. This includes chemicals, petroleum-based components and natural materials like cotton and rubber that are also subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In Fiscal 2024, our apparel and accessories products were manufactured by 36 primary contract manufacturers, operating in 20 countries, with approximately 63% of our apparel and accessories products manufactured in Jordan, Vietnam, Cambodia and Indonesia. Of our 36 primary contract manufacturers, ten produced approximately 68% of our apparel and accessories products. In Fiscal 2024, substantially all of our footwear products were manufactured by nine primary contract manufacturers, operating primarily in Vietnam, Indonesia and China.
All of our manufacturers across all product divisions are evaluated for quality systems, social compliance and financial strength by our internal teams before being selected and on an ongoing basis. Where appropriate, we strive to qualify multiple manufacturers for particular product types and fabrications. We also seek vendors that can perform multiple manufacturing stages, such as procuring raw materials and providing finished products, which helps us control our cost of goods sold. We enter into various agreements with our contract manufacturers, including non-disclosure and confidentiality agreements. We require that manufacturers adhere to our supplier code of conduct regarding manufacturing quality, working conditions and other social, labor and sustainability-related matters. However, we do not have any long-term agreements requiring us to utilize any particular manufacturer, and no manufacturer is required to produce our products for the long term. We have subsidiaries strategically located near our key partners to support our manufacturing, quality assurance and sourcing efforts.
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
Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Our most direct competitors include, among others, NIKE, adidas, PUMA and lululemon athletica, which are large apparel and footwear brands with strong worldwide brand recognition and in some cases, significantly greater resources than us. Within our international markets, in addition to global brands, we also compete with regional and country-specific brands that may have stronger local brand recognition. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. We also compete with other manufacturers, including those specializing in performance apparel, footwear, accessories and private label offerings of certain retailers, including some of our wholesale customers.
In addition, we must compete with others for purchasing decisions and limited floor space at retailers. We believe we have been largely successful in this area because of the relationships we have developed and the sales performance of our products. However, if retailers experience higher demand for or earn higher margins from our competitors' products or their own private label offerings, they may favor the display and sale of those products.
We believe we compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution policies. We also believe our focus on athletic performance product style and merchandising helps differentiate us from our competition. We compete for consumer preferences and expect to continue to do so in the future. We may face greater competition on pricing in the future, which may favor larger competitors with lower production costs per unit that can spread the effect of price discounts across a more extensive array of products and a larger base of customers and consumers. The purchasing decisions of consumers for our products often reflect highly subjective preferences that can be influenced by many factors, including advertising, media, product sponsorships, product improvements, preferences for inclusive products and brands and changing styles and trends.
Sustainability
At Under Armour, our mission is to make athletes better. Our sustainability strategy sets forth our long-term aspiration of finding new ways to drive performance through sustainable innovations that not only deliver a better product for athletes, but also a better world. Our sustainability strategy is centered around three interconnected pillars—products, home field and team. Within these pillars, our strategy focuses on enabling materials innovation to bring about a more circular system, leaving our planet and shared spaces bettered by our presence. Additionally, our strategy focuses on championing diversity, equity and inclusion and human rights within our company, with our suppliers and their workers and in communities across our entire supply chain.
We have always been focused on product innovation, and continue to challenge ourselves to improve our existing materials and to create new materials that meet our athletes' expectations. We are implementing circular design principles within our products' design and are working to reduce the environmental impact of our product development and manufacturing processes. We are exploring more ways to use digital technology to elevate the experience of our customers and consumers while also reducing the impact of our operations on the environment. Increasingly, we are working with our supply chain to embed sustainable practices and be mindful about the sustainability profiles of key raw materials.
During Fiscal 2024, we published our Fiscal 2023 Sustainability & Impact Report, which can be found on our website. Aligned with the Global Reporting Initiative Standards and the Sustainability Accounting Standards Board industry standards, our Fiscal 2023 Sustainability & Impact Report outlines our 23 goals and targets across the three pillars of our sustainability strategy (Products, Home Field, and Team) and describes our progress toward a more sustainable future.

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
As of March 31, 2024, we had approximately 15,000 teammates worldwide, including approximately 10,500 in our Brand and Factory House stores and approximately 1,200 at our distribution facilities. Approximately 6,800 of our teammates were full-time. Of our approximately 8,200 part-time teammates, approximately 7% were seasonal teammates. Our total number of teammates fluctuates throughout the year, with a significant increase in seasonal teammates during the third quarter of each fiscal year.
Diversity, Equity and Inclusion
Our commitment to diversity, equity and inclusion starts at the top with a highly skilled and diverse Board of Directors. Our Board of Directors has ongoing oversight of our human capital management strategies and programs and regularly reviews our progress towards achieving our diversity, equity and inclusion goals.
We publish our representation statistics annually on our corporate website. As of March 31, 2024:
•the race and ethnicity of our teammate population in the United States, including teammates in our Brand and Factory House stores and our distribution facilities, was 46% White, 25% Hispanic or Latino, 17% Black or African American, 7% Asian and 5% other;
•the race and ethnicity of our "director" level and above positions in the United States was 77% White, 8% Black or African American, 7% Asian, 4% Hispanic or Latino and 4% other; and
•53% of our global teammates were women, and women represented 45% of our "director" level and above positions globally.
In addition to building a more diverse team, we believe fostering an inclusive and ethical culture is key to our values and who we are as an organization. We believe open lines of communication are critical to fostering this environment. This starts with "tone at the top" and we emphasize the importance of our Code of Conduct. We encourage our teammates to "speak-up" when they have concerns and provide multiple reporting mechanisms for them to do so. We require unconscious bias training for all of our corporate teammates and our retail and distribution facility leadership, including training focused on promoting diversity during our new-hire interview process. For our senior leadership, we require mandatory training on cultural competency and building inclusive environments. In addition to our broader professional development programs described more fully below, we also invest in programs specifically for our historically underrepresented and women teammates to improve retention and advancement. We currently have nine teammate-led Teammate Resource Groups, which amplify business initiatives, provide networking opportunities, support community outreach and promote cultural awareness. In addition, we have an internal diversity, equity and inclusion council, known as the Global T.E.A.M. (Teammate Equity and Accountability Movement) Council, which consists of "director" level and above corporate teammates and focuses on fostering a diverse and inclusive work environment across our organization.
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
Our total rewards programs, which are outlined on the careers page of our corporate website, are aimed at the varying health, financial and home-life needs of our teammates. In the United States, where approximately 65% of our workforce is located, in addition to market-competitive pay and broad-based bonuses, our full-time teammates are eligible for healthcare benefits; health savings accounts; flexible spending accounts; retirement savings plan; paid time off; parental leave; caregiver leave; adoption assistance; child and adult care resources; flexible work schedules; short and long term disability; life and accident insurance; fitness benefits at on-site gyms or eligible fitness programs; commuter benefits; Under Armour merchandise discounts; and a Work-Life Assistance Program. We have implemented a hybrid working model where many of our global corporate teammates are designated as in-office for three days each week and remote for the remainder, allowing us to provide our teammates flexibility while still achieving our objectives. We believe in promoting alignment between our teammates and stockholders. As such, these teammates are also eligible to participate in our Employee Stock Purchase Plan, and corporate teammates within our "director" level and above positions receive restricted stock unit awards as a key component of their total compensation package. Outside of the United States, we provide similarly competitive benefit packages to those of our U.S. teammates but tailored to market-specific practices and needs.
We believe that giving back to the communities where we live and work is central to our culture. In addition to competitive time off benefits, our full-time teammates also receive 40 hours of additional paid time off each year for personal volunteer activities performed during working hours.
Talent Development and Engagement
Our purpose of empowering those who strive for more is embodied in our commitment to helping our teammates develop their skills, grow their careers and achieve their goals. We believe our investment in these areas enhances our teammate engagement, improves the efficiency and productivity of our work and ultimately drives better results for our business. We prioritize and invest in a wide range of training and development opportunities for teammates at all levels, including through both online and instructor-led internal and external programs. All of our teammates have access to an online learning platform and knowledge database, Armour U, which offers an extensive, regularly updated library of workshops, seminars and certification prep courses. We provide our corporate teammates one meeting-free day per year designated to focusing on professional development. We also offer resources to support individual development planning, including emphasizing development opportunities as part of teammates' annual goal setting process.
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
Information About Our Executive Officers

Name	Age	Position
Kevin Plank	51	President and Chief Executive Officer
David Bergman	51	Chief Financial Officer
Shawn Curran	60	Chief Supply Chain Officer
Jim Dausch	48	Chief Strategy and Consumer Experience Officer
Yassine Saidi	46	Chief Product Officer
Mehri Shadman	42	Chief Legal Officer and Corporate Secretary
Kara Trent	44	President of the Americas
Kevin Plank has been President and Chief Executive Officer since April 2024. He served as Executive Chair and Brand Chief from January 2020 through March 2024. Prior to that, he served as Chief Executive Officer and Chair of the Board of Directors from 1996, when he founded our Company, to 2019, and President from 1996 to July 2008 and August 2010 to July 2017. Mr. Plank also serves on the Board of Directors of the National Football

Foundation and College Hall of Fame, Inc., and is a member of the Board of Trustees of the University of Maryland College Park Foundation.
David Bergman has been Chief Financial Officer since November 2017. Mr. Bergman joined our Company in 2004 and has served in various Finance and Accounting leadership roles for the Company, including Corporate Controller from 2006 to October 2014, Vice President of Finance and Corporate Controller from November 2014 to January 2016, Senior Vice President, Corporate Finance from February 2016 to January 2017, and acting Chief Financial Officer from February 2017 to November 2017. Prior to joining the Company, Mr. Bergman worked as a CPA within the audit and assurance practices at Ernst & Young LLP and Arthur Andersen LLP.
Shawn Curran has served as Chief Supply Chain Officer since October 2023. Before joining Under Armour, he held several leadership roles across the Gap, Inc. portfolio of companies. He most recently served as EVP, Chief Operating Officer of Old Navy from July 2021 to June 2022. Prior to that he served as EVP, Chief Operating Officer of Gap, Inc. from March 2020 to June 2021; EVP, Global Supply Chain and Product/Store Operations from March 2019 to February 2020; and EVP, Global Supply Chain and Product Operations from October 2017 to February 2019.
Jim Dausch has served as Executive Vice President, Chief Strategy and Consumer Experience Officer since May 2024. Mr. Dausch joined Under Armour in July 2023 and served as Executive Vice President, Chief Consumer Officer from July 2023 to May 2024. Before joining Under Armour, Mr. Dausch served as the Chief Product and Digital Officer for Marriott International since 2020, where he led Marriott’s direct digital channels and spearheaded the company’s largest business transformation initiative. Prior to that role, he served as Senior Vice President, Global Technology where he played a leading role in the successful merger of Marriott and Starwood from 2016 to 2019. Prior to that, Mr. Dausch spent 18 years at Marriott in a variety of leadership positions in Finance, Sales & Marketing, Brand Management, Franchise Development and Operations. Earlier in his career, he held positions as a senior consultant at Ernst & Young.
Yassine Saidi has served as Chief Product Officer since January 2024. Before joining Under Armour, Mr. Saidi was the Founder and Business Strategist at AGENC-Y, a Sport, Lifestyle and Fashion product company, from September 2018 to January 2024. From June 2011 to June 2020, he held various leadership roles in SportStyle Footwear, Partnerships, Collaborations and Global Sales at PUMA. Prior to that, Mr. Saidi held various roles in performance Tennis Product and Marketing at adidas from May 2003 to June 2011.
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
Kara Trent has served as President of the Americas since February 2024. Ms. Trent joined Under Armour in May 2015, serving in a variety of leadership roles. Most recently, she served as SVP, Managing Director, EMEA from November 2021 to January 2024. Prior to that, she served as Sr. Director of EMEA Merchandising and Planning from July 2019 to October 2021; Senior Director of North America Merchandising and Visual Merchandising from April 2018 to July 2019; and Director of Athletic Specialty Merchandising from May 2015 to March 2018. Before joining Under Armour, Ms. Trent served in various leadership roles in Footwear and Apparel Merchandising and Planning at PUMA North America from May 2007 to March 2015. She began her career at Reebok International from 2002 to 2007.
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
Economic and Industry Risks
Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition.
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit, inflationary pressures and consumer confidence in future economic conditions. Global and U.S. economic conditions and trends in consumer discretionary spending continue to be uncertain, particularly in light of the potential impacts of inflation volatility in the U.S. and global markets and recession fears. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.
We operate in highly competitive markets and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of our market share and a decrease in our net revenues and gross profit.
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors, as well as increased competition from established companies expanding their production and marketing of performance products. Many of our competitors are large apparel and footwear companies with strong worldwide brand recognition. Within our international markets, we also compete with local brands that may have strong brand recognition amongst consumers within particular regions. Due to the fragmented nature of the industry, we also compete with other manufacturers, including those specializing in products similar to ours and private label offerings of certain retailers, including some of our wholesale customers. Failure to acknowledge or react appropriately to the entry or growth of a viable competitor or disruptive force could affect our ability to differentiate and grow our brand.
Many of our competitors have significant competitive advantages, including greater financial, distribution, marketing, digital and other resources; longer operating histories; better brand recognition among consumers; more experience in global markets; greater ability to invest in technology and adapt to changes, including the use of data analytics, artificial intelligence, machine learning and the digital consumer experience; greater ability to source sustainable and traceable raw materials at cost-effective prices and invest in innovations around sustainability; and greater economies of scale. In addition, some of our competitors have long-term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that our competitors sell to them. As a result, these competitors may be better equipped than we are to influence consumer preferences or otherwise increase their market share by quickly adapting to changes in customer requirements or consumer preferences, discounting excess inventory that has been written down or written off, devoting resources to the marketing and sale of their products, including significant advertising, media placement, partnerships and product endorsement, adopting aggressive pricing policies and engaging in lengthy and costly intellectual property and other disputes.
In addition, while one of our growth strategies has been to increase floor space for our products in retail stores and in certain markets expand our distribution to other retailers, retailers have limited resources, floor space, and, in some cases, their own private label products, and we must compete with others to develop relationships with them. Increased competition could result in reductions in floor space in retail locations or reductions in sales or reductions in the prices of our products, and if retailers have better sell through or earn greater margins from our competitors' products or from their own private label products, they may favor the display and sale of those products. Our inability to compete successfully against our competitors and maintain our gross margin could have a negative effect on our brand image and a material adverse effect on our business, financial condition and results of operations.

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
The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations, including due to inflation, trade relations, sanctions, or other geopolitical or economic conditions, or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays have caused and may continue to cause us to rely more heavily on airfreight to achieve timely delivery to our customers. These factors have significantly increased our freight costs in the past, and may do so again in the future. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.
Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.
We operate retail, distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to numerous risks and global events beyond our control which could negatively impact consumer spending or the operations of us or our customers or business partners, and therefore our results of operations, including: political or labor unrest; military conflict (such as the ongoing conflict between Russia and Ukraine, the ongoing war between Israel and Hamas and the conflict in the Red Sea region); terrorism; public health crises, disease epidemics or pandemics; natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws, regulations and rules, including those relating to sustainability and climate change, data privacy, labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns; changes in diplomatic and trade relationships, trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, tariffs, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds; inflation; and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.
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

Global or regional public health emergencies, such as the COVID-19 pandemic, have caused and may in the future cause significant disruption in our industry, which has had and may in the future have a material or adverse impact our business, financial condition and results of operations.
The COVID-19 pandemic negatively affected the U.S. and global economies, disrupted global supply chains, financial markets and consumer spending, and led to significant travel and business restrictions, including mandatory closures, orders to "shelter-in-place" and restrictions on how businesses operate. The COVID-19 pandemic and related government, private sector and individual consumer responsive actions had an adverse impact on our business and results of operations, as well as the businesses and results of operations of our business partners, including our customers, suppliers and vendors. For example, the COVID-19 pandemic reduced consumer traffic; negatively impacted the operation of our and our wholesale customers’ retail stores; caused global logistical challenges, including increased freight costs, shipping container shortages, transportation delays, labor shortages and port congestion; negatively impacted our cash generated from operations during certain periods; and led to significant volatility in the capital markets, which adversely impacted our stock price.
Future public health emergencies, including outbreaks of epidemics, pandemics or contagious diseases, in jurisdictions where we or our business partners operate pose a risk to our business and results of operations, including our ability to execute our near-term and long-term business strategies in the expected time frame. The extent of the impact of any future public health emergency on our business will depend on several uncertain and unpredictable factors, including the duration, spread and severity of such public health emergency.
Business and Operational Risks
We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
In Fiscal 2024, sales through our wholesale channel represented approximately 57% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer's financial condition, generally without requiring collateral or getting customer insurance against non-collection. We face increased risk of order reduction or cancellation and around collectibility when dealing with financially ailing customers or customers struggling with economic uncertainty. In addition, during weak economic conditions, such as periods of high inflation, recessionary fears or reduced consumer traffic and purchasing, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. Furthermore, a slowing economy in our key markets or a decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our company.
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
Consumer preferences regarding the shopping experience and how to engage with brands continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct-to-consumer business consisting of our Brand and Factory House stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our growth strategy, we are investing significantly in enhancing our online platform capabilities and establishing and growing consumer loyalty programs in certain regions. We are also investing in capabilities and tools to drive higher digital engagement with our consumers and create new digital experiences. If we do not successfully execute this strategy or continue to provide an engaging, reliable and user-friendly digital commerce platform or digital experiences that attract consumers, our brand image, and results of operations, as well as our opportunities for future growth, could be negatively impacted.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long-term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase or maintain our sales to these customers as much as we anticipate has had and may continue to have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income or loss. In addition, our customers continue to experience ongoing industry consolidation, particularly in the sports specialty sector. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline materially. In addition, we may from time to time exit or scale down relationships with certain wholesale customers to further drive our premium brand position or for other reasons. This may negatively impact our net revenues if we are unable to replace those sales with additional sales to our other customers or direct sales to consumers.
The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
Our business could be adversely impacted if negative publicity regarding our brand, our company or our business partners diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations, as well as the social and other standards and policies we impose on them, including our supplier code of conduct, we do not control the conduct of these third parties. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees. The risk that our business partners may not act in accordance with our expectations may be exacerbated in markets where our direct sales, supply chain or logistics operations are not as widespread. In addition, we have sponsorship contracts with a variety of athletes, teams and leagues, and many athletes and teams use our products. From time to time, we also enter into collaborative arrangements with athletes, designers or other partners. We are also actively involved in a variety of litigation and other legal matters and may be subject to additional litigation, investigations, investigations, arbitration proceedings, audits, regulatory inquiries or other similar actions. Negative publicity regarding these partners or legal or regulatory matters could negatively impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. Furthermore, social media can potentially accelerate and increase the scope of negative publicity. This could diminish the value of our proprietary rights or harm our reputation or have a negative effect on our sales and results of operations.
We must successfully manage the increasingly complex operations of our global business, including continued expansion in certain markets where we have limited brand recognition, or our business and results of operations may be negatively impacted.
Part of our growth strategy depends on our continued expansion outside of North America, and we have limited brand recognition and operating experience in certain regions. We must continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. Addressing regulatory requirements and market practices in certain regions outside of North America is challenging, and we may face difficulties expanding into and successfully operating in those markets, including differences in regulatory environments, labor and market practices, and difficulties in keeping abreast of market, business and technical developments and consumers' tastes and preferences. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development, distribution and corporate services functions, our management information systems and other processes and technology. We may not manage these efforts cost-effectively or these efforts could increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image or operational challenges leading to a decrease in net revenues and results from operations.
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
Factors that could affect our ability to accurately forecast demand for our products include: changing consumer demand for our products; product introductions by competitors; unanticipated changes in general market or economic conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on consumer demand due to unseasonable weather conditions, which may become more frequent or severe as a result of climate change; and terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics.
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
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in Fiscal 2024, ten manufacturers produced approximately 68% of our apparel and accessories products, and nine produced substantially all of our footwear products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials and production capacity.
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
Climate change and an increased regulatory and stakeholder focus on sustainability and social matters may have an adverse effect on our brand, sales of our products and our results of operations.
There are concerns that increased levels of greenhouse gases in the atmosphere have caused, and may continue to cause, increases in global temperatures, changes in weather patterns and an increase in the frequency and severity of natural disasters and extreme weather events. Climate change has the potential to impact our business in numerous ways. These concerns may impact consumer preferences and, if we fail to adapt accordingly, consumer demand for our product. The physical impacts of climate change, such as an increase in the frequency and severity of storms and flooding, may increase volatility in the supply chain, which could affect the availability, quality and cost of raw materials, and disruption to the production and distribution of our products. In addition, governmental authorities in various countries have enacted or proposed, and are likely to continue to propose, legislation and regulation regarding public reporting, business practices and marketing of goods related to sustainability and social matters, including reducing or mitigating the impacts of climate change. Various countries and regions are following different approaches to the regulation of these matters, which could increase the complexity of, and potential cost related to complying with, such regulations and lead to risks associated with non-compliance. Any of the foregoing may require us to make additional investments. Failure to monitor, adapt, build resilience and develop solutions against the physical and transitional impacts from climate change may negatively impact our brand and reputation, sales of our products and our results of operations.
Certain customers, consumers, investors and other stakeholders are increasingly focusing on the sustainability and human rights practices of companies, including those related to climate change and diversity, equity and inclusion. If our practices do not meet the expectations of various stakeholders, which can vary greatly and continue to evolve, our brand and reputation could be negatively impacted. We have published, and may continue to publish, a sustainability report and other information describing our practices, targets and commitments on a variety of sustainability and human rights matters, including relating to our actions to address climate change, environmental targets and compliance, social and labor policies and practices, human capital management matters and the materials and manufacturing of our products. It is possible that stakeholders may not be satisfied with such disclosures, practices, targets or commitments or the speed or success of their adoption. We may incur additional costs, face market and technological barriers, require additional resources or change investment decisions, which may require us to adjust or restate some or all of our targets and commitments. Any failure, or perceived failure, to meet our targets, commitments or stakeholder expectations or to comply with reporting regulations could harm our reputation, negatively impact our employee retention, the willingness of our suppliers to do business with us or investor interest in our securities, or have a negative effect on our sales and results of operations.
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
We rely on a limited number of distribution facilities for our product distribution. Our distribution facilities utilize computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses or malware, the proper operation of software and hardware, power interruptions or other system failures. In addition, because many of our products are distributed from a limited number of locations, our operations could also be interrupted by severe weather conditions, floods, fires or other natural disasters in these locations, as well as labor or other operational difficulties or interruptions, including public health crises or disease epidemics. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities or from all types of events causing such disruptions. Significant disruptions could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties. This includes the shipping of product to and from our distribution facilities, as well as partnering with third-party distribution facilities in certain regions where we do not maintain our own facilities. From time to time, certain of our partners have experienced and may continue to experience disruptions to their operations, including cyber-related disruptions and disruptions related to public health crises. If we or our partners encounter such problems, our results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.
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
Our future success is substantially dependent on the continued service of our senior management, particularly Kevin Plank, our founder, President and Chief Executive Officer, other top executives and key employees who have substantial experience and expertise in our business, including product creation, innovation, sales, marketing, supply chain, informational technology, operational and other support personnel. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals and could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. Changes in our senior management may also disrupt our business. In recent years, we have experienced significant change in our executive management team. The failure to successfully transition and assimilate new members of our senior management or other key employees could adversely affect our results of operations.
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
We have recently announced a restructuring plan designed to more closely align our financial resources against the critical priorities of our business and rebalance our cost base to further improve future profitability and cash flow generation. We have also implemented several changes to our operating model and continue to refine our operating model in response to business and market conditions. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans and operating model changes, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan or operating model change presents significant potential risks including, among others, higher than anticipated implementation costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans and operating model changes, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.
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
Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. As of March 31, 2024, our cash and cash equivalents totaled $859 million. However, if in future periods our cash on hand, cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth, and we may be unable to obtain debt or equity financing on favorable terms or at all. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded in the past, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
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
During Fiscal 2024, we generated approximately 44% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. These amounts can be material. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their functional currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. From time to time, our results of operations have been, and may in the future be, adversely impacted by foreign currency exchange rate fluctuations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designate the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. From time to time, global macroeconomic factors, such as the COVID-19 pandemic, have caused and may in the future to cause uncertainty in forecasted cash flows, which has resulted and may in the future result in the de-designation of certain hedged transactions.
Legal, Regulatory and Compliance Risks
Our business is subject to a wide array of laws and regulations, and our failure to comply with these requirements could lead to investigations or actions by government regulators, increased expense or reputational damage.
Our business is subject to a wide array of laws and regulations, including those addressing consumer protection, safety, labeling, distribution, importation, sustainability and environmental matters, labor and human rights matters, the marketing and sale of our products, data privacy and other matters. These requirements are enforced by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission, Customs and Border Protection and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we or any of our suppliers fail to comply with these regulations, we could become subject to significant penalties or claims or be required to stop importing, selling or otherwise recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new legislation, regulations, industry standards and reporting obligations, including related to data privacy, sustainability and climate change, or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.
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
We must also comply with increasingly complex and evolving regulatory standards throughout the world enacted to protect personal information and other data, including the General Data Protection Regulation, the ePrivacy Directive, the California Consumer Privacy Act of 2018, the California Privacy Rights Act, state privacy laws in Colorado, Connecticut, Florida, Montana, Oregon, Texas, Utah and Virginia and the Personal Information Protection Law in China. These laws and related regulations impact our ability to engage with our consumers, and some of these privacy laws prohibit the transfer of personal information to certain other jurisdictions. Compliance with existing laws and regulations can be costly and could negatively impact our profitability. Moreover, data privacy laws and regulations continue to evolve and it may be costly for us to adjust our operations to comply with new requirements. Regulatory bodies throughout the world have increased enforcement efforts against companies who fail to comply with privacy requirements. Failure to comply with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to legal proceedings against us by governmental entities or others, imposition of fines by governmental authorities, negative publicity and damage to our brand image, all of which could have a negative impact on our profitability.

Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.
We collect proprietary business information and personally identifiable information in connection with digital marketing, digital commerce, our in-store payment processing systems and our digital business (including our MapMyFitness platform). We collect and store a variety of information regarding our consumers, and on some of our platforms allow users to share their personal information with each other and with third parties. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Like other companies in our industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, cyber fraud incidents and other attempts to gain unauthorized access to our systems. These attempted attacks have become more frequent and our implementation of a hybrid work model for many of our global corporate employees may increase our exposure to such attacks. There can be no assurance that these attacks will not have a material impact in the future. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor or employee information, or the loss of money, valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
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
The OECD has issued rules intended to provide governments new taxing rights over the digital economy and specific digital services (“Pillar One”), as well as the implementation of a global minimum tax (“Pillar Two”). Many countries in which we have operations are required to, or voluntarily plan to, implement Pillar Two taxes. Many jurisdictions have adopted or announced an intention to adopt Pillar Two for tax years beginning on or after January 1, 2024. The enactment of Pillar One and Pillar Two taxes in jurisdictions where we have operations could have a material adverse impact on our global transfer pricing arrangements, tax provision, cash tax liability, effective tax rate, cash flows and profitability.
Failure to protect our intellectual property rights, or our conflict with the rights of others, could damage our brand, weaken our competitive position and negatively impact our results of operations.
Our success depends in large part on our brand image. We currently rely on a combination of copyright, trademark, trade dress, patent, anti-counterfeiting and unfair competition laws, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. Despite our strategic enforcement efforts, we may not be able to adequately prevent infringement of our trademarks and proprietary rights by others, including imitation of our products and misappropriation of our brand, and intellectual property protection may be unavailable or limited in some jurisdictions. In addition, intellectual property rights in the technology, fabrics and processes used to manufacture the majority of our products are generally owned or controlled by our suppliers and are generally not unique to us, and our current and future competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of our products.
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
We are actively involved in a variety of litigation and other legal matters and may be subject to additional litigations, investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to commercial disputes, intellectual property, employment, securities laws, disclosures, environmental, tax, accounting, insurance coverage, class action and product liability, as well as trade, regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. For example, we are subject to an ongoing securities class action proceeding regarding our prior disclosures (including regarding the use of "pull forward" sales) and derivative complaints regarding related matters, as well as past related party transactions, among other legal proceedings. Refer to Note 10 to our Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding these specific matters.
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
We have identified material weaknesses in our internal control over financial reporting as of March 31, 2024. Failure to remediate these material weaknesses, or any other material weaknesses that we may identify in the future, could result in material misstatements in our consolidated financial statements, a failure to meet our periodic reporting obligations and a decline in our stock price.
Pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting.
We also performed our assessment of the effectiveness of internal control over financial reporting and identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted from a failure to design and maintain effective controls over certain aspects of the period-end financial reporting process, including the review and execution of certain balance sheet account reconciliations, and we did not design and maintain effective controls over the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements. For further discussion of the material weaknesses, see Part II, Item 9A, “Controls and Procedures.” As a consequence of these material weaknesses, we have also determined that our disclosure controls and procedures were ineffective. We are actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. However, we may not be successful in promptly doing so. In the future, we may identify additional material weaknesses, which could again cause us to conclude that our internal control over financial reporting and disclosure controls and procedures are ineffective.
Any failure to achieve and maintain an effective internal control over financial reporting could result in material misstatements in our interim or annual consolidated financial statements, failure to meet our reporting obligations, significant expenses to remediate any deficiencies, a decline in investor confidence in our reported financial information and a decline in our stock price.
Risks Related to our Common Stock
Kevin Plank, our founder and President and Chief Executive Officer, controls the majority of the voting power of our common stock.
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights (except in limited circumstances). Our founder and President and Chief Executive Officer, Kevin Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. Under certain circumstances, the Class B common stock automatically converts to Class A common stock, which would also result in the conversion of our Class C common stock into Class A common stock. As specified in our charter, these circumstances include when Mr. Plank beneficially owns less than 15.0% of the total number of shares of Class A and Class B common stock outstanding, if Mr. Plank were to resign as an Approved Executive Officer of the Company (or was otherwise terminated for cause) or if Mr. Plank sells more than a specified number of any class of our common stock within a one-year period. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our stockholders do not otherwise support. In addition, we utilize shares of our Class C common stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank's voting control.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of protecting consumer and employee data and maintaining the safety and security of our information systems. We identify, assess and manage material risks on an enterprise basis through our global enterprise risk management (“ERM”) program. We maintain a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats, which is aligned to and informed by our ERM program. Our cybersecurity program takes into consideration, among other things, compliance requirements, risks to our revenue channels, risks posed by third-party engagements, consumer and employee data security and global enterprise security. We engage independent third parties to conduct regular penetration testing and targeted security audits of our information systems. In addition, we engage a third-party vendor to conduct 24/7 monitoring of cybersecurity alerts. In the event we identify or are notified of a potential cybersecurity, privacy or other data security incident, we have a data incident response plan that defines procedures for responding to such incidents, including when and how to engage with our executive leadership team, our Board of Directors, other stakeholders and law enforcement, as applicable. We also maintain cyber liability insurance to help defray any financial losses arising out of a cyber security incident; our insurance, however, may not cover all types of cybersecurity incidents or all losses that we incur.
We have adopted, and periodically review and update, information security and privacy notices, policies and procedures. We maintain annual cybersecurity and data privacy training for all employees with access to our corporate systems. In addition, as part of our Payment Card Industry Data Security Standard compliance, we maintain annual role-based training on protecting payment card information for all relevant employees. We conduct proactive incident preparedness activities focused on cybersecurity risks and business continuity, such as annual table-top exercises with our senior management, as well as periodic phishing simulations to test our employees’ responses to suspicious emails.
We utilize third-party service providers as a part of our day-to-day business operations. Certain of the networks and systems used to conduct our operations are managed by such third-party service providers and are not under our direct control. To address cybersecurity risk to our operations arising from our relationships with third-party service providers, we maintain a third-party risk management program, which includes cybersecurity and data privacy assessments during vendor onboarding to identify and classify risk based on several factors, including the type of data handled by the third-party service provider and the potential impact to our business if there were a significant disruption to the third-party service or system.
Governance
Our Board has delegated primary responsibility to oversee the management of risks related to information technology use and protection, including cybersecurity and data privacy, to the Audit Committee, while retaining oversight of management's overall approach to risk management. The Audit Committee receives regular reports regarding our cybersecurity risks through two annual briefings by senior management, including our Chief Information Security Officer ("CISO") and head of data privacy, and additional periodic updates as appropriate. In addition, members of our management team conduct an enterprise-wide internal risk assessment through our ERM program that is updated annually and reviewed and discussed by the Audit Committee. This risk assessment is designed to identify our most material risks, including cybersecurity risks, for evaluation and monitoring. At each Board meeting, the chairperson of the Audit Committee and the Corporate Secretary report on the Audit Committee’s activities, including risk management, which provides an opportunity to discuss significant cybersecurity risks with the full Board.
Our CISO leads our global cybersecurity team and is responsible for our cybersecurity program. Our current CISO has served in various roles in information technology and information security for over twenty years, including at our Company since 2013. He holds an MBA and a Certified Information Systems Security Professional certification. Our CISO reports to our Chief Technology Officer, who reports to our Chief Executive Officer.
Impact of Cybersecurity Risks on Strategy and Results
As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats. including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business, including our business strategy, results of operations or financial condition. However, we and our third-party service providers continue to experience cyberattacks, including phishing, ransomware and other attempts to gain unauthorized access to our and their systems, that could materially affect us in the future. For additional information regarding the threats we face, see "Risk Factors—Business and Operational Risks—If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected"; "—We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business"; and "—Legal, Regulatory and Compliance Risks—Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations" included in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The following includes a summary of the principal properties that we own or lease as of March 31, 2024.
Company Operated
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
We lease our primary distribution facilities, which are located in Sparrows Point, Maryland, Mount Juliet, Tennessee and Rialto, California. Combined, these facilities represent approximately 3.5 million square feet of facility space. These leases expire at various dates, with the earliest lease termination date occurring in December 2027. We believe our distribution facilities and space available through our third-party logistics providers, described below, will be adequate to meet our short term needs.
As of March 31, 2024, we leased 440 Brand and Factory House retail stores located primarily in the United States, China, Canada, Mexico, Korea, Australia, the United Kingdom and Malaysia with lease termination dates occurring in 2024 through 2038. We also lease additional office space for sales, quality assurance and sourcing, marketing and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.
Third-Party Operated
We have distribution centers which are leased and operated by third-party logistics providers in Canada, the United Kingdom, Netherlands, Hong Kong and Panama. During Fiscal 2024, we entered into an agreement with a new third-party logistics provider to operate a distribution center in the Netherlands, which is expected to commence in February 2026.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour's Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange ("NYSE") under the symbols "UAA" and "UA", respectively. As of May 15, 2024, there were 2,176 record holders of our Class A Common Stock, 5 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer, Kevin A. Plank, and 1,432 record holders of our Class C Common Stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Dividends
No cash dividends were declared or paid during Fiscal 2024, Fiscal 2023, Fiscal 2021 or the Transition Period on any class of our common stock. We currently anticipate we will retain future earnings for use in our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. However, if we were to consider declaring a cash dividend to our stockholders, we may be limited in our ability to do so under our credit facility. Refer to "Financial Position, Capital Resources and Liquidity" within Management's Discussion and Analysis, included in Part II, Item 7 of this Annual Report on Form 10-K and Note 9 to the Consolidated Financial Statements , included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of our credit facility.
Stock Compensation Plans
See Item 12 "Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2018 through March 31, 2024. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2018 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	3/31/2022	3/31/2023	3/31/2024
Under Armour, Inc.	$100.00	$122.24	$97.17	$119.92	$96.32	$53.70	$41.75
S&P 500	$100.00	$131.49	$155.68	$200.37	$191.15	$176.38	$229.08
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$123.24	$110.47	$117.17	$96.95	$67.17	$57.12

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
All dollar and percentage comparisons made herein refer to Fiscal 2024 compared with Fiscal 2023, unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K, filed with the Securities Exchange Commission ("SEC") on May 24, 2023 for a comparative discussion of our Fiscal 2023 financial results as compared with the twelve months ended March 31, 2022, which is incorporated by reference herein.

OVERVIEW
We are a leading developer, marketer, and distributor of branded performance apparel, footwear, and accessories. Our brand's moisture-wicking fabrications are engineered in various designs and styles for wear in nearly every climate to provide a performance alternative to traditional products. Our products are sold worldwide and worn by athletes at all levels, from youth to professional, on playing fields around the globe and by consumers with active lifestyles.
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
Fiscal 2024 Performance
During Fiscal 2024, we faced a challenging retail environment, particularly in North America, that included higher promotions and discounting as well as lower demand in our wholesale channel.
Financial highlights for Fiscal 2024 as compared to Fiscal 2023 include:
•Total net revenues decreased 3.4%.
•Within our channels, wholesale revenue decreased 6.5% and direct-to-consumer revenue increased 3.0%.

•Within our product categories, apparel revenue decreased 2.1%, footwear revenue decreased 4.9%, and accessories revenue decreased 0.7%.
•Net revenue decreased 8.3% in North America, increased 9.0% in EMEA, increased 5.8% in Asia-Pacific, and increased 7.6% in Latin America.
•Gross margin increased 130 basis points to 46.1%.
•Selling, general and administrative expenses increased 0.9%.
Recent Developments
On May 15, 2024, our Board of Directors approved a restructuring plan designed to rebalance our cost base to further improve profitability and cash flow generation. In connection with the restructuring plan, we expect to incur total estimated pre-tax restructuring and related charges of approximately $70 million to $90 million during fiscal year 2025, primarily consisting of up to approximately:
•$50 million in cash-related charges, consisting of approximately $15 million in employee severance and benefits costs, and $35 million related to various transformational initiatives; and
•$40 million in non-cash charges consisting of approximately $7 million in employee severance and benefits costs and $33 million in facility, software and other asset-related charges and impairments.
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
See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
During Fiscal 2024, we identified and corrected certain accounting errors, primarily related to cost of goods sold and selling, general and administrative expenses on the Consolidated Statement of Operations, as well as corresponding impacts to our other Consolidated Financial Statements. The impacts of these revisions were not material to our previously filed financial statements. Information presented in the tables below for the year ended March 31, 2023 has been revised to reflect these corrections. See Note 1 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Year Ended March 31,
	2024	2023
Net revenues	$5,701,879	$5,903,165
Cost of goods sold	3,071,626	3,259,334
Gross profit	2,630,253	2,643,831
Selling, general and administrative expenses	2,400,502	2,380,245
Income (loss) from operations	229,751	263,586
Interest income (expense), net	268	(12,826)
Other income (expense), net	32,055	17,096
Income (loss) before income taxes	262,074	267,856
Income tax expense (benefit)	30,006	(108,645)
Income (loss) from equity method investments	(26)	(2,042)
Net income (loss)	$232,042	$374,459

	Year Ended March 31,
(As a percentage of net revenues)	2024	2023
Net revenues	100.0%	100.0%
Cost of goods sold	53.9%	55.2%
Gross profit	46.1%	44.8%
Selling, general and administrative expenses	42.1%	40.3%
Income (loss) from operations	4.0%	4.5%
Interest income (expense), net	—%	(0.2)%
Other income (expense), net	0.6%	0.3%
Income (loss) before income taxes	4.6%	4.5%
Income tax expense (benefit)	0.5%	(1.8)%
Income (loss) from equity method investments	—%	—%
Net income (loss)	4.1%	6.3%
Revenues
Net revenues consist of net sales, license revenues, and revenues from digital subscriptions, digital advertising and other digital business opportunities. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$3,789,016	$3,871,167	$(82,151)	(2.1)%
Footwear	1,383,610	1,455,265	(71,655)	(4.9)%
Accessories	405,715	408,521	(2,806)	(0.7)%
Net Sales	5,578,341	5,734,953	(156,612)	(2.7)%
License revenues	111,241	116,746	(5,505)	(4.7)%
Corporate Other (1)	12,297	51,466	(39,169)	(76.1)%
Total net revenues	$5,701,879	$5,903,165	$(201,286)	(3.4)%

Net Revenues by Distribution Channel
Wholesale	$3,243,187	$3,468,126	$(224,939)	(6.5)%
Direct-to-consumer	2,335,154	2,266,827	68,327	3.0%
Net Sales	5,578,341	5,734,953	(156,612)	(2.7)%
License revenues	111,241	116,746	(5,505)	(4.7)%
Corporate Other (1)	12,297	51,466	(39,169)	(76.1)%
Total net revenues	$5,701,879	$5,903,165	$(201,286)	(3.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

Net Sales
Net sales decreased by $156.6 million, or 2.7%, to $5,578.3 million during Fiscal 2024, from $5,735.0 million in Fiscal 2023. Apparel decreased primarily due to lower unit sales, partially offset by higher average selling prices and favorable channel mix. Footwear decreased primarily due to lower unit sales, partially offset by higher average selling prices and favorable channel mix. Accessories decreased primarily due to lower average selling prices and lower unit sales, partially offset by favorable channel and regional mix. From a channel perspective, the decrease in net sales was due to a decrease in wholesale, partially offset by an increase in direct-to-consumer.
License Revenues
License revenues decreased by $5.5 million or 4.7%, to $111.2 million during Fiscal 2024, from $116.7 million in Fiscal 2023. This was primarily due to lower revenues from our licensing partners in North America and our Japanese licensee.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $79.8 million in Fiscal 2024 (Fiscal 2023: $79.5 million).
Gross profit decreased by $13.6 million to $2,630.3 million during Fiscal 2024, as compared to $2,643.8 million in Fiscal 2023. Gross profit as a percentage of net revenues, or gross margin, increased to 46.1% from 44.8%. This increase in gross margin of 130 basis points was primarily driven by favorable impacts of approximately 290 basis points from supply chain benefits, mainly due to lower freight and product costs. This was partially offset by unfavorable impacts of approximately 130 basis points from proactive inventory management actions, including increased promotional activities within our direct-to-consumer channel; and 40 basis points from changes in foreign currency.
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

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
Selling, General and Administrative Expenses	$2,400,502	$2,380,245	$20,257	0.9%
Selling, general and administrative expenses increased by $20.3 million, or 0.9%, during Fiscal 2024 as compared to Fiscal 2023. Within selling, general and administrative expense:
•Marketing costs decreased $51.8 million or 8.3%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 10.0% from 10.5%.
•Other costs increased $72.0 million or 4.1%, primarily driven by higher litigation reserve, incentive compensation expenses, selling and distribution expenses, and facility related expenses, partially offset by lower consulting expenses. As a percentage of net revenues, other costs increased to 32.1% from 29.8%.
As a percentage of net revenues, selling, general and administrative expenses increased to 42.1% during Fiscal 2024 as compared to 40.3% in Fiscal 2023.
Interest (Income) Expense, net
Interest (income) expense, net is primarily comprised of interest incurred on our debt facilities, offset by interest income earned on our cash and cash equivalents. See Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
Interest (income) expense, net	$(268)	$12,826	$(13,094)	(102.1)%
Interest expense, net decreased by $13.1 million to interest income, net of $0.3 million during Fiscal 2024. This was primarily due to an increase in interest income of $11.9 million, resulting from higher interest rates, and a decrease in interest expense of $1.2 million.
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

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
Other income (expense), net	$32,055	$17,096	$14,959	87.5%
Other income, net increased by $15.0 million to $32.1 million during Fiscal 2024. This was primarily due to a higher earn-out recorded in connection with the sale of the MyFitnessPal platform of $5.0 million, a net gain from on foreign currency hedges of $6.2 million and a net gain from changes in foreign currency exchange rates of $2.1 million.
Income Tax Expense (Benefit)

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
Income tax expense (benefit)	$30,006	$(108,645)	$138,651	(127.6)%
Income tax expense increased $138.7 million to $30.0 million during Fiscal 2024 from an income tax benefit of $108.6 million in Fiscal 2023. For Fiscal 2024, our effective tax rate was 11.4% compared to (40.6%) for Fiscal 2023. The change was primarily due to the recognition of an income tax benefit from the release of the Company's U.S. federal valuation allowances on deferred tax assets in Fiscal 2023.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific and Latin America.
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
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$3,505,167	$3,820,522	$(315,355)	(8.3)%
EMEA	1,081,915	992,624	89,291	9.0%
Asia-Pacific	873,019	825,338	47,681	5.8%
Latin America	229,481	213,215	16,266	7.6%
Corporate Other (1)	12,297	51,466	(39,169)	(76.1)%
Total net revenues	$5,701,879	$5,903,165	$(201,286)	(3.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, as well as subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for Fiscal 2024, compared to Fiscal 2023, was driven by the following:
•Net revenues in our North America region decreased by $315.4 million, or 8.3%, to $3,505.2 million from $3,820.5 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as a decrease in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail store sales.
•Net revenues in our EMEA region increased by $89.3 million, or 9.0%, to $1,081.9 million from $992.6 million. This was primarily driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region increased by $47.7 million, or 5.8%, to $873.0 million from $825.3 million. This was driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. During Fiscal 2023, our direct-to-consumer channel was negatively impacted by the COVID-19 related restrictions, which included temporary closures of our owned and operated stores and distribution centers in China. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $16.3 million, or 7.6%, to $229.5 million from $213.2 million. This was primarily driven by an increase in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail store and e-commerce sales. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $39.2 million to $12.3 million from $51.5 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$677,882	$714,656	$(36,774)	(5.1)%
EMEA	176,205	112,161	64,044	57.1%
Asia-Pacific	119,650	100,276	19,374	19.3%
Latin America	38,401	23,487	14,914	63.5%
Corporate Other (1)	(782,387)	(686,994)	(95,393)	(13.9)%
Total operating income (loss)	$229,751	$263,586	$(33,835)	(12.8)%
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
The decrease in total operating income for Fiscal 2024, compared to Fiscal 2023, was primarily driven by the following:
•Operating income in our North America region decreased by $36.8 million to $677.9 million from $714.7 million. This was primarily due to a decrease in gross profit, partially offset by lower marketing-related expenses. The decline in gross profit was driven by lower net revenues as discussed above, partially offset by lower product input costs and freight costs.
•Operating income in our EMEA region increased by $64.0 million to $176.2 million from $112.2 million. This was primarily due to an increase in gross profit, partially offset by higher selling and distribution expenses, facilities-related expenses and non-salaried wage expenses. The increase in gross profit was driven by higher net revenues as discussed above and lower freight costs.
•Operating income in our Asia-Pacific region increased by $19.4 million to $119.7 million from $100.3 million. This was primarily due to an increase in gross profit, lower marketing-related expenses and lower selling and distribution expenses, partially offset by higher facilities-related expenses and bad debt expenses. The increase in gross profit was driven by higher net revenues as discussed above.
•Operating income in our Latin America region increased by $14.9 million to $38.4 million from $23.5 million. This was primarily due to an increase in gross profit, partially offset by higher selling and distribution costs. The increase in gross profit was driven by higher net revenues as discussed above and lower freight and product input costs.
•Operating loss in our Corporate Other non-operating segment increased by $95.4 million to $782.4 million from $687.0 million. This was primarily due to higher litigation reserve, net losses arising from foreign currency hedges, and higher incentive compensation expenses, partially offset by lower consulting expenses.

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
As of March 31, 2024, we had approximately $858.7 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, we repurchased a total of $500 million of our Class C Common Stock through a series of accelerated share repurchase transactions during Fiscal 2024, Fiscal 2023 and the Transition Period, under the two-year program authorized by our Board of Directors in February 2022, and, in May 2024, our Board of Directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027.
If there are unexpected material impacts to our business in future periods from global or regional public health emergencies or other global macroeconomic factors, or if we are subject to an adverse verdict or enter in to a settlement of our material litigation (see Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) that results in a significant cash outlay by us and we need to raise or conserve additional cash to fund our operations, we may consider additional alternatives, including further reducing our expenditures, changing our investment strategies, reducing compensation costs, including through temporary reductions in pay and layoffs, limiting certain marketing and capital expenditures, and negotiating, extending or delaying payment terms with our customers and vendors. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale-leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
As of March 31, 2024, $632.2 million or approximately 74% of cash and cash equivalents was held by our foreign subsidiaries. Based on the capital and liquidity needs of our foreign operations, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs. Should we require additional capital in the United States, we may borrow in the United States or elect to repatriate indefinitely reinvested foreign funds. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and recognized foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
Refer to our "Risk Factors" section included in Part I, Item 1A of this Annual Report on Form 10-K.

Share Repurchase Program
On February 23, 2022, our Board of Directors authorized us to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of our Class C Common Stock over the following two years. As of March 31, 2024, we have repurchased a total of $500 million or 45.6 million outstanding shares of our Class C Common Stock under the share repurchase program, thereby completing all repurchase activity under the repurchase program.
Pursuant to a number of previously disclosed accelerated share repurchase transactions that the Company entered into between May 2022 and November 2023 (the "ASR Agreements"), we repurchased 10.7 million and 18.7 million shares of Class C Common Stock, which were immediately retired, during Fiscal 2024 and Fiscal 2023, respectively. As a result, $74.8 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value during Fiscal 2024 (Fiscal 2023: $174.0 million).
On August 16, 2022, the Inflation Reduction Act (the "Act") was enacted and signed into law in the United States, which imposed a 1.0% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. As a result, we accrued $0.7 million of excise tax in connection with the share repurchases completed during the year ended March 31, 2024, which was recorded in other current liabilities on the Consolidated Balance Sheets as of March 31, 2024.
On May 15, 2024, subsequent to the fiscal year end, our Board of Directors authorized the repurchase of up to $500 million (exclusive of fees and commissions) of outstanding shares of our Class C Common Stock through May 31, 2027. See Note 22 to our Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Contractual Commitments
We lease warehouse space, office facilities, space for our Brand and Factory House stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for Brand and Factory House stores that we did not yet occupy as of March 31, 2024. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of March 31, 2024 are summarized in the following table:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long term debt obligations (1)	$730,276	$101,026	$629,250	$—	$—
Operating lease obligations (2)	1,005,641	178,738	286,624	185,967	354,312
Product purchase obligations (3)	1,144,145	1,144,145	—	—	—
Sponsorships and other (4)	431,707	151,851	100,548	63,152	116,156
Total future minimum payments	$3,311,769	$1,575,760	$1,016,422	$249,119	$470,468
(1) Includes estimated interest payments based on applicable fixed interest rates as of March 31, 2024, timing of scheduled payments, and the term of the debt obligations.
(2) Includes future minimum payments for operating lease obligations. This amount also includes approximately $58.9 million relating to an agreement entered into during Fiscal 2024 with a new third-party logistics provider to operate a distribution center in the Netherlands, which has been assessed to contain a lease and is expected to commence in February 2026. Minimum payments for lease obligations exclude variable lease costs, such as contingent rent expense we may incur at our Brand and Factory house stores based on future sales above a specified minimum or payments made for common area maintenance and real estate taxes.
(3) We generally place orders with our manufacturers at least three to four months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of March 31, 2024.
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
The table above excludes a liability of $63.5 million for uncertain tax positions, inclusive of related interest and penalties, as we are unable to reasonably estimate the timing an amount of future cash settlement. Refer to Note 17 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of our uncertain tax positions.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Year Ended March 31,
(In thousands)	2024	2023	Change ($)
Net cash provided by (used in):
Operating activities	$353,970	$(39,886)	$393,856
Investing activities	(105,333)	(123,066)	17,733
Financing activities	(78,690)	(126,375)	47,685
Effect of exchange rate changes on cash and cash equivalents	(19,775)	(5,315)	(14,460)
Net increase (decrease) in cash and cash equivalents	$150,172	$(294,642)	$444,814
Operating Activities
Cash flows from operating activities increased by $393.9 million, as compared to Fiscal 2023, primarily driven by an increase in net income before the impact of non-cash items of $29.9 million and an increase from changes in working capital of $364.0 million.
The changes in working capital were due to the following inflows:
•$585.5 million from changes in inventories;
•$95.9 million from changes in other non-current assets;
•$57.0 million from changes in accounts receivable; and
•$8.8 million from changes in prepaid expenses and other current assets.
These inflows were partially offset by the following working capital outflows:
•$274.2 million from changes in accounts payable;
•$77.9 million from changes in income taxes payable and receivable, net;
•$22.3 million from changes in customer refund liabilities; and
•$8.9 million from changes in accrued expenses and other liabilities.

Investing Activities
Cash flows used in investing activities decreased by $17.7 million, as compared to Fiscal 2023. This was primarily due to a higher earn-out collected in connection with the sale of the MyFitnessPal platform and a decrease in capital expenditures.
Total capital expenditures during Fiscal 2024 were $150.3 million, or approximately 3% of net revenues, representing a $7.7 million decrease from $158.1 million in Fiscal 2023. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland. During the Fiscal 2024, we incurred capital expenditures of $95.5 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next few years to include investments incorporating sustainable and intelligent building design features into this facility.

Financing Activities
Cash flows used in financing activities decreased by $47.7 million, as compared to Fiscal 2023. During Fiscal 2024 and Fiscal 2023, we paid $75.0 million and $125.0 million, respectively, to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. For more details, see discussion above under "Share Repurchase Program".
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In March 2024, we entered into a fourth amendment to the credit agreement (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of March 31, 2024 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2024, $4.2 million of letters of credit were outstanding (March 31, 2023: $4.4 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of March 31, 2024, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2024, the commitment fee was 15.0 basis points.

1.50% Convertible Senior Notes
We have approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of March 31, 2024, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased. Upon maturity, the Company currently expects to repay the remaining approximately $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding, plus accrued and unpaid interest, using cash on hand.
The Convertible Senior Notes are not secured and are not guaranteed by any of our subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of our Class C Common Stock or a combination of cash and shares of Class C Common Stock, at our election, as described further below. The initial conversion rate is 101.8589 shares of our Class C Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C Common Stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders held rights to (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more specific conditions. As of March 31, 2024, no holder had exercised these rights. On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Our Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Our estimates are often based on judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results could be significantly different from these estimates.
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
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. We base these estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of March 31, 2024 and 2023, there were $139.3 million and $160.5 million, respectively, in reserves for returns, allowances, markdowns and discounts within customer refund liability and $29.5 million and $40.7 million, respectively, as the estimated value of inventory associated with the reserves for sales returns within prepaid expenses and other current assets on the Consolidated Balance Sheets.
Accounts Receivable and Credit Losses - Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of March 31, 2024 and 2023, the allowance for doubtful accounts was $15.0 million and $10.8 million, respectively.
Inventory Valuation and Reserves
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties and other costs. We value our inventory at standard cost which approximates landed cost, using the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If we determine that the estimated net realizable value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of March 31, 2024 and 2023, the inventory reserve was $44.2 million and $34.8 million, respectively.

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, we perform a quantitative goodwill impairment test. We compare the fair value of the reporting unit with its carrying amount. We estimate fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit's business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit.
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
Summary of Significant Account Policies
Refer to Note 2 of our Consolidated Financial Statements, included in Part II, Item 8 this Annual Report on Form 10-K, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

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
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2024, we had hedge instruments, primarily for British Pound/U.S. Dollar, U.S. Dollar/Chinese Renminbi, Euro/U.S. Dollar, U.S. Dollar/South Korean Won, U.S. Dollar/Mexican Peso, and U.S. Dollar/Canadian Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instruments' maturity dates. The table below provides information about our foreign currency forward exchange agreements for the currencies listed above and presents the notional amounts and weighted average exchange rates by contractual maturity dates:

		Fiscal year ending March 31,						Fair Value as of
(In thousands)		2025	2026	2027	2028	2029 and thereafter	Total	March 31, 2024	March 31, 2023
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$152,245	$57,791	$—	$—	$—	$210,036	$668	$(3,263)
	Weighted Average Exchange Rate	1.09	1.12				1.10
GBP	Notional	280,717	114,995	—	—	—	395,712	(3,721)	6,024
	Weighted Average Exchange Rate	1.24	1.28				1.25
JPY	Notional	22,808	5,711	—	—	—	28,519	2,705	897
	Weighted Average Exchange Rate	0.01	0.01				0.01
CNY Functional Currency
USD	Notional	203,049	84,249	—	—	—	287,298	3,158	2,461
	Weighted Average Exchange Rate	7.00	6.96				6.99
CAD Functional Currency
USD	Notional	79,063	32,208	—	—	—	111,271	1,299	3,538
	Weighted Average Exchange Rate	1.34	1.34				1.34
MXN Functional Currency
USD	Notional	74,227	28,966	—	—	—	103,193	(10,452)	(15,271)
	Weighted Average Exchange Rate	19.35	18.53				19.12
KRW Functional Currency
USD	Notional	45,838	17,200	—	—	—	63,038	1,740	646
	Weighted Average Exchange Rate	1,281.40	1,296.24				1,285.45
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of March 31, 2024, the aggregate notional value of our outstanding cash flow hedges was $1,199.1 million, with contract maturities ranging from one to twenty-four months.
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
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2024. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Doubtful Accounts" for a further discussion on our policies.
Inflation
Inflationary pressures have and may continue to adversely affect our operating results. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand on our products. See our "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition" included in Item 1A of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years ended March 31, 2024 and 2023, for the three months ended March 31, 2022 and for the year ended December 31, 2021 , including the related notes and schedule of valuation and qualifying accounts for the years ended March 31, 2024 and 2023, for the three months ended March 31, 2022 and for the year ended December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended March 31, 2024 and 2023, for the three months ended March 31, 2022 and for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to ineffective design and maintenance of controls over certain aspects of the period-end financial reporting process, including the review and execution of certain balance sheet account reconciliations and the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s total net revenue was $5.7 billion for the year ended March 31, 2024. Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to the customer, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures relating to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue once control passes to the customer. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (ii) testing the completeness and accuracy of a sample of sales incentive transactions by obtaining and inspecting source documents, such as support for the nature of the incentive, amount, and agreement with the customer, and (iii) testing a sample of outstanding customer invoice balances as of March 31, 2024 by obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 29, 2024

We have served as the Company's auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2024	March 31, 2023
Assets
Current assets
Cash and cash equivalents	$858,691	$710,929
Accounts receivable, net (Note 3)	757,339	758,564
Inventories	958,495	1,185,657
Prepaid expenses and other current assets, net	289,157	293,334
Total current assets	2,863,682	2,948,484
Property and equipment, net (Note 4)	664,503	644,834
Operating lease right-of-use assets (Note 5)	434,699	489,306
Goodwill (Note 6)	478,302	481,992
Intangible assets, net (Note 7)	7,000	8,940
Deferred income taxes (Note 17)	221,033	186,908
Other long-term assets	91,515	67,089
Total assets	$4,760,734	$4,827,553
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$80,919	$—
Accounts payable	483,731	648,486
Accrued expenses	287,853	366,530
Customer refund liabilities (Note 12)	139,283	160,533
Operating lease liabilities (Note 5)	139,331	140,990
Other current liabilities	34,344	42,744
Total current liabilities	1,165,461	1,359,283
Long-term debt, net of current maturities (Note 9)	594,873	674,478
Operating lease liabilities, non-current (Note 5)	627,665	705,713
Other long-term liabilities	219,449	121,932
Total liabilities	2,607,448	2,861,406
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2024 and March 31, 2023; 188,802,043 shares issued and outstanding as of March 31, 2024 (March 31, 2023: 188,704,689)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2024 and March 31, 2023	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2024 and March 31, 2023; 212,711,353 shares issued and outstanding as of March 31, 2024 (March 31, 2023: 221,346,517)	70	73
Additional paid-in capital	1,181,854	1,136,536
Retained earnings	1,048,411	897,306
Accumulated other comprehensive income (loss)	(77,123)	(67,842)
Total stockholders' equity	2,153,286	1,966,147
Total liabilities and stockholders' equity	$4,760,734	$4,827,553

Commitments and Contingencies (Note 10)
Related Party Transactions (Note 20)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Net revenues	$5,701,879	$5,903,165	$1,300,793	$5,682,592
Cost of goods sold	3,071,626	3,259,334	696,397	2,821,967
Gross profit	2,630,253	2,643,831	604,396	2,860,625
Selling, general and administrative expenses	2,400,502	2,380,245	597,158	2,344,859
Restructuring and impairment charges	—	—	56,674	40,518
Income (loss) from operations	229,751	263,586	(49,436)	475,248
Interest income (expense), net	268	(12,826)	(6,154)	(44,300)
Other income (expense), net	32,055	17,096	(107)	(51,009)
Income (loss) before income taxes	262,074	267,856	(55,697)	379,939
Income tax expense (benefit)	30,006	(108,645)	8,181	30,191
Income (loss) from equity method investments	(26)	(2,042)	732	1,255
Net income (loss)	$232,042	$374,459	$(63,146)	$351,003

Basic net income (loss) per share of Class A, B and C common stock (Note 18)	$0.53	$0.83	$(0.13)	$0.75
Diluted net income (loss) per share of Class A, B and C common stock (Note 18)	$0.52	$0.81	$(0.13)	$0.75

Weighted average common shares outstanding Class A, B and C common stock
Basic	440,324	451,426	471,425	465,504
Diluted	451,011	461,509	471,425	468,644
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Net income (loss)	$232,042	$374,459	$(63,146)	$351,003
Other comprehensive income (loss):
Foreign currency translation adjustment	3,413	(10,402)	7,045	(6,552)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $1,802, $6,241, $(909) and $(5,725), for the years ended March 31, 2024 and 2023, three months ended March 31, 2022 and year ended December 31, 2021, respectively.	(4,043)	1,473	758	18,603
Gain (loss) on intra-entity foreign currency transactions	(8,651)	(18,827)	(279)	(476)
Total other comprehensive income (loss)	(9,281)	(27,756)	7,524	11,575
Comprehensive income (loss)	$222,761	$346,703	$(55,622)	$362,578
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	188,603	$62	34,450	$11	231,954	$77	$1,061,173	$666,502	$(59,185)	$1,668,640
Exercise of stock options	6	—	—	—	7	—	23	—	—	23
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(291)	—	—	(6,082)	—	(6,082)
Issuance of Class A Common Stock, net of forfeitures	42	1	—	—	—	—	—	—	—	1
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	21,491	7	3,623	—	—	3,630
Stock-based compensation expense	—	—	—	—	—	—	43,794	—	—	43,794
Comprehensive income (loss)	—	—	—	—	—	—	—	351,003	11,575	362,578
Balance as of December 31, 2021	188,651	$63	34,450	$11	253,161	$84	$1,108,613	$1,011,423	$(47,610)	$2,072,584
Adoption of ASU 2020-06	—	—	—	—	—	—	(14,351)	5,144	—	(9,207)
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(761)	—	—	(11,446)	—	(11,446)
Class C Common Stock Repurchased	—	—	—	—	(16,151)	(5)	(60,000)	(239,995)	—	(300,000)
Issuance of Class A Common Stock, net of forfeitures	18	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,223	—	935	—	—	935
Stock-based compensation expense	—	—	—	—	—	—	11,764	—	—	11,764
Comprehensive income (loss)	—	—	—	—	—	—	—	(63,146)	7,524	(55,622)
Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$701,980	$(40,086)	$1,709,008
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(549)	—	—	(5,151)	—	(5,151)
Class C Common Stock repurchased	—	—	—	—	(18,725)	(6)	48,988	(173,982)	—	(125,000)
Issuance of Class A Common Stock, net of forfeitures	36	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,149	—	3,776	—	—	3,776
Stock-based compensation expense	—	—	—	—	—	—	36,811	—	—	36,811
Comprehensive income (loss)	—	—	—	—	—	—	—	374,459	(27,756)	346,703
Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$897,306	$(67,842)	$1,966,147
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(807)	—	—	(6,163)	—	(6,163)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(650)	—	—	(650)
Class C Common Stock repurchased	—	—	—	—	(10,685)	(3)	(223)	(74,774)	—	(75,000)
Issuance of Class A Common Stock, net of forfeitures	97	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,856	—	3,193	—	—	3,193
Stock-based compensation expense	—	—	—	—	—	—	42,998	—	—	42,998
Comprehensive income (loss)	—	—	—	—	—	—	—	232,042	(9,281)	222,761
Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Cash flows from operating activities
Net income (loss)	$232,042	$374,459	$(63,146)	$351,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	142,590	135,456	34,906	141,026
Unrealized foreign currency exchange rate (gain) loss	16,080	(8,463)	(8,585)	18,877
Loss on extinguishment of senior convertible notes	—	—	—	58,526
Loss on disposal of property and equipment	1,623	2,616	1,604	5,770
Non-cash restructuring and impairment charges	6,179	1,959	(1,871)	26,938
Amortization of bond premium and debt issuance costs	2,034	2,192	549	16,891
Stock-based compensation	42,998	36,811	11,764	43,794
Deferred income taxes	(23,693)	(153,143)	(2,500)	(2,642)
Changes in reserves and allowances	13,612	11,696	(5,250)	(25,766)
Changes in operating assets and liabilities:
Accounts receivable	(3,906)	(60,910)	(132,462)	(30,635)
Inventories	216,484	(368,992)	(5,753)	93,184
Prepaid expenses and other assets	(29,060)	(37,907)	(3,537)	10,032
Other non-current assets	34,920	(60,944)	27,096	79,594
Accounts payable	(197,887)	76,280	(55,063)	26,027
Accrued expenses and other liabilities	(18,267)	(9,388)	(121,993)	(109,277)
Customer refund liability	(21,427)	851	(4,398)	(38,861)
Income taxes payable and receivable	(60,352)	17,541	4,564	(3,916)
Net cash provided by (used in) operating activities	353,970	(39,886)	(324,075)	660,565
Cash flows from investing activities
Purchases of property and equipment	(150,333)	(158,066)	(37,493)	(66,032)
Sale of property and equipment	—	—	—	1,413
Sale of MyFitnessPal platform	45,000	35,000	—	—
Net cash provided by (used in) investing activities	(105,333)	(123,066)	(37,493)	(64,619)
Cash flows from financing activities
Payments on long-term debt and revolving credit facility	—	—	—	(506,280)
Proceeds from capped call	—	—	—	91,722
Common shares repurchased	(75,000)	(125,000)	(300,000)	—
Employee taxes paid for shares withheld for income taxes	(6,163)	(5,151)	(11,446)	(5,983)
Proceeds from exercise of stock options and other stock issuances	3,193	3,776	934	3,688
Payments of debt financing costs	(720)	—	—	(1,884)
Net cash provided by (used in) financing activities	(78,690)	(126,375)	(310,512)	(418,737)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,775)	(5,315)	11,134	(23,391)
Net increase (decrease) in cash, cash equivalents and restricted cash	150,172	(294,642)	(660,946)	153,818
Cash, cash equivalents and restricted cash
Beginning of period	726,745	1,021,387	1,682,333	1,528,515
End of period	$876,917	$726,745	$1,021,387	$1,682,333

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Non-cash investing and financing activities
Change in accrual for property and equipment	$(5,597)	$7,581	$(23,533)	$19,214
Other supplemental information
Cash paid (received) for income taxes, net of refunds	$83,133	$28,542	$6,851	$42,623
Cash paid (received) for interest, net of capitalized interest	$4,428	$19,218	$7,120	$25,226

Reconciliation of cash, cash equivalents and restricted cash	March 31, 2024	March 31, 2023	March 31, 2022	December 31, 2021
Cash and cash equivalents	$858,691	$710,929	$1,008,400	$1,668,916
Restricted cash	18,226	15,816	12,987	13,417
Total cash, cash equivalents and restricted cash	$876,917	$726,745	$1,021,387	$1,682,333
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
Fiscal Year End Change
As previously disclosed, the Company changed its fiscal year end from December 31 to March 31, effective for the fiscal year beginning April 1, 2022. The Company's current fiscal year began on April 1, 2023 and ended on March 31, 2024 ("Fiscal 2024"). The Company's 2023 fiscal year began on April 1, 2022 and ended on March 31, 2023 ("Fiscal 2023"). This Annual Report on Form 10-K refers to the period beginning on January 1, 2022 and ending March 31, 2022 as the "Transition Period". The Company filed a Transition Report on Form 10-QT that included financial information for the Transition Period with the SEC on May 9, 2022. The Company's 2021 fiscal year began on January 1, 2021 and ended on December 31, 2021 ("Fiscal 2021"). There was no Fiscal 2022.
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
Reclassifications
Certain prior period comparative amounts have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not affect the Consolidated Financial Statements.
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

Revision of Previously Issued Financial Statements
The Company identified and corrected certain accounting errors. Using the guidance in Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated whether its previously issued consolidated financial statements were materially misstated due to these errors. Based upon the evaluation of both quantitative and qualitative factors, the Company concluded that the effects of these errors were not material individually or in the aggregate to any previously reported quarterly or annual period. However, the Company has revised its previously issued annual consolidated financial statements to correct these errors.
The following is a general description of the accounting errors identified and the impact of these adjustments on the Company's previously reported annual consolidated financial statements.
(1)Net revenues - the Company recorded adjustments to correct overstatements to net revenues on the consolidated statement of operations that resulted from errors in recording certain promotional gift card and e-commerce transactions.
(2)Cost of goods sold - the Company recorded adjustments to correct understatements to cost of goods sold on the consolidated statement of operations that resulted from errors in recording duty costs for certain inventory shipments.
(3)Selling, general and administrative expenses - the Company recorded adjustments to correct net understatements to selling, general and administrative expenses on the consolidated statement of operations that resulted from errors in recording and tracking prepaid selling and accrued payroll expenses, timing errors associated with placing certain assets into service with appropriate useful lives, and other miscellaneous errors that corrected prior period balance sheet over and under accruals.
(4)Other adjustments - the Company recorded other adjustments to (i) correct immaterial errors identified within other income (expense), net on the consolidated statement of operations and (ii) record the income tax effects relating to all adjustments discussed above.
(5)Purchases of property and equipment - the Company recorded adjustments to correct overstatements to purchases of property and equipment on the consolidated statements of cash flows that resulted from errors associated with the classification of certain software assets on the consolidated balance sheets.

The corresponding adjustments to correct the errors described above, including the cumulative impact on retained earnings, are referenced on the relevant line items on the following Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows.

Consolidated Balance Sheet

	As of March 31, 2023
(In thousands)	As Previously Reported	Adjustments		As Revised
Assets
Current assets
Cash and cash equivalents	$711,910	$(981)	(3)	$710,929
Accounts receivable, net	759,860	(1,296)	(1)(3)	758,564
Inventories	1,190,253	(4,596)	(2)(4)	1,185,657
Prepaid expenses and other current assets, net	297,563	(4,229)	(3)(4)(5)	293,334
Total current assets	2,959,586	(11,102)		2,948,484
Property and equipment, net	672,736	(27,902)	(3)(5)	644,834
Operating lease right-of-use assets	489,306	—		489,306
Goodwill	481,992	—		481,992
Intangible assets, net	8,940	—		8,940
Deferred income taxes	186,167	741	(4)	186,908
Other long-term assets	58,356	8,733	(3)(5)	67,089
Total assets	$4,857,083	$(29,530)		$4,827,553
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	649,116	(630)	(3)	648,486
Accrued expenses	354,643	11,887	(1)(3)	366,530
Customer refund liabilities	160,533	—		160,533
Operating lease liabilities	140,990	—		140,990
Other current liabilities	51,609	(8,865)	(3)(4)	42,744
Total current liabilities	1,356,891	2,392		1,359,283
Long-term debt, net of current maturities	674,478	—		674,478
Operating lease liabilities, non-current	705,713	—		705,713
Other long-term liabilities	121,598	334	(3)(4)	121,932
Total liabilities	2,858,680	2,726		2,861,406
Total stockholders' equity	1,998,403	(32,256)		1,966,147
Total liabilities and stockholders' equity	$4,857,083	$(29,530)		$4,827,553

Consolidated Statements of Operations

	Year Ended March 31, 2023				Three Months Ended March 31, 2022 (Transition Period)				Year Ended December 31, 2021
(In thousands, except per share amounts)	As Previously Reported	Adjustment		As Revised	As Previously Reported	Adjustment		As Revised	As Previously Reported	Adjustment		As Revised
Net revenues	$5,903,636	$(471)	(1)	$5,903,165	$1,300,945	$(152)	(1)	$1,300,793	$5,683,466	$(874)	(1)	$5,682,592
Cost of goods sold	3,254,296	5,038	(2)	3,259,334	695,781	616	(2)	696,397	2,821,967	—		2,821,967
Gross profit	2,649,340	(5,509)		2,643,831	605,164	(768)		604,396	2,861,499	(874)		2,860,625
Selling, general and administrative expenses	2,365,529	14,716	(3)	2,380,245	594,446	2,712	(3)	597,158	2,334,691	10,168	(3)	2,344,859
Restructuring and impairment charges	—	—		—	56,674	—		56,674	40,518	—		40,518
Income (loss) from operations	283,811	(20,225)		263,586	(45,956)	(3,480)		(49,436)	486,290	(11,042)		475,248
Interest income (expense), net	(12,826)	—		(12,826)	(6,154)	—		(6,154)	(44,300)	—		(44,300)
Other income (expense), net	16,780	316	(4)	17,096	(51)	(56)	(4)	(107)	(51,113)	104	(4)	(51,009)
Income (loss) before income taxes	287,765	(19,909)		267,856	(52,161)	(3,536)		(55,697)	390,877	(10,938)		379,939
Income tax expense (benefit)	(101,046)	(7,599)	(4)	(108,645)	8,181	—		8,181	32,072	(1,881)	(4)	30,191
Income (loss) from equity method investments	(2,042)	—		(2,042)	732	—		732	1,255	—		1,255
Net income (loss)	$386,769	$(12,310)		$374,459	$(59,610)	$(3,536)		$(63,146)	$360,060	$(9,057)		$351,003

Basic net income (loss) per share	$0.86	$(0.03)		$0.83	$(0.13)	$—		$(0.13)	$0.77	$(0.02)		$0.75
Diluted net income (loss) per share	$0.84	$(0.03)		$0.81	$(0.13)	$—		$(0.13)	$0.77	$(0.02)		$0.75
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended March 31, 2023			Three Months Ended March 31, 2022 (Transition Period)			Year Ended December 31, 2021
(In thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income (loss)	$386,769	$(12,310)	$374,459	$(59,610)	$(3,536)	$(63,146)	$360,060	$(9,057)	$351,003
Comprehensive income (loss)	$359,013	$(12,310)	$346,703	$(52,086)	$(3,536)	$(55,622)	$371,635	$(9,057)	$362,578
Consolidated Statements of Stockholders' Equity

	As Previously Reported		Adjustments		As Revised
(In thousands)	Retained Earnings	Total Equity	Retained Earnings	Total Equity	Retained Earnings	Total Equity
Balance as of December 31, 2020	$673,855	$1,675,993	$(7,353)	$(7,353)	$666,502	$1,668,640
Comprehensive income (loss)	360,060	371,635	(9,057)	(9,057)	351,003	362,578
Balance as of December 31, 2021	$1,027,833	$2,088,994	$(16,410)	$(16,410)	$1,011,423	$2,072,584
Comprehensive income (loss)	(59,610)	(52,086)	(3,536)	(3,536)	(63,146)	(55,622)
Balance as of March 31, 2022	$721,926	$1,728,954	$(19,946)	$(19,946)	$701,980	$1,709,008
Comprehensive income (loss)	386,769	359,013	(12,310)	(12,310)	374,459	346,703
Balance as of March 31, 2023	$929,562	$1,998,403	$(32,256)	$(32,256)	$897,306	$1,966,147

Consolidated Statements of Cash Flows

	Year Ended March 31, 2023				Three Months Ended March 31, 2022 (Transition Period)				Year Ended December 31, 2021
(In thousands)	As Previously Reported	Adjustment		As Revised	As Previously Reported	Adjustment		As Revised	As Previously Reported	Adjustment		As Revised
Cash flows from operating activities
Net income (loss)	$386,769	$(12,310)		$374,459	$(59,610)	$(3,536)		$(63,146)	$360,060	$(9,057)		$351,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	137,620	(2,164)	(3)(5)	135,456	34,960	(54)	(3)(5)	34,906	141,144	(118)	(3)(5)	141,026
Loss on disposal of property and equipment	2,619	(3)	(3)	2,616	1,604	—		1,604	4,468	1,302	(3)	5,770
Deferred income taxes	(152,403)	(740)	(4)	(153,143)	(2,500)	—		(2,500)	(2,642)	—		(2,642)
Changes in operating assets and liabilities:
Accounts receivable	(62,162)	1,252	(1)(3)	(60,910)	(131,988)	(474)	(1)(3)	(132,462)	(31,153)	518	(1)(3)	(30,635)
Inventories	(373,714)	4,722	(2)(4)	(368,992)	(6,425)	672	(2)(4)	(5,753)	93,287	(103)	(2)(4)	93,184
Prepaid expenses and other assets	(36,652)	(1,255)	(3)(4)(5)	(37,907)	(4,326)	789	(3)(4)(5)	(3,537)	10,224	(192)	(3)(4)(5)	10,032
Other non-current assets	(52,795)	(8,149)	(3)(5)	(60,944)	27,628	(532)	(3)(5)	27,096	79,782	(188)	(3)(5)	79,594
Accounts payable	77,558	(1,278)	(3)	76,280	(54,970)	(93)	(3)	(55,063)	26,027	—		26,027
Accrued expenses and other liabilities	12,081	(21,469)	(1)(3)	(9,388)	(122,589)	596	(1)(3)	(121,993)	(114,794)	5,517	(1)(3)	(109,277)
Income taxes payable and receivable	6,119	11,422	(4)	17,541	4,564	—		4,564	(1,973)	(1,943)	(4)	(3,916)
Net cash provided by (used in) operating activities	$(9,914)	$(29,972)		$(39,886)	$(321,443)	$(2,632)		$(324,075)	$664,829	$(4,264)		$660,565
Cash flows from investing activities
Purchases of property and equipment	(187,796)	29,730	(5)	(158,066)	(39,923)	2,430	(5)	(37,493)	(69,759)	3,727	(5)	(66,032)
Net cash provided by (used in) investing activities	$(152,796)	$29,730		$(123,066)	$(39,923)	$2,430		$(37,493)	$(68,346)	$3,727		$(64,619)
Net increase (decrease) in cash, cash equivalents and restricted cash	(294,400)	(242)		(294,642)	(660,744)	(202)		(660,946)	154,355	(537)		153,818
Cash, cash equivalents and restricted cash
Beginning of period	$1,022,126	$(739)		$1,021,387	$1,682,870	$(537)		$1,682,333	$1,528,515	$—		$1,528,515
End of period	$727,726	$(981)		$726,745	$1,022,126	$(739)		$1,021,387	$1,682,870	$(537)		$1,682,333

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents and Restricted Cash
In accordance with ASC Topic 305 "Cash and Cash Equivalents", the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for cash collateral held for standby letters of credit and payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company's accounts receivable is due from large wholesale customers. As of March 31, 2024 and March 31, 2023, no single customer accounted for more than 10% of the Company's accounts receivable balance.
For Fiscal 2024, Fiscal 2023 and the Transition Period, no single customer accounted for more than 10% of the Company's net revenues. For Fiscal 2021, one customer within the North America region accounted for approximately 11% of the Company's net revenues.
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
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company's weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $6.0 million as of March 31, 2024 (March 31, 2023: $3.1 million).
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
In accordance with ASC Topic 842 "Leases", the Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset's economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company's right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's Consolidated Balance Sheets for leases with an expected term greater than one year. Short-term lease payments were not material for Fiscal 2024, Fiscal 2023, Fiscal 2021 and the Transition Period.
As the rate implicit in a lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency impacts for international leases.
Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. Variable lease payments are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. Historically, variable lease costs primarily consisted of lease payments dependent on sales in Brand and Factory House stores. During Fiscal 2024, variable lease costs were revised to also include other non-lease components payable to the lessor, including common area maintenance and real estate taxes. This presentation change did not affect total lease related costs recorded within the Company's Consolidated Statement of Operations. The Company has elected to combine lease and non-lease components in the determination of lease costs for its leases. The lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain to exercise those options.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill and intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite lived intangible assets are not amortized and, in accordance with ASC Topic 350-20 "Goodwill", are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, the Company performs a quantitative goodwill impairment test. The Company compares the fair value of the reporting unit with its carrying amount. The Company estimates fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: the Company's weighted average cost of capital, long-term rate of growth and profitability of the reporting unit's business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit. The Company performs its annual impairment testing in the fourth quarter of each fiscal year. No goodwill impairments were recorded during Fiscal 2024, Fiscal 2023, Fiscal 2021 or the Transition Period. During Fiscal 2024, the Company recorded a $0.6 million indefinite lived intangible asset impairment charge within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The indefinite lived intangible asset impairment charge for Fiscal 2024 is included within the Company's Latin America operating segment. No indefinite lived intangible impairments were recorded during Fiscal 2023, Fiscal 2021 or the Transition Period.
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
During Fiscal 2024, the Company performed an impairment analysis on its long-lived assets, including retail stores at an individual store level and determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company estimated the fair values of these long-lived assets based on their market rent assessments or discounted cash flows and compared these estimated fair values to the net carrying values. The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent. As a result, the Company recorded $5.6 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2024 are included within the Company's operating segments as follows: $1.7 million recorded in North America, $3.6 million recorded in EMEA and $0.3 million recorded in Asia-Pacific.
During Fiscal 2023, the Company recorded $2.0 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets.
During Fiscal 2021, the Company recorded $2.0 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. Additionally, in connection with the Company's 2020 restructuring plan, the Company recognized $1.7 million of long-lived asset impairment charges related to the Company's New York City flagship store. There were no impairment charges taken during the Transition Period.
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2024	As of March 31, 2023
Accrued compensation and benefits	$68,149	$66,742
Accrued marketing	35,233	38,096
Accrued royalties	12,579	25,415
Accrued taxes	22,162	26,297
Forward currency contract liabilities	18,242	28,067
Other	131,488	181,913
Total Accrued Expenses	$287,853	$366,530

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
Gift cards issued to customers by the Company are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. During the year-ended March 31, 2023, the Company completed an assessment of its process for estimating revenue recognized for gift card balances not expected to be redeemed (“breakage”). Based on the assessment, which included analyzing historical gift card redemption data, the Company determined that substantially all of its gift cards are redeemed within 24 months of issuance, and after 24 months the likelihood of a gift card being redeemed is remote. Therefore, to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property, the Company recognizes gift card breakage at that time when the likelihood of the gift card being redeemed is remote, which the Company has determined to be 24 months following its issuance.
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
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company's distribution facilities. These costs are recorded as a component of selling, general and administrative expenses. For Fiscal 2024, these costs totaled $79.8 million (Fiscal 2023: $79.5 million; Fiscal 2021: $82.9 million; Transition Period: $17.3 million).
Advertising Costs
Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Advertising expense, including amortization of in-store marketing fixtures and displays, was $568.5 million for Fiscal 2024 (Fiscal 2023: $620.3 million; Fiscal 2021: $649.2 million; Transition Period: $173.2 million). As of March 31, 2024, prepaid advertising costs were $16.9 million (March 31, 2023: $39.3 million).
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

Each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2024, for U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
Earnings per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units, other equity awards and the Company's 1.50% convertible senior notes due 2024. Refer to Note 18 of these Consolidated Financial Statements for a further discussion of earnings per share.
Equity Method Investment
The Company has a common stock investment of 29.5% in its Japanese licensee. The Company accounts for its investment in its licensee under the equity method, given it has the ability to exercise significant influence, but not control, over the entity. The Company recorded its allocable share of its Japanese licensee's net income (loss) of $(0.3) million for Fiscal 2024, (Fiscal 2023: $(2.5) million; Fiscal 2021: $1.8 million; Transition Period: $0.9 million) within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long term assets on the Consolidated Balance Sheets. As of March 31, 2024, there was no carrying value associated with the Company's investment in its Japanese licensee (March 31, 2023: $0.3 million).
In connection with the license agreement with the Japanese licensee, the Company recorded license revenues of $34.8 million for Fiscal 2024 (Fiscal 2023: $36.8 million; Fiscal 2021: $42.4 million; Transition Period: $9.9 million). As of March 31, 2024, the Company had $13.9 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's Consolidated Balance Sheets (March 31, 2023: $7.6 million).
As part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. ("UA Sports Thailand"). The Company accounts for its investment in UA Sports Thailand under the equity method, given it has the ability to exercise significant influence, but not control, over UA Sports Thailand. For Fiscal 2024, the Company recorded the allocable share of UA Sports Thailand's net income (loss) of $0.3 million (Fiscal 2023: $0.8 million; Fiscal 2021: $(0.6) million; Transition Period: $(0.2) million) within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long term assets on the Consolidated Balance Sheets. As of March 31, 2024, the carrying value of the Company's investment in UA Sports Thailand was $4.7 million (March 31, 2023: $5.9 million).
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

The Company issues new shares of Class A Common Stock and Class C Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 14 of these Consolidated Financial Statements for further details on stock-based compensation.
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
Recently Adopted Account Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The following ASU was adopted during Fiscal 2024.
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 on April 1, 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which was adopted on April 1, 2024 on a prospective basis. The adoption did not have a material impact on the Company's Consolidated

Financial Statements. Refer to Note 8 of these Consolidated Financial Statements for a discussion of the Company's supply chain finance program.
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

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of March 31, 2024, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

	Allowance for doubtful accounts - within accounts receivable, net	Allowance for doubtful accounts - within prepaid expenses and other current assets (1)
Balance as of March 31, 2022	$7,113	$7,029
Increases to costs and expenses	5,193	—
Write-offs, net of recoveries	(1,493)	(6,802)
Balance as of March 31, 2023	$10,813	$227
Increases to costs and expenses	6,061	—
Write-offs, net of recoveries	(1,880)	—
Balance as of March 31, 2024	$14,994	$227
(1) Includes an allowance pertaining to a royalty receivable.

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of March 31, 2024	As of March 31, 2023
Leasehold and tenant improvements	$495,181	$462,721
Furniture, fixtures and displays	301,897	289,539
Buildings	68,230	48,632
Software	350,811	342,017
Office equipment	139,223	132,301
Plant equipment	178,316	178,194
Land	82,410	83,626
Construction in progress (1)	175,960	138,069
Other	28,910	21,613
Subtotal property and equipment	1,820,938	1,696,712
Accumulated depreciation	(1,156,435)	(1,051,878)
Property and equipment, net	$664,503	$644,834
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment was $136.6 million for Fiscal 2024 (Fiscal 2023: $133.6 million; Fiscal 2021: $139.2 million; Transition Period: $34.5 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at the Company's option, and include provisions for rental adjustments. Short-term lease payments were not material for Fiscal 2024, Fiscal 2023, Fiscal 2021, or the Transition Period.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses and certain costs relating to lease assets held solely for sublet purposes, included in other income (expense), net within the Company's Consolidated Statement of Operations, for the periods indicated:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Operating lease costs	$151,035	$141,025	$36,699	$142,965
Variable lease costs	$82,389	$78,529	$19,150	$67,427
Historically, amounts disclosed for variable lease costs primarily consisted of lease payments dependent on sales in Brand and Factory House stores. Amounts included in the table above, for both current and prior periods, have been revised to also include other non-lease components payable to the lessor. Additionally, certain amounts previously disclosed as operating lease costs in error have been corrected to be classified as variable lease costs. This presentation change did not affect total lease related costs recorded within the Company's Consolidated Statement of Operations.
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company also subleases certain excess office facilities and warehouse space to third parties. Sublease income is not material.

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2024	As of March 31, 2023
Weighted average remaining lease term (in years)	7.62	8.03
Weighted average discount rate	4.95%	4.69%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Operating cash outflows from operating leases	$180,319	$167,774	$43,903	$177,391
Leased assets obtained in exchange for new operating lease liabilities	$57,962	$181,080	$(892)	$28,244
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of March 31, 2024:

Fiscal year ending March 31,
2025	$172,483
2026	143,651
2027	120,568
2028	102,301
2029	68,483
2030 and thereafter	309,830
Total lease payments	$917,316
Less: Interest	150,320
Total present value of lease liabilities	$766,996
As of March 31, 2024, the Company has additional operating lease obligations that have not yet commenced of approximately $88.3 million, which are not reflected in the table above. This amount includes approximately $58.9 million relating to an agreement entered into during Fiscal 2024 with a new third-party logistics provider to operate a distribution center in the Netherlands, which has been assessed as containing a lease and is expected to commence in February 2026.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2022	$301,371	$105,053	$85,084	$—	$491,508
Effect of currency translation adjustment	—	(3,957)	(5,559)	—	(9,516)
Balance as of March 31, 2023	$301,371	$101,096	$79,525	$—	$481,992
Effect of currency translation adjustment	—	862	(4,552)	—	(3,690)
Balance as of March 31, 2024	$301,371	$101,958	$74,973	$—	$478,302
There were no goodwill impairments recorded during Fiscal 2024, Fiscal 2023, or the Transition Period.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,609	$(5,708)	$2,901
Lease-related intangible assets	1-15	1,756	(1,677)	79
Total		$10,365	$(7,385)	$2,980
Indefinite-lived intangible assets (1)				4,020
Intangible assets, net				$7,000
(1) During Fiscal 2024, the Company recorded an impairment charge of $0.6 million within selling, general and administrative expenses and as a reduction to indefinite-lived intangible asset.

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
Amortization expense, which is included in selling, general and administrative expenses, was $1.5 million for Fiscal 2024 (Fiscal 2023: $1.9 million; Fiscal 2021: $2.0 million; Transition Period: $0.5 million).
During Fiscal 2024, the Company reduced the gross carrying amount and related accumulated amortization of technology assets by $2.5 million as a result of such assets being fully amortized.
The following is the estimated future amortization expense for the Company's intangible assets as of March 31, 2024:

Fiscal year ending March 31,
2025	$1,549
2026	1,422
2027	9
2028	—
2029	—
2030 and thereafter	—
Total amortization expense of intangible assets	$2,980

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
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under the Company’s supply chain financing program are included within Accounts Payable in the Consolidated Balance Sheets and within operating activities in the Consolidated Statement of Cash Flows.
The Company’s outstanding payment obligations under this program were $159.4 million as of March 31, 2024 (March 31, 2023: $250.8 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of March 31, 2024	As of March 31, 2023
1.50% Convertible Senior Notes due 2024	$80,919	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	680,919	680,919

Unamortized debt discount on Senior Notes	(560)	(814)
Unamortized debt issuance costs - Convertible Senior Notes	(16)	(267)
Unamortized debt issuance costs - Senior Notes	(1,189)	(1,728)
Unamortized debt issuance costs - Credit facility	(3,362)	(3,632)
Total amount outstanding	675,792	674,478
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	80,919	—

Non-current portion of long-term debt	$594,873	$674,478
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In March 2024, the Company entered into the fourth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of March 31, 2024 and March 31, 2023, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2024, $4.2 million of letters of credit were outstanding (March 31, 2023: $4.4 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of March 31, 2024, the Company was in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2024, the commitment fee was 15.0 basis points.
1.50% Convertible Senior Notes
The Company has approximately $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") outstanding as of March 31, 2024, which were issued in May 2020. The Convertible Senior Notes bear interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Convertible Senior Notes will mature on June 1, 2024, unless earlier converted in accordance with their terms, redeemed in accordance with their terms or repurchased. Upon maturity, the Company currently expects to repay the remaining approximately $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding, plus accrued and unpaid interest, using cash on hand.
The Convertible Senior Notes are not secured and are not guaranteed by any of the Company's subsidiaries. The indenture governing the Convertible Senior Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries.
The Convertible Senior Notes are convertible into cash, shares of the Company's Class C Common Stock or a combination of cash and shares of Class C Common Stock, at the Company's election, as described further below. The initial conversion rate is 101.8589 shares of the Company's Class C Common Stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $9.82 per share of Class C Common Stock), subject to adjustment if certain events occur. Prior to the close of business on the business day immediately preceding January 1, 2024, holders held rights to (at their option) convert their Convertible Senior Notes only upon satisfaction of one or more specific conditions. As of March 31, 2024, no holder had exercised these rights. On or after January 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Senior Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $22.8 million for Fiscal 2024 (Fiscal 2023: $24.1 million; Fiscal 2021: $45.7 million; Transition Period: $6.6 million).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of March 31, 2024:

Fiscal year ending March 31,
2025	$80,919
2026	—
2027	600,000
2028	—
2029	—
2030 and thereafter	—
Total scheduled maturities of long-term debt	$680,919

Current maturities of long-term debt	$80,919
The Company monitors the financial health and stability of its lenders under the credit and other long-term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, official supplier agreements, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of March 31, 2024:

Fiscal year ending March 31,
2025	$151,851
2026	62,269
2027	38,279
2028	32,814
2029	30,338
2030 and thereafter	116,156
Total future minimum sponsorship and other payments	$431,707
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
On July 23, 2021, the Company and Mr. Plank filed an answer to the TAC denying all allegations of wrongdoing and asserting affirmative defenses to the claims asserted in the TAC. On December 1, 2021, the plaintiffs filed a motion seeking, among other things, certification of the class they are seeking to represent in the Consolidated Securities Action. On September 29, 2022, the District Court granted the plaintiffs' class certification motion. Discovery in the Consolidated Securities Action concluded on August 31, 2023. On October 2, 2023, the Company and Mr. Plank filed a motion for summary judgment seeking an order dismissing the Consolidated

Securities Action with prejudice which motion was denied by the District Court on February 26, 2024. The District Court has scheduled trial to begin on July 15, 2024.
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
On October 27, 2023, an additional purported stockholder derivative complaint was filed in Maryland state court by four purported stockholders, in a case captioned Viskovich, et al. v. Plank, et al. (the “Viskovich Action”). Prior to the filing of this complaint, each of the four purported stockholders had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaint. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and these purported stockholders were informed of that determination. On March 18, 2024, all parties to the Viskovich Action filed a stipulation seeking, among other things, the issuance of an order consolidating the Viskovich Action into the Consolidated Kenney Derivative Action. On March 20, 2024, the court issued an order (i) consolidating the Viskovich Action into the Consolidated Kenney Derivative Action; (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated Kenney Derivative Action.
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
The Company and the defendants filed a motion to dismiss the operative complaint on June 23, 2023. The District Court granted that motion on September 27, 2023, dismissing the Paul Derivative Action without prejudice, due to lack of subject matter jurisdiction. Following that decision, Viskovich, one of the Derivative Lead Plaintiffs, filed the above-referenced Viskovich Action in Maryland State Court.
The other Derivative Lead Plaintiff, Paul, filed a motion in the District Court seeking reconsideration of the dismissal decision or leave to amend the operative complaint. On January 9, 2024, the District Court entered an order denying Paul's motion and ordering that the Paul Derivative Action remained dismissed without prejudice.
In February 2024, Paul filed a notice of appeal from the decisions by the District Court on September 27, 2023 and January 9, 2024. Briefing on the appeal began on April 24, 2024 and is not yet complete. The Company continues to believe that the claims asserted in the Paul Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
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
As of March 31, 2024, the Company has recorded an accrual of $100 million in respect of legal proceeding contingencies. The timing of resolution is unknown and the amount of loss ultimately incurred may be substantially higher than the amount accrued. The Company expects a portion of the loss, if any is incurred, to be covered by the Company’s insurance. However, the recorded accrual currently exceeds the amount of insurance coverage that is available to the Company and may not cover the full amount of loss, if any is incurred. Accordingly, any adverse verdict or settlement could require a substantial cash outlay by the Company, which could have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In addition, in connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. With respect to one policy period, a lawsuit was filed against the Company by certain of its insurance carriers seeking a declaration that no further amounts will be payable with respect to that policy period. On March 26, 2024, the court issued a decision and order that, among other things, declared that portions of the matters described above are covered by the policy period at issue and that the insurance carriers for that policy period are obligated to pay defense costs, up to their limits of liability, with respect to the applicable portions of the matters described above. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision. An appeal could impact the amount of insurance coverage available to the Company for the policy period in question. Under Armour has opposed this motion and briefing on the motion was completed on May 23, 2024.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of March 31, 2024. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of March 31, 2024. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
Share Repurchase Program
On February 23, 2022, the Company's Board of Directors authorized the Company to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of the Company's Class C Common Stock over the next two years. As of March 31, 2024, the Company has repurchased a total of $500 million or 45.6 million outstanding shares of its Class C Common Stock under its share repurchase program, thereby completing all repurchase activity under the repurchase program.
Pursuant to the previously disclosed accelerated share repurchase transactions that the Company entered into in February 2022, May 2022, August 2022, November 2022, August 2023 and November 2023 (the "ASR Agreements"), the Company repurchased 10.7 million, 18.7 million and 16.2 million shares of Class C Common Stock, which were immediately retired, during Fiscal 2024, Fiscal 2023 and the Transition Period, respectively. As a result, $74.8 million was recorded to retained earnings to reflect the difference between the market price of the

Class C Common Stock repurchased and its par value during Fiscal 2024 (Fiscal 2023: $174.0 million; Transition Period: $240.0 million).
On August 16, 2022, the Inflation Reduction Act (the "Act") was enacted and signed into law in the United States, which imposed a 1.0% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. As a result, the Company accrued $0.7 million of excise tax in connection with the share repurchases completed during Fiscal 2024, which was recorded in other current liabilities on the Consolidated Balance Sheets as of March 31, 2024.
On May 15, 2024, subsequent to the fiscal year end, the Company's Board of Directors authorized the repurchase of up to $500 million (exclusive of fees and commissions) of outstanding shares of the Company's Class C Common Stock through May 31, 2027. Refer to Note 22 of these Consolidated Financial Statements.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Apparel	$3,789,016	$3,871,167	$876,452	$3,840,375
Footwear	1,383,610	1,455,265	296,696	1,264,127
Accessories	405,715	408,521	96,803	461,894
Net Sales	5,578,341	5,734,953	1,269,951	5,566,396
License revenues	111,241	116,746	26,602	112,623
Corporate Other	12,297	51,466	4,240	3,573
Total net revenues	$5,701,879	$5,903,165	$1,300,793	$5,682,592

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Wholesale	$3,243,187	$3,468,126	$829,179	$3,245,749
Direct-to-consumer	2,335,154	2,266,827	440,772	2,320,647
Net Sales	5,578,341	5,734,953	1,269,951	5,566,396
License revenues	111,241	116,746	26,602	112,623
Corporate Other	12,297	51,466	4,240	3,573
Total net revenues	$5,701,879	$5,903,165	$1,300,793	$5,682,592
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

	As of March 31, 2024	As of March 31, 2023
Customer refund liability	$139,283	$160,533
Inventory associated with reserves for sales returns	$29,514	$40,661
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements and points associated with our loyalty programs, which are included in other current and other long-term liabilities on the Company's Consolidated Balance Sheets, and gift cards, which are included in accrued expenses on the Company's Consolidated Balance Sheets. As of March 31, 2024, contract liabilities were $26.3 million (March 31, 2023: $25.9 million).
For Fiscal 2024, the Company recognized approximately $7.4 million of revenue that was previously included in contract liabilities as of March 31, 2023.
For Fiscal 2023, the Company recognized approximately $19.3 million of revenue that was previously included in contract liabilities as of March 31, 2022. Included in this amount is approximately $10.1 million of revenue that was recognized during the three months ended December 31, 2022 for gift cards not expected to be redeemed ("breakage"), resulting from a process assessment that was completed during the three months ended December 31, 2022.
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

NOTE 13. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for Fiscal 2024 of $10.6 million (Fiscal 2023: $11.6 million; Fiscal 2021: $8.9 million; Transition Period: $6.1 million).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of March 31, 2024, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Consolidated Balance Sheets, were $16.2 million (March 31, 2023: $14.1 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of March 31, 2024, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $9.1 million (March 31, 2023: $7.7 million). These assets are consolidated and are included in other long-term assets on the Consolidated Balance Sheets.
Refer to Note 15 of these Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 14. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of March 31, 2024, 8.3 million Class A shares and 34.3 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for Fiscal 2024 was $36.9 million (Fiscal 2023: $36.8 million; Fiscal 2021: $43.8 million; Transition Period: $11.8 million). The related tax benefits, excluding consideration of valuation allowances, were $6.6 million for Fiscal 2024 (Fiscal 2023: $6.3 million; Fiscal 2021: $8.2 million; Transition Period: $2.0 million). The valuation allowances associated with these benefits were $1.2 million for Fiscal 2024 (Fiscal 2023: $1.2 million; Fiscal 2021: $7.2 million; Transition Period: $1.0 million). As of March 31, 2024, the Company had $57.4 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 1.74 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of March 31, 2024. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards.
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of March 31, 2024.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of March 31, 2024, 2.7 million Class A shares and 0.6 million Class C shares are available for future purchases under the ESPPs. During Fiscal 2024, 0.5 million Class C shares were purchased under the ESPPs (Fiscal 2023: 0.5 million; Fiscal 2021: 0.2 million; Transition Period: 0.1 million).
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
Total stock-based compensation expense related to these awards for Fiscal 2024 was $8.9 million (Fiscal 2023: $3.3 million; Fiscal 2021: $3.5 million; Transition Period: $0.8 million). As of March 31, 2024, the Company had $71.0 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 10.26 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the year ended March 31, 2024 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2023	1,578	$19.44	4.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2024	1,578	$19.44	3.82	$—
Options exercisable at March 31, 2024	1,578	$19.44	3.82	$—
No stock options were granted during Fiscal 2024, Fiscal 2023, Fiscal 2021 or the Transition Period. No stock options were exercised during Fiscal 2024, Fiscal 2023 or the Transition Period. For Fiscal 2021, the intrinsic value of stock options exercised was $0.2 million. The were no income tax benefits related to stock options exercised for Fiscal 2021.
Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the year ended March 31, 2024 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	7,658	$13.01
Granted	18,607	7.71
Forfeited	(3,179)	10.15
Vested	(2,310)	14.48
Outstanding at March 31, 2024	20,776	$8.58
The awards outstanding at March 31, 2024 in the table above includes 1.7 million and 0.5 million of performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan during Fiscal 2024 and Fiscal 2023, respectively. The performance-based restricted stock units awarded during Fiscal 2024 and Fiscal 2023 have a weighted average fair value of $6.93 and $9.13, respectively, and have vesting that is tied to the achievement of certain combined annual revenue and operating income targets.
As of March 31, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during Fiscal 2023 to be improbable and recorded a reversal of all previously recorded expense, with no amounts remaining accrued. Inclusive of this reversal, during Fiscal 2024, the Company recorded stock-based compensation expense ($1.4) million, relating to these awards (Fiscal 2023: $1.4 million).
As of March 31, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during Fiscal 2024 to be improbable and recorded a reversal of all previously recorded expense, with no amounts remaining accrued. Inclusive of this reversal, during Fiscal 2024, the Company recorded no stock-based compensation expense relating to these awards.
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

	March 31, 2024			March 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 16)	$—	$(4,643)	$—	$—	$(3,127)	$—
TOLI policies held by the Rabbi Trust (see Note 13)	$—	$9,105	$—	$—	$7,691	$—
Deferred Compensation Plan obligations (see Note 13)	$—	$(16,151)	$—	$—	$(14,082)	$—
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
Fair value of Long-Term Debt
The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of March 31, 2024, the fair value of the Convertible Senior Notes was $80.2 million (March 31, 2023: $85.8 million). As of March 31, 2024, the fair value of the Senior Notes was $569.1 million (March 31, 2023: $553.9 million).
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2024, the Company has hedge instruments primarily for:

•British Pound/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•Euro/U.S. Dollar;
•U.S. Dollar/Korean Won;
•U.S. Dollar/Mexican Peso; and
•U.S. Dollar/Canadian Dollar.
All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following table presents the fair values of derivative instruments within the Consolidated Balance Sheets. Refer to Note 15 of these Consolidated Financial Statements for a discussion of the fair value measurements.

	Balance Sheet Classification	March 31, 2024	March 31, 2023
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$10,477	$22,473
Foreign currency contracts	Other long-term assets	2,760	619
Total derivative assets designated as hedging instruments		$13,237	$23,092

Foreign currency contracts	Other current liabilities	$17,761	$21,622
Foreign currency contracts	Other long-term liabilities	1,171	5,769
Total derivative liabilities designated as hedging instruments		$18,932	$27,391

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$559	$3,408
Total derivative assets not designated as hedging instruments		$559	$3,408

Foreign currency contracts	Other current liabilities	$600	$6,563
Foreign currency contracts	Other long-term liabilities	—	4
Total derivative liabilities not designated as hedging instruments		$600	$6,567

The following table presents the amounts in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Year Ended March 31, 2024		Year Ended March 31, 2023		Three Months Ended March 31, 2022 (Transition Period)		Year Ended December 31, 2021
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$5,701,879	$7,652	$5,903,165	$44,492	$1,300,793	$2,049	$5,682,592	$(6,410)
Cost of goods sold	$3,071,626	$(4,355)	$3,259,334	$2,016	$696,397	$(2,903)	$2,821,967	$(11,825)
Interest income (expense), net	$268	$(36)	$(12,826)	$(37)	$(6,154)	$(9)	$(44,300)	$(37)
Other income (expense), net	$32,055	$—	$17,096	$—	$(107)	$—	$(51,009)	$—

The following tables present the amounts affecting the Consolidated Statements of Comprehensive Income (Loss):

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2024
Derivatives designated as cash flow hedges
Foreign currency contracts	$(4,764)	$(2,584)	$3,297	$(10,645)
Interest rate swaps	(458)	—	(36)	(422)
Total designated as cash flow hedges	$(5,222)	$(2,584)	$3,261	$(11,067)

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2023
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	$41,703	$46,508	$(4,764)
Interest rate swaps	(495)	—	(37)	(458)
Total designated as cash flow hedges	$(454)	$41,703	$46,471	$(5,222)

	Balance as of December 31, 2021	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2022
Derivatives designated as cash flow hedges
Foreign currency contracts	$(1,617)	$804	$(854)	$41
Interest rate swaps	(504)	—	(9)	(495)
Total designated as cash flow hedges	$(2,121)	$804	$(863)	$(454)

	Balance as of December 31, 2020	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2021
Derivatives designated as cash flow hedges
Foreign currency contracts	$(25,908)	$6,056	$(18,235)	$(1,617)
Interest rate swaps	(541)	—	(37)	(504)
Total designated as cash flow hedges	$(26,449)	$6,056	$(18,272)	$(2,121)

The following table presents the amounts in the Consolidated Statement of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Year Ended March 31, 2024		Year Ended March 31, 2023		Three Months Ended March 31, 2022 (Transition Period)		Year Ended December 31, 2021
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$32,055	$355	$17,096	$(7,200)	$(107)	$4,481	$(51,009)	$(8,502)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies.

These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2024, the aggregate notional value of the Company's outstanding cash flow hedges was $1,199.1 million (March 31, 2023: $799.7 million), with contract maturities ranging from one to twenty-four months.
The Company may enter into long-term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 9 of these Consolidated Financial Statements for a discussion of long-term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Consolidated Statement of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2024, the total notional value of the Company's outstanding undesignated derivative instruments was $449.0 million (March 31, 2023: $396.7 million).
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
NOTE 17. PROVISION FOR INCOME TAXES
Income (loss) before income taxes is as follows:

(In thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Income (loss) before income taxes
United States	$(17,201)	$7,424	$(92,270)	$180,160
Foreign	279,275	260,432	36,573	199,779
Total	$262,074	$267,856	$(55,697)	$379,939

The components of the income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Current
Federal	$19,909	$11,529	$331	$(4,366)
State	4,062	3,771	99	864
Foreign	29,728	29,198	10,251	36,335
	53,699	44,498	10,681	32,833
Deferred
Federal	(22,361)	(160,017)	159	5,148
State	90	215	(4)	(3,645)
Foreign	(1,422)	6,659	(2,655)	(4,145)
	(23,693)	(153,143)	(2,500)	(2,642)
Income tax expense (benefit)	$30,006	$(108,645)	$8,181	$30,191

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended March 31, 2024		Year Ended March 31, 2023		Three Months Ended March 31, 2022 (Transition Period)		Year Ended December 31, 2021
U.S. federal statutory income tax rate	$55,036	21.0%	$56,250	21.0%	$(11,696)	21.0%	$79,789	21.0%
State taxes, net of federal tax impact	3,342	1.3%	7,754	2.8%	(5,489)	9.9%	22,960	6.0%
Effect of foreign earnings	(9,684)	(3.7)%	(5,238)	(2.0)%	140	(0.3)%	(10,328)	(2.7)%
Permanent tax (benefits)/nondeductible expenses	(11,623)	(4.4)%	(9,425)	(3.5)%	(884)	1.6%	(12,374)	(3.3)%
Impact of divestitures	—	—%	—	—%	(552)	1.0%	7,317	1.9%
Unrecognized tax benefits	7,781	3.0%	11,654	4.4%	750	(1.3)%	9,844	2.6%
International intangible asset	(113,688)	(43.6)%	—	—%	—	—%	—	—%
Valuation allowance	102,669	39.2%	(169,566)	(63.3)%	26,623	(47.8)%	(62,823)	(16.5)%
Federal R&D credit	(3,000)	(1.1)%	(3,000)	(1.1)%	(1,000)	1.8%	(4,000)	(1.1)%
Other	(827)	(0.3)%	2,926	1.1%	289	(0.6)%	(194)	—%
Effective income tax rate	$30,006	11.4%	$(108,645)	(40.6)%	$8,181	(14.7)%	$30,191	7.9%
For Fiscal 2024, the Company recorded an income tax expense of $30.0 million compared to an income tax benefit of $108.6 million for Fiscal 2023, and income tax expense of $8.2 million and $30.2 million in the Transition Period and Fiscal 2021, respectively.
In Fiscal 2024, the Company recorded an income tax benefit for the recognition of a deferred tax asset related to an international intangible asset with an associated valuation allowance. In Fiscal 2023, income tax benefits were recorded for the release of the U.S. federal valuation on deferred tax assets. In the Transition Period, additional valuation allowances were recorded for the U.S. and in Fiscal 2021, income tax benefits recorded for the reduction in U.S. valuation allowances was limited to the current period earnings.

Deferred tax assets and liabilities consisted of the following:

(In thousands)	March 31, 2024	March 31, 2023
Deferred tax assets
Operating lease liabilities	$187,289	$213,381
Intangible assets	134,357	22,923
Reserves and accrued liabilities	60,843	44,957
Capitalized research expenditures	57,348	35,539
Foreign net operating loss carry-forwards	37,951	33,492
U.S. federal and state capital loss	32,473	45,099
Inventory	22,609	33,768
Deductions limited by income	13,119	5,957
U.S. state net operating loss	12,900	15,287
Stock-based compensation	10,379	8,076
Foreign tax credits	10,257	9,522
Allowance for doubtful accounts and sales return reserves	8,739	13,112
Property and equipment	5,042	—
U.S. tax credits	4,409	4,567
Convertible debt instruments	122	725
Other	8,383	8,674
Total deferred tax assets	606,220	495,079
Less: valuation allowance	(274,829)	(177,026)
Total net deferred tax assets	$331,391	$318,053

Deferred tax liabilities
Right-of-use asset	$(104,665)	$(122,286)
Prepaid expenses	(2,978)	(4,875)
Property and equipment	—	(3,415)
Other	(3,796)	(1,888)
Total deferred tax liabilities	(111,439)	(132,464)
Total deferred tax assets, net	$219,952	$185,589

All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023. In evaluating its ability to realize deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, earnings, taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company's current assumptions, judgments and estimates.
Each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2024, for U.S. states and certain foreign taxing jurisdictions, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.
As of March 31, 2024, the Company had $12.9 million in deferred tax assets associated with $256.0 million in state net operating loss carryforwards and $4.4 million in net deferred tax assets associated with state tax credits. Certain definite lived state net operating losses and state tax credits will begin to expire within ten to twenty years. The Company had $32.5 million in deferred tax assets associated with federal and state capital loss carryforwards of $128.9 million, which, if unused, will expire in two years. The Company is not able to forecast the utilization of the deferred tax assets associated with state net operating loss carryforwards, the deferred tax assets associated with federal and state capital loss carryforwards, and a majority of the deferred tax assets associated with state tax credits and has recorded a valuation allowance of $48.0 million against these deferred tax assets.
As of March 31, 2024, the Company had $38.0 million in net deferred tax assets associated with approximately $187.8 million in foreign net operating loss carryforwards and $10.3 million in deferred tax assets associated with foreign tax credit carryforwards. While a portion of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, expected to expire within three to fifteen years. Additionally, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards, foreign tax credit carryforwards and certain other foreign deferred tax assets and has recorded a valuation allowance of $179.2 million against these foreign deferred tax assets.
As of March 31, 2024, approximately $632.2 million of cash and cash equivalents was held by the Company's non-U.S. subsidiaries whose cumulative undistributed earnings total $1.5 billion. The Tax Cuts and Jobs Act of 2017 imposed U.S. federal tax on all post-1986 foreign unrepatriated earnings accumulated through December 31, 2017. The portion of these earnings not subject to U.S. federal income tax as part of the one-time transition tax should, in general, not be subject to U.S. federal income tax. The Company will continue to permanently reinvest these earnings, as well as future earnings from its foreign subsidiaries, to fund international growth and operations. If the Company was to repatriate indefinitely reinvested foreign funds, it would still be required to accrue and pay certain taxes upon repatriation, including foreign withholding taxes and certain U.S. state taxes and recognized foreign exchange rate impacts. Determination of the unrecorded deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties.

(In thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Beginning of period	$61,945	$52,867	$52,150	$43,308
Increases as a result of tax positions taken in a prior period	5,909	4,987	159	6,713
Decreases as a result of tax positions taken in a prior period	(2,921)	(598)	(37)	(332)
Increases as a result of tax positions taken during the current period	855	4,689	595	2,461
Reductions as a result of a lapse of limitations during the current period	(856)	—	—	—
End of period	$64,932	$61,945	$52,867	$52,150
As of March 31, 2024, the total liability for unrecognized tax benefits was approximately $79.9 million (March 31, 2023: $70.4 million) including $15.0 million for the accrual of interest and penalties (March 31, 2023: $8.5 million).
For Fiscal 2024, the Company recorded $6.6 million for the accrual of interest and penalties within the provision for income taxes on its Consolidated Statements of Operations (Fiscal 2023: $2.7 million; Fiscal 2021: $1.2 million; Transition Period: $0.2 million).
As of March 31, 2024, $55.5 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized. Also included in the balance are unrecognized tax benefits of $6.4 million that, if recognized, would result in adjustments to other tax accounts, primarily valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for the years 2015 through 2020. The majority of the Company's other returns for years before 2014 are no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities.
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

NOTE 18. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021 (1)
Numerator
Net income (loss) - Basic	$232,042	$374,459	$(63,146)	$351,003
Interest on Convertible Senior Notes due 2024, net of tax (2)	901	899	—	—
Net income (loss) - Diluted	$232,943	$375,358	$(63,146)	$351,003
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	440,324	451,426	471,425	465,504
Dilutive effect of Class A, B, and C securities (2)	2,445	1,841	—	3,035
Dilutive effect of Convertible Senior Notes due 2024 (2)	8,242	8,242	—	105
Weighted average common shares and dilutive securities outstanding Class A, B, and C	451,011	461,509	471,425	468,644

Class A and Class C securities excluded as anti-dilutive (3)	15,076	6,989	6,539	1,578

Basic net income (loss) per share of Class A, B and C common stock	$0.53	$0.83	$(0.13)	$0.75
Diluted net income (loss) per share of Class A, B and C common stock	$0.52	$0.81	$(0.13)	$0.75
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

NOTE 19. SEGMENT DATA
The Company's operating segments are based on how the Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company's principal business by geographic region based on the Company's strategy of being a global brand. These geographic regions include North America, EMEA, Asia-Pacific and Latin America. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel, footwear and accessories. Total expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
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
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated in consolidation and are not reviewed when evaluating segment performance.

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Net revenues
North America	$3,505,167	$3,820,522	$840,949	$3,809,498
EMEA	1,081,915	992,624	228,056	842,511
Asia-Pacific	873,019	825,338	181,908	831,762
Latin America	229,481	213,215	45,640	195,248
Corporate Other	12,297	51,466	4,240	3,573
Total net revenues	$5,701,879	$5,903,165	$1,300,793	$5,682,592

	Year Ended March 31, 2024	Year Ended March 31, 2023	Three Months Ended March 31, 2022 (Transition Period)	Year Ended December 31, 2021
Operating income (loss)
North America	$677,882	$714,656	$150,604	$961,051
EMEA	176,205	112,161	30,336	132,602
Asia-Pacific	119,650	100,276	5,464	132,911
Latin America	38,401	23,487	6,343	22,388
Corporate Other	(782,387)	(686,994)	(242,183)	(773,704)
Total operating income (loss)	229,751	263,586	(49,436)	475,248
Interest expense, net	268	(12,826)	(6,154)	(44,300)
Other income (expense), net	32,055	17,096	(107)	(51,009)
Income (loss) before income taxes	$262,074	$267,856	$(55,697)	$379,939

Long-lived assets are primarily composed of property and equipment, net and operating lease right-of-use assets. The Company's long-lived assets by geographic area were as follows:

	March 31, 2024	March 31, 2023
Long-lived assets
United States	$877,558	$893,943
Canada	16,748	15,671
Total North America	894,306	909,614
Other foreign countries	204,896	224,526
Total long-lived assets	$1,099,202	$1,134,140

NOTE 20. RELATED PARTY TRANSACTIONS
The Company has an operating lease agreement with an entity controlled by the Company's President and Chief Executive Officer to lease an aircraft for business purposes. The Company recorded $1.6 million for lease payments to the entity for its use of the aircraft during Fiscal 2024 (Fiscal 2023: $2.0 million; Fiscal 2021: $2.0 million; Transition Period: $0.5 million). The Company determined the lease payments were at fair market lease rates.
In June 2016, the Company purchased parcels of land from an entity controlled by the Company's President and Chief Executive Officer, to be utilized to expand the Company's corporate headquarters to accommodate its growth needs. The purchase price for these parcels totaled $70.3 million. The Company determined that the purchase price for the land represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels, including costs related to the termination of a lease encumbering the parcels.
In connection with the purchase of these parcels, the parties entered into an agreement in September 2016 and a supplement thereto in May 2022, pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company's parcels from these projects. No amounts were payable by either party under this agreement as of March 31, 2024.

NOTE 21. REVISION OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
The amounts below reflect the unaudited interim periods within Fiscal 2024 and 2023 and include the revisions to previously filed unaudited interim consolidated financial data to correct immaterial prior period errors as discussed in Note 1 of these Consolidated Financial Statements. The Company intends to reflect these revisions in its Quarterly Reports to be filed on Form 10-Q in Fiscal 2025.
Condensed Consolidated Statements of Operations

	Three Months Ended
(in thousands)	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Net revenues	$1,316,965	$1,566,674	$1,486,043	$1,332,197
Cost of goods sold	705,470	818,151	815,404	732,601
Gross profit	611,495	748,523	670,639	599,596
Selling, general and administrative expenses	589,072	609,050	599,230	603,150
Income (loss) from operations	22,423	139,473	71,409	(3,554)
Interest income (expense), net	(1,626)	(373)	(211)	2,478
Other income (expense), net	(6,060)	(6,104)	47,927	(3,708)
Income (loss) before income taxes	14,737	132,996	119,125	(4,784)
Income tax expense (benefit)	4,328	28,436	8,569	(11,327)
Income (loss) from equity method investments	(399)	151	197	25
Net income (loss)	$10,010	$104,711	$110,753	$6,568

Basic net income per share of Class A, B and C common stock	$0.02	$0.24	$0.25	$0.02
Diluted net income per share of Class A, B and C common stock	$0.02	$0.23	$0.25	$0.02

	Three Months Ended
(in thousands)	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Net revenues	$1,348,777	$1,574,296	$1,581,487	$1,398,605
Cost of goods sold	720,860	860,799	884,563	793,112
Gross profit	627,917	713,497	696,924	605,493
Selling, general and administrative expenses	599,286	597,595	607,433	575,931
Income (loss) from operations	28,631	115,902	89,491	29,562
Interest income (expense), net	(6,005)	(3,555)	(1,615)	(1,651)
Other income (expense), net	(14,241)	(5,771)	42,848	(5,740)
Income (loss) before income taxes	8,385	106,576	130,724	22,171
Income tax expense (benefit)	4,637	21,489	17,726	(152,497)
Income (loss) from equity method investments	(898)	(908)	72	(308)
Net income (loss)	$2,850	$84,179	$113,070	$174,360

Basic net income per share of Class A, B and C common stock	$0.01	$0.19	$0.25	$0.39
Diluted net income per share of Class A, B and C common stock	$0.01	$0.18	$0.25	$0.38

The following table sets forth the Company’s revisions to the condensed statements of operations for each of the first three quarters in the fiscal year ended March 31, 2024 and each of the quarters in the fiscal year ended March 31, 2023.

	Fiscal 2024
	Three Months Ended June 30, 2023			Three Months Ended September 30, 2023			Three Months Ended December 31, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net revenues	$1,317,012	$(47)	$1,316,965	$1,566,710	$(36)	$1,566,674	$1,486,095	$(52)	$1,486,043
Cost of goods sold	709,276	(3,806)	705,470	814,715	3,436	818,151	814,914	490	815,404
Gross profit	607,736	3,759	611,495	751,995	(3,472)	748,523	671,181	(542)	670,639
Selling, general and administrative expenses	586,806	2,266	589,072	606,236	2,814	609,050	601,661	(2,431)	599,230
Income (loss) from operations	20,930	1,493	22,423	145,759	(6,286)	139,473	69,520	1,889	71,409
Interest income (expense), net	(1,626)	—	(1,626)	(373)	—	(373)	(211)	—	(211)
Other income (expense), net	(6,385)	325	(6,060)	(6,429)	325	(6,104)	49,636	(1,709)	47,927
Income (loss) before income taxes	12,919	1,818	14,737	138,957	(5,961)	132,996	118,945	180	119,125
Income tax expense (benefit)	3,971	357	4,328	29,494	(1,058)	28,436	4,999	3,570	8,569
Income (loss) from equity method investments	(399)	—	(399)	151	—	151	197	—	197
Net income (loss)	$8,549	$1,461	$10,010	$109,614	$(4,903)	$104,711	$114,143	$(3,390)	$110,753

Basic net income (loss) per share	$0.02	$—	$0.02	$0.25	$(0.01)	$0.24	$0.26	$(0.01)	$0.25
Diluted net income (loss) per share	$0.02	$—	$0.02	$0.24	$(0.01)	$0.23	$0.26	$(0.01)	$0.25

	Fiscal 2023
	Three Months Ended June 30, 2022			Three Months Ended September 30, 2022			Three Months Ended December 31, 2022			Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net revenues	$1,349,057	$(280)	$1,348,777	$1,573,885	$411	$1,574,296	$1,581,781	$(294)	$1,581,487	$1,398,913	$(308)	$1,398,605
Cost of goods sold	718,860	2,000	720,860	860,051	748	860,799	883,376	1,187	884,563	792,009	1,103	793,112
Gross profit	630,197	(2,280)	627,917	713,834	(337)	713,497	698,405	(1,481)	696,924	606,904	(1,411)	605,493
Selling, general and administrative expenses	595,714	3,572	599,286	594,424	3,171	597,595	603,746	3,687	607,433	571,645	4,286	575,931
Income (loss) from operations	34,483	(5,852)	28,631	119,410	(3,508)	115,902	94,659	(5,168)	89,491	35,259	(5,697)	29,562
Interest income (expense), net	(6,005)	—	(6,005)	(3,555)	—	(3,555)	(1,615)	—	(1,615)	(1,651)	—	(1,651)
Other income (expense), net	(14,241)	—	(14,241)	(5,771)	—	(5,771)	47,312	(4,464)	42,848	(10,520)	4,780	(5,740)
Income (loss) before income taxes	14,237	(5,852)	8,385	110,084	(3,508)	106,576	140,356	(9,632)	130,724	23,088	(917)	22,171
Income tax expense (benefit)	5,657	(1,020)	4,637	22,251	(762)	21,489	18,811	(1,085)	17,726	(147,765)	(4,732)	(152,497)
Income (loss) from equity method investments	(898)	—	(898)	(908)	—	(908)	72	—	72	(308)	—	(308)
Net income (loss)	$7,682	$(4,832)	$2,850	$86,925	$(2,746)	$84,179	$121,617	$(8,547)	$113,070	$170,545	$3,815	$174,360

Basic net income (loss) per share	$0.02	$(0.01)	$0.01	$0.19	$—	$0.19	$0.27	$(0.02)	$0.25	$0.38	$0.01	$0.39
Diluted net income (loss) per share	$0.02	$(0.01)	$0.01	$0.19	$(0.01)	$0.18	$0.27	$(0.02)	$0.25	$0.38	$—	$0.38

NOTE 22. SUBSEQUENT EVENTS
Share Repurchase Plan
On May 15, 2024, the Company’s board of directors authorized the repurchase of up to $500 million of the Company’s Class C Common Stock through May 31, 2027. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, the Company’s financial condition, results of operations, liquidity and other factors.
Fiscal 2025 Restructuring Plan
On May 15, 2024, the Company's Board of Directors approved a restructuring plan designed to rebalance the Company's costs base to further improve profitability and cash flow generation. In connection with this plan, the Company expects to incur total estimated pre-tax restructuring and related charges of approximately $70 million to $90 million, during Fiscal 2025, primarily consisting of up to approximately:
•$50 million in cash-related charges, consisting of approximately $15 million in employee severance and benefits costs, and $35 million related to various transformational initiatives, and
•$40 million in non-cash charges, consisting of approximately $7 million in employee severance and benefits costs and $33 million in facility, software and other asset-related charges and impairments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting described below.
In addition, management has analyzed the material weaknesses and performed additional analyses and procedures in preparing our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Based on these analyses and procedures, we concluded that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting include policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified material weaknesses in our internal control over financial reporting, as we did not design and maintain effective controls over certain aspects of the period-end financial reporting process, including the review and execution of certain balance sheet account reconciliations, and we did not design and maintain effective controls over the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements.
Although these material weaknesses did not result in a material misstatement of our consolidated financial statements, these material weaknesses resulted in immaterial errors in our consolidated interim and annual financial statements for Fiscal 2024, Fiscal 2023, the Transition Period and Fiscal 2021. Additionally, until we remediate these material weaknesses, they could result in material misstatements to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2024 as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation Efforts
Management, with oversight by the Audit Committee of our Board of Directors, is currently forming a plan to remediate the material weaknesses described above and address each underlying cause. We intend to take the necessary steps to address these material weaknesses. We will design and implement controls to address the underlying causes of the above-described material weaknesses. Our currently planned remediation actions include, but are not limited to, the following:
•Design and execution of enhanced controls, operating at the level of precision necessary to prevent and detect potential material misstatements and to aid in the detection of potential deviations, which may be relied upon in our financial reporting processes;
•Redesign and implementation of the balance sheet account reconciliation policy and approval process, including additional training for teammates and the development of additional controls or control activities, that include the appropriate level of precision around aging, thresholds, support and documentation;
•Redesign and implementation of controls specific to certain balance sheet account reconciliations and the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements; and
•Engagement with outside consultants to assist in certain aspects of the remediation plan.
We believe the measures described above will remediate the material weaknesses and strengthen our internal control over financial reporting. These material weaknesses will not be considered fully remediated until we complete the design and implementation of the applicable controls, and they operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures beyond those remediation measures described above to address control deficiencies, or we may modify certain of the remediation measures described above.

Limitations on the Effectiveness of Internal Control
A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a)As compared to the unaudited selected Fiscal 2024 and 2023 Statements of Operations Data furnished in the Company’s Form 8-K filed with the SEC on May 16, 2024, certain amounts in the unaudited interim consolidated statements of income provided in Note 21 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, have been revised to include other immaterial interim adjustments recorded in Fiscal 2023 and Fiscal 2024. Such revisions were not material and did not affect the Consolidated Financial Statements for Fiscal 2024 or Fiscal 2023.
(b)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2024 Proxy Statement, under the headings "Election of Directors," "Corporate Governance and Related Matters - Board Meetings and Committees." Information required by this Item regarding executive officers is included under "Executive Officers" in Part I of this Annual Report on Form 10-K.
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
Insider Trading Policy
We have adopted the Under Armour Insider Trading Policy, which governs the purchase, sale and other dispositions of Under Armour securities by all of our directors, officers and employees, as well as their spouses, minor children, relatives and other persons who live with them, and any trusts, estates or other entities over which they exercise control or in which they have any beneficial interest. The Under Armour Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as the rules and regulations of the New York Stock Exchange. It prohibits those who are subject to the policy from trading securities of any company, including Under Armour, while in possession of material non-public information, and from buying, selling or gifting Under Armour securities even if not in possession of such information during certain trading blackout periods, subject to limited exceptions. It also prohibits those who are subject to the policy from effecting short sales of Under Armour securities and from engaging in hedging transactions and purchasing or selling derivative securities, such as puts and calls, relating to Under Armour securities. The Under Armour Insider Trading Policy also imposes additional trading restrictions applicable to our directors, executive officers and designated insiders (as defined therein). The foregoing summary of the Under Armour Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Under Armour Insider Trading Policy attached hereto as Exhibit 19.01.

ITEM 11. INFORMATION ABOUT OUR EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2024 Proxy Statement under the headings "Corporate Governance and Related Matters - Compensation of Directors," and "Executive Compensation."
As indicated on the cover page of this Annual Report on Form 10-K, we have included financial statements reflecting the correction of errors to previously issued financial statements. However, to date we have not paid any incentive-based compensation that is subject to our current incentive-based compensation recovery policy, Rule 10D-1(b) of the Securities Exchange Act of 1934, as amended, or Section 303A.14 of the NYSE Listed Company Manual. Accordingly, no “recovery analysis” pursuant to §240.10D-1(b) was required. As will be disclosed in our 2024 Proxy Statement, as a result of these error corrections, although not required, our management voluntarily recommended, and our Human Capital and Compensation Committee of our Board of Directors approved, with respect to any of our current executive officers who received a Fiscal 2023 annual cash incentive award, a reduction of that executive officer's Fiscal 2024 annual cash incentive award in an amount equal to the difference between (i) the amount that was paid to such executive officer based on the previously filed Fiscal 2023 financial statements and (ii) the amount that would have been paid to such executive officer based on the revised Fiscal 2023 financial statements as described in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2024 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners of Shares" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2024 Proxy Statement under the heading "Transactions with Related Persons" and "Corporate Governance and Related Matters - Independence of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2024 Proxy Statement under the heading "Independent Auditors."

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	44

Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023	46

Consolidated Statements of Operations for the Years March 31, 2024 and 2023, the Three Months Ended March 31, 2022, and the Year Ended December 31, 2021	48

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended March 31, 2024 and 2023, the Three Months Ended March 31, 2022, and the Year Ended December 31, 2021	49

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2024 and 2023, the Three Months Ended March 31, 2022, and the Year Ended December 31, 2021	50

Consolidated Statements of Cash Flows for the Years Ended March 31, 2024 and 2023, the Three Months Ended March 31, 2022, and the Year Ended December 31, 2021	51

Notes to the Audited Consolidated Financial Statements	53

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	101
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Amended and Restated Bylaws of Under Armour, Inc. (effective April 1, 2024) (incorporated by reference to Exhibit 3.01 of the Company's Current Report on Form 8-K filed on March 13, 2024).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.01 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 24, 2021).
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04	Indenture, dated as of May 27, 2020, relating to the Company’s 1.50% Convertible Senior Notes due 2024, between the Company and Wilmington Trust, National Association, as Trustee and the Form of 1.50% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.01	Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 8, 2019).

Exhibit No.
10.02	Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).
10.03	Amendment No. 2, dated May 17, 2021, to the Amended and Restated Credit Agreement dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on May 19, 2021).
10.04	Amendment No. 3, dated December 3, 2021, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on December 8, 2021).
10.05	Technical Modification, dated February 24, 2023, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).
10.06	Amendment No. 4, dated March 6, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
10.07	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.08	Form of Accelerated Share Repurchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 25, 2022).
10.09	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*
10.10	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 22, 2019).*
10.11	Amendment One to the Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed on February 8, 2024).*
10.12	Under Armour, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.13	Under Armour, Inc. Executive Severance Program.*
10.14	Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the "2005 Plan") (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 31, 2023).*
10.15	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.16	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.17	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan.*
10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023).*
10.19	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.20	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.21	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*
10.22	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).*

Exhibit No.
10.23	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).*
10.24	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.25	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 22, 2019).*
10.26	Form of Executive Employee Confidentiality, Non-Competition, and Non-Solicitation Agreement by and between the Company and certain executives of the Company.*
10.27	Under Armour, Inc. Fiscal 2025 Non-Employee Director Compensation Plan (the "Director Compensation Plan").*
10.28	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 6, 2006).*
10.29	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.06 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 4, 2011).*
10.30	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010).*
10.31	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 24, 2011).*
10.32	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016).*
10.33	Amendment Three to the Director DSU Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.34	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).*
10.35	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 29, 2016).*
10.36	Separation Agreement between the Company and Stephanie C. Linnartz dated March 10, 2024, including General Release.*
10.37	Employment Offer Letter (including specific contractual obligations), dated December 14, 2022, by and between Stephanie C. Linnartz and the Company (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed on February 8, 2023)*
10.38	Special Restricted Stock Unit Agreement under the 2005 Plan, dated February 27, 2023, between the Company and Stephanie C. Linnartz (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.39	Executive Employee Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 26, 2023, by and between Colin Browne and the Company (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023).*
10.40	Separation Agreement between the Company and David Baxter dated January 29, 2024, including General Release.*
19.01	Under Armour Insider Trading Policy
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
97.01	Under Armour, Inc. Clawback Policy

Exhibit No.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President and Chief Executive Officer
Date: May 29, 2024
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	President and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal financial officer and principal accounting officer)
David E. Bergman

/s/ MOHAMED A. EL-ERIAN	Chair of the Board
Mohamed A. El-Erian

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

/s/ DAVID W. GIBBS	Director
David W. Gibbs

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ PATRICK W. WHITESELL	Director
Patrick W. Whitesell

Dated: May 29, 2024

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended March 31, 2024	$10,813	$6,061	$(1,880)	$14,994
For the year ended March 31, 2023	7,113	5,193	(1,493)	10,813
For the three months ended March 31, 2022 (Transition Period)	7,128	(36)	21	7,113
For the year ended December 31, 2021	20,350	(3,821)	(9,401)	7,128
Sales returns and allowances
For the year ended March 31, 2024	$70,191	$(146,700)	$135,727	$59,218
For the year ended March 31, 2023	70,136	(125,816)	125,871	70,191
For the three months ended March 31, 2022 (Transition Period)	69,070	(23,649)	24,715	70,136
For the year ended December 31, 2021	94,179	(96,632)	71,523	69,070
Deferred tax asset valuation allowance
For the year ended March 31, 2024	$177,026	$116,254	$(18,451)	$274,829
For the year ended March 31, 2023	351,603	6,186	(180,763)	177,026
For the three months ended March 31, 2022 (Transition Period)	318,815	34,142	(1,354)	351,603
For the year ended December 31, 2021	389,026	12,604	(82,815)	318,815