Form 10-Q
period 2024-06-30
Under Armour, Inc.
filed 2024-08-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2024 there were 188,821,994 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 208,858,206 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	June 30, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$884,552	$858,691
Accounts receivable, net (Note 3)	684,695	757,339
Inventories	1,119,599	958,495
Prepaid expenses and other current assets, net	279,140	289,157
Total current assets	2,967,986	2,863,682
Property and equipment, net (Note 4)	671,144	664,503
Operating lease right-of-use assets (Note 5)	418,794	434,699
Goodwill (Note 6)	476,098	478,302
Intangible assets, net (Note 7)	6,433	7,000
Deferred income taxes (Note 18)	228,468	221,033
Other long-term assets	91,588	91,515
Total assets	$4,860,511	$4,760,734
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$—	$80,919
Accounts payable	697,983	483,731
Accrued expenses	697,722	287,853
Customer refund liabilities (Note 12)	130,506	139,283
Operating lease liabilities (Note 5)	134,976	139,331
Other current liabilities	57,104	34,344
Total current liabilities	1,718,291	1,165,461
Long-term debt, net of current maturities (Note 9)	595,384	594,873
Operating lease liabilities, non-current (Note 5)	612,416	627,665
Other long-term liabilities	117,848	219,449
Total liabilities	3,043,939	2,607,448
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2024 and March 31, 2024; 188,802,043 shares issued and outstanding as of June 30, 2024 (March 31, 2024: 188,802,043)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2024 and March 31, 2024	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2024 and March 31, 2024; 208,793,761 shares issued and outstanding as of June 30, 2024 (March 31, 2024: 212,711,353)	69	70
Additional paid-in capital	1,199,163	1,181,854
Retained earnings	694,100	1,048,411
Accumulated other comprehensive income (loss)	(76,834)	(77,123)
Total stockholders' equity	1,816,572	2,153,286
Total liabilities and stockholders' equity	$4,860,511	$4,760,734
Commitments and Contingencies (Note 10)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended June 30,
	2024	2023
Net revenues (Note 12)	$1,183,665	$1,316,965
Cost of goods sold	620,990	705,470
Gross profit	562,675	611,495
Selling, general and administrative expenses	837,317	589,072
Restructuring charges (Note 13)	25,086	—
Income (loss) from operations	(299,728)	22,423
Interest income (expense), net	2,344	(1,626)
Other income (expense), net	(2,730)	(6,060)
Income (loss) before income taxes	(300,114)	14,737
Income tax expense (benefit) (Note 18)	5,149	4,328
Income (loss) from equity method investments	(163)	(399)
Net income (loss)	$(305,426)	$10,010

Basic net income (loss) per share of Class A, B and C common stock (Note 19)	$(0.70)	$0.02
Diluted net income (loss) per share of Class A, B and C common stock (Note 19)	$(0.70)	$0.02

Weighted average common shares outstanding Class A, B and C common stock
Basic	435,693	444,872
Diluted	435,693	454,506
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$(305,426)	$10,010
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,563)	4,553
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(5,835) and $7,185, for the three months ended June 30, 2024 and 2023, respectively.	17,616	(8,256)
Gain (loss) on intra-entity foreign currency transactions	(764)	(8,382)
Total other comprehensive income (loss)	289	(12,085)
Comprehensive income (loss)	$(305,137)	$(2,075)
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$897,306	$(67,842)	$1,966,147
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(301)	—	—	(2,104)	—	(2,104)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,014	—	870	—	—	870
Stock-based compensation expense	—	—	—	—	—	—	11,777	—	—	11,777
Comprehensive income (loss)	—	—	—	—	—	—	—	10,010	(12,085)	(2,075)
Balance as of June 30, 2023	188,705	$63	34,450	$11	222,060	$73	$1,149,183	$905,212	$(79,927)	$1,974,615

Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,194)	—	—	(7,944)	—	(7,944)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(200)	—	—	(200)
Class C Common Stock repurchased	—	—	—	—	(5,940)	(2)	943	(40,941)	—	(40,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,217	1	642	—	—	643
Stock-based compensation expense	—	—	—	—	—	—	15,924	—	—	15,924
Comprehensive income (loss)	—	—	—	—	—	—	—	(305,426)	289	(305,137)
Balance as of June 30, 2024	188,802	$63	34,450	$11	208,794	$69	$1,199,163	$694,100	$(76,834)	$1,816,572

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(305,426)	$10,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	32,830	34,695
Unrealized foreign currency exchange rate (gain) loss	1,610	8,230
Loss on disposal of property and equipment	379	405
Non-cash restructuring and impairment charges	8,038	—
Amortization of bond premium and debt issuance costs	511	548
Stock-based compensation	15,924	11,777
Deferred income taxes	7,071	(8,756)
Changes in reserves and allowances	(22)	12,005
Changes in operating assets and liabilities:
Accounts receivable	71,014	63,725
Inventories	(162,623)	(145,023)
Prepaid expenses and other assets	(34,830)	(10,148)
Other non-current assets	13,837	28,715
Accounts payable	200,289	46,854
Accrued expenses and other liabilities	320,270	(46,795)
Customer refund liabilities	(9,007)	(24,472)
Income taxes payable and receivable	(6,890)	12,223
Net cash provided by (used in) operating activities	152,975	(6,007)
Cash flows from investing activities
Purchases of property and equipment	(45,681)	(32,553)
Sale of MyFitnessPal platform	50,000	45,000
Net cash provided by (used in) investing activities	4,319	12,447
Cash flows from financing activities
Common shares repurchased	(40,000)	—
Repayment of long-term debt	(80,919)	—
Employee taxes paid for shares withheld for income taxes	(7,944)	(2,104)
Proceeds from exercise of stock options and other stock issuances	643	870
Net cash provided by (used in) financing activities	(128,220)	(1,234)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,830)	(12,087)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,244	(6,881)
Cash, cash equivalents and restricted cash
Beginning of period	876,917	726,745
End of period	$903,161	$719,864

Non-cash investing and financing activities
Change in accrual for property and equipment	$(4,670)	$(11,547)

Reconciliation of cash, cash equivalents and restricted cash	June 30, 2024	June 30, 2023
Cash and cash equivalents	$884,552	$702,610
Restricted cash	18,609	17,254
Total cash, cash equivalents and restricted cash	$903,161	$719,864
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
The unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("Fiscal 2024"), filed with the SEC on May 29, 2024 ("Annual Report on Form 10-K for Fiscal 2024"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2025 ("Fiscal 2025"), or any other portions thereof.
Reclassifications
Certain prior period comparative amounts have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not affect the unaudited Condensed Consolidated Financial Statements.
Revisions to previously issued financial statements
As previously disclosed in the Company's Annual Report on Form 10-K for Fiscal 2024, the Company identified and corrected certain accounting errors. Using the guidance in Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated whether its previously issued consolidated financial statements were materially misstated due to these errors. Based upon the evaluation of both quantitative and qualitative factors, the Company concluded that the effects of these errors were not material individually or in the aggregate to any previously reported quarterly or annual period. However, the Company revised its previously issued annual consolidated financial statements to correct these errors. See Note 1 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for Fiscal 2024, filed with the SEC on May 29, 2024 for additional details.
The following tables set forth the Company’s revisions to the unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023. The unaudited Condensed Consolidated Financial Statements and accompanying notes included within this Quarterly Report on Form 10-Q have been revised to reflect these corrections.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised
Net revenues	$1,317,012	$(47)	$1,316,965
Cost of goods sold	709,276	(3,806)	705,470
Gross profit	607,736	3,759	611,495
Selling, general and administrative expenses	586,806	2,266	589,072
Income (loss) from operations	20,930	1,493	22,423
Interest income (expense), net	(1,626)	—	(1,626)
Other income (expense), net	(6,385)	325	(6,060)
Income (loss) before income taxes	12,919	1,818	14,737
Income tax expense (benefit)	3,971	357	4,328
Income (loss) from equity method investments	(399)	—	(399)
Net income (loss)	$8,549	$1,461	$10,010

Basic net income (loss) per share	$0.02	$—	$0.02
Diluted net income (loss) per share	$0.02	$—	$0.02

Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net income (loss)	$8,549	$1,461	$10,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	36,169	(1,474)	34,695
Unrealized foreign currency exchange rate (gain) loss	8,230	—	8,230
Loss on disposal of property and equipment	405	—	405
Amortization of bond premium and debt issuance costs	548	—	548
Stock-based compensation	11,777	—	11,777
Deferred income taxes	(8,756)	—	(8,756)
Changes in reserves and allowances	12,005	—	12,005
Changes in operating assets and liabilities:
Accounts receivable	63,059	666	63,725
Inventories	(140,213)	(4,810)	(145,023)
Prepaid expenses and other assets	(7,206)	(2,942)	(10,148)
Other non-current assets	30,155	(1,440)	28,715
Accounts payable	46,854	—	46,854
Accrued expenses and other liabilities	(47,939)	1,144	(46,795)
Customer refund liability	(24,472)		(24,472)
Income taxes payable and receivable	11,866	357	12,223
Net cash provided by (used in) operating activities	1,031	(7,038)	(6,007)
Cash flows from investing activities
Purchases of property and equipment	(39,591)	7,038	(32,553)
Sale of MyFitnessPal platform	45,000	—	45,000
Net cash provided by (used in) investing activities	5,409	7,038	12,447
Cash flows from financing activities
Net cash provided by (used in) financing activities	(1,234)	—	(1,234)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,087)	—	(12,087)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,881)	—	(6,881)
Cash, cash equivalents and restricted cash
Beginning of period	727,726	—	726,745
End of period	$720,845	$—	$719,864

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
As the impacts of major global events continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for Fiscal 2024.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). There were no ASUs adopted during the first quarter of Fiscal 2025.
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 on April 1, 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which was adopted on April 1, 2024 and will be effective for the Company's Annual Report on Form 10-K for Fiscal 2025. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements. Refer to Note 8 of these Condensed Consolidated Financial Statements for a discussion of the Company's supply chain finance program.
Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and, other than those described below, determined them to be either not applicable or expected to have no material impact on its Condensed Consolidated Financial Statements and related disclosures.
Reportable Segments
In November 2023, the FASB issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosures about an entity’s reportable segments, including more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for the Company's Fiscal 2025 annual period and interim periods thereafter. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
Income Tax
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

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of June 30, 2024, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

Allowance for doubtful accounts - within accounts receivable, net
Balance as of March 31, 2024	$14,994
Increases to costs and expenses	860
Write-offs, net of recoveries	(433)
Balance as of June 30, 2024	$15,421

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of June 30, 2024	As of March 31, 2024
Leasehold and tenant improvements	$498,647	$495,181
Furniture, fixtures and displays	301,692	301,897
Buildings	68,230	68,230
Software	350,533	350,811
Office equipment	141,318	139,223
Plant equipment	178,291	178,316
Land	82,410	82,410
Construction in progress (1)	211,566	175,960
Other	22,129	28,910
Subtotal property and equipment	1,854,816	1,820,938
Accumulated depreciation	(1,183,672)	(1,156,435)
Property and equipment, net	$671,144	$664,503
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment was $32.5 million for the three months ended June 30, 2024 (three months ended June 30, 2023: $34.3 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038. Short-term lease payments were not material for the three months ended June 30, 2024 and 2023.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. The following table illustrates operating and variable lease costs, included in selling, general and administrative expenses and certain costs relating to lease assets held solely for sublet purposes, included in other income (expense), net within the Company's Condensed Consolidated Statements of Operations, for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Operating lease costs	$37,793	$37,892
Variable lease costs	$21,501	$20,108

As previously disclosed, historically, variable lease costs primarily consisted of lease payments dependent on sales in Brand and Factory House stores. Prior period amounts, included in the table above, have been revised to also include other non-lease components payable to the lessor. Additionally, certain amounts previously disclosed as operating lease costs in error have been corrected to be classified as variable lease costs. This presentation change did not affect total lease related costs recorded within the Company's Condensed Consolidated Statements of Operations.
There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. The Company also subleases certain excess office facilities and warehouse space to third parties. Sublease income is not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2024	As of March 31, 2024
Weighted average remaining lease term (in years)	7.53	7.62
Weighted average discount rate	4.94%	4.95%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three Months Ended June 30,
	2024	2023
Operating cash outflows from operating leases	$46,589	$43,614
Leased assets obtained in exchange for new operating lease liabilities	$13,555	$5,380
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of June 30, 2024:

Fiscal year ending March 31,
2025 (nine months ending)	$132,130
2026	146,656
2027	123,974
2028	104,275
2029	71,846
2030 and thereafter	311,380
Total lease payments	$890,261
Less: Interest	142,869
Total present value of lease liabilities	$747,392
As of June 30, 2024, the Company has additional operating lease obligations that have not yet commenced of approximately $83.7 million, which are not reflected in the table above. This amount includes approximately $58.0 million relating to an agreement entered into during Fiscal 2024 with a new third-party logistics provider to operate a distribution center in the Netherlands, which has been assessed as containing a lease and is expected to commence in February 2026.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Latin America	Total
Balance as of March 31, 2024	$301,371	$101,958	$74,973	$—	$478,302
Effect of currency translation adjustment	—	(876)	(1,328)	—	(2,204)
Balance as of June 30, 2024	$301,371	$101,082	$73,645	$—	$476,098

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of June 30, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	8,521	(5,994)	2,527
Lease-related intangible assets	1-15	1,646	(1,575)	71
Total		$10,167	$(7,569)	$2,598
Indefinite-lived intangible assets				3,835
Intangible assets, net				$6,433

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,609	$(5,708)	$2,901
Lease-related intangible assets	1-15	1,756	(1,677)	79
Total		$10,365	$(7,385)	$2,980
Indefinite-lived intangible assets				4,020
Intangible assets, net				$7,000
Amortization expense, which is included in selling, general and administrative expenses, was $0.4 million for the three months ended June 30, 2024 (three months ended June 30, 2023: $0.4 million).
The following is the estimated future amortization expense for the Company's intangible assets as of June 30, 2024:

Fiscal year ending March 31,
2025 (nine months ending)	$1,164
2026	1,425
2027	9
2028	—
2029	—
2030 and thereafter	—
Total amortization expense of intangible assets	$2,598

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
The Company’s outstanding payment obligations under this program were $250.2 million as of June 30, 2024 (March 31, 2024: $159.4 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of June 30, 2024	As of March 31, 2024
1.50% Convertible Senior Notes due 2024	$—	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	600,000	680,919

Unamortized debt discount on Senior Notes	(497)	(560)
Unamortized debt issuance costs - Convertible Senior Notes	—	(16)
Unamortized debt issuance costs - Senior Notes	(1,054)	(1,189)
Unamortized debt issuance costs - Credit facility	(3,065)	(3,362)
Total amount outstanding	595,384	675,792
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	—	80,919

Non-current portion of long-term debt	$595,384	$594,873
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). Subsequent to the quarter end, in July 2024, the Company entered into the fifth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of June 30, 2024 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2024, $4.2 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. The Company was in compliance with the applicable covenants for the quarter ended June 30, 2024. In July 2024, the Company entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Company's Class Action Securities litigation described in Note 10 of these Condensed Consolidated Financial Statements.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2024, the commitment fee was 17.5 basis points.
1.50% Convertible Senior Notes
On June 1, 2024, the Company's previously outstanding $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") matured. The Convertible Senior Notes bore interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. Upon maturity, the Company repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding, plus $0.6 million of accrued interest, using cash on hand. No holders exercised their rights to convert prior to maturity.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $5.7 million for three months ended June 30, 2024 (three months ended June 30, 2023: $5.8 million).

Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of June 30, 2024:

Fiscal year ending March 31,
2025 (nine months ending)	$—
2026	—
2027	600,000
2028	—
2029	—
2030 and thereafter	—
Total scheduled maturities of long-term debt	$600,000

Current maturities of long-term debt	$—
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

On June 20, 2024, the defendants reached an agreement with the plaintiffs to enter into a settlement resolving the Consolidated Securities Action (the “Settlement”). Under the terms of the Settlement, the Company will pay or will cause to be paid an amount equal to $434 million to the members of the class. In addition, the Company will agree to two additional, non-monetary provisions, specifically to continue to separate the roles of Chair and Chief Executive Officer for a period of at least three years beginning on the date that the court order approving the settlement and dismissing the Consolidated Securities Action becomes final and non-appealable (the “Three-Year Period”), and that all restricted stock or restricted stock units granted by the Company to its Chief Executive Officer, Chief Financial Officer and Chief Legal Officer during the Three-Year Period include a performance-based vesting condition to be set by the Human Capital and Compensation Committee of the Company’s Board of Directors. In exchange, the plaintiffs and the Class will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Consolidated Securities Action.
On July 12, 2024, the parties executed a formal stipulation of settlement documenting the terms of the Settlement. On July 15, 2024, the plaintiffs filed an unopposed motion in the District Court seeking preliminary approval of the Settlement. On July 22, 2024, the District Court granted that motion and entered an order preliminarily approving the Settlement and scheduling a final approval hearing on November 7, 2024.
By entering into the Settlement, the defendants are in no way conceding or admitting liability for any of the claims that were or could have been asserted in the Consolidated Securities Action. The defendants expressly have denied and continue to deny each and all of the claims asserted in the Consolidated Securities Action, and entered into the Settlement to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Consolidated Securities Action.
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
In February 2024, Paul filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") from the decisions by the District Court on September 27, 2023 and January 9, 2024. Briefing on the appeal began on April 24, 2024 and was completed as of July 22, 2024. No decision has been issued in the appeal, which remains pending before the Fourth Circuit.

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
As of June 30, 2024, the Company has recorded an accrual of $434 million in respect of legal proceeding contingencies, which is included in accrued expenses on the Company's Condensed Consolidated Balance Sheets, as well as $60 million of insurance receivables related to the settlement of this matter. In August 2024, the Company utilized a combination of balance sheet cash and insurance receivables to fund the Settlement.
In addition, in connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the settlement amount, as previously disclosed, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision. If the District Court’s decision is appealed by the insurance carriers and the appeals court were to reverse the District Court’s decision, the Company may be required to repay the settlement amount funded by the insurance carriers, as well as any defense costs from the Consolidated Securities Action paid by these carriers. The Company currently expects that $50 million of the insurance receivables recognized as of June 30, 2024 remains subject to appeal by the insurance carriers. Under Armour has opposed the insurance carriers’ motion, and briefing on the motion was completed on May 23, 2024.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of June 30, 2024. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of June 30, 2024. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
Share Repurchase Program
On May 15, 2024, the Company's Board of Directors authorized the Company to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of the Company's Class C Common Stock through May 31, 2027. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, the Company's financial condition, results of operations, liquidity and other factors.
During the three months ended June 30, 2024, under the above authorization, the Company entered into a supplemental confirmation (the "May 2024 ASR Agreement") of an accelerated share repurchase transaction with Citigroup Global Markets Inc. ("Citigroup") to repurchase $40.0 million of the Company's Class C Common Stock, and received a total of 5.9 million shares of Class C Common Stock from Citigroup, which were immediately retired. As a result, $40.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. Additionally, the Company accrued $0.2 million of excise tax in connection with the May 2024 ASR Agreement share repurchase, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024.
No shares were repurchased during the three months ended June 30, 2023, under the Company's previously approved $500 million share repurchase program which was completed in December 2023.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended June 30,
	2024	2023
Apparel	$757,792	$824,613
Footwear	310,389	363,670
Accessories	92,545	97,862
Net Sales	1,160,726	1,286,145
License revenues	21,671	25,072
Corporate Other	1,268	5,748
Total net revenues	$1,183,665	$1,316,965

	Three Months Ended June 30,
	2024	2023
Wholesale	$680,513	$741,958
Direct-to-consumer	480,213	544,187
Net Sales	1,160,726	1,286,145
License revenues	21,671	25,072
Corporate Other	1,268	5,748
Total net revenues	$1,183,665	$1,316,965

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

	As of June 30, 2024	As of March 31, 2024
Customer refund liability	$130,506	$139,283
Inventory associated with reserves for sales returns	$24,990	$29,514
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of (i) gift cards, which are included in accrued expenses on the Company's Condensed Consolidated Balance Sheets, and (ii) points associated with the loyalty programs and payments received in advance of revenue recognition for subscriptions for the Company's digital fitness applications and royalty arrangements, which are included in other current liabilities on the Company's Condensed Consolidated Balance Sheets.
The following table summarizes the change in the contract liabilities balance during the three months ended June 30, 2024, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2024	$26,322
Revenues deferred	12,615
Revenues recognized(1)	(9,930)
Foreign exchange and other	164
Balance as of June 30, 2024	$29,171
(1) Includes approximately $2.7 million of revenue from gift cards and subscriptions that was previously included in contract liabilities as of March 31, 2024. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 13. RESTRUCTURING AND RELATED CHARGES
On May 15, 2024, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to rebalance the Company's cost base to further improve profitability and cash flow generation. In connection with this plan, the Company expects to incur total estimated pre-tax restructuring and related charges in the range of $70 million to $90 million during Fiscal 2025 primarily consisting of up to approximately:
•$50 million in cash-related charges, consisting of approximately $15 million in employee severance and benefits costs, and $35 million related to various transformational initiatives; and
•$40 million in non-cash charges consisting of approximately $7 million in employee severance and benefits costs and $33 million in facility, software and other asset-related charges and impairments.
Restructuring and related charges are included in the Company's Corporate Other segment. The summary of the costs recorded during the three months ended June 30, 2024 as well as the Company's current estimates of the amount expected to be incurred during the remainder of Fiscal 2025 in connection with the 2025 restructuring plan is as follows:

		Estimated Restructuring and Related Charges (1)
	Three Months Ended June 30, 2024	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Property and equipment impairments	$3,883
Operating lease right of use asset impairments	4,155
Employee related costs	10,345
Other restructuring costs	6,703
Total costs recorded in restructuring charges	$25,086	$23,914	$49,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	8,522
Other transformation initiatives	135
Total costs recorded in selling, general and administrative expenses	$8,657	$32,343	$41,000
Total restructuring and related charges	$33,743	$56,257	$90,000
(1) Estimated restructuring and related charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be taken by the Company during Fiscal 2025 in connection with the 2025 restructuring plan.

Restructuring and related charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. The restructuring reserve is recorded within current liabilities on the Condensed Consolidated Balance Sheets. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available.
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the three months ended June 30, 2024 is as follows:

	Employee Related Costs	Other Restructuring Related Costs
Balance as of March 31, 2024	$—	$—
Net additions (recoveries) charged to expense(1)	10,345	6,703
Cash payments	(3,151)	—
Foreign exchange and other	(13)	—
Balance as of June 30, 2024	$7,181	$6,703
(1) Amount excludes $3.9 million of property and equipment impairment charges and $4.2 million of operating lease right of use asset impairment charges.

NOTE 14. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense of $3.6 million during the three months ended June 30, 2024 (three months ended June 30, 2023: $3.4 million).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of June 30, 2024, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Condensed Consolidated Balance Sheets, were $15.9 million (March 31, 2024: $16.2 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of June 30, 2024, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $8.6 million (March 31, 2024: $9.1 million). These assets are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets.
Refer to Note 16 of these Condensed Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 15. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of June 30, 2024, 8.3 million Class A shares and 28.3 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three months ended June 30, 2024 was $14.4 million (three months ended June 30, 2023: $10.3 million). As of June 30, 2024, the Company had $82.1 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.37 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of June 30, 2024. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 0.8 million deferred stock units outstanding as of June 30, 2024.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of June 30, 2024, 2.7 million Class A shares and 0.5 million Class C shares are available for future purchases under the ESPPs. During the three months ended June 30, 2024, 0.1 million Class C shares were purchased under the ESPPs (three months ended June 30, 2023: 0.1 million).
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
Total stock-based compensation expense related to these awards for the three months ended June 30, 2024 was $1.9 million (three months ended June 30, 2023: $2.3 million). As of June 30, 2024, the Company had $69.1 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 10.07 years.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the three months ended June 30, 2024 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2024	1,578	$19.44	3.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2024	1,578	$19.44	3.57	$—
Options exercisable at June 30, 2024	1,578	$19.44	3.57	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the three months ended June 30, 2024 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	20,776	$8.58
Granted	7,970	6.12
Forfeited	(1,987)	7.67
Vested	(3,125)	9.22
Outstanding at June 30, 2024	23,634	$7.74
The awards outstanding at June 30, 2024 in the table above includes 1.0 million, 1.0 million and 0.5 million of performance-based restricted stock units with financial performance conditions that were awarded to certain executives and key employees under the 2005 Plan during the three months ended June 30, 2024, Fiscal 2024 and Fiscal 2023, respectively. The performance-based restricted stock units with financial performance conditions awarded during three months ended June 30, 2024, Fiscal 2024 and Fiscal 2023 have a weighted average fair value of $6.78, $6.93 and $9.13, respectively, and have vesting that is tied to the achievement of certain annual revenue and operating income targets.
As of June 30, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units granted during Fiscal 2024 and Fiscal 2023 to be improbable and as such no stock-based compensation expense was recorded during the three months ended June 30, 2024.
As of June 30, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during the three months ended June 30, 2024 to be probable and recorded stock-based compensation expense of $0.3 million related to these awards.
The Company assesses the probability of the achievement of the revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.
The awards outstanding at June 30, 2024 in the table above also include 2.0 million of performance-based restricted stock units awarded to the Company's President and CEO under the 2005 plan during the three months ended June 30, 2024 that are based on market performance conditions. The performance-based restricted stock units based on market conditions have a weighted average fair value of $4.13 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model. The Company recorded $0.2 million of compensation expense related to these awards during the three months ended June 30, 2024.

NOTE 16. FAIR VALUE MEASUREMENTS
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

	June 30, 2024			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 17)	$—	$16,568	$—	$—	$(4,643)	$—
TOLI policies held by the Rabbi Trust (see Note 14)	$—	$8,558	$—	$—	$9,105	$—
Deferred Compensation Plan obligations (see Note 14)	$—	$(15,880)	$—	$—	$(16,151)	$—
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
Fair value of Long-Term Debt
The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of June 30, 2024, the fair value of the Senior Notes was $568.3 million (March 31, 2024: $569.1 million).
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

NOTE 17. RISK MANAGEMENT AND DERIVATIVES
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2024, the Company has hedge instruments primarily for:
•British Pound/U.S. Dollar;
•Euro/U.S. Dollar;
•U.S. Dollar/Chinese Renminbi;
•U.S. Dollar/Canadian Dollar;
•U.S. Dollar/Mexican Peso; and
•U.S. Dollar/Korean Won.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.
The following table presents the fair values of derivative instruments within the Condensed Consolidated Balance Sheets. Refer to Note 16 of these Condensed Consolidated Financial Statements for a discussion of the fair value measurements.

	Balance Sheet Classification	June 30, 2024	March 31, 2024
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$18,163	$10,477
Foreign currency contracts	Other long-term assets	5,403	2,760
Total derivative assets designated as hedging instruments		$23,566	$13,237

Foreign currency contracts	Other current liabilities	$7,800	$17,761
Foreign currency contracts	Other long-term liabilities	219	1,171
Total derivative liabilities designated as hedging instruments		$8,019	$18,932

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$228	$559
Total derivative assets not designated as hedging instruments		$228	$559

Foreign currency contracts	Other current liabilities	$13	$600
Foreign currency contracts	Other long-term liabilities	—	—
Total derivative liabilities not designated as hedging instruments		$13	$600

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended June 30,
	2024		2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,183,665	$75	$1,316,965	$4,475
Cost of goods sold	$620,990	$(3,161)	$705,470	$294
Interest income (expense), net	$2,344	$(9)	$(1,626)	$(9)
Other income (expense), net	$(2,730)	$—	$(6,060)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2024
Foreign currency contracts	$(10,645)	$20,356	$(3,086)	$12,797
Interest rate swaps	(422)	—	(9)	(413)
Total designated as cash flow hedges	$(11,067)	$20,356	$(3,095)	$12,384

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2023
Foreign currency contracts	$(4,764)	$(10,681)	$4,769	$(20,214)
Interest rate swaps	(458)	—	(9)	(449)
Total designated as cash flow hedges	$(5,222)	$(10,681)	$4,760	$(20,663)

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended June 30,
	2024		2023
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(2,730)	$1,051	$(6,060)	$(2,312)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2024, the aggregate notional value of the Company's outstanding cash flow hedges was $1,282.5 million (March 31, 2024: $1,199.1 million), with contract maturities ranging from one to twenty-four months.
The Company may enter into long-term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 9 of these Condensed Consolidated Financial Statements for a discussion of long-term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Condensed Consolidated Statements of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2024, the total notional value of the Company's outstanding undesignated derivative instruments was $197.2 million (March 31, 2024: $449.0 million).
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
NOTE 18. PROVISION FOR INCOME TAXES
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
The effective rates for income taxes were (1.7)% and 29.4% for the three months ended June 30, 2024 and 2023, respectively. The decrease in the Company's effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal Year 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2024, for U.S. states and certain foreign taxing jurisdictions, the Company believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 19. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,
	2024	2023
Numerator
Net income (loss) - Basic	$(305,426)	$10,010
Interest on Convertible Senior Notes due 2024, net of tax (1)(2)	—	225
Net income (loss) - Diluted	$(305,426)	$10,235
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	435,693	444,872
Dilutive effect of Class A, B, and C securities (1)	—	1,392
Dilutive effect of Convertible Senior Notes due 2024 (1)(2)	—	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	435,693	454,506

Class A and Class C securities excluded as anti-dilutive (3)	17,980	22,592

Basic net income (loss) per share of Class A, B and C common stock	$(0.70)	$0.02
Diluted net income (loss) per share of Class A, B and C common stock	$(0.70)	$0.02
(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options, restricted stock units, or effects from the Convertible Senior Notes due 2024 are included in the computation of diluted earnings per share during periods when the Company is in the net loss position, as their effect would be anti-dilutive.
(2) The Company's Convertible Senior Notes matured on June 1, 2024. Upon maturity, the Company repaid the approximately $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding using cash on hand. Refer to Note 9 of these Condensed Consolidated Financial Statements for additional details.
(3) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 20. SEGMENT DATA
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

	Three Months Ended June 30,
	2024	2023
Net revenues
North America	$709,260	$826,605
EMEA	226,892	226,641
Asia-Pacific	181,836	202,232
Latin America	64,409	55,739
Corporate Other	1,268	5,748
Total net revenues	$1,183,665	$1,316,965

	Three Months Ended June 30,
	2024	2023
Operating income (loss)
North America	$147,889	$160,714
EMEA	20,456	29,779
Asia-Pacific	9,935	15,398
Latin America	15,171	5,777
Corporate Other(1)	(493,179)	(189,245)
Total operating income (loss)	(299,728)	22,423
Interest income (expense), net	2,344	(1,626)
Other income (expense), net	(2,730)	(6,060)
Income (loss) before income taxes	$(300,114)	$14,737
(1) Results for the three months ended June 30, 2024, include $274 million of litigation expense, net of an insurance receivable, related to the settlement of the Class Action Securities litigation. Refer to Note 10 of these Condensed Consolidated Financial Statements for additional details.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q, which include the revisions for the previously disclosed accounting corrections, and in our Annual Report on Form 10-K for Fiscal 2024, filed with the Securities Exchange Commission ("SEC") on May 29, 2024, under the captions "Business" and "Risk Factors".
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
All dollar and percentage comparisons made herein refer to three months ended June 30, 2024 with the three months ended June 30, 2023, unless otherwise noted.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2024. These factors include without limitation:
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
•our ability to remediate the material weaknesses discussed elsewhere in this Quarterly Report on Form 10-Q; and
•our potential exposure to and the financial impact of litigation and other proceedings, including those legal proceedings discussed elsewhere in this Quarterly Report on Form 10-Q.
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
Quarterly Results
During the three months ended June 30, 2024, we continued to face a challenging retail environment, particularly in North America, that included lower demand in our wholesale channel, in addition to the impacts of proactive strategies to reduce discounting and promotional activity in our direct-to-consumer channel, particularly in e-commerce. We also faced a challenging retail environment in our Asia-Pacific region.
Financial highlights for three months ended June 30, 2024 as compared to three months ended June 30, 2023 include:
•Total net revenues decreased 10.1%.
•Within our channels, wholesale revenue decreased 8.3% and direct-to-consumer revenue decreased 11.8%.
•Within our product categories, apparel revenue decreased 8.1%, footwear revenue decreased 14.7%, and accessories revenue decreased 5.4%.
•Net revenue decreased 14.2% in North America, increased 0.1% in EMEA, decreased 10.1% in Asia-Pacific, and increased 15.6% in Latin America.
•Gross margin increased 110 basis points to 47.5%.
•Selling, general and administrative expenses increased 42.1% due to a $274 million increase in litigation expense, net of an insurance receivable, related to the settlement of the Class Action Securities litigation.

2025 Restructuring Plan
On May 15, 2024, our Board of Directors approved a restructuring plan designed to rebalance our cost base to further improve profitability and cash flow generation. In connection with this plan, we expect to incur total estimated pre-tax restructuring and related charges of approximately $70 million to $90 million during Fiscal 2025, primarily consisting of up to approximately:
•$50 million in cash-related charges, consisting of approximately $15 million in employee severance and benefits costs, and $35 million related to various transformational initiatives; and
•$40 million in non-cash charges consisting of approximately $7 million in employee severance and benefits costs and $33 million in facility, software and other asset-related charges and impairments.

The summary of the costs recorded during the three months ended June 30, 2024 as well as our current estimates of the amount expected to be incurred during the remainder of Fiscal 2025 in connection with the 2025 restructuring plan is as follows:

		Estimated Restructuring and Related Charges (1)
(In thousands)	Three Months Ended June 30, 2024	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Property and equipment impairments	$3,883
Operating lease right of use asset impairments	4,155
Employee related costs	10,345
Other restructuring costs	6,703
Total costs recorded in restructuring charges	$25,086	$23,914	$49,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	8,522
Other transformation initiatives	135
Total costs recorded in selling, general and administrative expenses	$8,657	$32,343	$41,000
Total restructuring and related charges	$33,743	$56,257	$90,000
(1) Estimated restructuring and related charges to be incurred reflect the high-end of the range of the estimated remaining charges expected to be incurred during Fiscal 2025 in connection with the 2025 restructuring plan.

Restructuring charges and recoveries require us to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available.
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
See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Item 1A of our Annual Report on Form 10-K for Fiscal 2024.

RESULTS OF OPERATIONS
During Fiscal 2024, we identified and corrected certain accounting errors, primarily related to cost of goods sold and selling, general and administrative expenses on the Consolidated Statement of Operations, as well as corresponding impacts to our other Consolidated Financial Statements. The impacts of these revisions were not material to our previously filed financial statements. Information presented in the tables below for the three months ended June 30, 2023 has been revised to reflect these corrections. See Note 1 of these Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Three Months Ended June 30,
	2024	2023
Net revenues	$1,183,665	$1,316,965
Cost of goods sold	620,990	705,470
Gross profit	562,675	611,495
Selling, general and administrative expenses	837,317	589,072
Restructuring charges	25,086	—
Income (loss) from operations	(299,728)	22,423
Interest income (expense), net	2,344	(1,626)
Other income (expense), net	(2,730)	(6,060)
Income (loss) before income taxes	(300,114)	14,737
Income tax expense (benefit)	5,149	4,328
Income (loss) from equity method investments	(163)	(399)
Net income (loss)	$(305,426)	$10,010

	Three Months Ended June 30,
(As a percentage of net revenues)	2024	2023
Net revenues	100.0%	100.0%
Cost of goods sold	52.5%	53.6%
Gross profit	47.5%	46.4%
Selling, general and administrative expenses	70.7%	44.7%
Restructuring charges	2.1%	—%
Income (loss) from operations	(25.3)%	1.7%
Interest income (expense), net	0.2%	(0.1)%
Other income (expense), net	(0.2)%	(0.5)%
Income (loss) before income taxes	(25.4)%	1.1%
Income tax expense (benefit)	0.4%	0.3%
Income (loss) from equity method investments	—%	—%
Net income (loss)	(25.8)%	0.8%

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

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$757,792	$824,613	$(66,821)	(8.1)%
Footwear	310,389	363,670	(53,281)	(14.7)%
Accessories	92,545	97,862	(5,317)	(5.4)%
Net Sales	1,160,726	1,286,145	(125,419)	(9.8)%
License revenues	21,671	25,072	(3,401)	(13.6)%
Corporate Other (1)	1,268	5,748	(4,480)	(77.9)%
Total net revenues	$1,183,665	$1,316,965	$(133,300)	(10.1)%

Net Revenues by Distribution Channel
Wholesale	$680,513	$741,958	$(61,445)	(8.3)%
Direct-to-consumer	480,213	544,187	(63,974)	(11.8)%
Net Sales	1,160,726	1,286,145	(125,419)	(9.8)%
License revenues	21,671	25,072	(3,401)	(13.6)%
Corporate Other (1)	1,268	5,748	(4,480)	(77.9)%
Total net revenues	$1,183,665	$1,316,965	$(133,300)	(10.1)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, subscription revenues from MMR and revenue from other digital business opportunities.

Net Sales
Net sales decreased by $125.4 million, or 9.8%, to $1,160.7 million during the three months ended June 30, 2024, from $1,286.1 million during the three months ended June 30, 2023. Apparel decreased primarily due to lower unit sales and unfavorable channel mix, partially offset by higher average selling prices. Footwear decreased primarily due to lower unit sales, partially offset by higher average selling prices. Accessories decreased primarily due to lower unit sales, partially offset by higher average selling prices. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues decreased by $3.4 million or 13.6%, to $21.7 million during the three months ended June 30, 2024, from $25.1 million during the three months ended June 30, 2023. This was primarily due to lower revenues from our licensing partners in North America and our Japanese licensee.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $17.5 million for the three months ended June 30, 2024 (three months ended June 30, 2023: $18.4 million).
Gross profit decreased by $48.8 million to $562.7 million during the three months ended June 30, 2024, as compared to $611.5 million during the three months ended June 30, 2023. Gross profit as a percentage of net revenues, or gross margin, increased to 47.5% from 46.4%. This increase in gross margin of 110 basis points was primarily driven by favorable impacts of approximately 170 basis points of pricing benefits from lower levels of discounting and promotions within our direct-to-consumer channel and approximately 40 basis points from supply chain benefits related to lower products costs and lower inventory reserves. These benefits were partially offset by unfavorable impacts of approximately 60 basis points from unfavorable regional and channel mix; and 50 basis points from changes in foreign currency.
We expect the trends listed above to continue through the remainder of Fiscal 2025, but to a lesser extent.
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

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
Selling, General and Administrative Expenses	$837,317	$589,072	$248,245	42.1%
Selling, general and administrative expenses increased by $248.2 million, or 42.1%, during three months ended June 30, 2024 as compared to three months ended June 30, 2023. Within selling, general and administrative expense:
•Marketing costs decreased $18.7 million or 13.3%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 10.3% from 10.6%.
•Other costs increased $266.9 million or 59.4%, primarily driven by higher litigation reserve in connection with the recently announced Memorandum of Understanding (the "MOU") with plaintiffs containing the material terms of a settlement resolving the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, other costs increased due to transformational charges recorded in connection with the 2025 restructuring plan. See Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. As a percentage of net revenues, other costs increased to 60.5% from 34.1%.
As a percentage of net revenues, selling, general and administrative expenses increased to 70.7% during the three months ended June 30, 2024 as compared to 44.7% in during the three months ended June 30, 2023.
Restructuring Charges
On May 15, 2024, our Board of Directors approved a restructuring plan designed to rebalance our cost base to further improve profitability and cash flow generation. Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, various transformational initiatives and facility, software and other asset-related charges and impairments.

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
Restructuring charges	$25,086	$—	$25,086	100.0%
Restructuring charges increased by $25.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to $10.3 million of employee related charges, $8.0 million of non-cash impairment charges and $6.7 million of other restructuring costs. See Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Interest Income (Expense), net
Interest income (expense), net is primarily comprised of interest income earned on our cash and cash equivalents, offset by interest incurred on our debt facilities. See Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
Interest income (expense), net	$2,344	$(1,626)	$3,970	244.2%
Interest income, net increased by $4.0 million to $2.3 million during the three months ended June 30, 2024. This was primarily due to an increase in interest income of $3.8 million, resulting from higher interest rates, and a decrease in interest expense of $0.2 million.
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

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
Other income (expense), net	$(2,730)	$(6,060)	$3,330	(55.0)%
Other expense, net decreased by $3.3 million to $2.7 million during the three months ended June 30, 2024, primarily due to a net gain from on foreign currency hedges of $3.0 million.
Income Tax Expense (Benefit)

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
Income tax expense (benefit)	$5,149	$4,328	$821	19.0%
Income tax expense increased $0.8 million to $5.1 million during the three months ended June 30, 2024 from income tax expense of $4.3 million during the three months ended June 30, 2023. For the three months ended June 30, 2024, our effective tax rate was (1.7)% compared to 29.4% for the three months ended June 30, 2023. The decrease in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal Year 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.

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

The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$709,260	$826,605	$(117,345)	(14.2)%
EMEA	226,892	226,641	251	0.1%
Asia-Pacific	181,836	202,232	(20,396)	(10.1)%
Latin America	64,409	55,739	8,670	15.6%
Corporate Other (1)	1,268	5,748	(4,480)	(77.9)%
Total net revenues	$1,183,665	$1,316,965	$(133,300)	(10.1)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, subscription revenues from MMR and revenue from other digital business opportunities.

The decrease in total net revenues for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was driven by the following:
•Net revenues in our North America region decreased by $117.3 million, or 14.2%, to $709.3 million from $826.6 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as a decrease in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region increased by $0.3 million, or 0.1%, to $226.9 million from $226.6 million. This was driven by an increase in our direct-to-consumer channel offset by a decrease in our wholesale channel. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores while e-commerce was flat.
•Net revenues in our Asia-Pacific region decreased by $20.4 million, or 10.1%, to $181.8 million from $202.2 million. This was driven by a decrease in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $8.7 million, or 15.6%, to $64.4 million from $55.7 million. This was driven by an increase in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores while e-commerce was flat. Net revenues in our Latin America region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $4.5 million to $1.3 million from $5.7 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$147,889	$160,714	$(12,825)	(8.0)%
EMEA	20,456	29,779	(9,323)	(31.3)%
Asia-Pacific	9,935	15,398	(5,463)	(35.5)%
Latin America	15,171	5,777	9,394	162.6%
Corporate Other (1)	(493,179)	(189,245)	(303,934)	(160.6)%
Total operating income (loss)	$(299,728)	$22,423	$(322,151)	(1,436.7)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program, subscription revenues from MMR and revenue from other digital business opportunities. Corporate Other also includes expenses related to our central supporting functions.

The decrease in total operating income for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by the following:
•Operating income in our North America region decreased by $12.8 million to $147.9 million from $160.7 million. This was primarily due to a decrease in gross profit, partially offset by lower marketing-related expenses and selling and distribution expenses. The decline in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower product input costs.
•Operating income in our EMEA region decreased by $9.3 million to $20.5 million from $29.8 million. This was primarily due to higher marketing-related expenses, partially offset by an increase in gross profit. The increase in gross profit was primarily driven by lower product input costs.
•Operating income in our Asia-Pacific region decreased by $5.5 million to $9.9 million from $15.4 million. This was primarily due to an decrease in gross profit, partially offset by lower marketing-related expenses and lower selling and distribution expenses. The decline in gross profit was primarily driven by lower net revenues as discussed above.
•Operating income in our Latin America region increased by $9.4 million to $15.2 million from $5.8 million. This was primarily due to an increase in gross profit. The increase in gross profit was primarily driven by higher net revenues as discussed above.
•Operating loss in our Corporate Other non-operating segment increased by $303.9 million to $493.2 million from $189.2 million. This was primarily due to higher litigation expense, net of insurance receivable, recorded in connection with the recently announced MOU with plaintiffs containing the material terms of a settlement resolving the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, restructuring charges increased as a result of charges incurred under the 2025 restructuring plan as discussed above.

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
As of June 30, 2024, we had approximately $884.6 million of cash and cash equivalents. In August 2024, we utilized a combination of our cash on hand and insurance receivables to fund the settlement of the Class Action litigation into an escrow account in accordance with the terms of the preliminary settlement agreement. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027.
If there are unexpected material impacts to our business in future periods from global or regional public health emergencies or other global macroeconomic factors, we may consider additional alternatives, including further reducing our expenditures, changing our investment strategies, reducing compensation costs, including through temporary reductions in pay and layoffs, limiting certain marketing and capital expenditures, and negotiating, extending or delaying payment terms with our customers and vendors. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale-leaseback transactions or other sales of assets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
Our Annual Report on Form 10-K for Fiscal 2024 noted that we will continue to permanently reinvest our non-U.S. subsidiaries’ cumulative undistributed earnings of $1.5 billion, as well as future earnings from our foreign subsidiaries, to fund international growth and operations. During the first quarter of Fiscal 2025, we evaluated the undistributed earnings of our foreign subsidiaries and determined to repatriate a portion of these earnings. In connection with this evaluation, we recognized approximately $500 million of prior and current year earnings that are no longer considered to be indefinitely reinvested. We expect to incur approximately $0.4 million of income tax expense, net of valuation allowances, related to the repatriation of these earnings. The remainder of our prior and current year undistributed foreign earnings will continue to be indefinitely reinvested to fund international growth and operations. As the majority of such earnings have been previously subject to U.S. federal tax, additional taxes due including currency gains or losses, capital gains, foreign withholding taxes, and U.S. federal and state taxes are not expected to be material.
Refer to our "Risk Factors" section included in Part I, Item 1A of our Annual Report on Form 10-K for Fiscal 2024.
Share Repurchase Program
On May 15, 2024, our Board of Directors authorized us to repurchase up to $500 million (exclusive of fees and commissions) of outstanding shares of our Class C Common Stock through May 31, 2027. The Class C Common Stock may be repurchased from time to time at prevailing prices in the open market, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, via private purchases through forward, derivative, accelerated share repurchase transactions or otherwise, subject to applicable regulatory restrictions on volume, pricing and timing. The timing and amount of any repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.
During the three months ended June 30, 2024, we entered into a supplemental confirmation (the "May 2024 ASR Agreement") of an accelerated share repurchase transaction with Citigroup Global Markets Inc. ("Citigroup") to repurchase $40.0 million of our Class C Common Stock, and received a total of 5.9 million shares of Class C Common Stock from Citigroup, which were immediately retired. As a result, $40.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value. Additionally, we accrued $0.2 million of excise tax in connection with the share repurchases completed during the three months ended June 30, 2024, which was recorded in other current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2024.
No shares were repurchased during the three months ended June 30, 2023, under our previously approved $500 million share repurchase program, which was completed in December 2023.

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended June 30,
(In thousands)	2024	2023	Change ($)
Net cash provided by (used in):
Operating activities	$152,975	$(6,007)	$158,982
Investing activities	4,319	12,447	(8,128)
Financing activities	(128,220)	(1,234)	(126,986)
Effect of exchange rate changes on cash and cash equivalents	(2,830)	(12,087)	9,257
Net increase (decrease) in cash and cash equivalents	$26,244	$(6,881)	$33,125
Operating Activities
Cash flows from operating activities increased by $159.0 million, as compared to three months ended June 30, 2023, primarily driven by an increase from changes in working capital of $467.0 million, partially offset by a decrease in net income before the impact of non-cash items of $308.0 million.
The changes in working capital were due to the following inflows:
•$367.1 million from changes in accrued expenses and other liabilities.
•$153.4 million from changes in accounts payable;
•$15.5 million from changes in customer refund liabilities; and
•$7.3 million from changes in accounts receivable;
These inflows were partially offset by the following working capital outflows:
•$24.7 million from changes in prepaid expenses and other current assets.
•$19.1 million from changes in income taxes payable and receivable, net;
•$17.6 million from changes in inventories;
•$14.9 million from changes in other non-current assets;

Investing Activities
Cash flows provided by investing activities decreased by $8.1 million, as compared to the three months ended June 30, 2023. This was primarily due to an increase in capital expenditures and a higher earn-out collected in connection with the sale of the MyFitnessPal platform.
Total capital expenditures during the three months ended June 30, 2024 were $45.7 million, or approximately 4% of net revenues, representing a $13.1 million increase from $32.6 million during the three months ended June 30, 2023. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-Commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland. During the three months ended June 30, 2024, we incurred capital expenditures of $36.5 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy and include a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. We expect a portion of our capital expenditures over the next two years to include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities increased by $127.0 million, as compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, we repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding using cash on hand. Additionally, we paid $40.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. No shares were repurchased during the three months ended June 30, 2023. For more details, see discussion above under "Share Repurchase Program".

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). Subsequent to quarter end, in July 2024, we entered into a fifth amendment to the credit agreement (the credit agreement as amended and the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of June 30, 2024 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2024, $4.2 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of June 30, 2024, we were in compliance with the applicable covenants. In July 2024, we entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Class Action Securities litigation described in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for the U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euros or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base rate loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2024, the commitment fee was 17.5 basis points.

1.50% Convertible Senior Notes
On June 1, 2024, our previously outstanding $80.9 million aggregate principal amount of 1.50% convertible senior notes due 2024 (the "Convertible Senior Notes") matured. The Convertible Senior Notes bore interest at the fixed rate of 1.50% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. Upon maturity, we repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding, plus $0.6 million of accrued interest, using cash on hand. No holders exercised their rights to convert prior to maturity.
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
Refer to Note 2 of our Consolidated Financial Statements, included in our Annual Report on Form 10-K for Fiscal 2024, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since March 31, 2024. For a discussion of our exposure to market risk, refer to Part II, Item 7A. of our Annual report on Form 10-K for Fiscal 2024.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in the Company's Annual Report on Form 10-K for Fiscal 2024, we identified material weaknesses in our internal control over financial reporting. We did not design and maintain effective controls over certain aspects of the period-end financial reporting process, including the review and execution of certain balance sheet account reconciliations. Additionally, we did not design and maintain effective controls over the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements.
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
Remediation Progress for the Material Weaknesses
With respect to the material weaknesses, management, under the oversight of the Audit Committee, is in the process of designing appropriate internal controls specific to the impacted areas. While we have taken steps to implement our remediation plan, these material weaknesses will not be considered fully remediated until we complete the design and implementation of the applicable controls, and they operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We are committed to continuing to improve our internal control over financial reporting, and as we continue to evaluate and work to improve our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2024. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended June 30, 2024 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
04/01/2024 to 04/31/2024	—	$—	—	$—
05/01/2024 to 05/31/2024	—	$—	—	$—
06/01/2024 to 06/30/2024(1)	5,940,535	$6.89	5,940,535	$460.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 11 to our Consolidated Financial Statements for details.

ITEM 5. OTHER INFORMATION
(c)
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Amendment No. 5, dated July 3, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
10.02	Performance-Based Restricted Stock Unit Agreement under the Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the "2005 Plan"), dated June 3, 2024, between the Company and Kevin Plank.*
10.03	Separation Agreement between the Company and Lisa Collier dated August 9, 2023, including General Release.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: August 8, 2024