Form 10-Q
period 2024-09-30
Under Armour, Inc.
filed 2024-11-07
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2024 there were 188,822,461 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 209,115,334 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	September 30, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$530,701	$858,691
Accounts receivable, net (Note 3)	723,042	757,339
Inventories	1,105,884	958,495
Prepaid expenses and other current assets, net	210,109	289,157
Total current assets	2,569,736	2,863,682
Property and equipment, net (Note 4)	677,400	664,503
Operating lease right-of-use assets (Note 5)	415,386	434,699
Goodwill (Note 6)	495,029	478,302
Intangible assets, net (Note 7)	6,092	7,000
Deferred income taxes (Note 18)	241,502	221,033
Other long-term assets	89,448	91,515
Total assets	$4,494,593	$4,760,734
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$—	$80,919
Accounts payable	562,582	483,731
Accrued expenses	292,259	287,853
Customer refund liabilities (Note 12)	144,983	139,283
Operating lease liabilities (Note 5)	135,691	139,331
Other current liabilities	45,614	34,344
Total current liabilities	1,181,129	1,165,461
Long-term debt, net of current maturities (Note 9)	594,592	594,873
Operating lease liabilities, non-current (Note 5)	601,497	627,665
Other long-term liabilities	132,174	219,449
Total liabilities	2,509,392	2,607,448
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2024 and March 31, 2024; 188,821,994 shares issued and outstanding as of September 30, 2024 (March 31, 2024: 188,802,043)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of September 30, 2024 and March 31, 2024	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of September 30, 2024 and March 31, 2024; 209,057,637 shares issued and outstanding as of September 30, 2024 (March 31, 2024: 212,711,353)	69	70
Additional paid-in capital	1,212,378	1,181,854
Retained earnings	864,027	1,048,411
Accumulated other comprehensive income (loss)	(91,347)	(77,123)
Total stockholders' equity	1,985,201	2,153,286
Total liabilities and stockholders' equity	$4,494,593	$4,760,734
Commitments and Contingencies (Note 10)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenues (Note 12)	$1,399,023	$1,566,674	$2,582,688	$2,883,639
Cost of goods sold	702,891	818,151	1,323,881	1,523,621
Gross profit	696,132	748,523	1,258,807	1,360,018
Selling, general and administrative expenses	519,840	609,050	1,357,157	1,198,122
Restructuring charges (Note 13)	3,212	—	28,298	—
Income (loss) from operations	173,080	139,473	(126,648)	161,896
Interest income (expense), net	(1,747)	(373)	597	(1,999)
Other income (expense), net	(3,420)	(6,104)	(6,150)	(12,164)
Income (loss) before income taxes	167,913	132,996	(132,201)	147,733
Income tax expense (benefit) (Note 18)	(2,136)	28,436	3,013	32,764
Income (loss) from equity method investments	333	151	170	(248)
Net income (loss)	$170,382	$104,711	$(135,044)	$114,721

Basic net income (loss) per share of Class A, B and C common stock (Note 19)	$0.39	$0.24	$(0.31)	$0.26
Diluted net income (loss) per share of Class A, B and C common stock (Note 19)	$0.39	$0.23	$(0.31)	$0.25

Weighted average common shares outstanding Class A, B and C common stock
Basic	432,225	443,525	433,950	444,195
Diluted	435,685	453,715	433,950	454,107
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$170,382	$104,711	$(135,044)	$114,721
Other comprehensive income (loss):
Foreign currency translation adjustment	9,306	(12,631)	(7,257)	(8,078)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $6,295 and $(9,393), for the three months ended September 30, 2024 and 2023, respectively; $460 and $(2,208) for the six months ended September 30, 2024 and 2023, respectively.	(28,797)	26,486	(11,181)	18,230
Gain (loss) on intra-entity foreign currency transactions	4,978	(989)	4,214	(9,371)
Total other comprehensive income (loss)	(14,513)	12,866	(14,224)	781
Comprehensive income (loss)	$155,869	$117,577	$(149,268)	$115,502
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	188,705	$63	34,450	$11	222,060	$73	$1,149,183	$905,212	$(79,927)	$1,974,615
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(32)	—	—	(214)	—	(214)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(425)	—	—	(425)
Class C Common Stock repurchased	—	—	—	—	(7,616)	(2)	1,299	(51,297)	—	(50,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	277	—	911	—	—	911
Stock-based compensation expense	—	—	—	—	—	—	11,580	—	—	11,580
Comprehensive income (loss)	—	—	—	—	—	—	—	104,711	12,866	117,577
Balance as of September 30, 2023	188,725	$63	34,450	$11	214,689	$71	$1,162,548	$958,412	$(67,061)	$2,054,044

Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$897,306	$(67,842)	$1,966,147
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(333)	—	—	(2,318)	—	(2,318)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(425)	—	—	(425)
Class C Common Stock repurchased	—	—	—	—	(7,616)	(2)	1,299	(51,297)	—	(50,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,291	—	1,781	—	—	1,781
Stock-based compensation expense	—	—	—	—	—	—	23,357	—	—	23,357
Comprehensive income (loss)	—	—	—	—	—	—	—	114,721	781	115,502
Balance as of September 30, 2023	188,725	$63	34,450	$11	214,689	$71	$1,162,548	$958,412	$(67,061)	$2,054,044

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	188,802	$63	34,450	$11	208,794	$69	$1,199,163	$694,100	$(76,834)	$1,816,572
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(61)	—	—	(455)	—	(455)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	325	—	671	—	—	671
Stock-based compensation expense	—	—	—	—	—	—	12,544	—	—	12,544
Comprehensive income (loss)	—	—	—	—	—	—	—	170,382	(14,513)	155,869
Balance as of September 30, 2024	188,822	$63	34,450	$11	209,058	$69	$1,212,378	$864,027	$(91,347)	$1,985,201

Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,255)	—	—	(8,399)	—	(8,399)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(200)	—	—	(200)
Class C Common Stock repurchased	—	—	—	—	(5,940)	(2)	943	(40,941)	—	(40,000)
Issuance of Class A Common Stock, net of forfeitures	20	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,542	1	1,313	—	—	1,314
Stock-based compensation expense	—	—	—	—	—	—	28,468	—	—	28,468
Comprehensive income (loss)	—	—	—	—	—	—	—	(135,044)	(14,224)	(149,268)
Balance as of September 30, 2024	188,822	$63	34,450	$11	209,058	$69	$1,212,378	$864,027	$(91,347)	$1,985,201
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(135,044)	$114,721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	65,565	68,287
Unrealized foreign currency exchange rate (gain) loss	(14,535)	21,145
Loss on disposal of property and equipment	2,598	696
Non-cash restructuring and impairment charges	3,679	—
Amortization of bond premium and debt issuance costs	1,107	1,096
Stock-based compensation	28,468	23,357
Deferred income taxes	(6,400)	(10,788)
Changes in reserves and allowances	(607)	18,471
Changes in operating assets and liabilities:
Accounts receivable	31,461	(51,327)
Inventories	(144,058)	30,034
Prepaid expenses and other assets	23,950	(13,421)
Other non-current assets	9,428	47,671
Accounts payable	73,733	(120,353)
Accrued expenses and other liabilities	(107,102)	(71,161)
Customer refund liabilities	5,671	(11,244)
Income taxes payable and receivable	(6,323)	8,299
Net cash provided by (used in) operating activities	(168,409)	55,483
Cash flows from investing activities
Purchases of property and equipment	(91,503)	(75,384)
Sale of MyFitnessPal platform	50,000	45,000
Sale of MapMyFitness platform	8,000	—
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	(9,788)	—
Net cash provided by (used in) investing activities	(43,291)	(30,384)
Cash flows from financing activities
Common shares repurchased	(40,000)	(50,000)
Repayment of long-term debt	(80,919)	—
Employee taxes paid for shares withheld for income taxes	(8,399)	(2,318)
Proceeds from exercise of stock options and other stock issuances	1,314	1,781
Payments of debt financing costs	(1,388)	—
Net cash provided by (used in) financing activities	(129,392)	(50,537)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,023	(28,671)
Net increase (decrease) in cash, cash equivalents and restricted cash	(327,069)	(54,109)
Cash, cash equivalents and restricted cash
Beginning of period	876,917	726,745
End of period	$549,848	$672,636

Non-cash investing and financing activities
Change in accrual for property and equipment	$1,974	$(10,333)

Reconciliation of cash, cash equivalents and restricted cash	September 30, 2024	September 30, 2023
Cash and cash equivalents	$530,701	$654,885
Restricted cash	19,147	17,751
Total cash, cash equivalents and restricted cash	$549,848	$672,636
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
The unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("Fiscal 2024"), filed with the SEC on May 29, 2024 ("Annual Report on Form 10-K for Fiscal 2024"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and six months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2025 ("Fiscal 2025"), or any other portions thereof.
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
The following tables set forth the Company’s revisions to the unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023. The unaudited Condensed Consolidated Financial Statements and accompanying notes included within this Quarterly Report on Form 10-Q have been revised to reflect these corrections.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net revenues	$1,566,710	$(36)	$1,566,674	$2,883,722	$(83)	$2,883,639
Cost of goods sold	814,715	3,436	818,151	1,523,991	(370)	1,523,621
Gross profit	751,995	(3,472)	748,523	1,359,731	287	1,360,018
Selling, general and administrative expenses	606,236	2,814	609,050	1,193,042	5,080	1,198,122
Income (loss) from operations	145,759	(6,286)	139,473	166,689	(4,793)	161,896
Interest income (expense), net	(373)	—	(373)	(1,999)	—	(1,999)
Other income (expense), net	(6,429)	325	(6,104)	(12,814)	650	(12,164)
Income (loss) before income taxes	138,957	(5,961)	132,996	151,876	(4,143)	147,733
Income tax expense (benefit)	29,494	(1,058)	28,436	33,465	(701)	32,764
Income (loss) from equity method investments	151	—	151	(248)	—	(248)
Net income (loss)	$109,614	$(4,903)	$104,711	$118,163	$(3,442)	$114,721

Basic net income (loss) per share	$0.25	$(0.01)	$0.24	$0.27	$(0.01)	$0.26
Diluted net income (loss) per share	$0.24	$(0.01)	$0.23	$0.26	$(0.01)	$0.25
Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net income (loss)	$118,163	$(3,442)	$114,721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	71,177	(2,890)	68,287
Unrealized foreign currency exchange rate (gain) loss	21,145	—	21,145
Loss on disposal of property and equipment	696	—	696
Amortization of bond premium and debt issuance costs	1,096	—	1,096
Stock-based compensation	23,357	—	23,357
Deferred income taxes	(10,788)	—	(10,788)
Changes in reserves and allowances	18,471	—	18,471
Changes in operating assets and liabilities:
Accounts receivable	(52,721)	1,394	(51,327)
Inventories	33,270	(3,236)	30,034
Prepaid expenses and other assets	(10,934)	(2,487)	(13,421)
Other non-current assets	49,659	(1,988)	47,671
Accounts payable	(120,353)	—	(120,353)
Accrued expenses and other liabilities	(75,751)	4,590	(71,161)
Customer refund liability	(11,244)	—	(11,244)
Income taxes payable and receivable	9,000	(701)	8,299
Net cash provided by (used in) operating activities	64,243	(8,760)	55,483
Cash flows from investing activities
Purchases of property and equipment	(84,144)	8,760	(75,384)
Sale of MyFitnessPal platform	45,000	—	45,000
Net cash provided by (used in) investing activities	(39,144)	8,760	(30,384)
Cash flows from financing activities
Net cash provided by (used in) financing activities	(50,537)	—	(50,537)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28,671)	—	(28,671)
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,109)	—	(54,109)
Cash, cash equivalents and restricted cash
Beginning of period	727,726	(981)	726,745
End of period	$673,617	$(981)	$672,636

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
As the impacts of major global events continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Refer to the risk factors discussed in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for Fiscal 2024.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). There were no ASUs adopted during the first half of Fiscal 2025.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" ("ASU 2024-03"), which will require disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for the Company's Fiscal 2028 annual period and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
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

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of September 30, 2024, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

Allowance for doubtful accounts - within accounts receivable, net
Balance as of March 31, 2024	$14,994
Increases to costs and expenses	2,834
Write-offs, net of recoveries	(149)
Balance as of September 30, 2024	$17,679

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of September 30, 2024	As of March 31, 2024
Leasehold and tenant improvements	$499,110	$495,181
Furniture, fixtures and displays	306,302	301,897
Buildings	68,230	68,230
Software	280,890	350,811
Office equipment	140,597	139,223
Plant equipment	178,294	178,316
Land	82,410	82,410
Construction in progress (1)	236,712	175,960
Other	23,247	28,910
Subtotal property and equipment	1,815,792	1,820,938
Accumulated depreciation	(1,138,392)	(1,156,435)
Property and equipment, net	$677,400	$664,503
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, leasehold improvements and in-store fixtures and displays not yet placed in use.

Depreciation expense related to property and equipment for the three and six months ended September 30, 2024 was $32.3 million and $64.8 million, respectively (three and six months ended September 30, 2023: $33.2 million and $67.5 million, respectively).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038. Short-term lease payments were not material for the three and six months ended September 30, 2024 and 2023.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$37,667	$37,418	$75,460	$75,310
Variable lease costs	$28,039	$22,054	$49,540	$42,162
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
The Company subleases certain excess office facilities and warehouse space to third parties. Sublease income for the three and six months ended September 30, 2024 was not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of September 30, 2024	As of March 31, 2024
Weighted average remaining lease term (in years)	7.36	7.62
Weighted average discount rate	4.93%	4.95%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$46,257	$44,704	$92,846	$88,318
Leased assets obtained in exchange for new operating lease liabilities	$22,761	$16,079	$36,316	$21,459
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of September 30, 2024:

Fiscal year ending March 31,
2025 (six months ending)	$87,424
2026	153,412
2027	130,530
2028	111,069
2029	74,833
2030 and thereafter	314,522
Total lease payments	$871,790
Less: Interest	134,602
Total present value of lease liabilities	$737,188
As of September 30, 2024, the Company has additional operating lease obligations that have not yet commenced of approximately $77.7 million, which are not reflected in the table above. This amount includes approximately $60.1 million relating to an agreement entered into during Fiscal 2024 with a new third-party logistics provider to operate a distribution center in the Netherlands, which has been assessed as containing a lease and is expected to commence in February 2026.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2024	$301,371	$101,958	$74,973	$478,302
Purchase of UNLESS COLLECTIVE, Inc (1)	9,784	—	—	9,784
Effect of currency translation adjustment	—	4,635	2,308	6,943
Balance as of September 30, 2024	$311,155	$106,593	$77,281	$495,029
(1) The goodwill is not expected to be deductible for tax purposes.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of September 30, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$9,026	$(6,709)	$2,317
Lease-related intangible assets	1-15	1,573	(1,511)	62
Total		$10,599	$(8,220)	$2,379
Indefinite-lived intangible assets				3,713
Intangible assets, net				$6,092

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,609	$(5,708)	$2,901
Lease-related intangible assets	1-15	1,756	(1,677)	79
Total		$10,365	$(7,385)	$2,980
Indefinite-lived intangible assets				4,020
Intangible assets, net				$7,000
Amortization expense, which is included in selling, general and administrative expenses, for the three and six months ended September 30, 2024 was $0.4 million and $0.7 million, respectively (three and six months ended September 30, 2023: $0.4 million and $0.7 million, respectively).
The following is the estimated future amortization expense for the Company's intangible assets as of September 30, 2024:

Fiscal year ending March 31,
2025 (six months ending)	$836
2026	1,534
2027	9
2028 and thereafter	—
Total amortization expense of intangible assets	$2,379

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
The Company’s outstanding payment obligations under this program were $199.4 million as of September 30, 2024 (March 31, 2024: $159.4 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of September 30, 2024	As of March 31, 2024
1.50% Convertible Senior Notes due 2024	$—	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	600,000	680,919

Unamortized debt discount on Senior Notes	(433)	(560)
Unamortized debt issuance costs - Convertible Senior Notes	—	(16)
Unamortized debt issuance costs - Senior Notes	(920)	(1,189)
Unamortized debt issuance costs - Credit facility	(4,055)	(3,362)
Total amount outstanding	594,592	675,792
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	—	80,919

Non-current portion of long-term debt	$594,592	$594,873
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In July 2024, the Company entered into the fifth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of September 30, 2024 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2024, $45.4 million of letters of credit were outstanding (March 31, 2024: $4.2 million).

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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. The Company was in compliance with the applicable covenants for the quarter ended September 30, 2024. In July 2024, the Company entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Company's Class Action Securities litigation described in Note 10 of these Condensed Consolidated Financial Statements.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2024, the commitment fee was 15.0 basis points.
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
3.25% Senior Notes
In June 2016, the Company issued $600.0 million aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes"). The Senior Notes bear interest at the fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning December 15, 2016. The Company may redeem some or all of the Senior Notes at any time, or from time to time, at redemption prices described in the indenture governing the Senior Notes. The indenture governing the Senior Notes contains negative covenants that limit the Company's ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes.
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $6.1 million and

$11.7 million for the three and six months ended September 30, 2024, respectively (three and six months ended September 30, 2023: $5.5 million and $11.3 million, respectively).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of September 30, 2024:

Fiscal year ending March 31,
2025 (six months ending)	$—
2026	—
2027	600,000
2028 and thereafter	—
Total scheduled maturities of long-term debt	$600,000

Current maturities of long-term debt	$—
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
On June 20, 2024, the defendants reached an agreement with the plaintiffs to enter into a settlement resolving the Consolidated Securities Action (the “Settlement”). Under the terms of the Settlement, the Company paid $434 million to the members of the class, which was funded using balance sheet cash together with $73 million of insurance proceeds and was deposited by the Company into a settlement fund escrow in August 2024. In addition, the Company agreed to two additional, non-monetary provisions, specifically to continue to separate the roles of Chair and Chief Executive Officer for a period of at least three years beginning on the date that the court order approving the settlement and dismissing the Consolidated Securities Action becomes final and non-appealable (the “Three-Year Period”), and that all restricted stock or restricted stock units granted by the Company to its Chief Executive Officer, Chief Financial Officer and Chief Legal Officer during the Three-Year Period include a performance-based vesting condition to be set by the Human Capital and Compensation Committee of the Company’s Board of Directors. In exchange, the plaintiffs and the Class will grant customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Consolidated Securities Action.
On July 12, 2024, the parties executed a formal stipulation of settlement documenting the terms of the Settlement. On July 15, 2024, the plaintiffs filed an unopposed motion in the District Court seeking preliminary approval of the Settlement. On July 22, 2024, the District Court granted that motion and entered an order preliminarily approving the Settlement and scheduling a final approval hearing on November 7, 2024. On October 3, 2024, the plaintiffs filed a motion in the District Court seeking final approval of the Settlement. The deadline to file any objections to the Settlement was October 17, 2024, and that deadline passed without the filing of any such objections. On November 7, 2024, the District Court granted the plaintiffs’ motion for final approval of the Settlement.
By entering into the Settlement, the defendants in no way conceded or admitted liability for any of the claims that were or could have been asserted in the Consolidated Securities Action. The defendants expressly have denied and continue to deny each and all of the claims asserted in the Consolidated Securities Action, and entered into the Settlement to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Consolidated Securities Action.
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
On October 27, 2023, an additional purported stockholder derivative complaint was filed in Maryland state court by four purported stockholders, in a case captioned Viskovich, et al. v. Plank, et al. (the “Viskovich Action”). Prior to the filing of this complaint, each of the four purported stockholders had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaint. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and these purported stockholders were informed of that determination. On March 20, 2024, the court issued an order (i) consolidating the Viskovich Action into the Consolidated Kenney Derivative Action; (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated Kenney Derivative Action. The parties in the Consolidated Kenney Action and the Consolidated Paul Derivative Action (described below) have agreed to engage in private mediation in an effort to potentially resolve the claims in the two actions.
The Company believes that the claims asserted in the Consolidated Kenney Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Consolidated Paul Derivative Litigation
On January 27, 2021, the District Court entered an order consolidating for all purposes four separate stockholder derivative cases that previously had been filed in the court. On February 2, 2023, the District Court issued an order appointing Balraj Paul and Anthony Viskovich as lead plaintiffs (“Derivative Lead Plaintiffs”), appointing counsel for the Derivative Lead Plaintiffs as lead counsel, and recaptioning the consolidated case as Paul et al. v. Plank et al. (the “Consolidated Paul Derivative Action”). Prior to filing their derivative complaints, both of the Derivative Lead Plaintiffs had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company, and the Derivative Lead Plaintiffs were informed of that determination.
On March 16, 2023, the District Court issued an order granting a motion for voluntary dismissal without prejudice that had been filed by the plaintiff in one of the four derivative cases who had not been appointed as a lead plaintiff.
On April 24, 2023, the Derivative Lead Plaintiffs designated an operative complaint in the Consolidated Paul Derivative Action. The operative complaint named Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain other current and former Company executives as defendants, and named the Company as a nominal defendant. It asserted allegations similar to those in the TAC filed in the Consolidated Securities Action matter discussed above, including allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; and (iv) the Company's supposed failure to timely disclose investigations by the SEC and DOJ. The operative complaint asserted breach of fiduciary duty and unjust enrichment claims against the defendants and asserted a contribution claim against certain defendants. The operative complaint sought damages on behalf of the Company and also sought certain corporate governance related actions.
The Company and the defendants filed a motion to dismiss the operative complaint on June 23, 2023. The District Court granted that motion on September 27, 2023, dismissing the Consolidated Paul Derivative Action without prejudice, due to lack of subject matter jurisdiction. Following that decision, Viskovich, one of the Derivative Lead Plaintiffs, filed the above-referenced Viskovich Action in Maryland State Court.
The other Derivative Lead Plaintiff, Paul, filed a motion in the District Court seeking reconsideration of the dismissal decision or leave to amend the operative complaint. On January 9, 2024, the District Court entered an order denying Paul's motion and ordering that the Consolidated Paul Derivative Action remained dismissed without prejudice.
In February 2024, Paul filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") from the decisions by the District Court on September 27, 2023 and January 9, 2024. Briefing on the appeal began on April 24, 2024 and was completed as of July 22, 2024. No decision has been issued in the appeal, which remains pending before the Fourth Circuit. As described above, the parties in the Consolidated Kenney Action and the Consolidated Paul Derivative Action have agreed to engage in private mediation in an effort to potentially resolve the claims in the two actions.
The Company continues to believe that the claims asserted in the Consolidated Paul Derivative Action are without merit and intends to defend this matter vigorously. However, because of the inherent uncertainty as to the outcome of this proceeding, the Company is unable at this time to estimate the possible impact of the outcome of this matter.
Contingencies
In accordance with ASC Topic 450 “Contingencies” (“Topic 450”), the Company establishes accruals for contingencies when (i) the Company believes it is probable that a loss will be incurred and (ii) the amount of the loss can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range; where no best estimate can be determined, the Company will accrue the minimum. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by ASC Topic 450.
In connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the settlement amount, as previously disclosed, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision. The Company has opposed the insurance carriers’ motion, and briefing on the motion was completed on May 23, 2024. If the District Court’s decision is appealed by the insurance carriers and the appeals court were to reverse the District Court’s decision, the Company may be required to repay the settlement amount funded by the insurance carriers, as well as any defense costs from the Consolidated Securities Action paid by these carriers. $90 million of the insurance proceeds recognized as of September 30, 2024 remains subject to appeal by the insurance carriers.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of September 30, 2024. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the

Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of September 30, 2024. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the six months ended September 30, 2024, pursuant to the previously disclosed accelerated share repurchase transaction that the Company entered into in May 2024, the Company repurchased 5.9 million shares of Class C Common Stock, which were immediately retired. No shares were repurchased during the three months ended September 30, 2024.
During the three and six months ended September 30, 2023, the Company repurchased and immediately retired 7.6 million Class C Common Stock, under the Company's previously approved $500 million share repurchase program which was completed in December 2023. No shares were repurchased during the three months ended June 30, 2023.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Apparel	$947,188	$1,070,401	$1,704,980	$1,895,014
Footwear	312,760	351,202	623,149	714,872
Accessories	116,381	113,933	208,926	211,795
Net Sales	1,376,329	1,535,536	2,537,055	2,821,681
License revenues	24,796	28,646	46,467	53,718
Corporate Other	(2,102)	2,492	(834)	8,240
Total net revenues	$1,399,023	$1,566,674	$2,582,688	$2,883,639

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Wholesale	$825,993	$939,725	$1,506,506	$1,681,683
Direct-to-consumer	550,336	595,811	1,030,549	1,139,998
Net Sales	1,376,329	1,535,536	2,537,055	2,821,681
License revenues	24,796	28,646	46,467	53,718
Corporate Other	(2,102)	2,492	(834)	8,240
Total net revenues	$1,399,023	$1,566,674	$2,582,688	$2,883,639
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

	As of September 30, 2024	As of March 31, 2024
Customer refund liability	$144,983	$139,283
Inventory associated with reserves for sales returns	$31,447	$29,514
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of (i) gift cards, which are included in accrued expenses on the Company's Condensed Consolidated Balance Sheets, and (ii) points associated with the loyalty programs and payments received in advance of revenue recognition for royalty arrangements, which are included in other current liabilities on the Company's Condensed Consolidated Balance Sheets.
The following table summarizes the change in the contract liabilities balance during the six months ended September 30, 2024, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2024	$26,322
Revenues deferred	25,893
Revenues recognized (1)	(21,250)
Foreign exchange and other	(4,042)
Balance as of September 30, 2024	$26,923
(1) Includes approximately $4.3 million of revenue from gift cards and subscriptions that was previously included in contract liabilities as of March 31, 2024. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 13. RESTRUCTURING AND RELATED CHARGES
On May 15, 2024, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support the Company's financial and operational efficiencies. On September 5, 2024, the Company’s Board of Directors approved a $70 million increase to the 2025 restructuring plan, resulting in an updated restructuring plan of approximately $140 million to $160 million of pre-tax restructuring and related charges to be incurred during Fiscal 2025 and the fiscal year ending March 31, 2026 ("Fiscal 2026"), including:
•Up to $75 million in cash-related charges, consisting of approximately $30 million in employee severance and benefits costs and $45 million related to various transformational initiatives; and
•Up to $85 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $78 million in facility, software, and other asset-related charges and impairments.
Restructuring and related charges are included in the Company's Corporate Other segment. The costs recorded during the three and six months ended September 30, 2024 were primarily North America related. The summary of these costs, as well as the Company's current estimates of the remaining amount expected to be incurred in connection with the 2025 restructuring plan is as follows:

			Estimated Restructuring and Related Charges (1)
	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Employee-related costs	$1,393	$11,738
Facility-related costs	4,457	12,495
Other restructuring costs (2)	(2,638)	4,065
Total costs recorded in restructuring charges	$3,212	$28,298	$87,702	$116,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	938	9,460
Other transformation initiatives	1,786	1,921
Total costs recorded in selling, general and administrative expenses	$2,724	$11,381	$32,619	$44,000
Total restructuring and related charges	$5,936	$39,679	$120,321	$160,000
(1) Estimated restructuring and related charges reflect the high-end of the range of the total estimated charges expected to be incurred by the Company in connection with the 2025 restructuring plan.
(2) Includes a net gain of $5.3 million recognized during the three months ended September 30, 2024 resulting from the sale of the MapMyFitness platform.

Restructuring and related charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. The restructuring reserve is recorded within current and long-term liabilities on the Condensed Consolidated Balance Sheets. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available.
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the six months ended September 30, 2024 is as follows:

	Employee Related Costs	Facility Related Costs	Other Restructuring Related Costs
Balance as of March 31, 2024	$—	$—	$—
Net additions (recoveries) charged to expense (1)	11,738	5,800	7,083
Cash payments	(10,666)	(5,800)	(6,953)
Foreign exchange and other	(8)	—	—
Balance as of September 30, 2024	$1,064	$—	$130
(1) Amount excludes approximately $9.0 million of non-cash facility-related and other charges and a $5.3 million non-cash gain from the sale of the MapMyFitness platform.

NOTE 14. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for the three and six months ended September 30, 2024 of $2.5 million and $6.1 million, respectively (three and six months ended September 30, 2023: $3.4 million and $6.7 million, respectively).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of September 30, 2024, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Condensed Consolidated Balance Sheets, were $18.2 million (March 31, 2024: $16.2 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of September 30, 2024, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $9.0 million (March 31, 2024: $9.1 million). These assets are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets.
Refer to Note 16 of these Condensed Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 15. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of September 30, 2024, 8.3 million Class A shares and 28.1 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and six months ended September 30, 2024 was $11.0 million and $25.4 million, respectively (three and six months ended September 30, 2023: $10.0 million and $20.3 million, respectively). As of September 30, 2024, the Company had $73.8 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.24 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of September 30, 2024. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.0 million deferred stock units outstanding as of September 30, 2024.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of September 30, 2024, 2.7 million Class A shares and 2.4 million Class C shares are available for future purchases under the ESPPs. During the three and six months ended September 30, 2024, 0.1 million and 0.2 million Class C shares, respectively, were purchased under the ESPPs (three and six months ended September 30, 2023: 0.2 million and 0.3 million, respectively).

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
Total stock-based compensation expense related to these awards for the three and six months ended September 30, 2024 was $1.8 million and $3.7 million, respectively (three and six months ended September 30, 2023: $2.4 million and $4.7 million, respectively). As of September 30, 2024, the Company had $67.7 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 9.82 years.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the six months ended September 30, 2024 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2024	1,578	$19.44	3.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2024	1,578	$19.44	3.32	$—
Options exercisable at September 30, 2024	1,578	$19.44	3.32	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the six months ended September 30, 2024 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	20,776	$8.58
Granted	9,109	6.31
Forfeited	(2,917)	7.54
Vested	(3,531)	9.40
Outstanding at September 30, 2024	23,437	$7.72
The awards outstanding at September 30, 2024 in the table above includes 2.3 million of performance-based restricted stock units with financial performance conditions that were awarded to certain executives and key employees under the 2005 Plan. The performance-based restricted stock units with financial performance conditions awarded during Fiscal 2025, Fiscal 2024 and Fiscal 2023 have a weighted average fair value of $6.85, $6.93 and $9.13, respectively, and have vesting that is tied to the achievement of certain annual revenue and operating income targets.
As of September 30, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units granted during Fiscal 2024 and Fiscal 2023 to be improbable and as such no stock-based compensation expense was recorded during the three and six months ended September 30, 2024.
As of September 30, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during the Fiscal 2025 to be probable and recorded stock-based compensation expense of $0.9 million and $1.3 million, for the three and six months ended September 30, 2024, respectively.

The Company assesses the probability of the achievement of the revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.
The awards outstanding at September 30, 2024 in the table above also include 2.0 million of performance-based restricted stock units awarded to the Company's President and CEO under the 2005 plan during Fiscal 2025 that are based on market performance conditions. The performance-based restricted stock units based on market conditions have a weighted average fair value of $4.13 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model. The Company recorded $0.5 million and $0.7 million of compensation expense related to these awards during the three and six months ended September 30, 2024, respectively.

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

	September 30, 2024			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 17)	$—	$(21,944)	$—	$—	$(4,643)	$—
TOLI policies held by the Rabbi Trust (see Note 14)	$—	$8,992	$—	$—	$9,105	$—
Deferred Compensation Plan obligations (see Note 14)	$—	$(18,158)	$—	$—	$(16,151)	$—
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
Fair value of Long-Term Debt
The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of September 30, 2024, the fair value of the Senior Notes was $582.1 million (March 31, 2024: $569.1 million).

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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of September 30, 2024, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	September 30, 2024	March 31, 2024
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$7,959	$10,477
Foreign currency contracts	Other long-term assets	1,266	2,760
Total derivative assets designated as hedging instruments		$9,225	$13,237

Foreign currency contracts	Other current liabilities	$24,339	$17,761
Foreign currency contracts	Other long-term liabilities	6,868	1,171
Total derivative liabilities designated as hedging instruments		$31,207	$18,932

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$104	$559
Total derivative assets not designated as hedging instruments		$104	$559

Foreign currency contracts	Other current liabilities	$66	$600
Total derivative liabilities not designated as hedging instruments		$66	$600

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,399,023	$(3,229)	$1,566,674	$1,071	$2,582,688	$(3,154)	$2,883,639	$5,546
Cost of goods sold	$702,891	$(410)	$818,151	$(523)	$1,323,881	$(3,571)	$1,523,621	$(229)
Interest income (expense), net	$(1,747)	$(9)	$(373)	$(9)	$597	$(18)	$(1,999)	$(18)
Other income (expense), net	$(3,420)	$—	$(6,104)	$—	$(6,150)	$—	$(12,164)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of June 30, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2024
Foreign currency contracts	$12,797	$(38,740)	$(3,639)	$(22,304)
Interest rate swaps	(413)	—	(9)	(404)
Total designated as cash flow hedges	$12,384	$(38,740)	$(3,648)	$(22,708)

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2024
Foreign currency contracts	$(10,645)	$(18,384)	$(6,725)	$(22,304)
Interest rate swaps	(422)	—	(18)	(404)
Total designated as cash flow hedges	$(11,067)	$(18,384)	$(6,743)	$(22,708)

	Balance as of June 30, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2023
Foreign currency contracts	$(20,214)	$36,418	$548	$15,656
Interest rate swaps	(449)	—	(9)	(440)
Total designated as cash flow hedges	$(20,663)	$36,418	$539	$15,216

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of September 30, 2023
Foreign currency contracts	$(4,764)	$25,737	$5,317	$15,656
Interest rate swaps	(458)	—	(18)	(440)
Total designated as cash flow hedges	$(5,222)	$25,737	$5,299	$15,216

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(3,420)	$3,541	$(6,104)	$(2,259)	$(6,150)	$4,592	$(12,164)	$(4,571)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of September 30, 2024, the aggregate notional value of the Company's outstanding cash flow hedges was $1,094.6 million (March 31, 2024: $1,199.1 million), with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of September 30, 2024, the total notional value of the Company's outstanding undesignated derivative instruments was $504.3 million (March 31, 2024: $449.0 million).
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

The effective rates for income taxes were (1.3)% and 21.4% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the Company's effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
The effective rates for income taxes were (2.3)% and 22.2% for the six months ended September 30, 2024 and 2023, respectively. The decrease in the Company's effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2024, for U.S. states and certain foreign taxing jurisdictions, the Company believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 19. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) - Basic	$170,382	$104,711	$(135,044)	$114,721
Interest on Convertible Senior Notes due 2024, net of tax (1)(2)	—	225	—	450
Net income (loss) - Diluted	$170,382	$104,936	$(135,044)	$115,171
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	432,225	443,525	433,950	444,195
Dilutive effect of Class A, B, and C securities (1)	3,460	1,948	—	1,670
Dilutive effect of Convertible Senior Notes due 2024 (1)(2)	—	8,242	—	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	435,685	453,715	433,950	454,107

Class A and Class C securities excluded as anti-dilutive (3)	12,064	13,793	15,022	18,193

Basic net income (loss) per share of Class A, B and C common stock	$0.39	$0.24	$(0.31)	$0.26
Diluted net income (loss) per share of Class A, B and C common stock	$0.39	$0.23	$(0.31)	$0.25
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
The Company excludes certain corporate items from its segment profitability measures. The Company reports these items within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; (iii) certain foreign currency hedge gains and losses; and (iv) operating results from the MapMyFitness digital platform, which was sold during the three months ended September 30, 2024.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated in consolidation and are not reviewed when evaluating segment performance.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenues
North America	$863,345	$991,357	$1,572,605	$1,817,962
EMEA	283,178	287,091	510,070	513,732
Asia-Pacific	207,661	232,065	389,497	434,297
Latin America	46,941	53,669	111,350	109,408
Corporate Other	(2,102)	2,492	(834)	8,240
Total net revenues	$1,399,023	$1,566,674	$2,582,688	$2,883,639

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)
North America	$217,259	$211,071	$365,148	$371,785
EMEA	51,595	38,826	72,051	68,605
Asia-Pacific	34,214	54,608	44,149	70,006
Latin America	12,171	13,615	27,342	19,392
Corporate Other (1)	(142,159)	(178,647)	(635,338)	(367,892)
Total operating income (loss)	173,080	139,473	(126,648)	161,896
Interest income (expense), net	(1,747)	(373)	597	(1,999)
Other income (expense), net	(3,420)	(6,104)	(6,150)	(12,164)
Income (loss) before income taxes	$167,913	$132,996	$(132,201)	$147,733
(1) Results for the three and six months ended September 30, 2024, include $(13) million and $261 million, respectively, of litigation expense, net of insurance proceeds, related to the settlement of the Class Action Securities litigation. Refer to Note 10 of these Condensed Consolidated Financial Statements for additional details.

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
All dollar and percentage comparisons made herein refer to three and six months ended September 30, 2024 with the three and six months ended September 30, 2023, unless otherwise noted.

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
Quarterly Results
During the three months ended September 30, 2024, we continued to face a challenging retail environment, particularly in North America, that included lower demand in our wholesale channel, in addition to the impacts of proactive strategies to reduce discounting and promotional activity in our direct-to-consumer channel, particularly in e-commerce. We also faced a challenging retail environment in our Asia-Pacific region.
Financial highlights for three months ended September 30, 2024 as compared to three months ended September 30, 2023 include:
•Total net revenues decreased 10.7%.
•Within our channels, wholesale revenue decreased 12.1% and direct-to-consumer revenue decreased 7.6%.
•Within our product categories, apparel revenue decreased 11.5%, footwear revenue decreased 10.9%, and accessories revenue increased 2.1%.
•Net revenue decreased 12.9% in North America, decreased 1.4% in EMEA, decreased 10.5% in Asia-Pacific and decreased 12.5% in Latin America.
•Gross margin increased 200 basis points to 49.8%.
•Selling, general and administrative expenses decreased 14.6%.
2025 Restructuring Plan
On May 15, 2024, our Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support our financial and operational efficiencies. On September 5, 2024, our Board of Directors approved a $70 million increase to the 2025 restructuring plan, resulting in an updated restructuring plan of approximately $140 million to $160 million of pre-tax restructuring and related charges to be incurred during Fiscal 2025 and the fiscal year ending March 31, 2026 ("Fiscal 2026"), including:
•Up to $75 million in cash-related charges, consisting of approximately $30 million in employee severance and benefits costs and $45 million related to various transformational initiatives; and
•Up to $85 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $78 million in facility, software, and other asset-related charges and impairments.
Restructuring and related charges are included in our Corporate Other segment. The costs recorded during the three and six months ended September 30, 2024 were primarily North America related. The summary of these costs, as well as our current estimate of the remaining amounts expected to be incurred in connection with the 2025 restructuring plan is as follows:

			Estimated Restructuring and Related Charges (1)
	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Employee-related costs	$1,393	$11,738
Facility-related costs	4,457	12,495
Other restructuring costs (2)	(2,638)	4,065
Total costs recorded in restructuring charges	$3,212	$28,298	$87,702	$116,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	938	9,460
Other transformation initiatives	1,786	1,921
Total costs recorded in selling, general and administrative expenses	$2,724	$11,381	$32,619	$44,000
Total restructuring and related charges	$5,936	$39,679	$120,321	$160,000
(1) Estimated restructuring and related charges reflect the high-end of the range of the total estimated charges expected to be incurred in connection with the 2025 restructuring plan.
(2) Includes a net gain of $5.3 million recognized during the three months ended September 30, 2024 resulting from the sale of the MapMyFitness platform.

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
RESULTS OF OPERATIONS
During Fiscal 2024, we identified and corrected certain accounting errors, primarily related to cost of goods sold and selling, general and administrative expenses on the Consolidated Statement of Operations, as well as corresponding impacts to our other Consolidated Financial Statements. The impacts of these revisions were not material to our previously filed financial statements. Information presented in the tables below for the three and six months ended September 30, 2023 have been revised to reflect these corrections. See Note 1 of these Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$1,399,023	$1,566,674	$2,582,688	$2,883,639
Cost of goods sold	702,891	818,151	1,323,881	1,523,621
Gross profit	696,132	748,523	1,258,807	1,360,018
Selling, general and administrative expenses	519,840	609,050	1,357,157	1,198,122
Restructuring charges	3,212	—	28,298	—
Income (loss) from operations	173,080	139,473	(126,648)	161,896
Interest income (expense), net	(1,747)	(373)	597	(1,999)
Other income (expense), net	(3,420)	(6,104)	(6,150)	(12,164)
Income (loss) before income taxes	167,913	132,996	(132,201)	147,733
Income tax expense (benefit)	(2,136)	28,436	3,013	32,764
Income (loss) from equity method investments	333	151	170	(248)
Net income (loss)	$170,382	$104,711	$(135,044)	$114,721

	Three Months Ended September 30,		Six Months Ended September 30,
(As a percentage of net revenues)	2024	2023	2024	2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.2%	52.2%	51.3%	52.8%
Gross profit	49.8%	47.8%	48.7%	47.2%
Selling, general and administrative expenses	37.2%	38.9%	52.5%	41.5%
Restructuring charges	0.2%	—%	1.1%	—%
Income (loss) from operations	12.4%	8.9%	(4.9)%	5.6%
Interest income (expense), net	(0.1)%	—%	—%	(0.1)%
Other income (expense), net	(0.2)%	(0.4)%	(0.2)%	(0.4)%
Income (loss) before income taxes	12.0%	8.5%	(5.1)%	5.1%
Income tax expense (benefit)	(0.2)%	1.8%	0.1%	1.1%
Income (loss) from equity method investments	—%	—%	—%	—%
Net income (loss)	12.2%	6.7%	(5.2)%	4.0%
Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$947,188	$1,070,401	$(123,213)	(11.5)%	$1,704,980	$1,895,014	$(190,034)	(10.0)%
Footwear	312,760	351,202	(38,442)	(10.9)%	623,149	714,872	(91,723)	(12.8)%
Accessories	116,381	113,933	2,448	2.1%	208,926	211,795	(2,869)	(1.4)%
Net Sales	1,376,329	1,535,536	(159,207)	(10.4)%	2,537,055	2,821,681	(284,626)	(10.1)%
License revenues	24,796	28,646	(3,850)	(13.4)%	46,467	53,718	(7,251)	(13.5)%
Corporate Other (1)	(2,102)	2,492	(4,594)	(184.3)%	(834)	8,240	(9,074)	(110.1)%
Total net revenues	$1,399,023	$1,566,674	$(167,651)	(10.7)%	$2,582,688	$2,883,639	$(300,951)	(10.4)%

Net Revenues by Distribution Channel
Wholesale	$825,993	$939,725	$(113,732)	(12.1)%	$1,506,506	$1,681,683	$(175,177)	(10.4)%
Direct-to-consumer	550,336	595,811	(45,475)	(7.6)%	1,030,549	1,139,998	(109,449)	(9.6)%
Net Sales	1,376,329	1,535,536	(159,207)	(10.4)%	2,537,055	2,821,681	(284,626)	(10.1)%
License revenues	24,796	28,646	(3,850)	(13.4)%	46,467	53,718	(7,251)	(13.5)%
Corporate Other (1)	(2,102)	2,492	(4,594)	(184.3)%	(834)	8,240	(9,074)	(110.1)%
Total net revenues	$1,399,023	$1,566,674	$(167,651)	(10.7)%	$2,582,688	$2,883,639	$(300,951)	(10.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $159.2 million, or 10.4%, to $1,376.3 million during the three months ended September 30, 2024, from $1,535.5 million during the three months ended September 30, 2023. Apparel decreased primarily due to lower unit sales. Footwear decreased primarily due to lower unit sales and lower average selling prices. Accessories increased primarily due to higher unit sales, partially offset by unfavorable channel mix and lower average selling prices. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.

Net sales decreased by $284.6 million, or 10.1%, to $2,537.1 million during the six months ended September 30, 2024, from $2,821.7 million during the six months ended September 30, 2023. Apparel decreased primarily due to lower unit sales, partially offset by higher average selling prices. Footwear decreased primarily due to lower unit sales. Accessories decreased primarily due to unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues decreased by $3.9 million or 13.4%, to $24.8 million during the three months ended September 30, 2024, from $28.6 million during the three months ended September 30, 2023. This was primarily due to lower revenues from our licensing partners in North America.
License revenues decreased by $7.3 million or 13.5%, to $46.5 million during the six months ended September 30, 2024, from $53.7 million during the six months ended September 30, 2023. This was primarily due to lower revenues from our licensing partners in North America and our Japanese licensee.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.8 million and $38.3 million for the three and six months ended September 30, 2024, respectively (three and six months ended September 30, 2023: $20.7 million and $39.1 million, respectively).
Gross profit decreased by $52.4 million to $696.1 million during the three months ended September 30, 2024, as compared to $748.5 million during the three months ended September 30, 2023. Gross profit as a percentage of net revenues, or gross margin, increased to 49.8% from 47.8%. This increase in gross margin of 200 basis points was primarily driven by favorable impacts of approximately 120 basis points from supply chain benefits, due mainly to lower product costs, 50 basis points from favorable channel mix, and 40 basis of pricing benefits from lower levels of discounting and promotions within our direct-to-consumer channel and lower markdowns in our wholesale channel. These favorable impacts were partially offset by 10 basis points from unfavorable changes in foreign currency and regional mix.
Gross profit decreased by $101.2 million to $1,258.8 million during the six months ended September 30, 2024, as compared to $1,360.0 million during the six months ended September 30, 2023. Gross profit as a percentage of net revenues, or gross margin, increased to 48.7% from 47.2%. This increase in gross margin of 150 basis points was primarily driven by favorable impacts of 130 basis points from supply chain benefits related to lower product and freight costs and lower inventory reserves, approximately 40 basis points of pricing benefits from lower levels of discounting and promotions within our direct-to-consumer channel, partially offset by unfavorable impacts of approximately 50 basis points from changes in foreign currency.
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

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Selling, General and Administrative Expenses	$519,840	$609,050	$(89,210)	(14.6)%	$1,357,157	$1,198,122	$159,035	13.3%
Selling, general and administrative expenses decreased by $89.2 million, or 14.6%, during three months ended September 30, 2024 as compared to three months ended September 30, 2023. Within selling, general and administrative expense:
•Marketing costs decreased $29.2 million or 18.8%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 9.0% from 9.9%.
•Other costs decreased $60.1 million or 13.2%, primarily due to higher recovery of insurance proceeds and lower salaries expense. The insurance proceeds received include $27.0 million of recoveries related to legal expenses from prior fiscal years and $13.0 million of recoveries related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a percentage of net revenues, other costs decreased to 28.2% from 29.0%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 37.2% during the three months ended September 30, 2024 as compared to 38.9% during the three months ended September 30, 2023.
Selling, general and administrative expenses increased by $159.0 million, or 13.3%, during six months ended September 30, 2024 as compared to six months ended September 30, 2023. Within selling, general and administrative expense:
•Marketing costs decreased $47.8 million or 16.2%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs decreased to 9.6% from 10.2%.
•Other costs increased $206.9 million or 22.9%, primarily driven by higher litigation expense, which includes a recovery of insurance proceeds. The insurance proceeds received include $73.0 million of recoveries related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and $27.0 million of recoveries related to legal expenses from prior fiscal years. Additionally, other costs increased due to transformational charges recorded in connection with the 2025 restructuring plan. See Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. As a percentage of net revenues, other costs increased to 43.0% from 31.3%. These increases were partially offset by lower salaries expenses and lower selling and distribution expenses.
As a percentage of net revenues, selling, general and administrative expenses increased to 52.5% during the six months ended September 30, 2024 as compared to 41.5% during the six months ended September 30, 2023.
Restructuring Charges
On May 15, 2024, our Board of Directors approved a restructuring plan designed to strengthen and support our financial and operational efficiencies. Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, various transformational initiatives and facility, software and other asset-related charges and impairments.

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Restructuring charges	$3,212	$—	$3,212	100.0%	$28,298	$—	$28,298	100.0%
Restructuring charges increased by $3.2 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to $1.4 million of employee-related charges and $4.5 million of facility-related charges, partially offset by $2.6 million of other restructuring-related recoveries.

Restructuring charges increased by $28.3 million during the six months ended September 30, 2024 compared to the six months ended September 30, 2023 primarily due to $11.7 million of employee-related charges, $12.5 million of facility-related charges, and $4.1 million of other restructuring charges.
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

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Interest income (expense), net	$(1,747)	$(373)	$(1,374)	(368.4)%	$597	$(1,999)	$2,596	129.9%
Interest expense, net increased by $1.4 million to $1.7 million during the three months ended September 30, 2024, primarily due to a decrease in interest income.
Interest income, net increased by $2.6 million to $0.6 million during the six months ended September 30, 2024, primarily due to an increase in interest income.
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

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Other income (expense), net	$(3,420)	$(6,104)	$2,684	44.0%	$(6,150)	$(12,164)	$6,014	49.4%
Other expense, net decreased by $2.7 million to $3.4 million during the three months ended September 30, 2024, primarily due to a net gain from on foreign currency hedges.
Other expense, net decreased by $6.0 million to $6.2 million during the six months ended September 30, 2024, primarily due to a net gain from on foreign currency hedges.
Income Tax Expense (Benefit)

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Income tax expense (benefit)	$(2,136)	$28,436	$(30,572)	(107.5)%	$3,013	$32,764	$(29,751)	(90.8)%
Income tax expense decreased $30.6 million to a benefit of $2.1 million during the three months ended September 30, 2024 from income tax expense of $28.4 million during the three months ended September 30, 2023. For the three months ended September 30, 2024, our effective tax rate was (1.3)% compared to 21.4% for the three months ended September 30, 2023. The decrease in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
Income tax expense decreased $29.8 million to $3.0 million during the six months ended September 30, 2024 from income tax expense of $32.8 million during the six months ended September 30, 2023. For the six months ended September 30, 2024, our effective tax rate was (2.3)% compared to 22.2% for the six months ended September 30, 2023. The decrease in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific and Latin America.
We exclude certain corporate items from our segment profitability measures. We report these items within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; (iii) certain foreign currency hedge gains and losses; and (iv) operating results from the MapMyFitness digital platform, which was sold during the three months ended September 30, 2024.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net Revenues

	Three Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$863,345	$991,357	$(128,012)	(12.9)%
EMEA	283,178	287,091	(3,913)	(1.4)%
Asia-Pacific	207,661	232,065	(24,404)	(10.5)%
Latin America	46,941	53,669	(6,728)	(12.5)%
Corporate Other (1)	(2,102)	2,492	(4,594)	(184.3)%
Total net revenues	$1,399,023	$1,566,674	$(167,651)	(10.7)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total net revenues for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was driven by the following:
•Net revenues in our North America region decreased by $128.0 million, or 12.9%, to $863.3 million from $991.4 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as a decrease in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region decreased by $3.9 million, or 1.4%, to $283.2 million from $287.1 million. This was driven by a decrease in our wholesale channel partially offset by an increase in our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in both e-commerce and owned and operated retail stores.
•Net revenues in our Asia-Pacific region decreased by $24.4 million, or 10.5%, to $207.7 million from $232.1 million. This was driven by a decrease in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our Latin America region decreased by $6.7 million, or 12.5%, to $46.9 million from $53.7 million. This was driven by a decrease in our wholesale channel partially offset by an increase in our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in both e-commerce and owned and operated retail stores. Net revenues in our Latin America region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $4.6 million to $(2.1) million from $2.5 million. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$217,259	$211,071	$6,188	2.9%
EMEA	51,595	38,826	12,769	32.9%
Asia-Pacific	34,214	54,608	(20,394)	(37.3)%
Latin America	12,171	13,615	(1,444)	(10.6)%
Corporate Other (1)	(142,159)	(178,647)	36,488	20.4%
Total operating income (loss)	$173,080	$139,473	$33,607	24.1%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.
The increase in total operating income for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily driven by the following:
•Operating income in our North America region increased by $6.2 million to $217.3 million from $211.1 million. This was primarily due to lower marketing-related and selling and distribution expenses, partially offset by a decrease in gross profit. The decrease in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower product input costs.
•Operating income in our EMEA region increased by $12.8 million to $51.6 million from $38.8 million. This was primarily due to lower marketing-related expenses and an increase in gross profit. The increase in gross profit was primarily driven by lower product input costs.
•Operating income in our Asia-Pacific region decreased by $20.4 million to $34.2 million from $54.6 million. This was primarily due to a decrease in gross profit and higher marketing-related and selling and distribution expenses. The decrease in gross profit was primarily driven by lower net revenues as discussed above, partially offset by inventory returns.
•Operating income in our Latin America region decreased by $1.4 million to $12.2 million from $13.6 million. This was primarily due to a decrease in gross profit, partially offset by lower marketing-related and selling and distribution expenses. The decrease in gross profit was primarily driven by lower net revenues as discussed above.
•Operating loss in our Corporate Other non-operating segment decreased by $36.5 million to $142.2 million from $178.6 million. This was primarily due to higher recovery of insurance proceeds, which included $27.0 million of recoveries related to legal expenses from prior fiscal years and $13.0 million of recoveries related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This was partially offset by an increase in restructuring charges as a result of charges incurred under the 2025 restructuring plan as discussed above.

Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Net Revenues

	Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$1,572,605	$1,817,962	$(245,357)	(13.5)%
EMEA	510,070	513,732	(3,662)	(0.7)%
Asia-Pacific	389,497	434,297	(44,800)	(10.3)%
Latin America	111,350	109,408	1,942	1.8%
Corporate Other (1)	(834)	8,240	(9,074)	(110.1)%
Total net revenues	$2,582,688	$2,883,639	$(300,951)	(10.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total net revenues for the six months ended September 30, 2024, compared to the six months ended September 30, 2023, was driven by the following:
•Net revenues in our North America region decreased by $245.4 million, or 13.5%, to $1,572.6 million from $1,818.0 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel as well as a decrease in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region decreased by $3.7 million, or 0.7%, to $510.1 million from $513.7 million. This was driven by a decrease in our wholesale channel, partially offset by an increase in our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in both e-commerce and owned and operated retail stores.
•Net revenues in our Asia-Pacific region decreased by $44.8 million, or 10.3%, to $389.5 million from $434.3 million. This was driven by a decrease in both our direct-to-consumer channel and our wholesale channel. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region increased by $1.9 million, or 1.8%, to $111.4 million from $109.4 million. This was driven by an increase in our direct-to-consumer channel, partially offset by a decrease in our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both e-commerce and owned and operated retail stores. Net revenues in our Latin America region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $9.1 million to $(0.8) million from $8.2 million. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$365,148	$371,785	$(6,637)	(1.8)%
EMEA	72,051	68,605	3,446	5.0%
Asia-Pacific	44,149	70,006	(25,857)	(36.9)%
Latin America	27,342	19,392	7,950	41.0%
Corporate Other (1)	(635,338)	(367,892)	(267,446)	(72.7)%
Total operating income (loss)	$(126,648)	$161,896	$(288,544)	(178.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

The decrease in total operating income for the six months ended September 30, 2024, compared to the six months ended September 30, 2023, was primarily driven by the following:
•Operating income in our North America region decreased by $6.6 million to $365.1 million from $371.8 million. This was primarily due to a decrease in gross profit, partially offset by lower marketing-related, selling and distribution expenses. The decline in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower product input costs.
•Operating income in our EMEA region increased by $3.4 million to $72.1 million from $68.6 million. This was primarily due to an increase in gross profit, partially offset by higher non-salaried wage, marketing-related and facility-related expenses. The increase in gross profit was primarily driven by lower product input costs.
•Operating income in our Asia-Pacific region decreased by $25.9 million to $44.1 million from $70.0 million. This was primarily due to a decrease in gross profit, partially offset by lower bad debt expenses. The decline in gross profit was primarily driven by lower net revenues as discussed above.
•Operating income in our Latin America region increased by $8.0 million to $27.3 million from $19.4 million. This was primarily due to an increase in gross profit and lower marketing-related expenses. The increase in gross profit was primarily driven by higher net revenues as discussed above and lower product input costs.

•Operating loss in our Corporate Other non-operating segment increased by $267.4 million to $635.3 million from $367.9 million. This was primarily due to higher litigation expense, which includes a recovery of insurance proceeds. The insurance proceeds received include $73.0 million of recoveries related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and $27.0 million of recoveries related to legal expenses from prior fiscal years. In addition, restructuring charges increased as a result of charges incurred under the 2025 restructuring plan as discussed above.

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
As of September 30, 2024, we had approximately $530.7 million of cash and cash equivalents. In August 2024, we utilized a combination of our cash on hand and insurance proceeds to fund the settlement of the Class Action litigation into an escrow account in accordance with the terms of the preliminary settlement agreement. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027.
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
During the six months ended September 30, 2024, pursuant to the previously disclosed accelerated share repurchase transaction entered into in May 2024, we repurchased 5.9 million shares of Class C Common Stock, which were immediately retired. No shares were repurchased during the three months ended September 30, 2024.
During the three and six months ended September 30, 2023, we repurchased and immediately retired 7.6 million Class C Common Stock, under our previously approved $500 million share repurchase program which was completed in December 2023. No shares were repurchased during the three months ended June 30, 2023.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Six Months Ended September 30,
(In thousands)	2024	2023	Change ($)
Net cash provided by (used in):
Operating activities	$(168,409)	$55,483	$(223,892)
Investing activities	(43,291)	(30,384)	(12,907)
Financing activities	(129,392)	(50,537)	(78,855)
Effect of exchange rate changes on cash and cash equivalents	14,023	(28,671)	42,694
Net increase (decrease) in cash and cash equivalents	$(327,069)	$(54,109)	$(272,960)
Operating Activities
Cash flows from operating activities decreased by $223.9 million, as compared to six months ended September 30, 2024, primarily driven by an increase from changes in working capital of $68.3 million, offset by a decrease in net income before the impact of non-cash items of $292.2 million.
The changes in working capital were due to the following inflows:
•$194.1 million from changes in accounts payable;
•$82.8 million from changes in accounts receivable;
•$37.4 million from changes in prepaid expenses and other current assets; and
•$16.9 million from changes in customer refund liabilities.
These inflows were partially offset by the following working capital outflows:
•$174.1 million from changes in inventories;
•$38.2 million from changes in other non-current assets;
•$35.9 million from changes in accrued expenses and other liabilities; and
•$14.6 million from changes in income taxes payable and receivable, net.

Investing Activities
Cash flows used in investing activities increased by $12.9 million, as compared to the six months ended September 30, 2023. This was primarily due to an increase in capital expenditures and the acquisition of UNLESS COLLECTIVE, Inc. These outflows were partially offset a higher earn-out collected in connection with the sale of the MyFitnessPal platform and the proceeds from the sale of the MapMyFitness platform.
Total capital expenditures during the six months ended September 30, 2024 were $91.5 million, or approximately 4% of net revenues, representing a $16.1 million increase from $75.4 million during the six months ended September 30, 2023. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland. During the six months ended September 30, 2024, we incurred capital expenditures of $64.9 million relating to the construction of our new global headquarters. As previously disclosed, our plans for our new headquarters have been designed in line with our long-term sustainability strategy which includes a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. A portion of our capital expenditures include investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities increased by $78.9 million, as compared to the six months ended September 30, 2023. During the six months ended September 30, 2024, we repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding using cash on hand. Additionally, we paid $40.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions during the six months ended September 30, 2024. During the six months ended September 30, 2023, we paid $50.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. For more details, see discussion above under "Share Repurchase Program".
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In July 2024, we entered into the fifth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of September 30, 2024 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of September 30, 2024, $45.4 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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

We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. As of September 30, 2024, we were in compliance with the applicable covenants. In July 2024, we entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Class Action Securities litigation described in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of September 30, 2024, the commitment fee was 15.0 basis points.
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
3.25% Senior Notes
In June 2016, we issued $600.0 million aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes"). The Senior Notes bear interest at the fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning December 15, 2016. Prior to March 15, 2026 (three months prior to the maturity date of the Notes), we may redeem some or all of the Senior Notes at any time or from time to time at a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed or a "make-whole" amount applicable to such Senior Notes as described in the indenture governing the Senior Notes, plus accrued and unpaid interest to, but excluding, the redemption date.
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
Changes in Internal Control Over Financial Reporting
As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The Company did not repurchase any of its Class C Common Stock during the three months ended September 30, 2024 under the three-year $500 million share repurchase program authorized by the Company's Board of Directors in May 2024. See Note 11 to our Condensed Consolidated Financial Statements for details.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
07/01/2024 to 07/31/2024	—	$—	—	$460.0
08/01/2024 to 08/31/2024	—	$—	—	$460.0
09/01/2024 to 09/30/2024	—	$—	—	$460.0

ITEM 5. OTHER INFORMATION
(c)
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.
10.01	Amendment No. 5, dated July 3, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
10.02	Separation Agreement between the Company and Jim Dausch dated August 30, 2024, including General Release.*
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: November 7, 2024