Form 10-Q
period 2024-12-31
Under Armour, Inc.
filed 2025-02-06
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-33202
______________________________________
UNDER ARMOUR, INC.
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	52-1990078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Performance Drive Baltimore, Maryland 21230	(410) 468-2512
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

1020 Hull Street Baltimore, Maryland 21230
(Former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	UAA	New York Stock Exchange
Class C Common Stock	UA	New York Stock Exchange
(Title of each class)	(Trading Symbols)	(Name of each exchange on which registered)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of January 31, 2025 there were 188,822,726 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 206,585,018 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Under Armour, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; In thousands, except share data)

	December 31, 2024	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$726,877	$858,691
Accounts receivable, net (Note 3)	615,467	757,339
Inventories	1,100,530	958,495
Prepaid expenses and other current assets, net	248,119	289,157
Total current assets	2,690,993	2,863,682
Property and equipment, net (Note 4)	650,644	664,503
Operating lease right-of-use assets (Note 5)	391,767	434,699
Goodwill (Note 6)	484,546	478,302
Intangible assets, net (Note 7)	5,532	7,000
Deferred income taxes (Note 18)	244,081	221,033
Other long-term assets	163,402	91,515
Total assets	$4,630,965	$4,760,734
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$—	$80,919
Accounts payable	657,152	483,731
Accrued expenses	322,555	287,853
Customer refund liabilities (Note 12)	170,344	139,283
Operating lease liabilities (Note 5)	127,930	139,331
Other current liabilities	63,035	34,344
Total current liabilities	1,341,016	1,165,461
Long-term debt, net of current maturities (Note 9)	595,188	594,873
Operating lease liabilities, non-current (Note 5)	582,020	627,665
Other long-term liabilities	128,018	219,449
Total liabilities	2,646,242	2,607,448
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2024 and March 31, 2024; 188,822,726 shares issued and outstanding as of December 31, 2024 (March 31, 2024: 188,802,043)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of December 31, 2024 and March 31, 2024	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of December 31, 2024 and March 31, 2024; 206,495,528 shares issued and outstanding as of December 31, 2024 (March 31, 2024: 212,711,353)	68	70
Additional paid-in capital	1,224,337	1,181,854
Retained earnings	840,288	1,048,411
Accumulated other comprehensive income (loss)	(80,044)	(77,123)
Total stockholders' equity	1,984,723	2,153,286
Total liabilities and stockholders' equity	$4,630,965	$4,760,734
Commitments and Contingencies (Note 10)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenues (Note 12)	$1,401,039	$1,486,043	$3,983,727	$4,369,682
Cost of goods sold	735,884	815,404	2,059,765	2,339,025
Gross profit	665,155	670,639	1,923,962	2,030,657
Selling, general and administrative expenses	637,701	599,230	1,994,858	1,797,352
Restructuring charges (Note 13)	13,945	—	42,243	—
Income (loss) from operations	13,509	71,409	(113,139)	233,305
Interest income (expense), net	(3,391)	(211)	(2,794)	(2,210)
Other income (expense), net	(2,563)	47,927	(8,713)	35,763
Income (loss) before income taxes	7,555	119,125	(124,646)	266,858
Income tax expense (benefit) (Note 18)	6,295	8,569	9,308	41,333
Income (loss) from equity method investments	(26)	197	144	(51)
Net income (loss)	$1,234	$110,753	$(133,810)	$225,474

Basic net income (loss) per share of Class A, B and C common stock (Note 19)	$0.00	$0.25	$(0.31)	$0.51
Diluted net income (loss) per share of Class A, B and C common stock (Note 19)	$0.00	$0.25	$(0.31)	$0.50

Weighted average common shares outstanding Class A, B and C common stock
Basic	431,744	437,314	433,212	441,893
Diluted	437,297	448,435	433,212	452,208
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited; In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$1,234	$110,753	$(133,810)	$225,474
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,087)	17,257	(37,344)	9,179
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(13,907) and $8,837, for the three months ended December 31, 2024 and 2023, respectively; $(13,447) and $6,629 for the nine months ended December 31, 2024 and 2023, respectively.	46,832	(36,070)	35,651	(17,840)
Gain (loss) on intra-entity foreign currency transactions	(5,442)	2,815	(1,228)	(6,556)
Total other comprehensive income (loss)	11,303	(15,998)	(2,921)	(15,217)
Comprehensive income (loss)	$12,537	$94,755	$(136,731)	$210,257
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2023	188,725	$63	34,450	$11	214,689	$71	$1,162,548	$958,412	$(67,061)	$2,054,044
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(15)	—	—	(110)	—	(110)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(225)	—	—	(225)
Class C Common Stock repurchased	—	—	—	—	(3,069)	(1)	(1,522)	(23,477)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	62	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	381	—	662	—	—	662
Stock-based compensation expense	—	—	—	—	—	—	9,806	—	—	9,806
Comprehensive income (loss)	—	—	—	—	—	—	—	110,753	(15,998)	94,755
Balance as of December 31, 2023	188,787	$63	34,450	$11	211,986	$70	$1,171,269	$1,045,578	$(83,059)	$2,133,932

Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$897,306	$(67,842)	$1,966,147
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(348)	—	—	(2,428)	—	(2,428)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(650)	—	—	(650)
Class C Common Stock repurchased	—	—	—	—	(10,685)	(3)	(223)	(74,774)	—	(75,000)
Issuance of Class A Common Stock, net of forfeitures	82	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	1,672	—	2,443	—	—	2,443
Stock-based compensation expense	—	—	—	—	—	—	33,163	—	—	33,163
Comprehensive income (loss)	—	—	—	—	—	—	—	225,474	(15,217)	210,257
Balance as of December 31, 2023	188,787	$63	34,450	$11	211,986	$70	$1,171,269	$1,045,578	$(83,059)	$2,133,932

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of September 30, 2024	188,822	$63	34,450	$11	209,058	$69	$1,212,378	$864,027	$(91,347)	$1,985,201
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(65)	—	—	(601)	—	(601)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(278)	—	—	(278)
Class C Common Stock repurchased	—	—	—	—	(2,781)	(1)	(627)	(24,372)	—	(25,000)
Issuance of Class A Common Stock, net of forfeitures	1	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	284	—	538	—	—	538
Stock-based compensation expense	—	—	—	—	—	—	12,326	—	—	12,326
Comprehensive income (loss)	—	—	—	—	—	—	—	1,234	11,303	12,537
Balance as of December 31, 2024	188,823	$63	34,450	$11	206,496	$68	$1,224,337	$840,288	$(80,044)	$1,984,723

Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,320)	—	—	(9,000)	—	(9,000)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(478)	—	—	(478)
Class C Common Stock repurchased	—	—	—	—	(8,721)	(3)	316	(65,313)	—	(65,000)
Issuance of Class A Common Stock, net of forfeitures	21	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,826	1	1,851	—	—	1,852
Stock-based compensation expense	—	—	—	—	—	—	40,794	—	—	40,794
Comprehensive income (loss)	—	—	—	—	—	—	—	(133,810)	(2,921)	(136,731)
Balance as of December 31, 2024	188,823	$63	34,450	$11	206,496	$68	$1,224,337	$840,288	$(80,044)	$1,984,723
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; In thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(133,810)	$225,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	96,786	102,113
Unrealized foreign currency exchange rate (gain) loss	8,072	(904)
Loss on disposal of property and equipment	4,039	746
Non-cash restructuring and impairment charges	38,575	—
Amortization of bond premium and debt issuance costs	1,703	1,565
Stock-based compensation	40,794	33,163
Deferred income taxes	(8,784)	(24,430)
Changes in reserves and allowances	10,480	25,085
Changes in operating assets and liabilities:
Accounts receivable	136,658	58,044
Inventories	(149,362)	72,578
Prepaid expenses and other assets	2,988	(56,261)
Other non-current assets	(39,662)	37,494
Accounts payable	172,504	32,100
Accrued expenses and other liabilities	(65,207)	(38,737)
Customer refund liabilities	30,838	80
Income taxes payable and receivable	(3,732)	8,753
Net cash provided by (used in) operating activities	142,880	476,863
Cash flows from investing activities
Purchases of property and equipment	(139,860)	(116,541)
Sale of MyFitnessPal platform	50,000	45,000
Sale of MapMyFitness platform	8,000	—
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	(9,788)	—
Purchase of equity method investment in ISC Sport	(7,546)	—
Net cash provided by (used in) investing activities	(99,194)	(71,541)
Cash flows from financing activities
Common shares repurchased	(65,000)	(75,000)
Repayment of long-term debt	(80,919)	—
Employee taxes paid for shares withheld for income taxes	(9,000)	(2,428)
Proceeds from exercise of stock options and other stock issuances	1,852	2,443
Payments of debt financing costs	(1,388)	—
Net cash provided by (used in) financing activities	(154,455)	(74,985)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20,982)	136
Net increase (decrease) in cash, cash equivalents and restricted cash	(131,751)	330,473
Cash, cash equivalents and restricted cash
Beginning of period	876,917	726,745
End of period	$745,166	$1,057,218

Non-cash investing and financing activities
Change in accrual for property and equipment	$(8,587)	$(3,928)

Reconciliation of cash, cash equivalents and restricted cash	December 31, 2024	December 31, 2023
Cash and cash equivalents	$726,877	$1,039,109
Restricted cash	18,289	18,109
Total cash, cash equivalents and restricted cash	$745,166	$1,057,218
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
The unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("Fiscal 2024"), filed with the SEC on May 29, 2024 ("Annual Report on Form 10-K for Fiscal 2024"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2025 ("Fiscal 2025"), or any other portions thereof.
Reclassifications
Certain prior period comparative amounts have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not affect the unaudited Condensed Consolidated Financial Statements.
Equity Method Investment
In November 2024, the Company invested $7.5 million in exchange for 29.5% common stock ownership in ISC Sport (ISC), an Australian custom teamwear company. This investment is accounted for under the equity method, given the Company has the ability to exercise significant influence, but not control, and is included in other long-term assets on the Condensed Consolidated Balance Sheets.
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
The following tables set forth the Company’s revisions to the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023. The unaudited Condensed Consolidated Financial Statements and accompanying notes included within this Quarterly Report on Form 10-Q have been revised to reflect these corrections.

Condensed Consolidated Statements of Operations

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net revenues	$1,486,095	$(52)	$1,486,043	$4,369,817	$(135)	$4,369,682
Cost of goods sold	814,914	490	815,404	2,338,905	120	2,339,025
Gross profit	671,181	(542)	670,639	2,030,912	(255)	2,030,657
Selling, general and administrative expenses	601,661	(2,431)	599,230	1,794,703	2,649	1,797,352
Income (loss) from operations	69,520	1,889	71,409	236,209	(2,904)	233,305
Interest income (expense), net	(211)	—	(211)	(2,210)	—	(2,210)
Other income (expense), net	49,636	(1,709)	47,927	36,822	(1,059)	35,763
Income (loss) before income taxes	118,945	180	119,125	270,821	(3,963)	266,858
Income tax expense (benefit)	4,999	3,570	8,569	38,464	2,869	41,333
Income (loss) from equity method investments	197	—	197	(51)	—	(51)
Net income (loss)	$114,143	$(3,390)	$110,753	$232,306	$(6,832)	$225,474

Basic net income (loss) per share	$0.26	$(0.01)	$0.25	$0.53	$(0.02)	$0.51
Diluted net income (loss) per share	$0.26	$(0.01)	$0.25	$0.52	$(0.02)	$0.50
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended December 31, 2023
(in thousands)	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net income (loss)	$232,306	$(6,832)	$225,474
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	106,685	(4,572)	102,113
Unrealized foreign currency exchange rate (gain) loss	(904)	—	(904)
Loss on disposal of property and equipment	746	—	746
Amortization of bond premium and debt issuance costs	1,565	—	1,565
Stock-based compensation	33,163	—	33,163
Deferred income taxes	(24,430)	—	(24,430)
Changes in reserves and allowances	25,085	—	25,085
Changes in operating assets and liabilities:
Accounts receivable	55,912	2,132	58,044
Inventories	71,400	1,178	72,578
Prepaid expenses and other assets	(45,363)	(10,898)	(56,261)
Other non-current assets	42,149	(4,655)	37,494
Accounts payable	31,470	630	32,100
Accrued expenses and other liabilities	(42,630)	3,893	(38,737)
Customer refund liability	80	—	80
Income taxes payable and receivable	5,884	2,869	8,753
Net cash provided by (used in) operating activities	493,118	(16,255)	476,863
Cash flows from investing activities
Purchases of property and equipment	(132,796)	16,255	(116,541)
Sale of MyFitnessPal platform	45,000	—	45,000
Net cash provided by (used in) investing activities	(87,796)	16,255	(71,541)
Cash flows from financing activities
Net cash provided by (used in) financing activities	(74,985)	—	(74,985)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	136	—	136
Net increase (decrease) in cash, cash equivalents and restricted cash	330,473	—	330,473
Cash, cash equivalents and restricted cash
Beginning of period	727,726	(981)	726,745
End of period	$1,058,199	$(981)	$1,057,218

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). There were no ASUs adopted during the first nine months of Fiscal 2025.
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 on April 1, 2023 on a retrospective basis, except for the amendments relating to the rollforward requirement, which will be effective for the Company's Annual Report on Form 10-K for Fiscal 2025. The adoption did not have a material impact on the Company's Condensed Consolidated Financial Statements. Refer to Note 8 of these Condensed Consolidated Financial Statements for a discussion of the Company's supply chain finance program.
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
Reportable Segments
In November 2023, the FASB issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosures about an entity’s reportable segments,

including more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for the Company's Fiscal 2025 annual period and interim periods thereafter. The Company is finalizing its evaluation of ASU 2023-07 and expects the adoption to expand its disclosures, but does not expect it to have a material impact on its consolidated financial statements.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of December 31, 2024, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts:

Allowance for doubtful accounts - within accounts receivable, net
Balance as of March 31, 2024	$14,994
Increases to costs and expenses	5,582
Write-offs, net of recoveries	(1,217)
Balance as of December 31, 2024	$19,359

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of December 31, 2024	As of March 31, 2024
Leasehold and tenant improvements	$440,319	$495,181
Furniture, fixtures and displays	305,918	301,897
Buildings	213,832	68,230
Software	280,314	350,811
Office equipment	138,483	139,223
Plant equipment	190,103	178,316
Land	73,244	82,410
Construction in progress (1)	20,800	175,960
Other	25,846	28,910
Subtotal property and equipment	1,688,859	1,820,938
Accumulated depreciation	(1,038,215)	(1,156,435)
Property and equipment, net	$650,644	$664,503
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, leasehold improvements and in-store fixtures and displays not yet placed in use.

During the three months ended December 31, 2024, the Company relocated to its new global headquarters. As a result of vacating its former global headquarters, the Company performed an impairment analysis and recognized an impairment charge of $28.4 million within selling, general and administrative expenses on the Condensed Consolidated Statements of Operations to reduce the carrying value to its estimated fair value. Additionally, during the three months ended December 31, 2024, the property and equipment associated with the new global headquarters, which had been previously classified as construction in progress, were placed into service.
Depreciation expense related to property and equipment for the three and nine months ended December 31, 2024 was $30.9 million and $95.6 million, respectively (three and nine months ended December 31, 2023: $33.5 million and $101.0 million, respectively).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038. Short-term lease payments were not material for the periods presented.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease costs	$37,580	$37,535	$113,040	$112,845
Variable lease costs	$27,400	$22,290	$76,940	$64,452
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
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income for the three and nine months ended December 31, 2024 was $3.3 million and $6.1 million, respectively. Sublease income for the three and nine months ended December 31, 2023 was not material.
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of December 31, 2024	As of March 31, 2024
Weighted average remaining lease term (in years)	7.33	7.62
Weighted average discount rate	4.92%	4.95%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating cash outflows from operating leases	$46,243	$44,941	$139,089	$133,259
Leased assets obtained in exchange for new operating lease liabilities	$13,840	$29,239	$50,156	$50,698

Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of December 31, 2024:

Fiscal year ending March 31,
2025 (three months ending)	$40,712
2026	155,201
2027	133,576
2028	113,941
2029	76,380
2030 and thereafter	321,524
Total lease payments	$841,334
Less: Interest	131,384
Total present value of lease liabilities	$709,950
As of December 31, 2024, the Company has additional operating lease obligations that have not yet commenced of approximately $70.2 million, which are not reflected in the table above. This amount includes approximately $56.6 million relating to an agreement with a third-party logistics provider to operate a distribution center in the Netherlands. This agreement has been assessed as containing a lease and is scheduled to commence in February 2026.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2024	$301,371	$101,958	$74,973	$478,302
Purchase of UNLESS COLLECTIVE, Inc (1)	9,784	—	—	9,784
Effect of currency translation adjustment	—	(2,489)	(1,051)	(3,540)
Balance as of December 31, 2024	$311,155	$99,469	$73,922	$484,546
(1) The goodwill is not expected to be deductible for tax purposes.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,517	$(6,666)	$1,851
Lease-related intangible assets	1-15	1,522	(1,469)	53
Total		$10,039	$(8,135)	$1,904
Indefinite-lived intangible assets				3,628
Intangible assets, net				$5,532

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,609	$(5,708)	$2,901
Lease-related intangible assets	1-15	1,756	(1,677)	79
Total		$10,365	$(7,385)	$2,980
Indefinite-lived intangible assets				4,020
Intangible assets, net				$7,000
Amortization expense, which is included in selling, general and administrative expenses, for the three and nine months ended December 31, 2024 was $0.4 million and $1.1 million, respectively (three and nine months ended December 31, 2023: $0.4 million and $1.1 million, respectively).
The following is the estimated future amortization expense for the Company's intangible assets as of December 31, 2024:

Fiscal year ending March 31,
2025 (three months ending)	$406
2026	1,489
2027	9
2028 and thereafter	—
Total amortization expense of intangible assets	$1,904

NOTE 8. SUPPLY CHAIN FINANCE PROGRAM
The Company facilitates a supply chain finance program, administered through third-party platforms, which provides participating suppliers with the opportunity to finance payments due from the Company with certain third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more invoices of the Company prior to their scheduled due dates at a discounted price with the participating financial institution.
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
The Company’s outstanding payment obligations under this program were $206.9 million as of December 31, 2024 (March 31, 2024: $159.4 million).

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of December 31, 2024	As of March 31, 2024
1.50% Convertible Senior Notes due 2024	$—	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	600,000	680,919

Unamortized debt discount on Senior Notes	(370)	(560)
Unamortized debt issuance costs - Convertible Senior Notes	—	(16)
Unamortized debt issuance costs - Senior Notes	(785)	(1,189)
Unamortized debt issuance costs - Credit facility	(3,657)	(3,362)
Total amount outstanding	595,188	675,792
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	—	80,919

Non-current portion of long-term debt	$595,188	$594,873
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In July 2024, the Company entered into the fifth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of December 31, 2024 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2024, $45.9 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2024, the Company entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Company's Class Action Securities litigation described in Note 10 of these Condensed Consolidated Financial Statements. The Company was in compliance with the applicable covenants for the quarter ended December 31, 2024.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2024, the commitment fee was 17.5 basis points.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $6.4 million and $18.1 million for the three and nine months ended December 31, 2024, respectively (three and nine months ended December 31, 2023: $5.7 million and $17.0 million, respectively).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of December 31, 2024:

Fiscal year ending March 31,
2025 (three months ending)	$—
2026	—
2027	600,000
2028 and thereafter	—
Total scheduled maturities of long-term debt	$600,000

Current maturities of long-term debt	$—
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
The operative complaint (the "TAC") in the Consolidated Securities Action was filed on October 14, 2020. The class period identified in the TAC was September 16, 2015 through November 1, 2019.
On June 20, 2024, the defendants reached an agreement with the plaintiffs to enter into a settlement resolving the Consolidated Securities Action (the “Securities Action Settlement”). Under the terms of the Securities Action Settlement, the Company paid $434 million to the members of the class, which was funded using balance sheet cash together with $63 million of insurance proceeds. In addition, the Company agreed to two additional, non-monetary provisions, specifically to continue to separate the roles of Chair and Chief Executive Officer for a period of at least three years beginning on the date that the court order approving the Securities Action Settlement and dismissing the Consolidated Securities Action becomes final and non-appealable (the “Three-Year Period”), and that all restricted stock or restricted stock units granted by the Company to its Chief Executive Officer, Chief Financial Officer and Chief Legal Officer during the Three-Year Period include a performance-based vesting condition to be set by the Human Capital and Compensation Committee of the Company’s Board of Directors. In exchange, the plaintiffs and the Class granted customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Consolidated Securities Action.
On November 7, 2024, the District Court granted the plaintiffs’ motion for final approval of the Securities Action Settlement and dismissed the Consolidated Securities Action with prejudice.
By entering into the Securities Action Settlement, the defendants in no way conceded or admitted liability for any of the claims that were or could have been asserted in the Consolidated Securities Action. The defendants expressly have denied and continue to deny each and all of the claims asserted in the Consolidated Securities Action, and entered into the Securities Action Settlement to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Consolidated Securities Action.
Consolidated Kenney Derivative Litigation
In June and July 2018, two purported stockholder derivative complaints were filed in Maryland state court (the "State Court"), in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively). The cases were consolidated on October 19, 2018 under the caption Kenney v. Plank, et. al. The consolidated complaint in the Kenney action names Mr. Plank, certain other current and former members of the Company's Board of Directors, certain former Company executives, and Sagamore Development Company, LLC ("Sagamore") as defendants, and names the Company as a nominal defendant. The consolidated complaint asserts breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants and asserts a claim against Sagamore for aiding and abetting certain of the alleged breaches of fiduciary duty. The consolidated complaint seeks damages on behalf of the Company and certain corporate governance related actions.
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
On March 29, 2019, the State Court granted the Company's and the defendants' motion to stay that case pending the outcome of both the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims to those asserted in the Kenney action relating to the Company's purchase of parcels in the Baltimore Peninsula, an area of Baltimore previously referred to as Port Covington (which derivative action has since been dismissed in its entirety).
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
In 2020, two additional purported shareholder derivative complaints were filed in the State Court, in cases captioned Cordell v. Plank, et al. (filed August 11, 2020), and Salo v. Plank, et al. (filed October 21, 2020), respectively.
Prior to the filing of the derivative complaints in these two actions, neither of the purported stockholders made a demand that the Company's Board of Directors pursue the claims asserted in the complaints. In October 2021, the State Court issued an order (i) consolidating the Cordell and Salo actions with the consolidated Kenney action into a single consolidated derivative action (the "Consolidated Kenney Derivative Action"); (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated Kenney Derivative Action.
On October 27, 2023, an additional purported stockholder derivative complaint was filed in the State Court by four purported stockholders, in a case captioned Viskovich, et al. v. Plank, et al. (the “Viskovich Action”). Prior to the filing of this complaint, each of the four purported stockholders had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaint. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and these purported stockholders were informed of that determination. On March 20, 2024, the State Court issued an order (i) consolidating the Viskovich Action into the Consolidated Kenney Derivative Action; (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated Kenney Derivative Action.
As previously disclosed, the parties in the Consolidated Kenney Derivative Action and the Consolidated Paul Derivative Action described below (together, the “Derivative Actions”) agreed to engage in private mediation in an effort to potentially resolve the claims in the Derivative Actions. On January 18, 2025, the Company and all of the defendants in the Derivative Actions entered into a binding term sheet (the “Term Sheet”) with plaintiffs containing the material terms of a settlement resolving the Derivative Actions. The parties intend to prepare a formal stipulation of settlement describing the terms of the proposed settlement, which will be presented to the State Court for approval following a notice and review period for the Company’s stockholders.
The Term Sheet provides that (a) the Company will implement various corporate governance measures for a period of three years from the time that the settlement becomes final and non-appealable; and (b) a payment of $8.9 million, less any award of attorneys’ fees and costs to counsel for the plaintiffs, will be made to the Company on behalf of the defendants and will be funded using insurance proceeds. In exchange, the plaintiffs, the Company, and Under Armour stockholders derivatively on behalf of the Company, will grant customary releases in favor of the defendants of all of claims that were or could have been asserted in the Derivative Actions.
By agreeing to settle the Derivative Actions, the defendants in no way concede or admit liability for any of the claims that were or could have been asserted in the Derivative Actions. The defendants expressly have denied and continue to deny each and all of the claims asserted in the Derivative Actions, and agreed to settle the Derivative Actions to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Derivative Actions.
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
On April 24, 2023, the Derivative Lead Plaintiffs designated an operative complaint in the Consolidated Paul Derivative Action. The operative complaint named Mr. Plank, certain other current and former members of the Company's Board of Directors, and certain other current and former Company executives as defendants, and named the Company as a nominal defendant. It asserted allegations challenging (i) the Company's disclosures related to growth and consumer demand for certain of the Company's products; (ii) the Company's practice of shifting sales between quarterly periods supposedly to appear healthier and its purported failure to disclose that practice; (iii) the Company's internal controls with respect to revenue recognition and inventory management; and (iv) the Company's supposed failure to timely disclose investigations by the U.S. Securities and Exchange Commission and the U.S. Department of Justice. The operative complaint asserted breach of fiduciary duty and unjust enrichment claims against the defendants and asserted a contribution claim against certain defendants. The operative complaint sought damages on behalf of the Company and also sought certain corporate governance related actions.
The Company and the defendants filed a motion to dismiss the operative complaint on June 23, 2023. The District Court granted that motion on September 27, 2023, dismissing the Consolidated Paul Derivative Action without prejudice, due to lack of subject matter jurisdiction. Following that decision, Viskovich, one of the Derivative Lead Plaintiffs, filed the above-referenced Viskovich Action in State Court.
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
As described above, on January 18, 2025, the parties in the Derivative Actions entered into the binding Term Sheet, which contains the material terms of a settlement resolving those cases. A summary of the Term Sheet and the next steps with respect to the proposed settlement is set forth above.
As noted above, by agreeing to settle the Derivative Actions, the defendants in no way concede or admit liability for any of the claims that were or could have been asserted in the Derivative Actions. The defendants expressly have denied and continue to deny each and all of the claims asserted in the Derivative Actions, and agreed to settle the Derivative Actions to eliminate the uncertainty, risk, costs, and burdens inherent in any litigation, including the Derivative Actions.
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
In connection with the matters described above and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the Securities Action Settlement, as previously disclosed, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision.

The Company opposed the insurance carriers’ motion, and briefing on the motion was completed on May 23, 2024. On December 19, 2024, the District Court granted the insurance carriers’ motion for entry of final judgment with respect to the District Court’s March 26, 2024 decision and stayed further proceedings in the District Court pending the Fourth Circuit’s resolution of the insurance carriers’ appeal with respect to the District Court’s March 26, 2024 decision. On January 16, 2025, the insurance carriers filed a notice of appeal. If the Fourth Circuit reverses the District Court’s decision, the Company may be required to repay the settlement amount funded by the insurance carriers, as well as any defense costs from the Consolidated Securities Action paid by these insurance carriers. $90 million of the insurance proceeds recognized as of December 31, 2024 remains subject to appeal by the insurance carriers.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of December 31, 2024. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of December 31, 2024. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the three months ended December 31, 2024, the Company entered into a supplemental confirmation (the "December 2024 ASR Agreement") of an accelerated share repurchase transaction with Truist Bank ("Truist") to repurchase $25.0 million of the Company's Class C Common Stock, and received a total of 2.8 million shares of Class C Common Stock from Truist, which were immediately retired. As a result, $24.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2024, pursuant to the December 2024 ASR Agreement and the previously disclosed accelerated share repurchase transaction that the Company entered into in May 2024, the Company repurchased 8.7 million shares of Class C Common Stock, which were immediately retired. As a result, $65.3 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $65 million or 8.7 million outstanding shares of its Class C Common Stock, leaving approximately $435 million remaining under its current share repurchase program.
During the three and nine months ended December 31, 2023, the Company repurchased and immediately retired 3.1 million and 10.7 million Class C Common Stock, respectively, under the Company's previously approved $500 million share repurchase program which was completed in December 2023.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Apparel	$966,068	$1,016,655	$2,671,048	$2,911,669
Footwear	301,208	331,000	924,357	1,045,872
Accessories	110,432	104,510	319,358	316,305
Net Sales	1,377,708	1,452,165	3,914,763	4,273,846
License revenues	23,904	29,069	70,371	82,787
Corporate Other	(573)	4,809	(1,407)	13,049
Total net revenues	$1,401,039	$1,486,043	$3,983,727	$4,369,682

Wholesale	$704,760	$711,699	$2,211,266	$2,393,382
Direct-to-consumer	672,948	740,466	1,703,497	1,880,464
Net Sales	1,377,708	1,452,165	3,914,763	4,273,846
License revenues	23,904	29,069	70,371	82,787
Corporate Other	(573)	4,809	(1,407)	13,049
Total net revenues	$1,401,039	$1,486,043	$3,983,727	$4,369,682
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

	As of December 31, 2024	As of March 31, 2024
Customer refund liability	$170,344	$139,283
Inventory associated with reserves for sales returns	$39,796	$29,514
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
The following table summarizes the change in the contract liabilities balance during the nine months ended December 31, 2024, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2024	$26,322
Revenues deferred	53,460
Revenues recognized (1)	(41,072)
Foreign exchange and other	(729)
Balance as of December 31, 2024	$37,981
(1) Includes approximately $7.1 million of revenue from gift cards and subscriptions that was previously included in contract liabilities as of March 31, 2024. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

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
Restructuring and related charges are included in the Company's Corporate Other segment. The costs recorded during the three and nine months ended December 31, 2024 were primarily North America related. The summary of these costs, as well as the Company's current estimates of the remaining amount expected to be incurred in connection with the 2025 restructuring plan is as follows:

			Estimated Restructuring and Related Charges (1)
	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Employee-related costs	$1,584	$13,322
Facility-related costs	5,706	18,201
Other restructuring costs	6,655	10,720
Total costs recorded in restructuring charges	$13,945	$42,243	$67,757	$110,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	—	9,460
Other transformation initiatives	3,819	5,740
Total costs recorded in selling, general and administrative expenses	$3,819	$15,200	$34,800	$50,000
Total restructuring and related charges	$17,764	$57,443	$102,557	$160,000
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
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the nine months ended December 31, 2024 is as follows:

	Employee Related Costs	Facility Related Costs	Other Restructuring Related Costs
Balance as of March 31, 2024	$—	$—	$—
Net additions (recoveries) charged to expense (1)	13,311	5,800	12,908
Cash payments	(10,827)	(5,800)	(7,725)
Foreign exchange and other	45	—	—
Balance as of December 31, 2024	$2,529	$—	$5,183
(1) Amount excludes approximately $15.5 million of non-cash facility-related and other charges and a $5.3 million non-cash gain from the sale of the MapMyFitness platform.

NOTE 14. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense for the three and nine months ended December 31, 2024 of $2.2 million and $8.2 million, respectively (three and nine months ended December 31, 2023: $2.2 million and $8.9 million, respectively).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of December 31, 2024, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Condensed Consolidated Balance Sheets, were $18.0 million (March 31, 2024: $16.2 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of December 31, 2024, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $9.0 million (March 31, 2024: $9.1 million). These assets are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets.
Refer to Note 16 of these Condensed Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 15. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of December 31, 2024, 8.3 million Class A shares and 28.3 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three and nine months ended December 31, 2024 was $10.7 million and $36.2 million, respectively (three and nine months ended December 31, 2023: $8.3 million and $28.6 million, respectively). As of December 31, 2024, the Company had $62.4 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.09 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of December 31, 2024. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.0 million deferred stock units outstanding as of December 31, 2024.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of December 31, 2024, 2.7 million Class A shares and 2.3 million Class C shares are available for future purchases under the ESPPs. During the three and nine months ended December 31, 2024, 0.1 million and 0.3 million Class C shares, respectively, were purchased under the ESPPs (three and nine months ended December 31, 2023: 0.1 million and 0.4 million, respectively).
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
Total stock-based compensation expense related to these awards for the three and nine months ended December 31, 2024 was $1.9 million and $5.6 million, respectively (three and nine months ended December 31, 2023: $2.2 million and $7.0 million, respectively). As of December 31, 2024, the Company had $65.8 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 9.63 years.

Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the nine months ended December 31, 2024 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2024	1,578	$19.44	3.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2024	1,578	$19.44	3.07	$—
Exercisable at December 31, 2024	1,578	$19.44	3.07	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the nine months ended December 31, 2024 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	20,776	$8.58
Granted	9,185	6.33
Forfeited	(3,186)	7.54
Vested	(3,805)	9.32
Outstanding at December 31, 2024	22,970	$7.72
The awards outstanding at December 31, 2024 in the table above includes 2.3 million of performance-based restricted stock units with financial performance conditions that were awarded to certain executives and key employees under the 2005 Plan. The performance-based restricted stock units with financial performance conditions awarded during Fiscal 2025, Fiscal 2024 and Fiscal 2023 have a weighted average fair value of $6.85, $6.93 and $9.13, respectively, and have vesting that is tied to the achievement of certain annual revenue and operating income targets.
As of December 31, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units granted during Fiscal 2024 and Fiscal 2023 to be improbable and as such no stock-based compensation expense was recorded during the three and nine months ended December 31, 2024.
As of December 31, 2024, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during the Fiscal 2025 to be probable and recorded stock-based compensation expense of $1.0 million and $2.3 million, for the three and nine months ended December 31, 2024, respectively.
The Company assesses the probability of the achievement of the revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.
The awards outstanding at December 31, 2024 in the table above also include 2.0 million of performance-based restricted stock unit awards with market performance conditions that were awarded to the Company's President and CEO under the 2005 plan during Fiscal 2025. The performance-based restricted stock units with market conditions have a weighted average fair value of $4.13 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model. The Company recorded $0.5 million and $1.2 million of compensation expense related to these awards during the three and nine months ended December 31, 2024, respectively.

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

	December 31, 2024			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 17)	$—	$34,582	$—	$—	$(4,643)	$—
TOLI policies held by the Rabbi Trust (see Note 14)	$—	$8,983	$—	$—	$9,105	$—
Deferred Compensation Plan obligations (see Note 14)	$—	$(17,986)	$—	$—	$(16,151)	$—
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
Fair value of Long-Term Debt
The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of December 31, 2024, the fair value of the Senior Notes was $579.7 million (March 31, 2024: $569.1 million).
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
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of December 31, 2024, the Company has hedge instruments primarily for:
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

	Balance Sheet Classification	December 31, 2024	March 31, 2024
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$33,679	$10,477
Foreign currency contracts	Other long-term assets	1,985	2,760
Total derivative assets designated as hedging instruments		$35,664	$13,237

Foreign currency contracts	Other current liabilities	$729	$17,761
Foreign currency contracts	Other long-term liabilities	—	1,171
Total derivative liabilities designated as hedging instruments		$729	$18,932

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$203	$559
Total derivative assets not designated as hedging instruments		$203	$559

Foreign currency contracts	Other current liabilities	$556	$600
Total derivative liabilities not designated as hedging instruments		$556	$600

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,401,039	$(737)	$1,486,043	$3,415	$3,983,727	$(3,891)	$4,369,682	$8,961
Cost of goods sold	$735,884	$329	$815,404	$(1,550)	$2,059,765	$(3,242)	$2,339,025	$(1,779)
Interest income (expense), net	$(3,391)	$(9)	$(211)	$(9)	$(2,794)	$(27)	$(2,210)	$(27)
Other income (expense), net	$(2,563)	$—	$47,927	$—	$(8,713)	$—	$35,763	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of September 30, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2024
Foreign currency contracts	$(22,304)	$60,322	$(408)	$38,426
Interest rate swaps	(404)	—	(9)	(395)
Total designated as cash flow hedges	$(22,708)	$60,322	$(417)	$38,031

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2024
Foreign currency contracts	$(10,645)	$41,938	$(7,133)	$38,426
Interest rate swaps	(422)	—	(27)	(395)
Total designated as cash flow hedges	$(11,067)	$41,938	$(7,160)	$38,031

	Balance as of September 30, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2023
Foreign currency contracts	$15,656	$(43,051)	$1,865	$(29,260)
Interest rate swaps	(440)	—	(9)	(431)
Total designated as cash flow hedges	$15,216	$(43,051)	$1,856	$(29,691)

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of December 31, 2023
Foreign currency contracts	$(4,764)	$(17,314)	$7,182	$(29,260)
Interest rate swaps	(458)	—	(27)	(431)
Total designated as cash flow hedges	$(5,222)	$(17,314)	$7,155	$(29,691)

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(2,563)	$(1,123)	$47,927	$4,610	$(8,713)	$3,469	$35,763	$39
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of December 31, 2024, the aggregate notional value of the

Company's outstanding cash flow hedges was $850.5 million (March 31, 2024: $1,199.1 million), with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of December 31, 2024, the total notional value of the Company's outstanding undesignated derivative instruments was $483.0 million (March 31, 2024: $449.0 million).
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
The effective rates for income taxes were 83.3% and 7.2% for the three months ended December 31, 2024 and 2023, respectively. The increase in the Company's effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
The effective rates for income taxes were (7.5)% and 15.5% for the nine months ended December 31, 2024 and 2023, respectively. The decrease in the Company's effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, for U.S. states and certain foreign taxing jurisdictions, the Company believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 19. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net income (loss) - Basic	$1,234	$110,753	$(133,810)	$225,474
Interest on Convertible Senior Notes due 2024, net of tax (1)(2)	—	225	—	675
Net income (loss) - Diluted	$1,234	$110,978	$(133,810)	$226,149
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	431,744	437,314	433,212	441,893
Dilutive effect of Class A, B, and C securities (1)	5,553	2,879	—	2,073
Dilutive effect of Convertible Senior Notes due 2024 (1)(2)	—	8,242	—	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	437,297	448,435	433,212	452,208

Class A and Class C securities excluded as anti-dilutive (3)	1,721	12,953	10,588	16,446

Basic net income (loss) per share of Class A, B and C common stock	$0.00	$0.25	$(0.31)	$0.51
Diluted net income (loss) per share of Class A, B and C common stock	$0.00	$0.25	$(0.31)	$0.50
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
The Company excludes certain corporate items from its segment profitability measures. The Company reports these items within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; (iii) certain foreign currency hedge gains and losses; and (iv) operating results from the MapMyFitness digital platform, which was sold during the second quarter of Fiscal 2025.
The following tables summarize the Company's net revenues and operating income (loss) by its geographic segments. Intercompany balances were eliminated in consolidation and are not reviewed when evaluating segment performance.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenues
North America	$843,620	$915,335	$2,416,225	$2,733,297
EMEA	297,890	284,049	807,960	797,781
Asia-Pacific	201,112	212,018	590,609	646,315
Latin America	58,990	69,832	170,340	179,240
Corporate Other	(573)	4,809	(1,407)	13,049
Total net revenues	$1,401,039	$1,486,043	$3,983,727	$4,369,682

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating income (loss)
North America	$164,068	$166,256	$529,216	$538,041
EMEA	42,110	49,133	114,161	117,738
Asia-Pacific	14,009	16,014	58,158	86,020
Latin America	14,186	13,367	41,528	32,759
Corporate Other (1)	(220,864)	(173,361)	(856,202)	(541,253)
Total operating income (loss)	13,509	71,409	(113,139)	233,305
Interest income (expense), net	(3,391)	(211)	(2,794)	(2,210)
Other income (expense), net	(2,563)	47,927	(8,713)	35,763
Income (loss) before income taxes	$7,555	$119,125	$(124,646)	$266,858
(1) Results for the nine months ended December 31, 2024, include $261 million of litigation expense, net of insurance proceeds, related to the settlement of the Class Action Securities litigation. Refer to Note 10 of these Condensed Consolidated Financial Statements for additional details.

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
All dollar and percentage comparisons made herein refer to the three and nine months ended December 31, 2024 with the three and nine months ended December 31, 2023, unless otherwise noted.

FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q, including this MD&A, constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, future financial condition or results of operations, growth prospects and strategies, potential restructuring efforts (including the scope, anticipated charges and costs, the timing of these measures and the anticipated benefits of our restructuring initiatives), expectations related to promotional activities, freight, product cost pressures, foreign currency effects, the impact of global economic conditions and inflation on our results of operations, liquidity and use of capital resources, the development and introduction of new products, the execution of marketing strategies, benefits from significant investments, and impacts from litigation or other proceedings. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2024. These factors include without limitation:
•changes in general economic or market conditions (such as rising inflation) that could influence overall consumer spending or our industry;
•our ability to comply with existing trade and other regulations, and the potential impact of new trade, tariff and tax regulations on our profitability;
•increased competition that may cause us to lose market share, lower product prices or significantly increase marketing efforts;
•fluctuations in the costs of raw materials and commodities we use in products and our supply chain (including labor);
•our ability to successfully execute our long-term strategies;
•our ability to effectively drive operational efficiency in our business;
•changes to the financial health of our customers;
•our ability to successfully develop and launch new, innovative and updated products;
•our ability to accurately forecast consumer preferences and demand for our products and to effectively manage our inventory;
•our ability to successfully execute potential restructuring plans and achieve expected benefits;
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
•our ability to successfully manage or achieve expected outcomes from significant transactions and investments;
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
Quarterly Results
During the three months ended December 31, 2024, we continued to face a challenging environment, particularly in North America, that included lower demand in our wholesale channel, in addition to the impacts of proactive strategies to reduce discounting and promotional activity in our direct-to-consumer channel, particularly in e-commerce. We also faced a challenging environment in Asia-Pacific region.
Financial highlights for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 include:
•Total net revenues decreased 5.7%.
•Within our channels, wholesale revenue decreased 1.0% and direct-to-consumer revenue decreased 9.1%.
•Within our product categories, apparel revenue decreased 5.0%, footwear revenue decreased 9.0%, and accessories revenue increased 5.7%.
•Net revenue decreased 7.8% in North America, increased 4.9% in EMEA, decreased 5.1% in Asia-Pacific and decreased 15.5% in Latin America.
•Gross margin increased 240 basis points to 47.5%.
•Selling, general and administrative expenses increased 6.4%.

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
Restructuring and related charges are included in our Corporate Other segment. The costs recorded during the three and nine months ended December 31, 2024 were primarily North America related. The summary of these costs, as well as our current estimate of the remaining amounts expected to be incurred in connection with the 2025 restructuring plan is as follows:

			Estimated Restructuring and Related Charges (1)
	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Employee-related costs	$1,584	$13,322
Facility-related costs	5,706	18,201
Other restructuring costs	6,655	10,720
Total costs recorded in restructuring charges	$13,945	$42,243	$67,757	$110,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	—	9,460
Other transformation initiatives	3,819	5,740
Total costs recorded in selling, general and administrative expenses	$3,819	$15,200	$34,800	$50,000
Total restructuring and related charges	$17,764	$57,443	$102,557	$160,000
(1) Estimated restructuring and related charges reflect the high-end of the range of the total estimated charges expected to be incurred in connection with the 2025 restructuring plan.

Restructuring charges and recoveries require us to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. On a quarterly basis, we conduct an evaluation of the related liabilities and expenses and revise our assumptions and estimates as appropriate, as new or updated information becomes available.
Effects of Inflation and Other Global Events
Macroeconomic factors, such as inflationary pressures and fluctuations in foreign currency exchange rates, have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of conflicts around the world on the economy, including their effect on inflationary pressures and the price of oil globally.
In addition, we are actively monitoring potential tariffs proposed or signaled by the U.S. government, as well as potential related impacts, including countermeasures thereto and indirect effects on capital markets or consumer discretionary spending. The tariff program, as currently proposed, is not expected to have a material impact on our business. However, any changes to the proposed program, including the potential expansion to other countries, could have a material impact on our financial results.
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

RESULTS OF OPERATIONS
During Fiscal 2024, we identified and corrected certain accounting errors, primarily related to cost of goods sold and selling, general and administrative expenses on the Consolidated Statement of Operations, as well as corresponding impacts to our other Consolidated Financial Statements. The impacts of these revisions were not material to our previously filed financial statements. Information presented in the tables below for the three and nine months ended December 31, 2023 have been revised to reflect these corrections. See Note 1 of these Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenues	$1,401,039	$1,486,043	$3,983,727	$4,369,682
Cost of goods sold	735,884	815,404	2,059,765	2,339,025
Gross profit	665,155	670,639	1,923,962	2,030,657
Selling, general and administrative expenses	637,701	599,230	1,994,858	1,797,352
Restructuring charges	13,945	—	42,243	—
Income (loss) from operations	13,509	71,409	(113,139)	233,305
Interest income (expense), net	(3,391)	(211)	(2,794)	(2,210)
Other income (expense), net	(2,563)	47,927	(8,713)	35,763
Income (loss) before income taxes	7,555	119,125	(124,646)	266,858
Income tax expense (benefit)	6,295	8,569	9,308	41,333
Income (loss) from equity method investments	(26)	197	144	(51)
Net income (loss)	$1,234	$110,753	$(133,810)	$225,474

	Three Months Ended December 31,		Nine Months Ended December 31,
(As a percentage of net revenues)	2024	2023	2024	2023
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.5%	54.9%	51.7%	53.5%
Gross profit	47.5%	45.1%	48.3%	46.5%
Selling, general and administrative expenses	45.5%	40.3%	50.1%	41.1%
Restructuring charges	1.0%	—%	1.1%	—%
Income (loss) from operations	1.0%	4.8%	(2.8)%	5.3%
Interest income (expense), net	(0.2)%	—%	(0.1)%	(0.1)%
Other income (expense), net	(0.2)%	3.2%	(0.2)%	0.8%
Income (loss) before income taxes	0.5%	8.0%	(3.1)%	6.1%
Income tax expense (benefit)	0.4%	0.6%	0.2%	0.9%
Income (loss) from equity method investments	—%	—%	—%	—%
Net income (loss)	0.1%	7.5%	(3.4)%	5.2%

Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$966,068	$1,016,655	$(50,587)	(5.0)%	$2,671,048	$2,911,669	$(240,621)	(8.3)%
Footwear	301,208	331,000	(29,792)	(9.0)%	924,357	1,045,872	(121,515)	(11.6)%
Accessories	110,432	104,510	5,922	5.7%	319,358	316,305	3,053	1.0%
Net Sales	1,377,708	1,452,165	(74,457)	(5.1)%	3,914,763	4,273,846	(359,083)	(8.4)%
License revenues	23,904	29,069	(5,165)	(17.8)%	70,371	82,787	(12,416)	(15.0)%
Corporate Other (1)	(573)	4,809	(5,382)	(111.9)%	(1,407)	13,049	(14,456)	(110.8)%
Total net revenues	$1,401,039	$1,486,043	$(85,004)	(5.7)%	$3,983,727	$4,369,682	$(385,955)	(8.8)%

Net Revenues by Distribution Channel
Wholesale	$704,760	$711,699	$(6,939)	(1.0)%	$2,211,266	$2,393,382	$(182,116)	(7.6)%
Direct-to-consumer	672,948	740,466	(67,518)	(9.1)%	1,703,497	1,880,464	(176,967)	(9.4)%
Net Sales	1,377,708	1,452,165	(74,457)	(5.1)%	3,914,763	4,273,846	(359,083)	(8.4)%
License revenues	23,904	29,069	(5,165)	(17.8)%	70,371	82,787	(12,416)	(15.0)%
Corporate Other (1)	(573)	4,809	(5,382)	(111.9)%	(1,407)	13,049	(14,456)	(110.8)%
Total net revenues	$1,401,039	$1,486,043	$(85,004)	(5.7)%	$3,983,727	$4,369,682	$(385,955)	(8.8)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $74.5 million, or 5.1%, to $1,377.7 million during the three months ended December 31, 2024, from $1,452.2 million during the three months ended December 31, 2023. Apparel decreased primarily due to lower unit sales and unfavorable channel mix, partially offset by higher average selling prices. Footwear decreased primarily due to lower unit sales and lower average selling prices. Accessories increased primarily due to higher average selling prices and higher unit sales, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
Net sales decreased by $359.1 million, or 8.4%, to $3,914.8 million during the nine months ended December 31, 2024, from $4,273.8 million during the nine months ended December 31, 2023. Apparel decreased primarily due to lower unit sales, partially offset by higher average selling prices. Footwear decreased primarily due to lower unit sales and lower average selling prices. Accessories increased primarily due to higher average selling prices, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues decreased by $5.2 million or 17.8%, to $23.9 million during the three months ended December 31, 2024, from $29.1 million during the three months ended December 31, 2023. This was primarily due to lower revenues from our licensing partners in North America.
License revenues decreased by $12.4 million or 15.0%, to $70.4 million during the nine months ended December 31, 2024, from $82.8 million during the nine months ended December 31, 2023. This was primarily due to lower revenues from our licensing partners in North America.

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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $20.4 million and $58.7 million for the three and nine months ended December 31, 2024, respectively (three and nine months ended December 31, 2023: $19.6 million and $58.7 million, respectively).
Gross profit decreased by $5.5 million to $665.2 million during the three months ended December 31, 2024, as compared to $670.6 million during the three months ended December 31, 2023. Gross profit as a percentage of net revenues, or gross margin, increased to 47.5% from 45.1%. This increase in gross margin of 240 basis points was primarily driven by favorable impacts of approximately 100 basis points of pricing benefits, primarily from lower levels of discounting and promotions within our direct-to-consumer channel; approximately 100 basis points from supply chain benefits related to lower freight and product costs; and approximately 35 basis points from changes in foreign currency.
Gross profit decreased by $106.7 million to $1,924.0 million during the nine months ended December 31, 2024, as compared to $2,030.7 million during the nine months ended December 31, 2023. Gross profit as a percentage of net revenues, or gross margin, increased to 48.3% from 46.5%. This increase in gross margin of 180 basis points was primarily driven by favorable impacts of 120 basis points from supply chain benefits related to lower freight and product costs and approximately 60 basis points of pricing benefits largely due to lower levels of discounting and promotions within our direct-to-consumer channel.
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

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Selling, General and Administrative Expenses	$637,701	$599,230	$38,471	6.4%	$1,994,858	$1,797,352	$197,506	11.0%
Selling, general and administrative expenses increased by $38.5 million, or 6.4%, during the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. Within selling, general and administrative expense:
•Marketing costs increased $15.9 million or 11.0%, due to an increase in marketing activities during the period. As a percentage of net revenues, marketing costs increased to 11.4% from 9.7%.
•Other costs increased $22.6 million or 5.0%, primarily due to an impairment charge of $28.4 million related to vacating our previous global headquarters, higher incentive compensation expense, information technology related expenses and transformational charges recorded in connection with the 2025 restructuring plan. See Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. These were partially offset by lower salaries expense and selling and distribution expenses. Additionally, legal expenses were lower due to a

$22.5 million accrual in the prior year related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As a percentage of net revenues, other costs increased to 34.1% from 30.6%.
As a percentage of net revenues, selling, general and administrative expenses increased to 45.5% during the three months ended December 31, 2024 as compared to 40.3% during the three months ended December 31, 2023.
Selling, general and administrative expenses increased by $197.5 million, or 11.0%, during the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. Within selling, general and administrative expense:
•Marketing costs decreased $31.1 million or 7.1%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing costs increased to 10.2% from 10.0%.
•Other costs increased $228.6 million or 16.8%, primarily driven by higher litigation expense, which includes a recovery of insurance proceeds related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, other costs increased due to an impairment charge of $28.4 million related to vacating our previous global headquarters, higher incentive compensation expense, information technology related expenses and transformational charges recorded in connection with the 2025 restructuring plan. See Note 13 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. These were partially offset by lower salaries expense and lower selling and distribution expenses. As a percentage of net revenues, other costs increased to 39.9% from 31.1%.
As a percentage of net revenues, selling, general and administrative expenses increased to 50.1% during the nine months ended December 31, 2024 as compared to 41.1% during the nine months ended December 31, 2023.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, various transformational initiatives and facility, software and other asset-related charges and impairments.

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Restructuring charges	$13,945	$—	$13,945	100.0%	$42,243	$—	$42,243	100.0%
Restructuring charges increased by $13.9 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 primarily due to $1.6 million of employee-related charges, $5.7 million of facility-related charges, and $6.7 million of other restructuring charges.
Restructuring charges increased by $42.2 million during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 primarily due to $13.3 million of employee-related charges, $18.2 million of facility-related charges, and $10.7 million of other restructuring charges.
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

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Interest income (expense), net	$(3,391)	$(211)	$(3,180)	(1507.1)%	$(2,794)	$(2,210)	$(584)	(26.4)%

Interest expense, net increased by $3.2 million to $3.4 million during the three months ended December 31, 2024, primarily due to a decrease in interest income resulting from lower interest rates.
Interest expense, net increased by $0.6 million to $2.8 million during the nine months ended December 31, 2024, primarily due to a reduction in capitalized interest, partially offset by a decrease in interest expense as our Convertible Senior Notes matured during the current year and an increase in interest income. See Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
Other Income (Expense), net
Other income (expense), net generally consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes earn-out income recorded in connection with the sale of the MyFitnessPal platform and rent expense and associated sublease income relating to lease assets held solely for sublet purposes, primarily the lease related to our New York City, 5th Avenue location.

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Other income (expense), net	$(2,563)	$47,927	$(50,490)	(105.3)%	$(8,713)	$35,763	$(44,476)	(124.4)%
Other expense, net increased by $50.5 million to $2.6 million during the three months ended December 31, 2024, primarily related to an earn-out recorded during the prior year in connection with the sale of MyFitnessPal platform and a net loss from foreign currency hedges.
Other expense, net increased by $44.5 million to $8.7 million during the nine months ended December 31, 2024, primarily related to an earn-out recorded during the prior year in connection with the sale of MyFitnessPal platform, partially offset by a net gain from foreign currency hedges.
Income Tax Expense (Benefit)

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Income tax expense (benefit)	$6,295	$8,569	$(2,274)	(26.5)%	$9,308	$41,333	$(32,025)	(77.5)%
Income tax expense decreased $2.3 million to an expense of $6.3 million during the three months ended December 31, 2024 from income tax expense of $8.6 million during the three months ended December 31, 2023. For the three months ended December 31, 2024, our effective tax rate was 83.3% compared to 7.2% for the three months ended December 31, 2023. The increase in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.
Income tax expense decreased $32.0 million to $9.3 million during the nine months ended December 31, 2024 from income tax expense of $41.3 million during the nine months ended December 31, 2023. For the nine months ended December 31, 2024, our effective tax rate was (7.5)% compared to 15.5% for the nine months ended December 31, 2023. The decrease in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific and Latin America.
We exclude certain corporate items from our segment profitability measures. We report these items within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global IT, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; (iii) certain foreign currency hedge gains and losses; and (iv) operating results from the MapMyFitness digital platform, which was sold during the second quarter of Fiscal 2025.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Net Revenues

	Three Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$843,620	$915,335	$(71,715)	(7.8)%
EMEA	297,890	284,049	13,841	4.9%
Asia-Pacific	201,112	212,018	(10,906)	(5.1)%
Latin America	58,990	69,832	(10,842)	(15.5)%
Corporate Other (1)	(573)	4,809	(5,382)	(111.9)%
Total net revenues	$1,401,039	$1,486,043	$(85,004)	(5.7)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total net revenues for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, was driven by the following:
•Net revenues in our North America region decreased by $71.7 million, or 7.8%, to $843.6 million from $915.3 million. This was driven by a decrease in both our direct-to-consumer channel and licensing revenues, partially offset by an increase in our wholesale channel. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region increased by $13.8 million, or 4.9%, to $297.9 million from $284.0 million. This was driven by an increase in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail stores and e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region decreased by $10.9 million, or 5.1%, to $201.1 million from $212.0 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel, partially offset by an increase in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce and were relatively flat in owned and operated retail stores.
•Net revenues in our Latin America region decreased by $10.8 million, or 15.5%, to $59.0 million from $69.8 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores. Net revenues in our Latin America region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $5.4 million to $(0.6) million from $4.8 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$164,068	$166,256	$(2,188)	(1.3)%
EMEA	42,110	49,133	(7,023)	(14.3)%
Asia-Pacific	14,009	16,014	(2,005)	(12.5)%
Latin America	14,186	13,367	819	6.1%
Corporate Other (1)	(220,864)	(173,361)	(47,503)	(27.4)%
Total operating income (loss)	$13,509	$71,409	$(57,900)	(81.1)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.
The decrease in total operating income for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, was primarily driven by the following:
•Operating income in our North America region decreased by $2.2 million to $164.1 million from $166.3 million. This was primarily due to a decrease in gross profit, partially offset by lower selling and distribution expenses. The decrease in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower product input and freight costs.
•Operating income in our EMEA region decreased by $7.0 million to $42.1 million from $49.1 million. This was primarily due to higher marketing-related expenses, partially offset by an increase in gross profit, which was driven by higher revenues as discussed above.
•Operating income in our Asia-Pacific region decreased by $2.0 million to $14.0 million from $16.0 million. This was primarily due to a decrease in gross profit driven by lower net revenues, as discussed above, and higher inventory returns.
•Operating income in our Latin America region increased by $0.8 million to $14.2 million from $13.4 million. This was primarily due to a decrease in selling and distribution expenses. Gross profit was relatively flat.
•Operating loss in our Corporate Other non-operating segment increased by $47.5 million to $220.9 million from $173.4 million. This was primarily due to an impairment charge related to vacating our previous global headquarters, higher incentive compensation, information technology related expenses and higher restructuring and related charges as a result of the 2025 restructuring plan as discussed above. Additionally, legal expenses were lower due to a $22.5 million accrual in the prior year related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Net Revenues

	Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$2,416,225	$2,733,297	$(317,072)	(11.6)%
EMEA	807,960	797,781	10,179	1.3%
Asia-Pacific	590,609	646,315	(55,706)	(8.6)%
Latin America	170,340	179,240	(8,900)	(5.0)%
Corporate Other (1)	(1,407)	13,049	(14,456)	(110.8)%
Total net revenues	$3,983,727	$4,369,682	$(385,955)	(8.8)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total net revenues for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, was driven by the following:

•Net revenues in our North America region decreased by $317.1 million, or 11.6%, to $2,416.2 million from $2,733.3 million. This was driven by a decrease in both our direct-to-consumer channel and our wholesale channel, as well as a decrease in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region increased by $10.2 million, or 1.3%, to $808.0 million from $797.8 million. This was driven by an increase in our direct-to-consumer channel, partially offset by a decrease in our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail stores and e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region decreased by $55.7 million, or 8.6%, to $590.6 million from $646.3 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel, partially offset by an increase in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our Latin America region decreased by $8.9 million, or 5.0%, to $170.3 million from $179.2 million. This was driven by a decrease in both our wholesale channel and our direct-to-consumer channel, partially offset by an increase in licensing revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce and were relatively flat in owned and operated retail stores. Net revenues in our Latin America region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Corporate Other non-operating segment decreased by $14.5 million to $(1.4) million from $13.0 million. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)	Change (%)
North America	$529,216	$538,041	$(8,825)	(1.6)%
EMEA	114,161	117,738	(3,577)	(3.0)%
Asia-Pacific	58,158	86,020	(27,862)	(32.4)%
Latin America	41,528	32,759	8,769	26.8%
Corporate Other (1)	(856,202)	(541,253)	(314,949)	(58.2)%
Total operating income (loss)	$(113,139)	$233,305	$(346,444)	(148.5)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

The decrease in total operating income for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, was primarily driven by the following:
•Operating income in our North America region decreased by $8.8 million to $529.2 million from $538.0 million. This was primarily due to a decrease in gross profit, partially offset by lower marketing-related and selling and distribution expenses. The decline in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower product input and freight costs.
•Operating income in our EMEA region decreased by $3.6 million to $114.2 million from $117.7 million. This was primarily due to an increase in gross profit, partially offset by higher marketing-related expenses. The increase in gross profit was driven by higher net revenues as discusses above and lower product input costs.
•Operating income in our Asia-Pacific region decreased by $27.9 million to $58.2 million from $86.0 million. This was primarily due to a decrease in gross profit, which was driven by lower net revenues, as discussed above and higher inventory returns.
•Operating income in our Latin America region increased by $8.8 million to $41.5 million from $32.8 million. This was primarily due to an increase in gross profit and lower marketing-related expenses and selling and distribution expenses. The increase in gross profit was primarily driven by lower product input costs.

•Operating loss in our Corporate Other non-operating segment increased by $314.9 million to $856.2 million from $541.3 million. This was primarily due to higher litigation expense, which includes a recovery of insurance proceeds, related to the settlement of the Consolidated Securities Action as discussed in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase was also driven by restructuring and related charges of $57.4 million as a result of charges incurred under the 2025 restructuring plan as discussed above, an impairment charge of $28.4 million related to vacating the previous global headquarters, higher information technology related expenses and higher incentive compensation expenses. These were partially offset by lower salaries expense.

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
As of December 31, 2024, we had approximately $726.9 million of cash and cash equivalents. In August 2024, we utilized a combination of our cash on hand and insurance proceeds to fund the settlement of the Class Action litigation in accordance with the terms of the settlement agreement. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of December 31, 2024, we have repurchased a total of $65 million Class C Common Stock through accelerated share repurchase transactions under this program.
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
During the three months ended December 31, 2024, we entered into a supplemental confirmation (the "December 2024 ASR Agreement") of an accelerated share repurchase transaction with Truist Bank ("Truist") to repurchase $25.0 million of our Class C Common Stock, and received a total of 2.8 million of Class C Common Stock from Truist, which were immediately retired. As a result, $24.4 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During the nine months ended December 31, 2024, pursuant to the December 2024 ASR Agreement and the previously disclosed accelerated share repurchase transaction that we entered into in May 2024, we repurchased 8.7 million shares of Class C Common Stock, which were immediately retired. As a result, $65.3 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of the date of this Quarterly Report on Form 10-Q, we repurchased a total of $65 million or 8.7 million outstanding shares of Class C Common Stock, leaving approximately $435 million remaining under our current share repurchase program.
During the three and nine months ended December 31, 2023, we repurchased and immediately retired 3.1 million and 10.7 million, Class C Common Stock, respectively, under our previously approved $500 million share repurchase program which was completed in December 2023.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Nine Months Ended December 31,
(In thousands)	2024	2023	Change ($)
Net cash provided by (used in):
Operating activities	$142,880	$476,863	$(333,983)
Investing activities	(99,194)	(71,541)	(27,653)
Financing activities	(154,455)	(74,985)	(79,470)
Effect of exchange rate changes on cash and cash equivalents	(20,982)	136	(21,118)
Net increase (decrease) in cash and cash equivalents	$(131,751)	$330,473	$(462,224)
Operating Activities
Cash flows from operating activities decreased by $334.0 million, as compared to the nine months ended December 31, 2023, primarily driven by decrease in net income before the impact of non-cash items of $305.0 million and a decrease from changes in working capital of $29.0 million.

The changes in working capital were due to the following outflows:
•$221.9 million from changes in inventories;
•$77.2 million from changes in other non-current assets;
•$26.5 million from changes in accrued expenses and other liabilities; and
•$12.5 million from changes in income taxes payable and receivable, net.
These outflows were partially offset by the following working capital inflows:
•$140.4 million from changes in accounts payable;
•$78.6 million from changes in accounts receivable;
•$59.2 million from changes in prepaid expenses and other current assets; and
•$30.8 million from changes in customer refund liabilities.

Investing Activities
Cash flows used in investing activities increased by $27.7 million, as compared to the nine months ended December 31, 2023. This was primarily due to an increase in capital expenditures, the acquisition of UNLESS COLLECTIVE, Inc and the equity method investment in ISC Sport. These outflows were partially offset by a higher earn-out collected in connection with the sale of the MyFitnessPal platform and the proceeds from the sale of the MapMyFitness platform.
Total capital expenditures during the nine months ended December 31, 2024 were $139.9 million, or approximately 4% of net revenues, representing a $23.3 million increase from $116.5 million during the nine months ended December 31, 2023. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland, which we moved into in December 2024. During the nine months ended December 31, 2024, we incurred capital expenditures of $88.5 million relating to the construction of our new global headquarters. As previously disclosed, our new global headquarters was designed in line with our long-term sustainability strategy which included a commitment to reduce greenhouse gas emissions and increase sourcing of renewable electricity in our owned and operated facilities. A portion of our capital expenditures included investments incorporating sustainable and intelligent building design features into this facility.
Financing Activities
Cash flows used in financing activities increased by $79.5 million, as compared to the nine months ended December 31, 2023. During the nine months ended December 31, 2024, we repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding using cash on hand. Additionally, we paid $65.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions during the nine months ended December 31, 2024. During the nine months ended December 31, 2023, we paid $75.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. For more details, see discussion above under "Share Repurchase Program".
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In July 2024, we entered into the fifth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2027, in each case with permitted extensions under certain circumstances. As of December 31, 2024 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.

Borrowings, if any, under the revolving credit facility have maturities of less than one year. Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of December 31, 2024, $45.9 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2024, we entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Class Action Securities litigation described in Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of December 31, 2024, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of December 31, 2024, the commitment fee was 17.5 basis points.
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
Changes in Internal Control Over Financial Reporting
As described above, we are taking steps to remediate the material weakness in our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended December 31, 2024 under the three-year $500 million share repurchase program authorized by the Company's Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
10/01/2024 to 10/31/2024	—	$—	—	$460.0
11/01/2024 to 11/30/2024	—	$—	—	$460.0
12/01/2024 to 12/31/2024(1)	2,781,424	$8.76	2,781,424	$435.0
(1) Represents Class C Common Stock repurchased through accelerated share repurchase agreements. See Note 11 to our Condensed Consolidated Financial Statements for details.

ITEM 5. OTHER INFORMATION
(c)
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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
Date: February 6, 2025