Form 10-K
period 2025-03-31
Under Armour, Inc.
filed 2025-05-22
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-K
______________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class C Common Stock held by non-affiliates was $1,678,862,452 and $1,564,372,255, respectively.
As of May 15, 2025 there were 188,822,726 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 202,847,601 shares of Class C Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Under Armour, Inc.’s Proxy Statement for the Annual Meeting of Stockholders to be held on September 3, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

UNDER ARMOUR, INC.
ANNUAL REPORT ON FORM 10-K

PART I.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our share repurchase program, our future financial condition or results of operations, our prospects and strategies for future growth, potential restructuring efforts, including the scope of these restructuring efforts and the amount of potential charges and costs, the timing of these measures and the anticipated benefits of our restructuring plans, expectations regarding promotional activities, freight, product cost pressures and foreign currency impacts, the impact of global economic conditions including changes in global trade policy and inflation on our results of operations, our liquidity and use of capital resources, the development and introduction of new products, the implementation of our marketing and branding strategies, the future benefits and opportunities from significant investments and the impact of litigation or other proceedings. In many cases, you can identify forward-looking statements by terms such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "outlook," "potential" or the negative of these terms or other comparable terminology.
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. These factors include without limitation:
•changes in general economic or market conditions, including increasing inflation and potential impacts of changes and uncertainties related to government fiscal, monetary, tax and trade policies, that could affect overall consumer spending or our industry;
•the impact of global events beyond our control, including military conflicts and the effects of changes in the global trade environment, such as the imposition of new tariffs and countermeasures thereto, on our profitability;
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
•our ability to successfully execute any restructuring plans and realize their expected benefits;
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

•our ability to effectively meet regulatory requirements and stakeholder expectations regarding sustainability and social matters;
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
•our ability to comply with existing trade and other regulations;
•risks related to data security or privacy breaches;
•the impact of global or regional public health emergencies on our industry and our business, financial condition and results of operations, including impacts on the global supply chain;
•our ability to remediate the material weakness discussed elsewhere in this Annual Report on Form 10-K; and
•our potential exposure to and the financial impact of litigation and other proceedings, including those legal proceedings discussed elsewhere in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our views and assumptions only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2026" means our fiscal year beginning on April 1, 2025 and ending March 31, 2026; (ii) the term "Fiscal 2025" means our fiscal year beginning on April 1, 2024 and ended March 31, 2025; (iii) the term "Fiscal 2024" means our fiscal year beginning on April 1, 2023 and ended March 31, 2024; and (iv) the term "Fiscal 2023" means our fiscal year beginning on April 1, 2022 and ended March 31, 2023. Our Consolidated Financial Statements are presented in U.S. dollars. As used in this report, the terms "we," "our," "us," "Under Armour" and the "Company" refer to Under Armour, Inc. and its subsidiaries unless the context indicates otherwise.

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
We generate net revenues from the sale of our products globally to national, regional, independent and specialty wholesalers and distributors. We also generate net revenue from the sale of our products through our direct-to-consumer sales channel, which includes our owned Brand and Factory House stores and e-commerce websites. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories; growth in our direct-to-consumer sales channel; and expansion of our wholesale distribution. Achieving these long-term growth objectives depends, in part, on our ability to successfully execute strategic initiatives across key areas of the business, including within our North America region. In support of these long-term growth objectives, our digital strategy is designed to enhance consumer engagement and strengthen brand connectivity through multiple digital touchpoints.
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
Products
Our product offerings consist of apparel, footwear and accessories for men, women and youth. We market our products at multiple price levels and provide consumers with products that we believe are superior to non-performance-oriented athletic products. Our products are primarily designed for athletic and active occasions, though many of our products can be worn or used in casual occasions. In Fiscal 2025, sales of apparel, footwear and accessories represented 67%, 23% and 8% of net revenues, respectively. Licensing arrangements represented 2% of net revenues. Refer to Note 12 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for net revenues by product category.
Apparel
Our apparel is offered in a variety of styles and fits to enhance comfort and mobility, support active movement, regulate body temperature and improve performance regardless of weather conditions. Our apparel is engineered to replace non-performance fabrics in athletics and fitness applications with innovation and technologies designed and merchandised with various techniques and styles. Our apparel comes in three primary fit types: compression (tight fit), fitted (athletic fit) and loose (relaxed fit). We aim to make athletes better and to innovate our technical apparel products to provide performance benefits, such as creating breathable warmth, helping the body stay cool and dry in hotter-than-normal conditions; harnessing the body's energy to help fight fatigue; adapting to each athlete's unique body shape to improve fit and comfort and prevent slippage; and providing protection against rain while maintaining breathability.
These types of innovations and technologies, embedded in many of our apparel products, include: COLDGEAR®, COLDGEAR INFRARED®, HEATGEAR®, UA Iso-Chill™, UA RUSH™, UA SMARTFORM™ and UA STORM™.
Footwear
Footwear includes products for running, training, basketball, cleated sports, recovery and outdoor applications, as well as casual use. Our footwear is built with the mindset of making athletes better through differentiated and industry leading cushioning technologies such as Charged Cushioning®, UA Flow™, HOVR® and UA Micro G®. These cushioning platforms provide athletes with plush underfoot and improved ground feel, enhanced responsiveness and lightweight solutions. We also incorporate advanced materials and innovative consumer-centric constructions to enhance performance.
Accessories
Accessories primarily includes athletic performance gloves, bags, headwear and socks. Some of our accessories include the technologies mentioned above and are designed with advanced fabrications to provide the same level of performance as our other products.
License
We have agreements with licensees to develop certain Under Armour apparel, footwear, accessories and equipment. To maintain consistent brand quality, performance and compliance standards, our product, marketing, sales and quality assurance teams are involved in all steps of the design and go-to-market process. During Fiscal 2025, our licensees offered collegiate apparel and accessories, baby and youth apparel, team uniforms, socks, underwear, lunch boxes, coolers, water bottles, eyewear and other specific hard goods equipment that feature performance advantages and functionality like our other product offerings.
Marketing and Promotion
We currently focus on marketing our products to consumers primarily for use in athletics, fitness, training activities, as well as casual use through sportswear products, emphasizing our ability to support the needs of our athletes throughout all moments of their day. We seek to drive consumer demand by building brand awareness that our products deliver advantages to help athletes perform better.
Sports Marketing
Our marketing and promotion strategy begins with providing and selling our products to high-performing athletes and teams at the high school, collegiate and professional levels. We execute this strategy through outfitting agreements; professional, club and collegiate sponsorship; individual athlete and influencer agreements; and by providing and selling our products directly to teams and individual athletes. We also seek to sponsor and host consumer events to drive awareness and brand authenticity from a grassroots level by hosting combines, camps and clinics for young athletes in a variety of sports. As a result, our products are seen on the field and the court, and by various consumer audiences through the internet (including social media platforms), television, magazines and live sporting events. This exposure helps us establish on-field authenticity as consumers can see our products being worn by high-performing athletes.
We are the official outfitter of athletic teams in several high-profile collegiate conferences and professional sport organizations, supporting the athletes on and off the field. For example, as recently announced, we are an official supplier of footwear and gloves to the National Football League ("NFL"). We sponsor and sell our products to international sports teams, which helps drive brand awareness in various countries and regions worldwide. Further, we leverage our relationships with athletes, teams, leagues and youth experiences in our global and regional marketing and promotions.
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
Loyalty Program
The Company offers customer loyalty programs in the United States and throughout parts of its Asia-Pacific region, including China, in which customers earn points based on purchases and other promotional activities that can be redeemed for discounts on future purchases or other rewards.
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
We also sell our products directly to consumers through our global network of Brand and Factory House stores and e-commerce websites. Factory House stores serve an important role in inventory management, as further discussed below, by allowing us to sell a portion of excess, discontinued and out-of-season products, while maintaining the pricing integrity of our brand in our other distribution channels. We also sell products that are specifically designed for sale in our Factory House stores. Consumers experience a premium expression of our brand through our Brand House stores while having broader access to our performance products. In Fiscal 2025, sales through our wholesale, direct-to-consumer and licensing channels represented 58%, 40% and 2% of net revenues, respectively.
Our primary business operates in four geographic segments: (i) North America, comprising the United States and Canada, (ii) Europe, the Middle East and Africa ("EMEA"), (iii) Asia-Pacific, and (iv) Latin America. These geographic segments operate predominantly in one industry: developing, marketing and distributing branded performance apparel, footwear and accessories. Refer to Note 20 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for net revenues by segment.
Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global information technology, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; (iii) certain foreign currency hedge gains and losses; and (iv) operating results related to our MapMyFitness digital platform, which was sold during the second quarter of Fiscal 2025.
Our North America segment accounted for approximately 60% of our net revenues for Fiscal 2025, while our EMEA, Asia-Pacific and Latin America segments combined represented approximately 40%. Net revenues generated from the sales of our products in the United States were $2.8 billion for Fiscal 2025. No single customer accounted for more than 10% of the Company's net revenues for Fiscal 2025.
North America
We sell our apparel, footwear and accessories in North America through wholesale and direct-to-consumer channels. We also earn license revenues in North America based on our licensees' sales of collegiate apparel and accessories, as well as other licensed products.
Our direct-to-consumer sales are generated through our Brand and Factory House stores and e-commerce website. As of March 31, 2025, in North America, we had 180 Factory House stores primarily located in outlet centers and 15 Brand House stores throughout the United States and Canada. Consumers can also purchase our products directly from our e-commerce website.
We currently distribute the majority of our products to our North American wholesale customers and our own retail stores and e-commerce channels from distribution facilities we lease and operate in California, Maryland and Tennessee. As previously disclosed, in September 2024, we announced our decision to exit our distribution facility in Rialto, California as part of our 2025 restructuring plan. Refer to Note 13 to our Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information. We also distribute our products in Canada through a third-party logistics provider. In some instances, we arrange to have products shipped directly to customer-designated facilities from the factories that manufacture our products.
EMEA
We sell our apparel, footwear and accessories in EMEA primarily through wholesale customers and independent distributors, along with e-commerce websites and Brand and Factory House stores we operate within Europe. We also sell our branded products to various sports clubs and teams in Europe. We generally distribute our products to our retail customers and e-commerce consumers in Europe through third-party logistics providers in the Netherlands and the United Kingdom. We sell our apparel, footwear and accessories through independent distributors in the Middle East and Africa.
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
We have a license agreement with and a non-controlling interest in a partner in Japan, which produces, markets and sells our branded apparel, footwear and accessories. Our branded products are sold in this market to large sporting goods retailers, independent specialty stores, professional sports teams and licensee-owned retail stores. We also have a license agreement with and a non-controlling interest in a partner in Australia, which sells custom branded teamwear through e-commerce websites.
Latin America
We sell our apparel, footwear and accessories in Mexico through wholesale and direct-to-consumer channels. We distribute our products in Mexico through a third-party logistics provider. In countries where we no longer have direct sales operations, such as Chile, Ecuador, Argentina, Colombia and Brazil, we distribute our products through independent distributors, sourced through our international distribution hub in Panama.
Product Design and Development
Our products are developed by internal product development teams and manufactured with technical fabrications produced by third parties. This approach enables us to select and create superior, technically advanced materials, curated to our specifications, while focusing our product development efforts on style, performance and fit.
We seek to deliver superior performance in all products to make athletes better. Our developers proactively identify opportunities to create and improve performance products that meet the evolving needs of our consumers. We design products with consumer-valued technologies, utilizing color, texture and fabrication to enhance consumer perception and understanding of product use and benefits.
Our product teams also work closely with our marketing and sales teams and with professional, collegiate and young athletes to identify product developments, trends and determine market needs.

Sourcing, Manufacturing and Quality Assurance
Many specialty fabrics and other raw materials used in our apparel products are technically advanced products produced by third parties. The fabric and other raw materials used to manufacture our apparel products are sourced by our contracted manufacturers from a limited number of suppliers pre-approved by us. In Fiscal 2025, our top five suppliers provided approximately 38% of the fabric used in our apparel and accessories. These fabric suppliers have primary locations in Taiwan, China, Malaysia and Vietnam. The fabrics used by our suppliers and manufacturers are primarily synthetic and involve raw materials, including petroleum-based products. We also use cotton as a blended fabric in some of our apparel products, much of which is sourced in the United States. Additionally, our footwear uses raw materials sourced from a diverse base of third-party suppliers, including chemicals, petroleum-based components and natural materials like cotton and rubber. All of these commodities are subject to price fluctuations and supply shortages.
Substantially all of our products are manufactured by unaffiliated manufacturers. In Fiscal 2025, our apparel and accessories products were manufactured by 39 primary contract manufacturers, operating in 18 countries, with approximately 67% of our apparel and accessories products manufactured in Jordan, Vietnam, Cambodia and Indonesia. Of our 39 primary contract manufacturers, ten produced approximately 69% of our apparel and accessories products. In Fiscal 2025, substantially all of our footwear products were manufactured by nine primary contract manufacturers, operating primarily in Vietnam and Indonesia. However, we continue to explore ways to further diversify our sourcing, in light of global trade policy.
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
Intellectual Property
We own the trademarks used in connection with the marketing, distribution and sale of our products in the United States and in key international markets where our products are currently sold or manufactured. Our major trademarks include the UA Logo ® and UNDER ARMOUR®, both of which are registered in the United States, Canada, Mexico, the United Kingdom, the European Union, Japan, China and numerous other countries. We also own trademark registrations for other trademarks including, among others, UA®, ARMOUR®, HEATGEAR®, COLDGEAR®, PROTECT THIS HOUSE®, I WILL®, and many trademarks that incorporate the term ARMOUR such as ARMOUR FLEECE® and ARMOUR BRA®. We own domain names for our primary trademarks (most notably underarmour.com and ua.com) and hold copyright registrations for several commercials, as well as for certain artwork. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally.

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
Competition
The market for performance apparel, footwear and accessories is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Our direct competitors include, among others, NIKE, adidas, PUMA and lululemon athletica, which are large apparel and footwear brands with strong worldwide brand recognition and in some cases, significantly greater resources than us.. Within our international markets, in addition to global brands, we also compete with regional and country-specific brands that may have stronger local brand recognition. Many of the fabrics and technology used in manufacturing our products are not unique to us, and we own a limited number of fabric or process patents. We also compete with other manufacturers, including those specializing in performance apparel, footwear, accessories and private label offerings of certain retailers, including some of our wholesale customers.
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
We believe we compete successfully because of our brand image and recognition, the performance and quality of our products and our selective distribution strategies. We also believe our focus on athletic performance, product style and merchandising helps differentiate us from our competition. We compete for consumer preferences and expect to continue to do so in the future. We may face greater competition on pricing in the future, which may favor larger competitors with lower production costs per unit that can spread the effect of price discounts across a more extensive array of products and a larger base of customers and consumers. The purchasing decisions of consumers for our products often reflect highly subjective preferences influenced by various factors, including advertising, media, product sponsorships, product improvements and changing trends in style and design.
Sustainability
Our sustainability strategy sets forth our long-term aspiration of finding new ways to drive performance through sustainable innovations that not only deliver a better product for athletes, but also support a better world. Our sustainability strategy is centered around three interconnected pillars—product, home field and team. Within these pillars, we challenge ourselves to improve our existing materials or create new materials that not only meet our athletes' expectations, but also responsibly reduce environmental impacts of our products and operations. Additionally, our strategy seeks to foster respect for human rights within our company, with our suppliers and their workers and in communities across our entire supply chain.
Human Capital Management
Our employees, whom we refer to as teammates, are central to driving our long-term success as an organization and brand. Consistent with our values, we believe that our brand is stronger when our collective team is fully engaged and working together to support our athletes around the world. We also believe that having an engaged and committed workforce enhances our culture and drives our business success, ultimately helping us to deliver the most innovative products that make athletes better. Our human capital management strategy is therefore focused on creating an engaging workplace environment where our teammates can thrive by attracting, developing and retaining talent through a competitive total rewards program, numerous development opportunities and intentional trainings and programming.

As of March 31, 2025, we had approximately 14,400 teammates worldwide, including approximately 10,200 in our Brand and Factory House stores and approximately 1,000 at our distribution facilities. Approximately 6,500 of our teammates were full-time. Of our approximately 7,900 part-time teammates, approximately 3% were seasonal teammates. Our total number of teammates fluctuates throughout the year, with a significant increase in seasonal teammates during the third quarter of each fiscal year.
Culture, Engagement and Talent Development
We believe maintaining an engaging and ethical culture is key, not just to our values, but also our business success; it is part of our brand. Our Board of Directors has ongoing oversight of our human capital management strategies and programs and regularly reviews our progress and opportunities with respect to engagement and culture. We believe open lines of communication are critical to fostering this environment. This starts with "tone at the top" and we emphasize the importance of our Code of Conduct. We encourage our teammates to "speak-up" when they have concerns, and we provide multiple reporting mechanisms for them to do so. We require trainings on a wide range of topics for all of our corporate teammates and our retail and distribution facility leadership, including training designed to help our teammates make the right call and strengthen our culture. We currently have nine teammate-led Teammate Resource Groups, which amplify business initiatives, provide networking opportunities, support community outreach and promote cultural awareness.
Our values are embodied in our commitment to helping our teammates develop their skills, grow their careers and achieve their goals. We believe our investment in these areas enhances our teammate engagement, improves the efficiency and productivity of our work and ultimately drives better results for our business. We prioritize and invest in a wide range of training and development opportunities for teammates at all levels, including through both online and instructor-led internal and external programs. We also offer resources to support individual development planning, including emphasizing development opportunities as part of teammates' annual goal setting process.
We invest in developing the leadership strength and capabilities of people-leaders at all levels. We leverage assessments, mentoring, executive coaching, and interactive training programs across a variety of leadership topics to improve leadership effectiveness, develop leaders who model and promote an engaged and ethical culture and drive the performance of our team. Additionally, through our succession planning efforts, we further focus on talent development for key roles within our organization.
Total Rewards
Our total rewards strategy is focused on providing market competitive and internally equitable total rewards packages that allow us to attract, engage and retain a talented workforce. In determining our compensation practices, we focus on offering competitive pay that is based on market data with packages that appropriately reflect roles and geographic locations and are transparently communicated. We believe in "pay for performance" and seek to design plans and programs that support a culture of high performance where we reward what is accomplished and how. We are also committed to achieving pay equity within all teammate populations, and in the United States, with the assistance of third-party experts, conduct an annual review of pay equity and market comparison data. When we identify opportunities, we take prompt actions to close any gaps.
Our total rewards programs, which are outlined on the careers page of our corporate website, are aimed at the varying health, financial and home-life needs of our teammates. In the United States, where approximately 64% of our workforce is located, our full-time teammates are eligible for competitive healthcare and other benefits, in addition to market-competitive pay and broad-based bonuses. Outside of the United States, we provide benefit packages tailored to market-specific practices and needs. We believe in promoting alignment between our teammates and stockholders. As such, these teammates are also eligible to participate in our Employee Stock Purchase Plan, and corporate teammates within our "director" level and above positions receive restricted stock unit awards as a key component of their total compensation package.
In addition to competitive time off benefits, our full-time corporate teammates also receive 40 hours of additional paid time off each year for personal volunteer activities performed during working hours. We believe that giving back to the communities where we live and work is central to our culture.
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

Information About Our Executive Officers

Name	Age	Position
Kevin Plank	52	President and Chief Executive Officer
David Bergman	52	Chief Financial Officer
Shawn Curran	61	Chief Supply Chain Officer
Eric Liedtke	58	Brand President
Yassine Saidi	47	Chief Product Officer
Mehri Shadman	43	Chief Legal Officer and Corporate Secretary
Kara Trent	45	President of the Americas
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
Eric Liedtke has served as Brand President since January 2025. Mr. Liedtke joined Under Armour in August 2024 as Executive Vice President, Brand Strategy. Before joining Under Armour, Mr. Liedtke was the Chief Executive Officer and co-founder of UNLESS COLLECTIVE, INC, a zero-plastic regenerative fashion brand acquired by Under Armour in August 2024. Before that, Mr. Liedtke spent 26 years at adidas Group, holding senior positions in footwear marketing and executive roles as VP of Brand Marketing, SVP of Sports Performance Brand Marketing, and Head of Sports Performance, culminating in his roles as Brand President and Executive Board Member from 2014 to 2019.
Yassine Saidi has served as Chief Product Officer since January 2024 and Executive Vice President, General Manager of Sportswear, Basketball, Curry, Run and Collaborations, since February 2025. Before joining Under Armour, Mr. Saidi was the Founder and Business Strategist at AGENC-Y, a Sport, Lifestyle and Fashion product company, from September 2018 to January 2024. From June 2011 to June 2020, he held various leadership roles in SportStyle Footwear, Partnerships, Collaborations and Global Sales at PUMA. Prior to that, Mr. Saidi held various roles in performance Tennis Product and Marketing at adidas Group from May 2003 to June 2011.
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
Many of our products may be considered discretionary items for consumers. Many factors impact discretionary spending, including general economic conditions, unemployment, the availability of consumer credit, inflationary pressures and consumer confidence in future economic conditions. Global and U.S. economic conditions and trends in consumer discretionary spending continue to be uncertain, particularly in light of the potential impacts of changes and uncertainties related to government fiscal, monetary, tax, and trade policies, inflation volatility in the U.S. and global markets and recession fears. Consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term economic disruptions in markets where we sell our products, particularly in the United States or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.
Our financial results and ability to grow our business may be negatively impacted by global events beyond our control.
We operate retail, distribution and warehousing facilities and offices around the world and substantially all of our manufacturers are located outside of the United States. We are subject to numerous risks and global events beyond our control which could negatively impact consumer spending or our own operations or operations of our customers or business partners, and therefore our results of operations, including: changes in diplomatic and trade relationships, trade policy or actions of foreign or U.S. governmental authorities impacting trade and foreign investment; inflation; military conflict; political or labor unrest; terrorism; public health crises, disease epidemics or pandemics; natural disasters and extreme weather conditions, which may increase in frequency and severity due to climate change; economic instability resulting in the disruption of trade from foreign countries; the imposition of new laws, regulations and rules, including those relating to sustainability and climate change, data privacy, labor conditions, minimum wage, quality and safety standards and disease epidemics or other public health concerns; and changes in local economic conditions in countries where our stores, customers, manufacturers and suppliers are located.
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
There continues to be uncertainty in the current global trade environment due to recent and potential changes in global trade policy. These changes have and could result in a higher cost or restrictions on the importation of the products we sell. Although we have and may continue to look for alternative sourcing options, we may not be able to shift production in a timely or cost-effective manner, if at all, from various countries in which we manufacture our products to offset those costs or restrictions. Therefore, we may not be able to mitigate the entire increase to our cost resulting from tariffs and we may not be able to, or may choose not to, pass any cost increase onto consumers. Any increase in our prices could have an adverse impact on our direct sales to consumers, as well as sales by our wholesale customers and our licensees. In addition, the uncertainty in the global trade environment may have adverse impacts on capital markets or consumer discretionary spending, which could lower demand for our products. Any adverse impact on our costs or on consumer demand could have a material adverse effect on our business, financial condition and results of operations.
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
The fabrics used by our suppliers and manufacturers are made of raw materials including petroleum-based products and cotton. Significant price fluctuations, including due to inflation, tariffs or trade relations, sanctions, or other geopolitical or economic conditions, or shortages in petroleum or other raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Because most of our products are manufactured abroad, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays have caused and may continue to cause us to rely more heavily on airfreight to achieve timely delivery to our customers. These factors have significantly increased our freight costs in the past, and may do so again in the future. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.
Global or regional public health emergencies have caused and may in the future cause significant disruption in our industry, which has had and may in the future have a material or adverse impact our business, financial condition and results of operations.
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
For example, the COVID-19 pandemic negatively affected the U.S. and global economies, disrupted global supply chains, financial markets and consumer spending, and led to significant travel and business restrictions, including mandatory closures, orders to "shelter-in-place" and restrictions on how businesses operate. The COVID-19 pandemic and related government, private sector and individual consumer responsive actions had an adverse impact on our business and results of operations, as well as the businesses and results of operations of our business partners, including our customers, suppliers and vendors.
Business and Operational Risks
We derive a substantial portion of our sales from large wholesale customers. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.
In Fiscal 2025, sales through our wholesale channel represented approximately 58% of our net revenues. We extend credit to our wholesale customers based on an assessment of a customer's financial condition, generally without requiring collateral or getting customer insurance against non-collection. We face increased risk of order reduction or cancellation and around collectibility when dealing with financially ailing customers or customers struggling with economic uncertainty. In addition, during weak economic conditions, such as periods of high inflation, recessionary fears or reduced consumer traffic and purchasing, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. Furthermore, a slowing economy in our key markets or a decline in consumer purchases of sporting goods generally could have an adverse effect on the financial health of our company.
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
Our ability to realize our long-term growth objectives depends, in part, on our ability to successfully execute strategic initiatives in key areas including our North America region and our wholesale and direct-to-consumer businesses. With respect to our direct-to-consumer business, our growth depends on our ability to continue to successfully grow our digital offerings and experiences throughout the world, expand our global network of Brand and Factory House stores and continue to attract and retain consumers in these channels successfully. In addition, as we expand our global network of Brand and Factory House stores, if we are unable to operate our stores profitably, our financial results could be impacted, or we could be required to recognize impairment charges. Our long-term strategy also depends on our ability to successfully drive expansion of our gross margins, manage and leverage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted and we may not achieve our expected results of operations.
If we are unable to anticipate consumer preferences; successfully develop and introduce new, innovative and updated products or engage our consumers; or if consumer preferences shift away from performance products, our sales, net revenues and profitability may be negatively impacted.
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
Consumer preferences regarding the shopping experience and how to engage with brands continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and distribution partners, as well as our own direct-to-consumer business consisting of our Brand and Factory House stores and e-commerce platforms. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our growth strategy, we are investing significantly in enhancing our digital shopping capabilities and establishing and growing consumer loyalty programs in certain regions. We are also investing in capabilities and tools to drive higher digital engagement with our consumers and create new digital experiences. If we do not successfully execute this strategy or continue to provide an engaging, reliable and user-friendly digital commerce platform or digital experiences that attract consumers, our brand image, and results of operations, as well as our opportunities for future growth, could be negatively impacted.
A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.
We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long-term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect, or may significantly decrease their business with us or terminate their relationship with us. The failure to increase or maintain our sales to these customers as much as we anticipate has had and may continue to have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income or loss. In addition, our customers continue to experience ongoing industry consolidation, particularly in the sports specialty sector. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline materially. In addition, from time to time, we have and may continue to exit or scale down relationships with certain wholesale customers to further drive our premium brand position or for other reasons. This may negatively impact our net revenues if we are unable to replace those sales with additional sales to our other customers or direct sales to consumers.
The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
Our business could be adversely impacted if negative publicity regarding our brand, our company or our business partners diminishes the appeal of our brand to consumers. For example, while we require our suppliers, manufacturers and licensees of our products to operate their businesses in compliance with applicable laws and regulations, as well as the social and other standards and policies we impose on them, including our supplier code of conduct, we do not control the conduct of these third parties. A violation, or alleged violation of our policies, labor laws or other laws could interrupt or otherwise disrupt our sourcing or damage our brand image. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees. The risk that our business partners may not act in accordance with our expectations may be exacerbated in markets where our direct sales, supply chain or logistics operations are not as widespread. In addition, we have sponsorship contracts with a variety of athletes, teams and leagues and also enter into collaborative arrangements with athletes, designers or other partners. Negative publicity regarding these partners could have an adverse impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. In addition, there is increased focus and rapidly evolving expectations from stakeholders, including consumers, employees, investors, activists, advocacy groups and regulators, regarding corporate environmental and social issues, such as corporate statements, initiatives or practices related to climate change and a variety of social issues. Negative publicity regarding our initiatives or practices related to these issues could negatively impact our brand and result in diminished loyalty to our brand. Furthermore, social media can potentially accelerate and increase the scope of negative publicity. This could diminish the value of our proprietary rights or harm our reputation or have a negative effect on our sales and results of operations.
We must successfully manage the increasingly complex operations of our global business, including continued expansion in certain markets where we have limited brand recognition, or our business and results of operations may be negatively impacted.
Part of our growth strategy depends on our continued expansion outside of North America, and we have limited brand recognition and operating experience in certain regions. We must continue to successfully manage the operational difficulties associated with expanding our business to meet increased consumer demand throughout the world. Addressing regulatory requirements and market practices in certain regions outside of North America is challenging, and we may face difficulties expanding into and successfully operating in those markets, including differences in regulatory environments, labor and market practices, and difficulties in keeping abreast of market, business and technical developments and consumer preferences. We must also continually evaluate the need to expand critical functions in our business, including sales and marketing, product development, distribution and corporate services functions, our management information systems and other processes and technology. We may not manage these efforts cost-effectively or these efforts could increase the strain on our existing resources. If we experience difficulties in supporting the growth of our business, we could experience an erosion of our brand image or operational challenges leading to a decrease in net revenues and results from operations.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers based on estimated future demand for particular products, and before firm orders are placed by our wholesale customers. In addition, a portion of our net revenues may be generated by at-once orders for immediate delivery to wholesale customers, particularly during the last two quarters of the calendar year, which historically has been our peak season. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our wholesale customers or for our direct-to-consumer channel. Excess inventory may result in inventory write-downs or write-offs or sales at discounted prices or in less preferred distribution channels, negatively impacting gross margin. On the other hand, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, resulting in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and wholesale and consumer relationships.

Factors that could affect our ability to accurately forecast demand for our products include: changing consumer demand for our products; product introductions by competitors; unanticipated changes in general market or economic conditions impacting consumer discretionary spending, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; the impact on consumer demand due to unseasonable weather conditions, which may become more frequent or severe as a result of climate change; and terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics.
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
Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. Substantially all of our products are manufactured by unaffiliated manufacturers, and, in Fiscal 2025, ten manufacturers produced approximately 69% of our apparel and accessories products, and nine produced substantially all of our footwear products. We have no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for fabrics, raw materials and production capacity.
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
We have historically provided supply chain finance support to certain of our supply chain partners. In the past, the financial markets supporting supply chain finance programs experienced disruption that resulted in a temporary disruption to our program and challenged the cash flow and liquidity of our partners. While we worked with our partners through the disruption and have re-established a supply chain finance program, there can be no guarantee that such disruption will not occur again. Additionally, if one or more of our suppliers were to experience significant financial difficulty, bankruptcy, insolvency or cease operations, or fail to comply with applicable labor or other laws, we may be required to seek alternative suppliers.
In addition, if we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and lower results of operations both in the short and long term.
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
Our business depends on our ability to source and distribute products in a timely and cost effective manner. As a result, we rely on the free flow of goods through open and operational ports worldwide and on a consistent basis from our suppliers and manufacturers. Labor disputes and disruptions at various ports or at our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, decreased operations, lockouts, strikes or other disruptions during our peak importing or manufacturing seasons. Significant delays or disruption in receiving and distributing our products, has had, and may again have, an adverse effect on our business, including canceled orders by customers, unanticipated inventory accumulation or shortages, increased expense (including air freight) to deliver our products and reduced net revenues and results of operations.
If we fail to successfully manage or realize expected results from significant transactions or investments, or if we are required to recognize an impairment of our goodwill or other intangible assets, it may have an adverse effect on our results of operations and financial position.
From time to time, we may engage in acquisition opportunities we believe are complementary to our business and brand. Integrating acquired businesses can require significant efforts and resources, which could divert management attention from more profitable business operations. From time to time we have also disposed of certain assets where we did not think our activities aligned to our operating model. If we fail to successfully integrate acquired businesses or effectively manage dispositions, we may not realize the financial benefits or other synergies we anticipated. In addition, in connection with our acquisitions, we may record goodwill or other intangible assets. We have recognized goodwill impairment charges in the past, and additional goodwill impairment charges could have an adverse effect on our results of operations and financial position. Additionally, from time to time, we may invest in business infrastructure, new businesses and expansion of existing businesses, such as the expansion of our network of Brand and Factory House stores and our distribution facilities, implementing our global operating and financial reporting information technology system, supporting our digital strategy (including our e-commerce platform and loyalty programs), or supporting our corporate infrastructure (including the development of our new global headquarters located in the Baltimore Peninsula area of Baltimore). These investments require substantial cash investments and management attention, and infrastructure investments may also divert funds from other potential business opportunities. We believe cost effective investments are essential to business growth and profitability. The failure of any significant investment to provide the returns or synergies we expect could adversely affect our financial results.
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
Certain customers, consumers, investors and other stakeholders are increasingly focusing on the sustainability and human rights practices of companies, including those related to climate change and social issues. If our practices do not meet the expectations of various stakeholders, which can vary greatly and continue to evolve, our brand and reputation could be negatively impacted. We have published, and may continue to publish, a sustainability report and other information describing our practices, targets and commitments on a variety of sustainability and human rights matters, including relating to our actions to address climate change, environmental targets and compliance, social and labor policies and practices, human capital management matters and the materials and manufacturing of our products. It is possible that stakeholders may not be satisfied with such disclosures, practices, targets or commitments or the speed or success of their adoption. Due to additional costs or resources required, or market and technological barriers, we have in the past and may again in the future be required to change investment decisions and/or adjust or restate some or all of our targets and commitments. Any failure, or perceived failure, to meet our targets, commitments or stakeholder expectations or to comply with reporting regulations could harm our brand image and reputation, negatively impact our employee retention, the willingness of our suppliers to do business with us or investor interest in our securities, or have a negative effect on our sales and results of operations.

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
We are currently executing a restructuring plan designed to strengthen and support our financial and operational efficiencies. We have also implemented several changes to our operating model and continue to refine our operating model in response to business and market conditions. We may not achieve the operational improvements and efficiencies that we targeted in our restructuring plans and operating model changes, which could adversely impact our results of operations and financial condition. Implementing any restructuring plan or operating model change presents significant potential risks including, among others, higher than anticipated implementation costs, management distraction from ongoing business activities, failure to maintain adequate controls and procedures while executing our restructuring plans and operating model changes, damage to our reputation and brand image and workforce attrition beyond planned reductions. If we fail to achieve targeted operating improvements and/or cost reductions, our profitability and results of operations could be negatively impacted, which may be dilutive to our earnings in the short term.

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
Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operations, accessed our credit facility and issued debt securities as sources of liquidity. As of March 31, 2025, our cash and cash equivalents totaled $501 million. However, if in future periods our cash on hand, cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth, and we may be unable to obtain debt or equity financing on favorable terms or at all. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. Our credit ratings have been downgraded in the past, and we cannot assure that we will be able to maintain our current ratings, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.
Our operating results are subject to seasonal and quarterly variations in our net revenues and income from operations, which could adversely affect the price of our publicly traded common stock.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our net revenues and income or loss from operations. The majority of our net revenues are historically generated during the last two quarters of the calendar year. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of our customer orders, our ability to timely deliver, the timing of marketing and advertising costs and changes in our product mix. As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our publicly traded stock to fluctuate significantly.
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
During Fiscal 2025, we generated approximately 45% of our consolidated net revenues outside the United States. As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. These amounts can be material. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their functional currencies. In addition, the business of our independent manufacturers may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. From time to time, our results of operations have been, and may in the future be, adversely impacted by foreign currency exchange rate fluctuations. In addition, we have previously designated cash flow hedges against certain forecasted transactions. If we determine that such a transaction is no longer probable to occur in the time period we expected, we are required to de-designate the hedging relationship and immediately recognize the derivative instrument gain or loss in our earnings. From time to time, global macroeconomic factors have caused and may in the future to cause uncertainty in forecasted cash flows, which has resulted and may in the future result in the de-designation of certain hedged transactions.
Legal, Regulatory and Compliance Risks
Our business is subject to a wide array of laws and regulations, and our failure to comply with these requirements could lead to investigations or actions by government regulators, increased expense or reputational damage.
Our business is subject to a wide array of laws and regulations, including those addressing consumer protection, safety, labeling, distribution, importation, sustainability and environmental matters, labor and human rights matters, the marketing and sale of our products, data privacy and other matters. These requirements are enforced by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission, Customs and Border Protection and state attorneys general in the United States, as well as by various other federal, state, provincial, local and international regulatory authorities in the locations in which our products are distributed or sold. If we or any of our suppliers fail to comply with these regulations, we could become subject to significant penalties or claims or be required to stop importing, selling or otherwise recall products, which could negatively impact our results of operations and disrupt our ability to conduct our business, as well as damage our brand image with consumers. In addition, the adoption of new legislation, regulations, industry standards and reporting obligations, including related to data privacy, artificial intelligence, sustainability and climate change, or changes in the interpretation of existing regulations may result in significant unanticipated compliance costs or discontinuation of product sales and may impair the marketing of our products, resulting in significant loss of net revenues.
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
We must also comply with increasingly complex and evolving regulatory standards throughout the world enacted to protect personal information and other data, including the General Data Protection Regulation, the ePrivacy Directive, the California Consumer Privacy Act of 2018, the California Privacy Rights Act, the final rule issued by the U.S. Department of Justice implementing Executive Order 14117, state privacy laws throughout the United States and the Personal Information Protection Law in China. These laws and related regulations impact our ability to engage with our consumers, and some of these privacy laws prohibit the transfer of personal information to certain other jurisdictions. Compliance with existing laws and regulations can be costly and could negatively impact our profitability. Moreover, data privacy laws and regulations continue to evolve and it may be costly for us to adjust our operations to comply with new requirements. Regulatory bodies throughout the world have increased enforcement efforts against companies who fail to comply with privacy requirements. Failure to comply with these regulatory standards could result in a violation of data privacy laws and regulations and subject us to legal proceedings against us by governmental entities or others, imposition of fines by governmental authorities, negative publicity and damage to our brand image, all of which could have a negative impact on our profitability.
Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations.
We collect proprietary business information and personally identifiable information in connection with digital marketing, digital commerce, and our in-store payment processing systems. We also rely on third parties for the operation of certain of our e-commerce websites, and do not control these service providers. Like other companies in our industry, we have in the past experienced, and we expect to continue to experience, cyberattacks, including phishing, credential stuffing, cyber fraud incidents and other attempts to gain unauthorized access to our systems. These attempted attacks have become more frequent and our implementation of a hybrid work model for many of our global corporate employees may increase our exposure to such attacks. There can be no assurance that these attacks will not have a material impact in the future. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of customer, consumer, vendor or employee information, or the loss of money, valuable business data or cause a disruption in our business. These events could give rise to unwanted media attention, damage our reputation, damage our customer, consumer or user relationships and result in lost sales, fines or lawsuits. We may also be required to expend significant capital and other resources to protect against or respond to or alleviate problems caused by a security breach, which could negatively impact our results of operations.
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
The OECD has issued rules intended to provide governments new taxing rights over the digital economy and specific digital services (“Pillar One”), as well as the implementation of a global minimum tax (“Pillar Two”). Many jurisdictions in which we have operations have adopted or have announced an intention to adopt Pillar Two for tax years beginning on or after January 1, 2024. The enactment of Pillar One and Pillar Two taxes in jurisdictions where we have operations could have a material adverse impact on our global transfer pricing arrangements, tax provision, cash tax liability, effective tax rate, cash flows and profitability.
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
Legal proceedings can be expensive and disruptive. We cannot predict the outcome of any particular legal proceeding, or whether ongoing legal proceedings will be resolved favorably or ultimately result in charges or material damages, fines or other penalties. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have a material adverse impact on our business, financial condition and results of operations or our stock price. Any legal proceeding could negatively impact our reputation among our customers or our shareholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our brand image.
We have identified a material weakness in our internal control over financial reporting as of March 31, 2025. Failure to remediate this material weakness, or any other material weaknesses that we may identify in the future, could result in material misstatements in our consolidated financial statements, a failure to meet our periodic reporting obligations and a decline in our stock price.
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
We also performed our assessment of the effectiveness of internal control over financial reporting and identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted from a failure to design and maintain effective controls over certain aspects of the period-end financial reporting process, including the review and execution of certain balance sheet account reconciliations, and we did not design and maintain effective controls over the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.” As a consequence of the material weakness, we have also determined that our disclosure controls and procedures were ineffective. We are actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. However, we may not be successful in promptly doing so. In the future, we may identify additional material weaknesses, which could again cause us to conclude that our internal control over financial reporting and disclosure controls and procedures are ineffective.
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
Our Class A common stock has one vote per share, our Class B common stock has 10 votes per share and our Class C common stock has no voting rights (except in limited circumstances). Our founder and President and Chief Executive Officer, Kevin Plank, beneficially owns all outstanding shares of Class B common stock. As a result, Mr. Plank has the majority voting control and is able to direct the election of all of the members of our Board of Directors and other matters we submit to a vote of our stockholders. Under certain circumstances, the Class B common stock automatically converts to Class A common stock, which would also result in the conversion of our Class C common stock into Class A common stock. As specified in our charter, these circumstances include when Mr. Plank beneficially owns less than 15% of the total number of shares of Class A and Class B common stock outstanding, if Mr. Plank were to resign as an Approved Executive Officer of the Company (or was otherwise terminated for cause) or if Mr. Plank sells more than a specified number of any class of our common stock within a one-year period. This concentration of voting control may have various effects including, but not limited to, delaying or preventing a change of control or allowing us to take action that the majority of our stockholders do not otherwise support. In addition, we utilize shares of our Class C common stock to fund employee equity incentive programs and may do so in connection with future stock-based acquisition transactions, which could prolong the duration of Mr. Plank's voting control.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of protecting consumer and employee data and maintaining the safety and security of our information systems. We identify, assess and manage material risks on an enterprise basis through our global enterprise risk management (“ERM”) program. We maintain a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats, which is aligned to and informed by our ERM program. Our cybersecurity program takes into consideration, among other things, compliance requirements, risks to our revenue channels, risks posed by third-party engagements, consumer and employee data security and global enterprise security. We engage independent third parties to conduct regular penetration testing and targeted security audits of our information systems. In addition, we engage a third-party vendor to conduct 24/7 monitoring of cybersecurity alerts. In the event we identify or are notified of a potential cybersecurity, privacy or other data security incident, we have a data incident response plan that defines procedures for responding to such incidents, including when and how to engage with our executive leadership team, our Board of Directors, other stakeholders and law enforcement, as applicable. We also maintain cyber liability insurance to help defray financial losses arising out of a cyber security incident; our insurance, however, may not cover all types of cybersecurity incidents or all losses that we incur.
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
Impact of Cybersecurity Risks on Strategy and Results
As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business, including our business strategy, results of operations or financial condition. However, we and our third-party service providers continue to experience cyberattacks, including phishing, ransomware and other attempts to gain unauthorized access to our and their systems, that could materially affect us in the future. For additional information regarding the threats we face, see "Risk Factors—Business and Operational Risks—If we encounter problems with our distribution system, our ability to deliver our products to the market could be adversely affected"; "—We rely significantly on information technology and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business"; and "—Legal, Regulatory and Compliance Risks—Data security or privacy breaches could damage our reputation, cause us to incur additional expense, expose us to litigation and adversely affect our business and results of operations" included in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
The following includes a summary of the principal properties that we own or lease as of March 31, 2025.
Company Operated
During Fiscal 2025, we moved our principal executive and administrative offices to an office complex that we own in the Baltimore Peninsula, an area of Baltimore, Maryland. We continue to own office space in Baltimore, Maryland, where our previous principal executive and administrative offices were located. We are currently evaluating potential options for this space. For each of our EMEA, Latin America and Asia-Pacific headquarters, we lease office space.
We lease our primary distribution facilities, which are located in Sparrows Point, Maryland, Mount Juliet, Tennessee and Rialto, California. Combined, these facilities represent approximately 3.5 million square feet of facility space. These leases expire at various dates, with the earliest lease termination date occurring in December 2027. However, as previously disclosed, we have made the decision to exit our distribution facility located in Rialto, California, by March 2026, as part of our 2025 restructuring plan. We believe our distribution facilities and space available through our third-party logistics providers, described below, will be adequate to meet our short term needs.
As of March 31, 2025, we leased 441 Brand and Factory House retail stores located primarily in the United States, China, Canada, Mexico, the United Kingdom, South Korea, Australia, and Thailand with lease termination dates occurring through 2038. We also lease additional office space for sales, quality assurance and sourcing, marketing and administrative functions. We anticipate that we will be able to extend these leases that expire in the near future on satisfactory terms or relocate to other locations.
Third-Party Operated
We partner with third-party logistics providers who operate distribution centers in international markets including Canada, Mexico, Panama, the United Kingdom, Netherlands, Hong Kong and China.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 10 to our Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Under Armour's Class A Common Stock and Class C Common Stock are traded on the New York Stock Exchange ("NYSE") under the symbols "UAA" and "UA", respectively. As of May 15, 2025, there were 2,197 record holders of our Class A Common Stock, 5 record holders of Class B Convertible Common Stock which are beneficially owned by our President and Chief Executive Officer, Kevin A. Plank, and 1,420 record holders of our Class C Common Stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the Company's repurchases of Class C Common Stock during the three months ended March 31, 2025 under the three-year $500 million share repurchase program authorized by the Company's Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
01/01/2025 to 01/31/2025	—	$—	—	$435.0
02/01/2025 to 02/28/2025	—	$—	—	$435.0
03/01/2025 to 03/31/2025	4,055,084	$6.17	4,055,084	$410.0
Dividends
No cash dividends were declared or paid during Fiscal 2025, Fiscal 2024, or Fiscal 2023 on any class of our common stock. We currently anticipate we will retain future earnings for use in our business, and as a result, we do not anticipate paying any cash dividends in the foreseeable future. However, if we were to consider declaring a cash dividend to our stockholders, we may be limited in our ability to do so under our credit facility. Refer to "Liquidity and Capital Resources" within Management's Discussion and Analysis, included in Part II, Item 7 of this Annual Report on Form 10-K and Note 9 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of our credit facility.
Stock Compensation Plans
See Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding our equity compensation plans.
Stock Performance Graph
The stock performance graph below compares cumulative total return on Under Armour, Inc. Class A Common Stock to the cumulative total return of the S&P 500 Index and S&P 500 Apparel, Accessories and Luxury Goods Index from December 31, 2019 through March 31, 2025. The graph assumes an initial investment of $100 in Under Armour and each index as of December 31, 2019 and reinvestment of any dividends. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2019	12/31/2020	12/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025
Under Armour, Inc.	$100.00	$79.49	$98.10	$78.79	$43.93	$34.16	$28.92
S&P 500	$100.00	$118.40	$152.39	$145.38	$134.14	$174.23	$188.60
S&P 500 Apparel, Accessories & Luxury Goods	$100.00	$89.64	$95.08	$78.67	$54.51	$46.35	$42.36

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
All dollar and percentage comparisons made herein refer to Fiscal 2025 compared to Fiscal 2024, unless otherwise noted. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2024, filed with the Securities Exchange Commission ("SEC") on May 29, 2024, which is incorporated by reference herein, for a comparative discussion of our Fiscal 2024 financial results as compared to Fiscal 2023.

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
We remain focused on driving premium brand-right growth and delivering improved profitability. We plan to continue to grow our business over the long term through increased sales of our apparel, footwear and accessories; growth in our direct-to-consumer sales channel; and expansion of our wholesale distribution. Achieving these long-term growth objectives depends, in part, on our ability to successfully execute strategic initiatives across key areas of the business, including within our North America region. In support of these long-term growth objectives, our digital strategy is designed to enhance consumer engagement and strengthen brand connectivity through multiple digital touchpoints.
Fiscal 2025 Performance
During Fiscal 2025, we faced a challenging environment, particularly in North America and Asia-Pacific, that included lower demand in our wholesale channel, in addition to the impacts of proactive strategies to reduce discounting and promotional activity in our direct-to-consumer channel, particularly in e-commerce.
Financial highlights for Fiscal 2025 as compared to Fiscal 2024 include:
•Total net revenues decreased 9.4%.
•Within our channels, wholesale revenue decreased 8.1% and direct-to-consumer revenue decreased 10.5%.
•Within our product categories, apparel revenue decreased 8.9%, footwear revenue decreased 12.8%, and accessories revenue increased 1.3%.
•Net revenue decreased 11.4% in North America, increased 0.4% in EMEA, decreased 13.5% in Asia-Pacific and decreased 6.1% in Latin America.
•Gross margin increased 180 basis points to 47.9%.
•Selling, general and administrative expenses increased 8.4%.
2025 Restructuring Plan
On May 15, 2024, our Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support our financial and operational efficiencies. On September 5, 2024, our Board of Directors approved a $70 million increase to the 2025 restructuring plan, resulting in an updated restructuring plan of approximately $140 million to $160 million of pre-tax restructuring and related charges, which is expected to be substantially complete by the end of Fiscal 2026.
We currently expect the charges to be incurred under the 2025 restructuring plan to include (i) up to $90 million in cash-related charges, consisting of approximately $23 million in employee severance and benefits costs and $67 million related to various transformational initiatives; and (ii) up to $70 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $63 million in facility, software, and other asset-related charges and impairments.
Restructuring and related charges are included in our Corporate Other non-operating segment. For Fiscal 2025, the restructuring and related charges included $75.9 million relating to North America, $12.1 million relating to EMEA, and $6.4 million relating to Asia-Pacific. These charges were offset by a net gain of $5.3 million from the sale of the MapMyFitness platform, relating to our Corporate Other non-operating segment.
The following table summarizes the costs incurred during Fiscal 2025, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan.

		Estimated Restructuring and Related Charges (1)
(In thousands)	Year Ended March 31, 2025	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Employee-related costs	$14,767
Facility-related costs	25,495
Other restructuring costs	17,707
Total costs recorded in restructuring charges	$57,969	$36,031	$94,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	9,460
Other transformation initiatives	21,733
Total costs recorded in selling, general and administrative expenses	$31,193	$34,807	$66,000
Total restructuring and related charges	$89,162	$70,838	$160,000
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
Macroeconomic Factors and Other Global Events
We are actively monitoring the global trade environment due to recent and potential changes in global trade policy, as well as indirect effects on capital markets and consumer discretionary spending. We continue to analyze the impacts of the evolving situation on our business and actions we can take to minimize their impact. However, based on information that is currently available, we expect these changes will have a material impact on our results of operations, including gross profit, in Fiscal 2026.
Other macroeconomic factors, such as inflationary pressures and fluctuations in foreign currency exchange rates, have and may continue to impact our business. We continue to monitor these factors and the potential impacts they may have on our financial results, including product input costs, freight costs and consumer discretionary spending and therefore consumer demand for our products. We also continue to monitor the broader impacts of conflicts around the world on the economy, including their effect on inflationary pressures and the price of oil globally.
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

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

(In thousands)	Year Ended March 31,
	2025	2024
Net revenues	$5,164,310	$5,701,879
Cost of goods sold	2,689,566	3,071,626
Gross profit	2,474,744	2,630,253
Selling, general and administrative expenses	2,601,991	2,400,502
Restructuring charges	57,969	—
Income (loss) from operations	(185,216)	229,751
Interest income (expense), net	(6,115)	268
Other income (expense), net	(13,431)	32,055
Income (loss) before income taxes	(204,762)	262,074
Income tax expense (benefit)	(2,890)	30,006
Income (loss) from equity method investments	605	(26)
Net income (loss)	$(201,267)	$232,042

	Year Ended March 31,
(As a percentage of net revenues)	2025	2024
Net revenues	100.0%	100.0%
Cost of goods sold	52.1%	53.9%
Gross profit	47.9%	46.1%
Selling, general and administrative expenses	50.4%	42.1%
Restructuring charges	1.1%	—%
Income (loss) from operations	(3.6)%	4.0%
Interest income (expense), net	(0.1)%	—%
Other income (expense), net	(0.3)%	0.6%
Income (loss) before income taxes	(4.0)%	4.6%
Income tax expense (benefit)	(0.1)%	0.5%
Income (loss) from equity method investments	—%	—%
Net income (loss)	(3.9)%	4.1%
Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Net Revenues by Product Category
Apparel	$3,451,414	$3,789,016	$(337,602)	(8.9)%
Footwear	1,206,202	1,383,610	(177,408)	(12.8)%
Accessories	410,860	405,715	5,145	1.3%
Net Sales	5,068,476	5,578,341	(509,865)	(9.1)%
License revenues	94,590	111,241	(16,651)	(15.0)%
Corporate Other (1)	1,244	12,297	(11,053)	(89.9)%
Total net revenues	$5,164,310	$5,701,879	$(537,569)	(9.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Net Revenues by Distribution Channel
Wholesale	$2,978,869	$3,243,187	$(264,318)	(8.1)%
Direct-to-consumer	2,089,607	2,335,154	(245,547)	(10.5)%
Net Sales	5,068,476	5,578,341	(509,865)	(9.1)%
License revenues	94,590	111,241	(16,651)	(15.0)%
Corporate Other (1)	1,244	12,297	(11,053)	(89.9)%
Total net revenues	$5,164,310	$5,701,879	$(537,569)	(9.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $509.9 million, or 9.1%, to $5.1 billion during Fiscal 2025, from $5.6 billion during Fiscal 2024. Apparel decreased primarily due to lower unit sales and unfavorable channel mix, partially offset by higher average selling prices. Footwear decreased primarily due to lower unit sales, lower average selling prices and unfavorable channel mix. Accessories increased primarily due to higher unit sales and higher average selling prices, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues decreased by $16.7 million or 15.0%, to $94.6 million during Fiscal 2025, from $111.2 million during Fiscal 2024. This was primarily due to lower revenues from our licensing partners in North America, partially offset by higher revenues from our international licensing partners.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $78.0 million for Fiscal 2025 (Fiscal 2024: $79.8 million).
Gross profit decreased by $155.5 million to $2.5 billion during Fiscal 2025, as compared to $2.6 billion during Fiscal 2024. Gross profit as a percentage of net revenues, or gross margin, increased to 47.9% from 46.1%. This increase in gross margin of approximately 180 basis points was primarily driven by favorable impacts of 130 basis points from supply chain benefits related to lower freight and product costs and approximately 80 basis points of pricing benefits largely due to lower levels of discounting and promotions within our direct-to-consumer channel. These increases were partially offset by unfavorable regional and channel mix of 30 basis points and unfavorable foreign exchange of 10 basis points.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist of costs related to marketing and advertising, selling, product innovation and supply chain, and corporate services. We consolidate our selling, general and administrative expenses into two primary categories: "marketing and advertising" and "other." The other category is the sum of our selling, product innovation and supply chain, and corporate services categories. The marketing and advertising category consists primarily of sports and brand marketing, media, and retail presentation. Sports and brand marketing includes professional, club and collegiate sponsorship agreements, individual athlete and influencer agreements, and providing and selling products directly to teams and individual athletes. Media includes digital, broadcast, and print media outlets, including social and mobile media. Retail presentation includes sales displays and concept shops and depreciation expense specific to our in-store fixture programs. Our marketing and advertising costs are an important driver of our growth.

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Selling, General and Administrative Expenses	$2,601,991	$2,400,502	$201,489	8.4%
Selling, general and administrative expenses increased by $201.5 million, or 8.4%, during Fiscal 2025 as compared to Fiscal 2024. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $18.7 million or 3.3%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs increased to 10.6% from 10.0%.
•Other costs increased $220.1 million or 12.0%, primarily driven by higher net litigation expenses related to the settlements of the Consolidated Securities Action and the Derivatives Actions, as discussed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, other costs increased due to an impairment charge of $28.4 million related to vacating our previous global headquarters and transformational charges of $31.2 million recorded in connection with the 2025 restructuring plan. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details. As a percentage of net revenues, other costs increased to 39.7% from 32.1%.
As a percentage of net revenues, selling, general and administrative expenses increased to 50.4% during Fiscal 2025 as compared to 42.1% during Fiscal 2024.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, various transformational initiatives and facility, software and other asset-related charges and impairments. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Restructuring charges	$57,969	$—	$57,969	100.0%
Restructuring charges increased by $58.0 million during Fiscal 2025 compared to Fiscal 2024 due to $14.8 million of employee-related charges, $25.5 million of facility-related charges, and $17.7 million of other restructuring charges.
Interest Income (Expense), net
Interest income (expense), net is primarily comprised of interest income earned on our cash and cash equivalents, offset by interest expense incurred on our debt facilities. See Note 9 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Interest income (expense), net	$(6,115)	$268	$(6,383)	(2381.7)%
Interest expense, net increased by $6.4 million to $6.1 million during Fiscal 2025 compared to interest income, net of $0.3 million during Fiscal 2024. This was primarily due to a decrease in interest income resulting from lower interest rates on a lower cash balance and a reduction in capitalized interest. These were partially offset by a decrease in interest expense from our Convertible Senior Notes, which matured during Fiscal 2025.
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

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Other income (expense), net	$(13,431)	$32,055	$(45,486)	(141.9)%
Other expense, net increased by $45.5 million to $13.4 million during Fiscal 2025 compared to other income, net of $32.1 million during Fiscal 2024. This was primarily due to an earn-out recorded during Fiscal 2024 in connection with the sale of MyFitnessPal platform, partially offset by a net gain from foreign currency hedges.
Income Tax Expense (Benefit)

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
Income tax expense (benefit)	$(2,890)	$30,006	$(32,896)	(109.6)%
Income tax expense decreased $32.9 million to a tax benefit of $2.9 million during Fiscal 2025 from income tax expense of $30.0 million during Fiscal 2024. For Fiscal 2025, our effective tax rate was 1.4% compared to 11.4% for Fiscal 2024. The decrease in our effective tax rate was primarily driven by the proportion of earnings subject to tax in the U.S. as compared to foreign jurisdictions in each period and the Fiscal 2025 impact of U.S. losses on foreign earnings subject to tax in the United States.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific and Latin America.
We exclude certain corporate items from our segment profitability measures. We report these items within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global information technology, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; (iii) certain foreign currency hedge gains and losses; and (iv) operating results from the MapMyFitness digital platform, which was sold during the second quarter of Fiscal 2025.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
North America	$3,105,624	$3,505,167	$(399,543)	(11.4)%
EMEA	1,086,578	1,081,915	4,663	0.4%
Asia-Pacific	755,437	873,019	(117,582)	(13.5)%
Latin America	215,427	229,481	(14,054)	(6.1)%
Corporate Other (1)	1,244	12,297	(11,053)	(89.9)%
Total net revenues	$5,164,310	$5,701,879	$(537,569)	(9.4)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total net revenues for Fiscal 2025, compared to Fiscal 2024, was driven by the following:
•Net revenues in our North America region decreased by $399.5 million, or 11.4%. This was driven by a decrease in both our direct-to-consumer and wholesale channels, as well as a decrease in license revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region increased by $4.7 million, or 0.4%. This was driven by an increase in our direct-to-consumer channel, partially offset by a decrease in our wholesale channel. Within our direct-to-consumer channel, net revenues increased in both owned and operated retail stores and e-commerce.
•Net revenues in our Asia-Pacific region decreased by $117.6 million, or 13.5%. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores. Net revenues in our Asia-Pacific region were also negatively impacted by changes in foreign exchange rates.
•Net revenues in our Latin America region decreased by $14.1 million, or 6.1%. This was primarily driven by negative impacts of changes in foreign exchange rates. By channel, the decrease was in both our wholesale channel and our direct-to-consumer channel, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce and were flat in owned and operated retail stores.
•Net revenues in our Corporate Other non-operating segment decreased by $11.1 million or 89.9%. This was primarily driven by lower foreign currency hedge gains related to revenues generated by entities within our operating segments.
Operating Income (Loss)

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)	Change (%)
North America	$629,518	$677,882	$(48,364)	(7.1)%
EMEA	147,182	176,205	(29,023)	(16.5)%
Asia-Pacific	73,187	119,650	(46,463)	(38.8)%
Latin America	47,532	38,401	9,131	23.8%
Corporate Other (1)	(1,082,635)	(782,387)	(300,248)	(38.4)%
Total operating income (loss)	$(185,216)	$229,751	$(414,967)	(180.6)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

The decrease in total operating income for Fiscal 2025, compared to Fiscal 2024, was primarily driven by the following:
•Operating income in our North America region decreased by $48.4 million, or 7.1%. This was primarily due to a decrease in gross profit, partially offset by lower marketing and advertising costs, selling and distribution expenses and salaried compensation expenses. The decline in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower freight costs and lower product input costs.
•Operating income in our EMEA region decreased by $29.0 million, or 16.5%. This was primarily due to higher marketing and advertising costs partially offset by an increase in gross profit. The increase in gross profit was driven by higher net revenues as discussed above and lower product input costs.
•Operating income in our Asia-Pacific region decreased by $46.5 million, or 38.8%. This was primarily due to a decrease in gross profit, partially offset by lower marketing and advertising costs. The decline in gross profit was driven by lower net revenues as discussed above and higher inventory returns.
•Operating income in our Latin America region increased by $9.1 million, or 23.8%. This was primarily due to lower marketing and advertising costs and selling and distribution expenses and an increase in gross profit, which was primarily driven by lower product input costs.
•Operating loss in our Corporate Other non-operating segment increased by $300.2 million, or 38.4%. This was primarily due to higher net litigation expenses related to the settlements of the Consolidated Securities Action and the Derivative Actions, as discussed in Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The increase was also driven by restructuring and related charges of $89.2 million and an impairment charge of $28.4 million related to vacating our previous global headquarters. This was partially offset by lower salaries expense as a result of actions taken under the 2025 restructuring plan.

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
As of March 31, 2025, we had approximately $501.4 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a new share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of March 31, 2025, we have repurchased a total of $90 million Class C Common Stock through accelerated share repurchase transactions under this program.
If there are unexpected material impacts to our business in future periods from significant global events, such as an economic recession or changes in global trade policy, that have a significant adverse effect on our profitability, including increased costs to create and sell our products, we may consider additional alternatives to preserve our liquidity. These alternatives may include further reducing our expenditures, changing our investment strategies, reducing compensation costs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing the capital markets, sale-leaseback transactions or other sales of assets or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
As of March 31, 2025, $404.5 million or approximately 81% of cash and cash equivalents was held by our foreign subsidiaries. During the first quarter of Fiscal 2025, we re-evaluated our assertion related to the reinvestment of our non-U.S. subsidiaries’ cumulative and current undistributed earnings and determined that we may repatriate a portion of these earnings to the U.S. As a result, approximately $522 million of foreign earnings, inclusive of a $390 million cash dividend repatriated in Fiscal 2025, are no longer indefinitely reinvested. We recorded approximately $1.3 million of state income tax expense and an offsetting $1.2 million of state valuation allowance release related to this change in our assertion. The remainder of our prior and current year undistributed foreign earnings will continue to be indefinitely reinvested to fund international growth and operations. As the majority of such foreign earnings have been previously subject to U.S. federal tax, additional taxes including currency gains or losses, capital gains, foreign withholding taxes, and U.S. state taxes are not expected to be material.
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
During the three months ended March 31, 2025, we entered into a supplemental confirmation (the "March 2025 ASR Agreement") of an accelerated share repurchase transaction with Truist Bank ("Truist") to repurchase $25.0 million of our Class C Common Stock, and received a total of 4.1 million shares of Class C Common Stock from Truist, which were immediately retired. As a result, $25.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During Fiscal 2025, pursuant to the March 2025 ASR Agreement and the previously disclosed accelerated share repurchase transactions that we entered into in May 2024 and December 2024, we repurchased $90 million or 12.8 million shares of Class C Common Stock, which were immediately retired. As a result, $91.2 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of the date of this Annual Report on Form 10-K, we repurchased a total of $90 million or 12.8 million outstanding shares of Class C Common Stock, leaving approximately $410 million remaining under our current share repurchase program.
Contractual Commitments
We lease warehouse space, office facilities, space for our Brand and Factory House stores and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038, excluding extensions at our option, and include provisions for rental adjustments. In addition, this table includes executed lease agreements for Brand and Factory House stores that have not yet commenced as of March 31, 2025. The operating leases generally contain renewal provisions for varying periods of time. Our significant contractual obligations and commitments as of March 31, 2025 are summarized in the following table:

	Payments Due by Period
(In thousands)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long term debt obligations (1)	$629,250	$19,500	$609,750	$—	$—
Operating lease obligations (2)	884,261	217,525	260,770	146,239	259,727
Product purchase obligations (3)	1,150,719	1,150,719	—	—	—
Sponsorships and other (4)	429,568	87,218	126,822	98,240	117,288
Total future minimum payments	$3,093,798	$1,474,962	$997,342	$244,479	$377,015
(1) Includes estimated interest payments based on applicable fixed interest rates as of March 31, 2025, timing of scheduled payments, and the term of the debt obligations.
(2) Includes future minimum payments for operating lease obligations as of March 31, 2025. Minimum payments for lease obligations exclude variable lease costs, such as contingent rent expense we may incur at our Brand and Factory house stores based on future sales above a specified minimum or payments made for common area maintenance and real estate taxes. Excludes sublease income from certain excess office facilities, retail space and warehouse space that we sublease to third parties.
(3) We generally place orders with our manufacturers between four and six months in advance of expected future sales. The amounts listed for product purchase obligations primarily represent our open production purchase orders with our manufacturers for our apparel, footwear and accessories, including expected inbound freight, duties and other costs. These open purchase orders specify fixed or minimum quantities of products at determinable prices. The product purchase obligations also includes fabric commitments with our suppliers, which secure a portion of our material needs for future seasons. The reported amounts exclude product purchase liabilities included in accounts payable as of March 31, 2025.
(4) Includes the fixed minimum amounts required to be paid under sponsorship agreements and minimum guaranteed royalty payments to endorsers and licensors based upon a predetermined percent of sales of particular products. Sponsorship agreements include professional teams, professional leagues, colleges and universities, individual athletes, athletic events and other marketing commitments in order to promote our brand. Some of these sponsorship agreements provide for additional performance incentives and product supply obligations. It is not possible to determine how much we will spend on product supply obligations on an annual basis as contracts generally do not stipulate specific cash amounts to be spent on products. The amount of product provided to these sponsorships depends on many factors including general playing conditions, the number of sporting events in which they participate and our decisions regarding product and marketing initiatives. In addition, it is not possible to determine the performance incentive amounts we may be required to pay under these agreements as they are primarily subject to certain performance based and other variables.
The table above excludes a liability of $79.4 million for uncertain tax positions, inclusive of related interest and penalties, as we are unable to reasonably estimate the timing and amount of future cash settlement. Refer to Note 18 to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a further discussion of our uncertain tax positions.
Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Year Ended March 31,
(In thousands)	2025	2024	Change ($)
Net cash provided by (used in):
Operating activities	$(59,319)	$353,970	$(413,289)
Investing activities	(126,350)	(105,333)	(21,017)
Financing activities	(180,806)	(78,690)	(102,116)
Effect of exchange rate changes on cash and cash equivalents	4,609	(19,775)	24,384
Net increase (decrease) in cash and cash equivalents	$(361,866)	$150,172	$(512,038)
Operating Activities
Cash flows from operating activities decreased by $413.3 million, as compared to Fiscal 2024, primarily driven by decrease in net income before the impact of non-cash items of $455.5 million offset by an increase from changes in working capital of $42.2 million.
The changes in working capital were due to the following outflows:
•$205.5 million from changes in inventories;
•$76.7 million from changes in other non-current assets; and
•$44.4 million from changes in accrued expenses and other liabilities.
These outflows were partially offset by the following working capital inflows:
•$139.4 million from changes in accounts payable;
•$83.9 million from changes in accounts receivable;
•$75.2 million from changes in income taxes payable and receivable, net;
•$42.2 million from changes in prepaid expenses and other current assets; and
•$28.2 million from changes in customer refund liabilities.

Investing Activities
Cash flows used in investing activities increased by $21.0 million, as compared to Fiscal 2024. This was primarily due to an increase in capital expenditures, the acquisition of UNLESS COLLECTIVE, Inc and the equity method investment in ISC Sport. These outflows were partially offset by a higher earn-out collected in connection with the sale of the MyFitnessPal platform and the proceeds from the sale of the MapMyFitness platform.
Total capital expenditures during Fiscal 2025 were $168.7 million, or approximately 3% of net revenues, representing a $18.4 million increase from $150.3 million during Fiscal 2024. Our long-term operating principle for capital expenditures is to spend between 3% and 5% of annual net revenues as we invest in our global direct-to-consumer, e-commerce and digital businesses, information technology systems, distribution centers and our global offices, including our new global headquarters in the Baltimore Peninsula, an area of Baltimore, Maryland, which we moved into in December 2024. During Fiscal 2025, we incurred capital expenditures of $99.7 million relating to the construction of our new global headquarters, which as previously disclosed, was designed in line with our long-term sustainability strategy. A portion of our capital expenditures included investments incorporating sustainable and intelligent building design features into this facility.

Financing Activities
Cash flows used in financing activities increased by $102.1 million, as compared to Fiscal 2024. During Fiscal 2025, we repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding using cash on hand. Additionally, we paid $90.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions during Fiscal 2025. During Fiscal 2024, we paid $75.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions. For more details, see discussion above under "Share Repurchase Program".
Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In March 2025, we entered into the sixth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2028, in each case with permitted extensions under certain circumstances. As of March 31, 2025 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2025, $45.7 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2024, we entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Class Action Securities litigation described in Note 10 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of March 31, 2025, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2025, the commitment fee was 17.5 basis points.
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
As the impacts of major global events, including recent and potential changes in global trade policy, continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact our financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While we believe we have made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, we may experience further impacts based on long-term effects on our customers and the countries in which we operate. Refer to the risk factors discussed in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.
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
We record reductions to revenue at the time of the transaction for estimated customer returns, allowances, markdowns and discounts. These estimates are based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that we have not yet received. The actual amount of customer returns and allowances, which are inherently uncertain, may differ from our estimates. At a minimum, the Company reviews and refines these estimates on a quarterly basis. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which such a determination was made. Provisions for customer specific discounts are based on contractual obligations with certain major customers. Reserves for returns, allowances, markdowns and discounts included within customer refund liability on the Consolidated Balance Sheets as of March 31, 2025 was $146.0 million (March 31, 2024: $139.3 million). The value of inventory associated with reserves for sales returns included within prepaid expenses and other current assets on the Consolidated Balance Sheets as of March 31, 2025 was $33.6 million (March 31, 2024: $29.5 million).
Accounts Receivable and Credit Losses - Allowance for Doubtful Accounts
We make ongoing estimates relating to the collectability of accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of our customers to pay outstanding balances and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, we would record a benefit or charge to selling, general and administrative expenses in the period in which such a determination was made. As of March 31, 2025 and 2024, the allowance for doubtful accounts was $17.0 million and $15.0 million, respectively.
Inventory Valuation and Reserves
We value our inventory at standard cost, which approximates the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions, which are inherently uncertain. If we determine that the estimated net realizable value of our inventory is less than the carrying value of such inventory, we record a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those that we projected, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As March 31, 2025 and 2024, the inventory reserve was $46.6 million and $44.2 million, respectively.
Goodwill
Goodwill is recorded at its estimated fair value at the date of acquisition and is allocated to the reporting units that are expected to receive the related benefits. Goodwill is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting an annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that is the case, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. We compare the fair value of the reporting unit with its carrying amount. We estimate fair value using the discounted cash flows model, under the income approach, which indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital, long-term growth rate and profitability of the reporting unit's business, and working capital effects. If the carrying amount of a reporting unit exceeds its fair value, goodwill is impaired to the extent that the carrying value exceeds the fair value of the reporting unit.
Long-Lived Assets
We continually evaluate long-lived assets and whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset group should be evaluated for possible impairment, the Company estimates the fair value of the asset group based on its discounted cash flows or market rent assessments and compares the estimated fair value to the net carrying value. The significant estimates used in the fair value methodology, which are based on Level 3 inputs, include: the Company's expectations for future operations and projected cash flows, including net revenue, gross profit and operating expenses and market conditions, including estimated market rent. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.
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
Stock-Based Compensation
The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. In addition, compensation expense for performance-based awards with performance conditions is recorded over the related service period when achievement of the performance targets is deemed probable, which requires management judgment.
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
Our foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2025, we have hedge instruments, primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Korean Won, and U.S. Dollar/Japanese Yen currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instruments' maturity dates. The table below provides information about our foreign currency forward exchange agreements for the currencies listed above and presents the notional amounts and weighted average exchange rates by contractual maturity dates:

		Fiscal year ending March 31,						Fair Value as of
(In thousands)		2026	2027	2028	2029	2030 and thereafter	Total	March 31, 2025	March 31, 2024
On-Balance Sheet Financial Instruments
USD Functional Currency
EUR	Notional	$201,615	$112,327	$—	$—	$—	$313,942	$(3,384)	$668
	Weighted Average Exchange Rate	1.09	1.08				1.09
GBP	Notional	281,402	115,102	—	—	—	396,504	(3,800)	(3,721)
	Weighted Average Exchange Rate	1.28	1.26				1.27
JPY	Notional	25,191	12,413	—	—	—	37,604	777	2,705
	Weighted Average Exchange Rate	0.01	0.01				0.01
CNY Functional Currency
USD	Notional	84,249	—	—	—	—	84,249	2,295	3,158
	Weighted Average Exchange Rate	6.96					6.96
CAD Functional Currency
USD	Notional	86,105	68,978	—	—	—	155,083	3,307	1,299
	Weighted Average Exchange Rate	1.36	1.39				1.37
MXN Functional Currency
USD	Notional	74,244	34,803	—	—	—	109,047	1,297	(10,452)
	Weighted Average Exchange Rate	19.58	21.75				20.27
KRW Functional Currency
USD	Notional	17,200	—	—	—	—	17,200	1,212	1,740
	Weighted Average Exchange Rate	1,296.24					1,296.24
We currently generate a majority of our consolidated net revenues in the United States, and the reporting currency for our Consolidated Financial Statements is the U.S. dollar. As our net revenues and expenses generated outside of the United States increase, our results of operations could be adversely impacted by changes in foreign currency exchange rates. For example, as we recognize foreign revenues in local foreign currencies and if the U.S. dollar strengthens, it could have a negative impact on our foreign revenues upon translation of those results into the U.S. dollar upon consolidation of our financial statements. In addition, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases, investments in U.S. dollar denominated available-for-sale debt securities, and certain other intercompany transactions. As of March 31, 2025, the aggregate notional value of our outstanding cash flow hedges was $1.1 billion, with contract maturities ranging from one to twenty-four months.
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
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. One of the criteria for this accounting treatment is the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of the anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income (loss) to Other income (expense), net during the period in which the decrease occurs.
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
Credit Risk
We are exposed to credit risk primarily on our accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by our customer base. We believe that our allowance for doubtful accounts is sufficient to cover customer credit risks as of March 31, 2025. Refer to Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion of our accounting policies.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Under Armour, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Under Armour, Inc. and its subsidiaries (the "Company") as of March 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended March 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended March 31, 2025 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March, 31 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over the review and execution of certain balance sheet account reconciliations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s total net revenue was $5.2 billion for the year ended March 31, 2025. Revenue is recognized when the Company satisfies its performance obligations by transferring control of promised products or services to the customer, which occurs either at a point in time or over time, depending on when the customer obtains the ability to direct the use of and obtain substantially all of the remaining benefits from the products or services. The amount of revenue recognized considers terms of sale that create variability in the amount of consideration that the Company ultimately expects to be entitled to in exchange for the products or services and is subject to an overall constraint that a significant revenue reversal will not occur in future periods.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures relating to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue once control passes to the customer. These procedures also included, among others, (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts; (ii) testing the completeness and accuracy of a sample of sales incentive transactions by obtaining and inspecting source documents, such as support for the nature of the incentive, amount, and agreement with the customer, and (iii) testing a sample of outstanding customer invoice balances as of March 31, 2025 by obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
May 22, 2025

We have served as the Company's auditor since 2003.

Under Armour, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2025	March 31, 2024
Assets
Current assets
Cash and cash equivalents	$501,361	$858,691
Accounts receivable, net (Note 3)	675,822	757,339
Inventories	945,836	958,495
Prepaid expenses and other current assets, net	206,078	289,157
Total current assets	2,329,097	2,863,682
Property and equipment, net (Note 4)	645,147	664,503
Operating lease right-of-use assets (Note 5)	384,341	434,699
Goodwill (Note 6)	487,632	478,302
Intangible assets, net (Note 7)	5,224	7,000
Deferred income taxes (Note 18)	286,160	221,033
Other long-term assets	163,270	91,515
Total assets	$4,300,871	$4,760,734
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 9)	$—	$80,919
Accounts payable	429,944	483,731
Accrued expenses	348,747	287,853
Customer refund liabilities (Note 12)	146,021	139,283
Operating lease liabilities (Note 5)	130,050	139,331
Other current liabilities	54,381	34,344
Total current liabilities	1,109,143	1,165,461
Long-term debt, net of current maturities (Note 9)	595,125	594,873
Operating lease liabilities, non-current (Note 5)	574,277	627,665
Other long-term liabilities	132,048	219,449
Total liabilities	2,410,593	2,607,448
Stockholders' equity (Note 11)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2025 and March 31, 2024; 188,822,726 shares issued and outstanding as of March 31, 2025 (March 31, 2024: 188,802,043)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of March 31, 2025 and March 31, 2024	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of March 31, 2025 and March 31, 2024; 202,720,745 shares issued and outstanding as of March 31, 2025 (March 31, 2024: 212,711,353)	67	70
Additional paid-in capital	1,237,798	1,181,854
Retained earnings	746,277	1,048,411
Accumulated other comprehensive income (loss)	(93,938)	(77,123)
Total stockholders' equity	1,890,278	2,153,286
Total liabilities and stockholders' equity	$4,300,871	$4,760,734
Commitments and Contingencies (Note 10)
Related Party Transactions (Note 21)

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended March 31,
	2025	2024	2023
Net revenues (Note 12)	$5,164,310	$5,701,879	$5,903,165
Cost of goods sold	2,689,566	3,071,626	3,259,334
Gross profit	2,474,744	2,630,253	2,643,831
Selling, general and administrative expenses	2,601,991	2,400,502	2,380,245
Restructuring charges (Note 13)	57,969	—	—
Income (loss) from operations	(185,216)	229,751	263,586
Interest income (expense), net	(6,115)	268	(12,826)
Other income (expense), net	(13,431)	32,055	17,096
Income (loss) before income taxes	(204,762)	262,074	267,856
Income tax expense (benefit) (Note 18)	(2,890)	30,006	(108,645)
Income (loss) from equity method investments	605	(26)	(2,042)
Net income (loss)	$(201,267)	$232,042	$374,459

Basic net income (loss) per share of Class A, B and C common stock (Note 19)	$(0.47)	$0.53	$0.83
Diluted net income (loss) per share of Class A, B and C common stock (Note 19)	$(0.47)	$0.52	$0.81

Weighted average common shares outstanding Class A, B and C common stock
Basic	432,245	440,324	451,426
Diluted	432,245	451,011	461,509
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended March 31,
	2025	2024	2023
Net income (loss)	$(201,267)	$232,042	$374,459
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,618)	3,413	(10,402)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(5,819), $1,802 and $6,241 for the years ended March 31, 2025, 2024 and 2023, respectively.	11,943	(4,043)	1,473
Gain (loss) on intra-entity foreign currency transactions	(140)	(8,651)	(18,827)
Total other comprehensive income (loss)	(16,815)	(9,281)	(27,756)
Comprehensive income (loss)	$(218,082)	$222,761	$346,703
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	188,669	$63	34,450	$11	238,472	$79	$1,046,961	$701,980	$(40,086)	$1,709,008
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(549)	—	—	(5,151)	—	(5,151)
Class C Common Stock repurchased	—	—	—	—	(18,725)	(6)	48,988	(173,982)	—	(125,000)
Issuance of Class A Common Stock, net of forfeitures	36	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,149	—	3,776	—	—	3,776
Stock-based compensation expense	—	—	—	—	—	—	36,811	—	—	36,811
Comprehensive income (loss)	—	—	—	—	—	—	—	374,459	(27,756)	346,703
Balance as of March 31, 2023	188,705	$63	34,450	$11	221,347	$73	$1,136,536	$897,306	$(67,842)	$1,966,147
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(807)	—	—	(6,163)	—	(6,163)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(650)	—	—	(650)
Class C Common Stock repurchased	—	—	—	—	(10,685)	(3)	(223)	(74,774)	—	(75,000)
Issuance of Class A Common Stock, net of forfeitures	97	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	2,856	—	3,193	—	—	3,193
Stock-based compensation expense	—	—	—	—	—	—	42,998	—	—	42,998
Comprehensive income (loss)	—	—	—	—	—	—	—	232,042	(9,281)	222,761
Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,425)	—	—	(9,686)	—	(9,686)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(708)	—	—	(708)
Class C Common Stock repurchased	—	—	—	—	(12,776)	(4)	1,185	(91,181)	—	(90,000)
Issuance of Class A Common Stock, net of forfeitures	21	—	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	4,211	1	2,493	—	—	2,494
Stock-based compensation expense	—	—	—	—	—	—	52,974	—	—	52,974
Comprehensive income (loss)	—	—	—	—	—	—	—	(201,267)	(16,815)	(218,082)
Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278

See accompanying notes.

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(201,267)	$232,042	$374,459
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	135,804	142,590	135,456
Unrealized foreign currency exchange rate (gain) loss	(14,636)	16,080	(8,463)
Loss on disposal of property and equipment	6,373	1,623	2,616
Non-cash restructuring and impairment charges	53,765	6,179	1,959
Amortization of bond premium and debt issuance costs	2,319	2,034	2,192
Stock-based compensation	52,974	42,998	36,811
Deferred income taxes	(61,794)	(23,693)	(153,143)
Changes in reserves and allowances	4,409	13,612	11,696
Changes in operating assets and liabilities:
Accounts receivable	79,981	(3,906)	(60,910)
Inventories	10,941	216,484	(368,992)
Prepaid expenses and other assets	13,116	(29,060)	(37,907)
Other non-current assets	(41,777)	34,920	(60,944)
Accounts payable	(58,465)	(197,887)	76,280
Accrued expenses and other liabilities	(62,675)	(18,267)	(9,388)
Customer refund liabilities	6,805	(21,427)	851
Income taxes payable and receivable	14,808	(60,352)	17,541
Net cash provided by (used in) operating activities	(59,319)	353,970	(39,886)
Cash flows from investing activities
Purchases of property and equipment	(168,684)	(150,333)	(158,066)
Sale of MyFitnessPal platform	50,000	45,000	35,000
Sale of MapMyFitness platform	8,000	—	—
Purchase of UNLESS COLLECTIVE, Inc, net of cash acquired	(8,120)	—	—
Purchase of equity method investment in ISC Sport	(7,546)	—	—
Net cash provided by (used in) investing activities	(126,350)	(105,333)	(123,066)
Cash flows from financing activities
Common stock repurchased	(90,000)	(75,000)	(125,000)
Repayment of long-term debt	(80,919)	—	—
Employee taxes paid for shares withheld for income taxes	(9,686)	(6,163)	(5,151)
Excise tax paid on repurchases of common stock	(628)	—	—
Proceeds from exercise of stock options and other stock issuances	2,494	3,193	3,776
Payments of debt financing costs	(2,067)	(720)	—
Net cash provided by (used in) financing activities	(180,806)	(78,690)	(126,375)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,609	(19,775)	(5,315)
Net increase (decrease) in cash, cash equivalents and restricted cash	(361,866)	150,172	(294,642)
Cash, cash equivalents and restricted cash
Beginning of period	876,917	726,745	1,021,387
End of period	$515,051	$876,917	$726,745

Non-cash investing and financing activities
Change in accrual for property and equipment	$11,324	$(5,597)	$7,581
Other supplemental information
Cash paid (received) for income taxes, net of refunds	$28,917	$83,133	$28,542
Cash paid (received) for interest, net of capitalized interest	$10,545	$4,428	$19,218

Under Armour, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

Reconciliation of cash, cash equivalents and restricted cash	March 31, 2025	March 31, 2024	March 31, 2023
Cash and cash equivalents	$501,361	$858,691	$710,929
Restricted cash	13,690	18,226	15,816
Total cash, cash equivalents and restricted cash	$515,051	$876,917	$726,745
See accompanying notes.

Under Armour, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Under Armour, Inc. (together with its wholly owned subsidiaries, the "Company") is a developer, marketer and distributor of branded athletic performance apparel, footwear and accessories. The Company creates products engineered to make athletes better with a vision to inspire athletes with innovative performance and design solutions they can't live without. The Company's products are made, sold and worn worldwide.
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
As the impacts of major global events, including recent and potential changes in global trade policy, continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Refer to the risk factors discussed in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents and Restricted Cash
In accordance with ASC Topic 305 "Cash and Cash Equivalents," the Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. The Company's restricted cash is reserved for cash collateral held for standby letters of credit and payments related to claims for its captive insurance program, which is included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
Concentration of Credit Risk
Financial instruments that subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The majority of the Company's accounts receivable is due from large wholesale customers. As of March 31, 2025 and March 31, 2024, no single customer accounted for more than 10% of the Company's accounts receivable balance.

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
The allowance for doubtful accounts, which is recorded within accounts receivable, net on the Company's Consolidated Balance Sheets, is based on the Company's assessment of the collectability of customer accounts receivable. In accordance with ASC Topic 326 "Financial Instruments - Credit Losses," the Company makes ongoing estimates relating to the collectability of accounts receivable and records an allowance for estimated losses expected from the inability of its customers to make required payments. The Company establishes expected credit losses by evaluating historical levels of credit losses, current economic conditions that may affect a customer's ability to pay, and creditworthiness of significant customers. These inputs are used to determine a range of expected credit losses and an allowance is recorded within the range. Accounts receivable are written off when there is no reasonable expectation of recovery.
Inventories
Inventories consist primarily of finished goods. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight, duties, tariffs and other costs. In accordance with ASC Topic 330 "Inventory," the Company values its inventory at standard cost, which approximates the first-in, first-out method of cost determination. Net realizable value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.
Property and Equipment
In accordance with ASC Topic 360 "Property, Plant and Equipment," property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company includes the cost associated with software customized for internal use within Property and Equipment on the Company's Consolidated Balance Sheets. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Furniture, fixtures and displays, office equipment, software and plant equipment (1)	3 to 10
Buildings and building improvements	10 to 40
Leasehold and tenant improvements	Shorter of the remaining lease term or related asset life
(1) The cost of in-store apparel and footwear fixtures and displays are capitalized as part of "furniture, fixtures and displays", and depreciated over three years.

The Company periodically reviews its assets' estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.
The Company capitalizes the cost of interest for long term property and equipment projects based on the Company's weighted average borrowing rates in place while the projects are in progress. Capitalized interest was $7.0 million as of March 31, 2025 (March 31, 2024: $6.0 million).

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
In accordance with ASC Topic 842 "Leases," the Company accounts for a contract as a lease when it has the right to direct the use of the asset for a period of time while obtaining substantially all of the asset's economic benefits. The Company determines the initial classification and measurement of its right-of-use ("ROU") assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company's right to control the underlying assets under lease, over the contractual term. ROU assets and lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of future minimum lease payments to be made over the lease term. ROU assets and lease liabilities are established on the Company's Consolidated Balance Sheets for leases with an expected term greater than one year. ROU assets and lease liabilities are not recognized for leases with an expected term less than one year ("short-term lease") and the lease expense is recognized on a straight-line basis over the lease term.
As the rate implicit in a lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The Company calculates the incremental borrowing rate based on the current market yield curve and adjusts for foreign currency impacts for international leases.
Fixed lease costs are included in the recognition of ROU assets and lease liabilities. Variable lease costs are not included in the measurement of the lease liability. Variable lease payments are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. Variable lease costs primarily consist of lease payments dependent on sales in Brand and Factory House stores and other non-lease components payable to the lessor, including common area maintenance and real estate taxes. The Company has elected to combine lease and non-lease components in the determination of lease costs for its leases. The lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain to exercise those options.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are recorded at their estimated fair values at the date of acquisition and are allocated to the reporting units that are expected to receive the related benefits. Goodwill and indefinite-lived intangible assets are not amortized and, in accordance with ASC Topic 350-20 "Goodwill," are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company performs its annual impairment testing in the fourth quarter of each fiscal year.
In conducting an annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying amount. If factors indicate that is the case, or if the Company chooses to bypass the qualitative assessment, the Company performs a quantitative impairment test. The Company compares the fair value of the reporting unit or indefinite-live intangible asset with its carrying amount. If the carrying amount of a reporting unit or indefinite-lived intangible asset exceeds its fair value, the goodwill of the reporting unit or the indefinite-lived intangible asset is impaired to the extent that the carrying value exceeds the fair value.
No goodwill impairments were recorded during Fiscal 2025, Fiscal 2024 or Fiscal 2023. No indefinite-lived intangible impairments were recorded during Fiscal 2025 or Fiscal 2023. During Fiscal 2024, the Company recorded an indefinite-lived intangible asset impairment charge of $0.6 million within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The indefinite lived intangible asset impairment charge for Fiscal 2024 is included within the Company's Latin America operating segment.

Long Lived and Definite-Lived Intangible Assets
The Company continually evaluates long-lived assets and definite-lived intangible assets and whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.
During Fiscal 2025, the Company performed an impairment analysis on its long-lived assets, including retail stores at an individual store level, and determined that certain long-lived assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company estimated the fair values of these long-lived assets based on their discounted cash flows or market rent assessments and compared these estimated fair values to the net carrying values. As a result, the Company recorded $8.8 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2025 are included within the Company's operating segments as follows: $4.8 million recorded in North America, $2.7 million recorded in EMEA and $1.2 million recorded in Asia-Pacific.
The Company also recognized an impairment charge of $28.4 million during Fiscal 2025 as a result of vacating its former global headquarters, which was recorded within selling, general and administrative expenses on the Consolidated Statements of Operations. Further, the Company recorded impairment charges of $8.6 million during Fiscal 2025, in connection with the 2025 restructuring plan, which was recorded within restructuring charges on the Consolidated Statements of Operations. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.
During Fiscal 2024, the Company recorded $5.6 million of long-lived asset impairment charges within selling, general and administrative expenses on the Consolidated Statements of Operations and as a reduction to the related asset balances on the Consolidated Balance Sheets. The long-lived asset impairment charges for Fiscal 2024 are included within the Company's operating segments as follows: $1.7 million recorded in North America, $3.6 million recorded in EMEA and $0.3 million recorded in Asia-Pacific.
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
Accrued Expenses
Accrued expenses consisted of the following:

	As of March 31, 2025	As of March 31, 2024
Accrued compensation and benefits	$108,202	$68,149
Accrued marketing	49,395	35,233
Accrued royalties	6,708	12,579
Accrued taxes	26,308	22,162
Forward currency contract liabilities	7,831	18,242
Other	150,303	131,488
Total Accrued Expenses	$348,747	$287,853
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers." Net revenues primarily consist of net sales of apparel, footwear and accessories, license revenues and revenues from digital subscriptions, advertising and other digital business.
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
Revenue transactions associated with the sale of apparel, footwear, and accessories comprise a single performance obligation, which consists of the sale of products to customers either through wholesale or direct-to-consumer channels. The Company satisfies the performance obligation and records revenues when transfer of control has passed to the customer, based on the terms of sale. In the Company's wholesale channel, transfer of control is based upon shipment under free on board shipping point for most goods or upon receipt by the customer depending on the country of the sale and the agreement with the customer. The Company may also ship product directly from its supplier to wholesale customers and recognize revenue when the product is delivered to and accepted by the customer. In the Company's direct-to-consumer channel, transfer of control takes place at the point of sale for Brand and Factory House customers and upon shipment to substantially all e-commerce customers. Payment terms for wholesale transactions are established in accordance with local and industry practices. Payment is generally required within 30 to 60 days of shipment to or receipt by the wholesale customer in the United States, and generally within 60 to 90 days of shipment to or receipt by the wholesale customer internationally. From time to time, based on market circumstances, the Company does grant certain customers with longer than average payment terms. Payment is generally due at the time of sale for direct-to-consumer transactions.
Gift cards
Gift cards issued to customers by the Company are recorded as contract liabilities until they are redeemed, at which point revenue is recognized. The Company's process for estimating revenue recognized for gift card balances not expected to be redeemed (“breakage”) is based on historical gift card redemption data. The Company determined that substantially all of its gift cards are redeemed within 24 months of issuance, and after 24 months the likelihood of a gift card being redeemed is remote. Therefore, to the extent that it does not have a legal obligation to remit the value of such unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property, the Company recognizes gift card breakage at that time when the likelihood of the gift card being redeemed is remote, which the Company has determined to be 24 months following its issuance.
Loyalty Program
The Company offers customer loyalty programs in which customers earn points based on purchases and other promotional activities that can be redeemed for discounts on future purchases or other rewards. A contract liability is estimated based on the standalone selling price of benefits earned by customers through the programs and the related redemption experience under the programs, net of estimated breakage. The value of each point earned is recorded as contract liabilities and is included within accrued expenses on the Consolidated Balance Sheets.
Licensing Arrangements
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
Digital Subscriptions
Revenue from digital subscriptions is recognized on a gross basis and is recognized over the term of the subscription. The Company receives payments in advance of revenue recognition for subscriptions and these payments are recorded as contract liabilities in the Company's Consolidated Balance Sheets. Commissions related to subscription revenue are capitalized and recognized over the subscription period, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Revenue from digital advertising is recognized as the Company satisfies performance obligations pursuant to customer insertion orders. The MapMyFitness digital platform was sold during the second quarter of Fiscal 2025.

Customer returns, allowances, markdowns, and discounts
The Company records reductions to revenue for estimated customer returns, allowances, markdowns, and discounts. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by the Company. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company's estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to net sales in the period in which it makes such a determination. Provisions for customer specific discounts are based on negotiated arrangements with certain major customers. Reserves for returns, allowances, markdowns, and discounts are included within customer refund liability and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.
Other Policy Elections
The Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than an additional promised service. Additionally, prior to the sale of the MapMyFitness digital platform during the second quarter of Fiscal 2025, the Company elected not to disclose certain information related to unsatisfied performance obligations for subscriptions to the platform, as they had an original expected length of one year or less.
Shipping and Handling Costs
The Company charges customers shipping and handling fees based on contractual terms, which are recorded in net revenues. The Company incurs freight costs associated with shipping goods to customers. These costs are recorded as a component of cost of goods sold.
The Company also incurs outbound handling costs associated with preparing goods to ship to customers and certain costs to operate the Company's distribution facilities. These costs are recorded as a component of selling, general and administrative expenses. For Fiscal 2025, these costs totaled $78.0 million (Fiscal 2024: $79.8 million; Fiscal 2023: $79.5 million).
Marketing and Advertising Costs
Marketing and advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, marketing and advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and the payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. Marketing and advertising costs, including amortization of in-store marketing fixtures and displays, was $549.9 million for Fiscal 2025 (Fiscal 2024: $568.5 million; Fiscal 2023: $620.3 million). As of March 31, 2025, prepaid marketing and advertising costs were $23.8 million (March 31, 2024: $16.9 million).
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
Each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2025, for the Company's U.S. federal interest expense carryforwards, the majority of the U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.
Earnings per Share
Basic earnings per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Any stock-based compensation awards that are determined to be participating securities, which are stock-based compensation awards that entitle the holders to receive dividends prior to vesting, are included in the calculation of basic earnings per share using the two class method. Diluted earnings per common share is computed by dividing net income available to common stockholders for the period by the diluted weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, warrants, restricted stock units, other equity awards and, prior to their maturity, the Company's 1.50% convertible senior notes due 2024. Refer to Note 19 of these Consolidated Financial Statements for a further discussion of earnings per share.
Business combinations
Business combinations are accounted for under the acquisition method, in accordance with ASC Topic 805 “Business Combinations,” by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Acquired goodwill is measured as the excess of consideration transferred over the net of the acquisition date fair value of assets acquired and liabilities assumed. During the measurement period, which is up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill.
On August 8, 2024, the Company acquired 100% of the outstanding equity of UNLESS COLLECTIVE, INC (UNLESS), a zero-plastic regenerative fashion brand, based in Portland, Oregon. Total consideration was $10.3 million, consisting of $9.8 million paid in cash and $0.5 million currently held back and unpaid in accordance with the merger agreement. The results of operations of UNLESS have been consolidated with those of the Company beginning on August 8, 2024, and are included in the Company's North America segment. The acquisition did not have a material impact on revenues or net income for Fiscal 2025.
Equity Method Investment
The Company holds common stock investments in certain entities which it has the ability to exercise significant influence but not control over. These investments are accounted for under the equity method. The Company records its allocable share of income or loss within income (loss) from equity method investment on the Consolidated Statements of Operations and as an adjustment to the invested balance within other long-term assets on the Consolidated Balance Sheets. Equity method investments are reviewed for impairment when events or circumstances indicate the investment may be other than temporarily impaired.
The following is a summary of the Company’s equity method investments:
•In November 2024, the Company invested $7.5 million in exchange for 29.5% common stock ownership in ISC Sport (ISC), an Australian custom teamwear company. For Fiscal 2025, the Company recorded its allocable share of ISC's net income of $0.2 million. As of March 31, 2025, the carrying value of the Company's investment in ISC was $7.3 million.
•The Company has a common stock investment of 29.5% in its Japanese licensee. As of March 31, 2025 and 2024, there was no carrying value associated with this investment and therefore the Company did not record its allocable share of the Japanese licensee's net loss for Fiscal 2025. During Fiscal 2024 and Fiscal 2023, respectively, the Company recorded $(0.3) million and $(2.5) million of its allocable share of the Japanese licensee's net loss.
In connection with the license agreement with the Japanese licensee, the Company recorded license revenues of $26.4 million for Fiscal 2025 (Fiscal 2024: $34.8 million; Fiscal 2023: $36.8 million). As of

March 31, 2025, the Company had $13.7 million in licensing receivables outstanding, recorded in the prepaid expenses and other current assets line item within the Company's Consolidated Balance Sheets (March 31, 2024: $13.9 million).
•As part of the Company's acquisition of Triple Pte. Ltd., the Company assumed 49.5% of common stock ownership in UA Sports (Thailand) Co., Ltd. ("UA Sports Thailand"). For Fiscal 2025, the Company recorded its allocable share of UA Sports Thailand's net income of $0.4 million (Fiscal 2024: $0.3 million; Fiscal 2023: $0.8 million). As of March 31, 2025, the carrying value of the Company's investment in UA Sports Thailand was $5.3 million (March 31, 2024: $4.7 million).
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 "Compensation - Stock Compensation," which requires all stock-based compensation awards granted to be measured at fair value and recognized as an expense in the financial statements over the service period. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as operating cash flows.
The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock option awards. The Company uses the "simplified method" to estimate the expected life of options, as permitted by accounting guidance. The "simplified method" calculates the expected life of a stock option equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average. Compensation expense is recognized net of forfeitures on a straight-line basis over the total vesting period, which is the implied requisite service period.
The Company uses the Monte Carlo pricing model to estimate the fair value of performance-based awards with market conditions. Compensation expense for performance-based awards with market conditions is recorded on a straight-line basis over the vesting period.
The Company uses grant date fair value for other awards, including time-based award and performance-based awards with performance conditions. Compensation expense for time-based awards is recorded over the vesting period and performance-based awards with performance conditions is recorded over the implied requisite service period when achievement of the performance target is deemed probable.
The Company issues new shares of Class A Common Stock and Class C Common Stock upon exercise of stock options, grant of restricted stock or share unit conversion. Refer to Note 15 of these Consolidated Financial Statements for further details on stock-based compensation.
Fair Value of Financial Instruments
The Company assesses fair value in accordance with ASC 820 “Fair Value Measurement" is defined as the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses the fair value hierarchy, which establishes three levels based on the objectivity of the inputs as follows:

Level 1:	Observable inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2:	Inputs, other than quoted prices in active markets included within level 1, that are directly or indirectly observable.

Level 3:	Unobservable inputs for which there is little or no market data and which require the reporting entity to develop its own assumptions.
The carrying amounts shown for the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the Company's long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company. The fair value of a foreign currency contract is based on the net difference between the U.S. dollars to be received or paid at the contracts' settlement date and the U.S. dollar value of the foreign currency to be sold or purchased at the current exchange rate. The fair value of an interest rate swap contract is based on the net difference between the fixed interest to be paid and variable interest to be received over the term of the contract based on current market rates.

Derivatives and Hedging Activities
The Company uses derivative financial instruments in the form of foreign currency and interest rate swap contracts to minimize the risk associated with foreign currency exchange rate and interest rate fluctuations. The Company accounts for derivative financial instruments in accordance with ASC Topic 815 "Derivatives and Hedging." This guidance establishes accounting and reporting standards for derivative financial instruments and requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Unrealized derivative gain positions are recorded as other current assets or other long term assets, and unrealized derivative loss positions are recorded as other current liabilities or other long term liabilities, depending on the derivative financial instrument's maturity date.
For contracts designated as cash flow hedges, changes in fair value are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. One of the criteria for this accounting treatment is the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, the Company's estimates of the anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time, the Company is required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income (loss) to Other income (expense), net during the period in which the decrease occurs. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Foreign Currency Translation and Transactions
The functional currency for each of the Company's wholly owned foreign subsidiaries is generally the applicable local currency. In accordance with ASC Topic 830 "Foreign Currency Matters," the translation of foreign currencies into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions, primarily driven by intercompany transactions, denominated in a currency other than the functional currency are included in Other income (expense), net on the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standard Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The following ASUs were recently adopted:
Supplier Finance Programs
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50)" ("ASU 2022-04") which requires entities to disclose the key terms of supplier finance programs used in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The Company adopted ASU 2022-04 during Fiscal 2024. All disclosure requirements were applied on a retrospective basis as of April 1, 2023, except for the amendments relating to the rollforward requirement, which has been applied on a prospective basis as of April 1, 2024. The adoption did not have a material impact on the Company's Consolidated Financial Statements. Refer to Note 8 of these Consolidated Financial Statements for a discussion of the Company's supply chain finance program.
Reportable Segments
In November 2023, the FASB issued ASU 2023-07 "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosures about an entity’s reportable segments, including more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how an entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted ASU 2023-07 during Fiscal 2025 on a retrospective basis and applied to all periods presented. The adoption expanded its disclosures, but did not impact its consolidated financial statements. Refer to Note 20 of these Consolidated Financial Statements for a discussion of the Company's reportable segments.

Recently Issued Accounting Pronouncements
The Company assessed all recently issued ASUs and, other than those described below, determined them to be either not applicable or expected to have no material impact on its Consolidated Financial Statements and related disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" ("ASU 2024-03"), which will require disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its consolidated financial statements and related disclosures.
Income Tax
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and should be adopted on a prospective basis. Early adoption is permitted. The Company will adopt the annual disclosure requirements of ASU 2023-09 in Fiscal 2026. The adoption is expected to expand its disclosures, but is not expected to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's allowance for doubtful accounts was established with information available as of March 31, 2025, including reasonable and supportable estimates of future risk. The following table illustrates the activity in the Company's allowance for doubtful accounts, recorded within accounts receivable, net:

Allowance for doubtful accounts
Balance as of March 31, 2023	$10,813
Increase (decrease) to expense, net	6,061
Write-offs, net of recoveries	(1,880)
Balance as of March 31, 2024	14,994
Increase (decrease) to expense, net	4,136
Write-offs, net of recoveries	(2,110)
Balance as of March 31, 2025	$17,020

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	As of March 31, 2025	As of March 31, 2024
Leasehold and tenant improvements	$457,419	$495,181
Furniture, fixtures and displays	307,258	301,897
Buildings and building improvements	271,888	68,230
Software	282,478	350,811
Office equipment	141,684	139,223
Plant equipment	190,169	178,316
Land	74,460	82,410
Construction in progress (1)	24,176	175,960
Other	19,391	28,910
Subtotal property and equipment	1,768,923	1,820,938
Accumulated depreciation	(1,123,776)	(1,156,435)
Property and equipment, net	$645,147	$664,503
(1) Construction in progress primarily includes costs incurred for construction of corporate offices, leasehold improvements and in-store fixtures and displays not yet placed in use.

During Fiscal 2025, the Company relocated to its new global headquarters. As a result of vacating its former global headquarters, the Company performed an impairment analysis and recognized an impairment charge of $28.4 million within selling, general and administrative expenses on the Consolidated Statements of Operations to reduce the carrying value to its estimated fair value. Additionally, the property and equipment associated with the new global headquarters, which had been previously classified as construction in progress, were placed into service.
Depreciation expense related to property and equipment for Fiscal 2025 was $134.3 million (Fiscal 2024: $136.6 million; Fiscal 2023: $133.6 million).

NOTE 5. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038. Short-term lease payments were not material for the periods presented.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. Operating and variable lease costs are included on the Company's Consolidated Statements of Operations within (i) Selling, general and administrative expenses, (ii) Restructuring charges, for certain operating and variable lease costs relating to restructured facilities; and (iii) Other income (expense), for certain operating and variable lease costs relating to lease assets held solely for sublet purposes. The following table presents total operating and variable lease costs for the periods indicated:

	Year Ended March 31,
	2025	2024	2023
Operating lease costs	$162,125	$151,035	$141,025
Variable lease costs	$89,964	$82,389	$78,529
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income was $9.4 million for Fiscal 2025. Sublease income for Fiscal 2024 and Fiscal 2023 was not material.

The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of March 31, 2025	As of March 31, 2024
Weighted average remaining lease term (in years)	7.13	7.62
Weighted average discount rate	4.88%	4.95%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Year Ended March 31,
	2025	2024	2023
Operating cash outflows from operating leases	$183,862	$180,319	$167,774
Leased assets obtained in exchange for new operating lease liabilities	$78,544	$57,962	$181,080
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of March 31, 2025:

Fiscal year ending March 31,
2026	$158,725
2027	140,452
2028	120,318
2029	81,605
2030	64,634
2031 and thereafter	259,727
Total lease payments	$825,461
Less: Interest	121,134
Total present value of lease liabilities	$704,327
As of March 31, 2025, the Company has additional operating lease obligations that have not yet commenced of approximately $58.8 million, which are not reflected in the table above.

NOTE 6. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2023	$301,371	$101,096	$79,525	$481,992
Effect of currency translation adjustment	—	862	(4,552)	(3,690)
Balance as of March 31, 2024	$301,371	$101,958	$74,973	$478,302
Purchase of UNLESS COLLECTIVE, Inc (1)	8,116	—	—	8,116
Effect of currency translation adjustment	—	1,097	117	1,214
Balance as of March 31, 2025	$309,487	$103,055	$75,090	$487,632
(1) Includes a measurement period adjustment of $1.7 million which reduced goodwill during the fourth quarter of Fiscal 2025. The goodwill acquired from the purchase of UNLESS is not expected to be deductible for tax purposes.

NOTE 7. INTANGIBLE ASSETS, NET
The following tables summarize the Company's intangible assets as of the periods indicated:

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,635	$(7,105)	$1,530
Lease-related intangible assets	1-15	1,535	(1,491)	44
Total		$10,170	$(8,596)	$1,574
Indefinite-lived intangible assets				3,650
Intangible assets, net				$5,224

	Useful Lives from Date of Acquisitions (in years)	As of March 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	2-6	$8,609	$(5,708)	$2,901
Lease-related intangible assets	1-15	1,756	(1,677)	79
Total		$10,365	$(7,385)	$2,980
Indefinite-lived intangible assets				4,020
Intangible assets, net				$7,000
Amortization expense, which is included in selling, general and administrative expenses, was $1.4 million for Fiscal 2025 (Fiscal 2024: $1.5 million; Fiscal 2023: $1.9 million). The following table summarizes the estimated future amortization expense for the Company's intangible assets as of March 31, 2025:

Fiscal year ending March 31,
2026	$1,565
2027	9
2028 and thereafter	—
Total amortization expense of intangible assets	$1,574

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
The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. As such, the outstanding payment obligations under the Company’s supply chain financing program are included within Accounts Payable in the Consolidated Balance Sheets and within operating activities in the Consolidated Statement of Cash Flows. The following table illustrates the activity and the outstanding payment obligations under the Company's program.

Total Payment Obligations
Balance as of March 31, 2024	$159,381
Invoices confirmed during the period	939,443
Confirmed invoices paid during the period	(955,043)
Balance as of March 31, 2025	$143,781

NOTE 9. CREDIT FACILITY AND OTHER LONG-TERM DEBT
The Company's outstanding debt consisted of the following:

	As of March 31, 2025	As of March 31, 2024
1.50% Convertible Senior Notes due 2024	$—	$80,919
3.25% Senior Notes due 2026	600,000	600,000
Total principal payments due	600,000	680,919

Unamortized debt discount on Senior Notes	(307)	(560)
Unamortized debt issuance costs - Convertible Senior Notes	—	(16)
Unamortized debt issuance costs - Senior Notes	(651)	(1,189)
Unamortized debt issuance costs - Credit facility	(3,917)	(3,362)
Total amount outstanding	595,125	675,792
Less:
Current portion of long-term debt:
1.50% Convertible Senior Notes due 2024	—	80,919

Non-current portion of long-term debt	$595,125	$594,873
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In March 2025, the Company entered into the sixth amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments comprised of two tranches: (i) one tranche of $50 million that has a term that ends on December 3, 2026, and (ii) a second tranche of $1.05 billion that has a term that ends on December 3, 2028, in each case with permitted extensions under certain circumstances. As of March 31, 2025 and March 31, 2024, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to $300.0 million in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of March 31, 2025, $45.7 million of letters of credit were outstanding (March 31, 2024: $4.2 million).
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
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2024, the Company entered into an amendment to the credit agreement to exclude from the definition of consolidated EBITDA certain charges related to the settlement of the Company's Class Action Securities litigation described in Note 10 of these Consolidated Financial Statements. The Company was in compliance with the applicable covenants as of March 31, 2025.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
The amended credit agreement implemented SOFR as the replacement for LIBOR as a benchmark interest rate for U.S. dollar borrowings (and analogous benchmark rate replacements for borrowings in Yen, Pound Sterling and Euro). Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of March 31, 2025, the commitment fee was 17.5 basis points.
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
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $24.6 million for Fiscal 2025 (Fiscal 2024: $22.8 million; Fiscal 2023: $24.1 million).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of March 31, 2025:

Fiscal year ending March 31,
2026	$—
2027	600,000
2028 and thereafter	—
Total scheduled maturities of long-term debt	$600,000
Less: current maturities of long-term debt	—
Long-term debt obligations	$600,000
The Company monitors the financial health and stability of its lenders under the credit and other long-term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Sports Marketing and Other Commitments
Within the normal course of business, the Company enters into contractual commitments in order to promote the Company’s brand and products. These commitments include sponsorship agreements with teams and athletes on the collegiate and professional levels, athletic event sponsorships and other marketing commitments. The following is a schedule of the Company’s future minimum payments under its sponsorship and other marketing agreements as of March 31, 2025:

Fiscal year ending March 31,
2026	$87,218
2027	69,201
2028	57,621
2029	52,969
2030	45,271
2031 and thereafter	117,288
Total future minimum sponsorship and other payments	$429,568
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
Indemnifications
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
Litigation
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
On June 20, 2024, the defendants reached an agreement with the plaintiffs to enter into a settlement resolving the Consolidated Securities Action (the “Securities Action Settlement”). Under the terms of the Securities Action Settlement, the Company paid $434 million to the members of the class, which was funded using balance sheet cash together with $63 million of insurance proceeds. In addition, the Company agreed to two additional, non-

monetary provisions, specifically to continue to separate the roles of Chair and Chief Executive Officer for a period of at least three years beginning on the date that the court order approving the Securities Action Settlement and dismissing the Consolidated Securities Action becomes final and non-appealable (the “Three-Year Period”), and that all restricted stock or restricted stock units granted by the Company to its Chief Executive Officer, Chief Financial Officer and Chief Legal Officer during the Three-Year Period include a performance-based vesting condition to be set by the Human Capital and Compensation Committee of the Company’s Board of Directors. In exchange, the plaintiffs and the Class granted customary releases in favor of Defendants of all of their claims that were or could have been asserted in the Consolidated Securities Action.
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
On March 29, 2019, the State Court granted the Company's and the defendants' motion to stay that case pending the outcome of the Consolidated Securities Action and an earlier-filed derivative action asserting similar claims to those asserted in the Kenney action relating to the Company's purchase of parcels in the Baltimore Peninsula, an area of Baltimore previously referred to as Port Covington (which derivative action has since been dismissed in its entirety).
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
As previously disclosed, the parties in the Consolidated Kenney Derivative Action and the Consolidated Paul Derivative Action described below (together, the “Derivative Actions”) agreed to engage in private mediation in an effort to potentially resolve the claims in the Derivative Actions. On January 18, 2025, the Company and all of the defendants in the Derivative Actions entered into a binding term sheet with plaintiffs containing the material terms of a settlement resolving the Derivative Actions. On May 7, 2025, the parties executed a formal stipulation of settlement memorializing the complete terms of the proposed settlement (the "Settlement Agreement"). Amongst other things, the Settlement Agreement provides that (a) the Company will implement various corporate governance measures for a period of three years from the time that the settlement becomes final and non-appealable; and (b) a payment of $8.9 million, less any award of attorneys’ fees and costs to counsel for the plaintiffs, will be made to the Company on behalf of the defendants and will be funded using insurance proceeds. In exchange, the plaintiffs, the Company, and Under Armour stockholders derivatively on behalf of the Company, will grant customary releases in favor of the defendants of all of claims that were or could have been asserted in the Derivative Actions. On May 7, 2025, the plaintiffs in the Consolidated Kenney Derivative Action filed the Settlement Agreement with the State Court and asked the State Court to set a schedule for briefing and a hearing (the “Settlement Hearing”) in connection with their request for the State Court’s approval of the Settlement Agreement, following a notice and review period for the Company’s stockholders.
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
In February 2024, Paul filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit (the "Fourth Circuit") from the decisions by the District Court on September 27, 2023 and January 9, 2024. Briefing on the appeal was completed as of July 22, 2024, and the appeal remains pending. On February 20, 2025, the parties jointly requested a stay of the appeal pending the outcome of the settlement approval proceedings in the State Court. The Fourth Circuit granted that request on April 10, 2025, and the appeal is currently stayed.
As described above, on May 7, 2025, the parties in the Derivative Actions entered into the Settlement Agreement, which memorializes the terms of a settlement resolving those cases. A summary of the Settlement Agreement and the next steps with respect to the proposed settlement is set forth above.
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
In connection with the matters described above, the Consolidated Securities Action, and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed Securities Action Settlement, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision. The Company opposed the insurance carriers’ motion, and briefing on the motion was completed on May 23, 2024. On December 19, 2024, the District Court granted the insurance carriers’ motion for entry of final judgment with respect to the District Court’s March 26, 2024 decision and stayed further proceedings in the District Court pending the Fourth Circuit’s resolution of the insurance carriers’ appeal with respect to the District Court’s March 26, 2024 decision. On January 16, 2025, the insurance carriers filed a notice of appeal. If the Fourth Circuit reverses the District Court’s decision, the Company may be required to repay the settlement amount funded by the insurance carriers, as well as any defense costs from the Consolidated Securities Action paid by these insurance carriers. $90 million of the insurance proceeds recognized as of March 31, 2025 remains subject to the litigation by the insurance carriers.
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
NOTE 11. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of March 31, 2025. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the

Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of March 31, 2025. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
During the three months ended March 31, 2025, the Company entered into a supplemental confirmation (the "March 2025 ASR Agreement") of an accelerated share repurchase transaction with Truist Bank ("Truist") to repurchase $25.0 million of the Company's Class C Common Stock, and received a total of 4.1 million shares of Class C Common Stock from Truist, which were immediately retired. As a result, $25.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
During Fiscal 2025, pursuant to the March 2025 ASR Agreement and the previously disclosed accelerated share repurchase transactions that the Company entered into in May 2024 and December 2024, the Company repurchased $90 million or 12.8 million shares of Class C Common Stock, which were immediately retired. As a result, $91.2 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of the date of this Annual Report on Form 10-K, the Company has repurchased a total of $90 million or 12.8 million outstanding shares of its Class C Common Stock, leaving approximately $410 million remaining under its current share repurchase program.
During Fiscal 2024 and Fiscal 2023, the Company repurchased and immediately retired 10.7 million and 18.7 million shares of Class C Common Stock, respectively, under the Company's previously approved $500 million share repurchase program which was completed in December 2023. As a result, $74.8 million and $174.0 million was recorded to retained earnings during Fiscal 2024 and Fiscal 2023, respectively, to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.

NOTE 12. REVENUES
The following tables summarize the Company's net revenues by product category and distribution channels:

	Year Ended March 31,
	2025	2024	2023
Apparel	$3,451,414	$3,789,016	$3,871,167
Footwear	1,206,202	1,383,610	1,455,265
Accessories	410,860	405,715	408,521
Net Sales	5,068,476	5,578,341	5,734,953
License revenues	94,590	111,241	116,746
Corporate Other	1,244	12,297	51,466
Total net revenues	$5,164,310	$5,701,879	$5,903,165

	Year Ended March 31,
	2025	2024	2023
Wholesale	$2,978,869	$3,243,187	$3,468,126
Direct-to-consumer	2,089,607	2,335,154	2,266,827
Net Sales	5,068,476	5,578,341	5,734,953
License revenues	94,590	111,241	116,746
Corporate Other	1,244	12,297	51,466
Total net revenues	$5,164,310	$5,701,879	$5,903,165
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

	As of March 31, 2025	As of March 31, 2024
Customer refund liability	$146,021	$139,283
Inventory associated with reserves for sales returns	$33,609	$29,514
Contract Liabilities
Contract liabilities are recorded when a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional, before the transfer of a good or service to the customer, and thus represent the Company's obligation to transfer the good or service to the customer at a future date. The Company's contract liabilities primarily consist of (i) gift cards, which are included in accrued expenses on the Company's Consolidated Balance Sheets, and (ii) points associated with the loyalty programs and payments received in advance of revenue recognition for royalty arrangements, which are included in other current liabilities on the Company's Consolidated Balance Sheets.
The following table summarizes the change in the contract liabilities balance during Fiscal 2025, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2024	$26,322
Revenues deferred	69,176
Revenues recognized (1)	(58,971)
Foreign exchange and other	(2,185)
Balance as of March 31, 2025	$34,342
(1) Includes approximately $8.3 million of revenue from gift cards, breakage, and subscriptions that was previously included in contract liabilities as of March 31, 2024. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 13. RESTRUCTURING AND RELATED CHARGES
On May 15, 2024, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support the Company's financial and operational efficiencies. On September 5, 2024, the Company’s Board of Directors approved a $70 million increase to the 2025 restructuring plan, resulting in an updated restructuring plan of approximately $140 million to $160 million of pre-tax restructuring and related charges, which is expected to be substantially complete by the end of Fiscal 2026.
The Company currently expects the charges to be incurred under the 2025 restructuring plan to include (i) up to $90 million in cash-related charges, consisting of approximately $23 million in employee severance and benefits costs and $67 million related to various transformational initiatives; and (ii) up to $70 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $63 million in facility, software, and other asset-related charges and impairments.
Restructuring and related charges are included in the Company's Corporate Other non-operating segment. For Fiscal 2025, the restructuring and related charges included $75.9 million relating to North America, $12.1 million relating to EMEA, and $6.4 million relating to Asia-Pacific. These charges were offset by a net gain of $5.3 million from the sale of the MapMyFitness platform, relating to the Corporate Other non-operating segment.
The following table summarizes the costs incurred during Fiscal 2025, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan.

		Estimated Restructuring and Related Charges (1)
	Year Ended March 31, 2025	Remaining to be incurred	Total to be incurred under plan
Costs recorded in restructuring charges:
Employee-related costs	$14,767
Facility-related costs	25,495
Other restructuring costs	17,707
Total costs recorded in restructuring charges	$57,969	$36,031	$94,000
Costs recorded in selling, general and administrative expenses:
Employee related costs	9,460
Other transformation initiatives	21,733
Total costs recorded in selling, general and administrative expenses	$31,193	$34,807	$66,000
Total restructuring and related charges	$89,162	$70,838	$160,000
(1) Estimated restructuring and related charges reflect the high-end of the range of the total estimated charges expected to be incurred by the Company in connection with the 2025 restructuring plan.

Restructuring and related charges and recoveries require the Company to make certain judgments and estimates regarding the amount and timing as to when these charges or recoveries occur. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and the liability recorded. The restructuring reserve is recorded within current and long-term liabilities on the Consolidated Balance Sheets. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate, as new or updated information becomes available.

A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for Fiscal 2025 is as follows:

	Employee Related Costs	Facility Related Costs	Other Restructuring Related Costs
Balance as of March 31, 2024	$—	$—	$—
Net additions (recoveries) charged to expense (1)	14,756	6,746	19,816
Cash payments	(10,859)	(6,034)	(9,118)
Foreign exchange and other	38	—	—
Balance as of March 31, 2025	$3,935	$712	$10,698
(1) Amount excludes approximately $21.9 million of non-cash facility-related and other charges and a $5.3 million gain from the sale of the MapMyFitness platform.

NOTE 14. OTHER EMPLOYEE BENEFITS
The Company offers a 401(k) Deferred Compensation Plan for the benefit of eligible employees. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches a portion of the participant's contribution and recorded expense of $11.5 million during Fiscal 2025 (Fiscal 2024: $10.6 million; Fiscal 2023: $11.6 million).
In addition, the Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. As of March 31, 2025, the Deferred Compensation Plan obligations, which are included in other long-term liabilities on the Consolidated Balance Sheets, were $16.8 million (March 31, 2024: $16.2 million).
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. As of March 31, 2025, the assets held in the Rabbi Trust were trust owned life insurance ("TOLI") policies with cash-surrender values of $8.7 million (March 31, 2024: $9.1 million). These assets are consolidated and are included in other long-term assets on the Consolidated Balance Sheets.
Refer to Note 16 of these Consolidated Financial Statements for a discussion of the fair value measurements of the assets held in the Rabbi Trust and the Deferred Compensation Plan obligations.

NOTE 15. STOCK BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of March 31, 2025, 8.4 million Class A shares and 28.1 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for Fiscal 2025 was $46.8 million (Fiscal 2024: $36.9 million; Fiscal 2023: $36.8 million). The related tax benefits, excluding consideration of valuation allowances, were $8.0 million for Fiscal 2025 (Fiscal 2024: $6.6 million; Fiscal 2023: $6.3 million). The valuation allowances associated with these benefits were $1.4 million for Fiscal 2025 (Fiscal 2024: $1.2 million; Fiscal 2023: $1.2 million). As of March 31, 2025, the Company had $53.7 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 1.97 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of March 31, 2025. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:

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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.1 million deferred stock units outstanding as of March 31, 2025.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of March 31, 2025, the Company had 2.7 million Class A shares and 2.2 million Class C shares available for future purchases under the ESPPs. During Fiscal 2025, 0.4 million Class C shares were purchased under the ESPPs (Fiscal 2024: 0.5 million; Fiscal 2023: 0.5 million).
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
Total stock-based compensation expense related to these awards for Fiscal 2025 was $7.4 million (Fiscal 2024: $8.9 million; Fiscal 2023: $3.3 million). As of March 31, 2025, the Company had $64.8 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 9.34 years.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for Fiscal 2025 is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2024	1,578	$19.44	3.82	$—
Granted, at fair market value	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(222)	36.45	—	—
Outstanding at March 31, 2025	1,356	$16.68	3.31	$—
Exercisable at March 31, 2025	1,356	$16.68	3.31	$—

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for Fiscal 2025 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	20,776	$8.58
Granted	9,541	6.34
Forfeited	(3,215)	7.55
Vested	(4,126)	9.94
Outstanding at March 31, 2025	22,976	$7.58
The awards outstanding at March 31, 2025 in the table above includes 2.3 million of performance-based restricted stock units with financial performance conditions that were awarded to certain executives and key employees under the 2005 Plan. The performance-based restricted stock units with financial performance conditions awarded during Fiscal 2025, Fiscal 2024 and Fiscal 2023 have a weighted average fair value of $6.85, $6.93 and $9.13, respectively, and have vesting that is tied to the achievement of certain annual revenue and operating income targets.
As of March 31, 2025, the Company deemed the achievement of the targets for the performance-based restricted stock units granted during Fiscal 2024 and Fiscal 2023 to be improbable and as such no stock-based compensation expense was recorded during Fiscal 2025 (Fiscal 2024: $(1.4) million; Fiscal 2023: $1.4 million).
As of March 31, 2025, the Company deemed the achievement of the targets for the performance-based restricted stock units awarded during the Fiscal 2025 to be probable and recorded stock-based compensation expense of $3.6 million.
The Company assesses the probability of the achievement of the revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.
The awards outstanding at March 31, 2025 in the table above also include 2.0 million of performance-based restricted stock unit awards with market conditions that were awarded to the Company's President and CEO under the 2005 plan during Fiscal 2025. The performance-based restricted stock units with market conditions have a weighted average fair value of $4.13 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model. During Fiscal 2025, the Company recorded $1.7 million of compensation expense related to these awards.

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

Level 1:	Observable inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2:	Inputs, other than quoted prices in active markets included within level 1, that are directly or indirectly observable.

Level 3:	Unobservable inputs for which there is little or no market data and which require the reporting entity to develop its own assumptions.

Financial assets and liabilities measured at fair value on a recurring basis
The Company's financial assets (liabilities) measured at fair value on a recurring basis consisted of the following types of instruments as of the following periods:

	March 31, 2025			March 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 17)	$—	$192	$—	$—	$(4,643)	$—
TOLI policies held by the Rabbi Trust (see Note 14)	$—	$8,726	$—	$—	$9,105	$—
Deferred Compensation Plan obligations (see Note 14)	$—	$(16,830)	$—	$—	$(16,151)	$—
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
Fair value of Long-Term Debt
The Company's long term debt is not remeasured to fair value since its carrying value approximates fair value based on the variable nature of interest rates and current market rates available to the Company. The estimated fair value of long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of March 31, 2025, the estimated fair value of the Senior Notes was $583.9 million (March 31, 2024: $569.1 million).
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
The Company may elect to designate certain derivatives as hedging instruments in accordance with ASC 815. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to forecasted cash flows and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of March 31, 2025, the Company has hedge instruments primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, U.S. Dollar/Korean Won, and U.S. Dollar/Japanese Yen currency pairs.
All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument's maturity date.

The following table presents the fair values of derivative instruments within the Consolidated Balance Sheets. Refer to Note 16 of these Consolidated Financial Statements for a discussion of the fair value measurements.

	Balance Sheet Classification	March 31, 2025	March 31, 2024
Derivatives designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$13,137	$10,477
Foreign currency contracts	Other long-term assets	507	2,760
Total derivative assets designated as hedging instruments		$13,644	$13,237

Foreign currency contracts	Other current liabilities	$6,359	$17,761
Foreign currency contracts	Other long-term liabilities	5,581	1,171
Total derivative liabilities designated as hedging instruments		$11,940	$18,932

Derivatives not designated as hedging instruments under ASC 815
Foreign currency contracts	Other current assets	$78	$559
Total derivative assets not designated as hedging instruments		$78	$559

Foreign currency contracts	Other current liabilities	$1,590	$600
Total derivative liabilities not designated as hedging instruments		$1,590	$600

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Year Ended March 31,
	2025		2024		2023
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$5,164,310	$(1,354)	$5,701,879	$7,652	$5,903,165	$44,492
Cost of goods sold	$2,689,566	$1,222	$3,071,626	$(4,355)	$3,259,334	$2,016
Interest income (expense), net	$(6,115)	$(36)	$268	$(36)	$(12,826)	$(37)
Other income (expense), net	$(13,431)	$—	$32,055	$—	$17,096	$—

The following tables present the amounts affecting the Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2025
Foreign currency contracts	$(10,645)	$17,594	$(132)	$7,081
Interest rate swaps	(422)	—	(36)	(386)
Total designated as cash flow hedges	$(11,067)	$17,594	$(168)	$6,695

	Balance as of March 31, 2023	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2024
Foreign currency contracts	$(4,764)	$(2,584)	$3,297	$(10,645)
Interest rate swaps	(458)	—	(36)	(422)
Total designated as cash flow hedges	$(5,222)	$(2,584)	$3,261	$(11,067)

	Balance as of March 31, 2022	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of March 31, 2023
Foreign currency contracts	$41	$41,703	$46,508	$(4,764)
Interest rate swaps	(495)	—	(37)	(458)
Total designated as cash flow hedges	$(454)	$41,703	$46,471	$(5,222)

The following table presents the amounts in the Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Year Ended March 31,
	2025		2024		2023
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(13,431)	$1,134	$32,055	$355	$17,096	$(7,200)
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of March 31, 2025, the aggregate notional value of the Company's outstanding cash flow hedges was $1,113.6 million (March 31, 2024: $1,199.1 million), with contract maturities ranging from one to twenty-four months.
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
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of March 31, 2025, the total notional value of the Company's outstanding undesignated derivative instruments was $450.7 million (March 31, 2024: $449.0 million).
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
NOTE 18. PROVISION FOR INCOME TAXES
Income (loss) before income taxes is as follows:

	Year Ended March 31,
	2025	2024	2023
Income (loss) before income taxes
United States	$(396,542)	$(17,201)	$7,424
Foreign	191,780	279,275	260,432
Total	$(204,762)	$262,074	$267,856

The components of the income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2025	2024	2023
Current
Federal	$15,267	$19,909	$11,529
State	1,665	4,062	3,771
Foreign	41,972	29,728	29,198
	58,904	53,699	44,498
Deferred
Federal	(52,055)	(22,361)	(160,017)
State	(952)	90	215
Foreign	(8,787)	(1,422)	6,659
	(61,794)	(23,693)	(153,143)
Income tax expense (benefit)	$(2,890)	$30,006	$(108,645)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended March 31,
	2025		2024		2023
U.S. federal statutory income tax rate	$(43,000)	21.0%	$55,036	21.0%	$56,250	21.0%
State taxes, net of federal tax impact	(17,156)	8.4%	3,342	1.3%	7,754	2.8%
Effect of foreign earnings	7,772	(3.8)%	(10,975)	(4.2)%	(8,275)	(3.2)%
U.S. GILTI Inclusion	28,164	(13.8)%	6,041	2.3%	6,617	2.5%
Permanent tax (benefits)/nondeductible expenses	(3,422)	1.7%	(11,623)	(4.4)%	(9,425)	(3.5)%
Unrecognized tax benefits	14,138	(6.9)%	7,781	3.0%	11,654	4.4%
International intangible asset	—	—%	(113,688)	(43.6)%	—	—%
Valuation allowance	17,175	(8.4)%	102,669	39.2%	(169,566)	(63.3)%
Federal R&D credit	(3,000)	1.5%	(3,000)	(1.1)%	(3,000)	(1.1)%
Other	(3,561)	1.7%	(5,577)	(2.1)%	(654)	(0.2)%
Effective income tax rate	$(2,890)	1.4%	$30,006	11.4%	$(108,645)	(40.6)%
For Fiscal 2025, the Company recorded an income tax benefit of $2.9 million compared to an income tax expense of $30.0 million for Fiscal 2024, and income tax benefit of $108.6 million for Fiscal 2023.
In Fiscal 2025, the Company recorded an income tax benefit related to pre-tax losses, which was offset by the impact of the U.S. GILTI inclusion and valuation allowances on U.S. state tax benefits derived from those losses. In Fiscal 2024, the Company recorded an income tax benefit for the recognition of a deferred tax asset related to an international intangible asset with an associated valuation allowance. In Fiscal 2023, income tax benefits were recorded for the release of the U.S. federal valuation on deferred tax assets.
Deferred tax assets and liabilities consisted of the following:

	As of March 31, 2025	As of March 31, 2024
Deferred tax assets
Operating lease liabilities	$170,221	$187,289
Intangible assets	125,186	134,357
U.S. federal and state net operating loss	68,155	12,900
Capitalized research expenditures	65,872	57,348
Reserves and accrued liabilities	45,715	60,843
Foreign net operating loss carry-forwards	37,377	37,951
U.S. federal and state capital loss	32,652	32,473
Property and equipment	30,270	5,042
Inventory	28,629	22,609
Deductions limited by income	16,273	13,119
Stock-based compensation	13,312	10,379
Allowance for doubtful accounts and sales return reserves	13,063	8,739
U.S. federal and state tax credits	8,050	4,409
Foreign tax credits	6,493	10,257
Convertible debt instruments	—	122
Other	9,600	8,383
Total deferred tax assets	670,868	606,220
Less: valuation allowance	(292,362)	(274,829)
Total net deferred tax assets	$378,506	$331,391

Deferred tax liabilities
Right-of-use asset	$(90,424)	$(104,665)
Prepaid expenses	(1,455)	(2,978)
Other	(1,189)	(3,796)
Total deferred tax liabilities	(93,068)	(111,439)
Total deferred tax assets, net	$285,438	$219,952

All deferred tax assets and liabilities are classified as non-current on the Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024. In evaluating its ability to realize deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, earnings, taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and actual operating results in future years could differ from the Company's current assumptions, judgments and estimates.
Each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2025, for the Company’s U.S. federal interest expense carryforwards, the majority of U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and have maintained a valuation allowance against these assets. The Company is actively monitoring the global trade environment due to recent and potential changes in global trade policy. If incremental tariffs are incurred by the Company, it may negatively impact its ability to realize U.S. federal net deferred tax assets requiring the recording of a material valuation allowance. The Company will continue to evaluate its ability to realize net deferred tax assets on a quarterly basis.
As of March 31, 2025, the Company had $68.2 million in deferred tax assets associated with $743.7 million in U.S. federal and state net operating loss carryforwards and $8.1 million in net deferred tax assets associated with U.S. federal and state tax credits. Certain definite lived state net operating losses and state tax credits will begin to expire within ten to twenty years. The Company had $32.7 million in deferred tax assets associated with U.S. federal and state capital loss carryforwards of $129.2 million, which, if unused, will expire in one year. The Company is not able to forecast the utilization of the deferred tax assets associated with the majority of state net operating loss carryforwards, the deferred tax assets associated with federal and state capital loss carryforwards, and a majority of the deferred tax assets associated with state tax credits and has recorded a valuation allowance of $64.7 million against these deferred tax assets.
As of March 31, 2025, the Company had $37.4 million in net deferred tax assets associated with approximately $204.3 million in foreign net operating loss carryforwards and $6.5 million in deferred tax assets associated with foreign tax credit carryforwards. While a portion of the foreign net operating loss carryforwards and foreign tax credit carryforwards have an indefinite carryforward period, certain are definite lived, expected to expire within three to fifteen years. At this time, the Company is not able to forecast the utilization of a majority of the deferred tax assets associated with foreign net operating loss carryforwards and foreign tax credit carryforwards and has recorded a valuation allowance of $40.8 million against these foreign deferred tax assets as well as a valuation allowance of $134.1 million against certain other foreign deferred tax assets.
As of March 31, 2025, $404.5 million or approximately 81% of cash and cash equivalents were held by the Company’s foreign subsidiaries. During the first quarter of Fiscal 2025, The Company re-evaluated its assertion related to the reinvestment of its non-U.S. subsidiaries’ cumulative and current undistributed earnings and determined that the Company may repatriate a portion of these earnings to the U.S. As a result, approximately $522 million of foreign earnings, inclusive of a $390 million cash dividend repatriated in Fiscal 2025, are no longer indefinitely reinvested. The Company recorded approximately $1.3 million of state income tax expense and an offsetting $1.2 million of state valuation allowance release, related to this change in its reinvestment assertion. The remainder of the Company’s prior and current year undistributed foreign earnings will continue to be indefinitely reinvested to fund international growth and operations. As the majority of such foreign earnings have been previously subject to U.S. federal tax, additional taxes including currency gains or losses, capital gains, foreign withholding taxes, and U.S. state taxes are not expected to be material.
The following table represents a reconciliation of the Company's total unrecognized tax benefits balances, excluding interest and penalties.

	Year Ended March 31,
	2025	2024	2023
Beginning of period	$64,932	$61,945	$52,867
Increases as a result of tax positions taken in a prior period	6,491	5,909	4,987
Decreases as a result of tax positions taken in a prior period	—	(2,921)	(598)
Increases as a result of tax positions taken during the current period	2,787	855	4,689
Decreases as a result of settlements during the current period	(1,169)	—	—
Decreases as a result of a lapse of limitations during the current period	(102)	(856)	—
End of period	$72,939	$64,932	$61,945

As of March 31, 2025, the total liability for unrecognized tax benefits was approximately $95.1 million (March 31, 2024: $79.9 million) including $22.1 million for the accrual of interest and penalties (March 31, 2024: $15.0 million).
For Fiscal 2025, the Company recorded $7.1 million for the accrual of interest and penalties within the provision for income taxes on its Consolidated Statements of Operations (Fiscal 2024: $6.6 million; Fiscal 2023: $2.7 million).
As of March 31, 2025, $67.9 million of unrecognized tax benefits, excluding interest and penalties, would impact the Company's effective tax rate if recognized. Also included in the balance are unrecognized tax benefits of $2.1 million that, if recognized, would result in adjustments to other tax accounts, primarily valuation allowances on deferred tax assets.
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

NOTE 19. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Year Ended March 31,
	2025	2024	2023
Numerator
Net income (loss) - Basic	$(201,267)	$232,042	$374,459
Interest on Convertible Senior Notes due 2024, net of tax (1)(2)	—	901	899
Net income (loss) - Diluted	$(201,267)	$232,943	$375,358
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	432,245	440,324	451,426
Dilutive effect of Class A, B, and C securities (1)	—	2,445	1,841
Dilutive effect of Convertible Senior Notes due 2024 (1)(2)	—	8,242	8,242
Weighted average common shares and dilutive securities outstanding Class A, B, and C	432,245	451,011	461,509

Class A and Class C securities excluded as anti-dilutive (3)	10,656	15,076	6,989

Basic net income (loss) per share of Class A, B and C common stock	$(0.47)	$0.53	$0.83
Diluted net income (loss) per share of Class A, B and C common stock	$(0.47)	$0.52	$0.81
(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options, restricted stock units, or effects from the Convertible Senior Notes due 2024 were included in the computation of diluted earnings per share during periods when the Company was in a net loss position, as their effect would be anti-dilutive.
(2) The Company's Convertible Senior Notes matured on June 1, 2024. Upon maturity, the Company repaid the $80.9 million aggregate principal amount of the Convertible Senior Notes outstanding using cash on hand. Refer to Note 9 of these Consolidated Financial Statements for additional details.

(3) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 20. SEGMENT DATA
The Company's operating segments are based on how the President and Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance.
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
The CODM uses operating income (loss) as the measure of profit or loss when making decisions about the allocation of resources to each operating segment during the annual budget and forecasting process, taking into consideration performance against management expectations and performance against other operating segment results. Segment assets and expenditures for additions to long-lived assets are not disclosed as this information is not regularly provided to the CODM.
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
The following tables summarize the Company's net revenues, significant expenses and operating income (loss) by its geographic segments, including a reconciliation to income before taxes. Intercompany balances are eliminated in consolidation and are not reviewed when evaluating segment performance.

	Year Ended March 31, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$3,105,624	$1,086,578	$755,437	$215,427	$5,163,066	$1,244	$5,164,310
Less:
Marketing and advertising costs	222,762	128,461	87,053	6,778	445,054	104,798	549,852
Other segment expenses(1)(2)	2,253,344	810,935	595,197	161,117	3,820,593	979,081	4,799,674
Total operating income (loss)	$629,518	$147,182	$73,187	$47,532	$897,419	$(1,082,635)	$(185,216)
Interest income (expense), net							(6,115)
Other income (expense), net							(13,431)
Income (loss) before income taxes							$(204,762)

	Year Ended March 31, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$3,505,167	$1,081,915	$873,019	$229,481	$5,689,582	$12,297	$5,701,879
Less:
Marketing and advertising costs	252,892	100,490	100,129	10,532	464,043	104,461	568,504
other segment expenses(1)	2,574,393	805,220	653,240	180,548	4,213,401	690,223	4,903,624
Total operating income (loss)	$677,882	$176,205	$119,650	$38,401	$1,012,138	$(782,387)	$229,751
Interest income (expense), net							268
Other income (expense), net							32,055
Income (loss) before income taxes							$262,074

	Year Ended March 31, 2023
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$3,820,522	$992,624	$825,338	$213,215	$5,851,699	$51,466	$5,903,165
Less:
Marketing and advertising costs	303,035	95,472	107,247	10,318	516,072	104,195	620,267
Other segment expenses(1)	2,802,831	784,991	617,815	179,410	4,385,047	634,265	5,019,312
Total operating income (loss)	$714,656	$112,161	$100,276	$23,487	$950,580	$(686,994)	$263,586
Interest income (expense), net							(12,826)
Other income (expense), net							17,096
Income (loss) before income taxes							$267,856
(1) Other segment expenses include cost of goods sold, as well as selling, general and administrative costs including compensation-related expenses, facility-related expenses, selling and distribution expenses, consulting expenses, depreciation and amortization, bad debt, and other miscellaneous expenses.
(2) Other segment expenses for the Corporate other non-operating segment for Fiscal 2025 include $261 million of net litigation expense related to the settlement of the Class Action Securities litigation (refer to Note 10) and $89 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 13).

The following table further disaggregates the Company's net revenues by geographic area, based on shipping destination:

	Year Ended March 31, 2025	Year Ended March 31, 2024	Year Ended March 31, 2023
United States	$2,817,170	$3,172,245	$3,480,153
Other countries	2,345,896	2,517,337	2,371,546
Total reportable segments	5,163,066	5,689,582	5,851,699
Corporate other	1,244	12,297	51,466
Total net revenues	$5,164,310	$5,701,879	$5,903,165
For Fiscal 2025, Fiscal 2024 and Fiscal 2023, no single customer accounted for more than 10% of the Company's net revenues.
Long-lived assets are primarily composed of property and equipment, net and operating lease right-of-use assets. The Company's long-lived assets by geographic area were as follows:

	March 31, 2025	March 31, 2024
United States	$815,903	$877,558
Other countries	213,585	221,644
Total long-lived assets	$1,029,488	$1,099,202

NOTE 21. RELATED PARTY TRANSACTIONS
The Company has an operating lease agreement with an entity controlled by the Company's President and Chief Executive Officer to lease an aircraft for business purposes. The Company recorded $1.7 million during Fiscal 2025 for lease payments to the entity for its use of the aircraft (Fiscal 2024: $1.6 million; Fiscal 2023: $2.0 million). The Company determined the lease payments were at fair market lease rates.
In June 2016, the Company purchased parcels of land from an entity controlled by the Company's President and Chief Executive Officer, to be utilized to expand the Company's global headquarters to accommodate its growth needs. The purchase price for these parcels totaled $70.3 million. The Company determined that the purchase price for the land represented the fair market value of the parcels and approximated the cost to the seller to purchase and develop the parcels, including costs related to the termination of a lease encumbering the parcels.
In connection with the purchase of these parcels, the parties entered into an agreement in September 2016 and a supplement thereto in May 2022, pursuant to which the parties will share the burden of any special taxes arising due to infrastructure projects in the surrounding area. The allocation to the Company is based on the expected benefits to the Company's parcels from these projects. No amounts were payable by either party under this agreement as of March 31, 2025.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness in our internal control over financial reporting described below.
Management has analyzed the material weakness and performed additional analyses and procedures in preparing our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Based on these analyses and procedures, notwithstanding the ongoing material weakness we have identified, we concluded that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Management assessed, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 “Internal Control-Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective due to the material weakness described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting, as we did not design and maintain effective controls over the review and execution of certain balance sheet account reconciliations. Although this material weakness did not result in a material misstatement of our consolidated financial statements, it resulted in immaterial errors in our consolidated interim and annual financial statements for Fiscal 2025, Fiscal 2024, Fiscal 2023, the Transition Period and Fiscal 2021. Additionally, until we remediate this material weakness, it could result in material misstatements to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2025 as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation Efforts and Status of Remaining Material Weakness
During Fiscal 2025, with the oversight of the Audit Committee of the Board of Directors, management has been executing on and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weakness are remediated, such that these controls are designed, implemented and operate effectively. The following activities are ongoing to remediate the remaining material weakness:
•We have prepared a remediation plan for the material weakness and are training process owners, and developing and implementing a new account reconciliation policy and approval process;
•We are designing and implementing new controls, enhancing the design of existing controls, evaluating process adoption and monitoring results; and
•We have engaged third party consultants to advise management in connection with the remediation of the material weakness.
While our remediation efforts are expected to continue throughout Fiscal 2026, additional remediation initiatives may be necessary, and we cannot provide assurance as to when our remediation activities will be complete. The material weakness will not be considered remediated until we complete the design and implementation of the applicable controls, and they operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Remediation of Previously Identified Material Weakness
The material weakness related to not designing and maintaining effective controls over the classification and presentation of general ledger accounts in the appropriate financial statement line items within the consolidated financial statements which was previously identified as of March 31, 2024 and initially reported in our Annual Report on Form 10-K for Fiscal 2024, has been remediated. Specifically, during the fourth quarter of Fiscal 2025, we completed the design and implementation of new control activities to ensure general ledger accounts are appropriately classified and presented in the consolidated financial statements.
During the three months ended March 31, 2025, we completed our testing and evaluation of the newly designed and implemented controls and determined that as of March 31, 2025, the controls have been in place and have operated effectively for a sufficient period of time for management to conclude the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
As noted in the "Remediation of Previously Identified Material Weakness" section above, there were changes that materially impacted, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.

ITEM 9B. OTHER INFORMATION
(b)During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item regarding directors is incorporated herein by reference from the 2025 Proxy Statement, under the headings "Election of Directors," "Corporate Governance and Related Matters - Board Meetings and Committees." Information required by this Item regarding executive officers is included under "Executive Officers" in Part I of this Annual Report on Form 10-K.
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
Insider Trading Policy
The Under Armour Insider Trading Policy governs the purchase, sale and other dispositions of Under Armour securities by all of our directors, officers and employees, as well as their spouses, minor children, relatives and other persons who live with them, and any trusts, estates or other entities over which they exercise control or in which they have any beneficial interest. The Under Armour Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, as well as the rules and regulations of the New York Stock Exchange. It prohibits those who are subject to the policy from trading securities of any company, including Under Armour, while in possession of material non-public information, and from buying, selling or gifting Under Armour securities even if not in possession of such information during certain trading blackout periods, subject to limited exceptions. It also prohibits those who are subject to the policy from effecting short sales of Under Armour securities and from engaging in hedging transactions and purchasing or selling derivative securities, such as puts and calls, relating to Under Armour securities. The Under Armour Insider Trading Policy also imposes additional trading restrictions applicable to our directors, executive officers and designated insiders (as defined therein). The foregoing summary of the Under Armour Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Under Armour Insider Trading Policy attached hereto as Exhibit 19.01.

ITEM 11. INFORMATION ABOUT OUR EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference herein from the 2025 Proxy Statement under the headings "Corporate Governance and Related Matters - Compensation of Directors," and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference herein from the 2025 Proxy Statement under the headings "Security Ownership of Management and Certain Beneficial Owners of Shares" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference herein from the 2025 Proxy Statement under the heading "Transactions with Related Persons" and "Corporate Governance and Related Matters - Independence of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference herein from the 2025 Proxy Statement under the heading "Independent Auditors."

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a. The following documents are filed as part of this Annual Report on Form 10-K:
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).
3.02	Articles Supplementary setting forth the terms of the Class C Common Stock, dated June 15, 2015 (incorporated by reference to Appendix F to the Preliminary Proxy Statement filed by the Company on June 15, 2015).
3.03	Amended and Restated Bylaws of Under Armour, Inc. (effective April 1, 2024) (incorporated by reference to Exhibit 3.01 of the Company's Current Report on Form 8-K filed on March 13, 2024).
4.01	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.01 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 24, 2021).
4.02	Indenture, dated as of June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.03	First Supplemental Indenture, dated as of June 13, 2016, relating to the 3.250% Senior Notes due 2026, between the Company and Wilmington Trust, National Association, as trustee, and the Form of 3.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.04	Indenture, dated as of May 27, 2020, relating to the Company’s 1.50% Convertible Senior Notes due 2024, between the Company and Wilmington Trust, National Association, as Trustee and the Form of 1.50% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).

Exhibit No.
10.01	Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on March 8, 2019).
10.02	Amendment No. 1, dated May 12, 2020, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed on May 12, 2020).
10.03	Amendment No. 2, dated May 17, 2021, to the Amended and Restated Credit Agreement dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on May 19, 2021).
10.04	Amendment No. 3, dated December 3, 2021, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Current Report on Form 8-K filed on December 8, 2021).
10.05	Technical Modification, dated February 24, 2023, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).
10.06	Amendment No. 4, dated March 6, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.06 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).
10.07	Amendment No. 5, dated July 3, 2024, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024).
10.08	Amendment No. 6, dated March 7, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
10.09	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 28, 2020).
10.10	Form of Accelerated Share Repurchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 25, 2022).
10.11	Under Armour, Inc. Amended and Restated Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*
10.12	Under Armour, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 22, 2019).*
10.13	Amendment One to the Under Armour, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed on February 8, 2024).*
10.14	Under Armour, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.15	Under Armour, Inc. Executive Severance Program (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.16	Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan (the "2005 Plan") (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 31, 2023).*
10.17	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.18	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan.*
10.19	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*

Exhibit No.
10.20	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for Fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.21	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.22	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 8, 2023).*
10.23	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.24	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on May 24, 2023).*
10.25	Form of Performance-Based Restricted Stock Unit Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 4, 2022).*
10.26	Form of Annual Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).*
10.27	Form of Special Restricted Stock Unit Grant Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022).*
10.28	Performance-Based Restricted Stock Unit Agreement under the 2005 Plan, dated May 15, 2025, between the Company and Kevin Plank.*
10.29	Performance-Based Restricted Stock Unit Agreement under the 2005 Plan, dated June 3, 2024, between the Company and Kevin Plank (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024).*
10.30	Form of Annual Restricted Cash Award Agreement.*
10.31	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank.*
10.32	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.06 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.33	Form of Non-Qualified Stock Option Grant Agreement under the 2005 Plan between the Company and Kevin Plank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 22, 2019).*
10.34	Form of Executive Employee Confidentiality, Non-Competition, and Non-Solicitation Agreement by and between the Company and certain executives of the Company (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.35	Under Armour, Inc. Fiscal 2025 Non-Employee Director Compensation Plan (the "Director Compensation Plan") (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).*
10.36	Form of Initial Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 6, 2006).*
10.37	Form of Annual Restricted Stock Unit Grant under the Director Compensation Plan (incorporated by reference to Exhibit 10.06 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 4, 2011).*
10.38	Under Armour, Inc. 2006 Non-Employee Director Deferred Stock Unit Plan (the “Director DSU Plan”) (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010).*
10.39	Amendment One to the Director DSU Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 24, 2011).*
10.40	Amendment Two to the Director DSU Plan (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 3, 2016).*

Exhibit No.
10.41	Amendment Three to the Director DSU Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 26, 2020).*
10.42	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 15, 2015, between the Company and Kevin Plank (the “Plank Non-Compete Agreement”) (incorporated by reference to Appendix E to the Preliminary Proxy Statement filed by Under Armour, Inc. on June 15, 2015).*
10.43	First Amendment to the Plank Non-Compete Agreement, dated April 7, 2016 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 29, 2016).*
10.44	Separation Agreement between the Company and Jim Dausch dated August 30, 2024, including General Release (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 7, 2024).*
19.01	Under Armour Insider Trading Policy.
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
97.01	Under Armour, Inc. Clawback Policy (incorporated by reference to Exhibit 97.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on May 29, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.
By:	/s/ KEVIN A. PLANK
Kevin A. Plank
President and Chief Executive Officer
Date: May 22, 2025
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ KEVIN A. PLANK	President and Chief Executive Officer (principal executive officer)
Kevin A. Plank

/s/ DAVID E. BERGMAN	Chief Financial Officer (principal financial officer)
David E. Bergman

/s/ ERIC J. AUMEN	Chief Accounting Officer (principal accounting officer)
Eric J. Aumen

/s/ MOHAMED A. EL-ERIAN	Chair of the Board
Mohamed A. El-Erian

/s/ DOUGLAS E. COLTHARP	Director
Douglas E. Coltharp

/s/ JERRI L. DEVARD	Director
Jerri L. DeVard

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

/s/ DAVID W. GIBBS	Director
David W. Gibbs

/s/ DAWN N. FITZPATRICK	Director
Dawn N. Fitzpatrick

/s/ KAREN W. KATZ	Director
Karen W. Katz

/s/ ERIC T. OLSON	Director
Eric T. Olson

/s/ EUGENE D. SMITH	Director
Eugene D. Smith

/s/ ROBERT J. SWEENEY	Director
Robert J. Sweeney

/s/ PATRICK W. WHITESELL	Director
Patrick W. Whitesell
Dated: May 22, 2025

Schedule II
Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Allowance for doubtful accounts
For the year ended March 31, 2025	$14,994	$4,136	$(2,110)	$17,020
For the year ended March 31, 2024	10,813	6,061	(1,880)	14,994
For the year ended March 31, 2023	7,113	5,193	(1,493)	10,813
Sales returns and allowances
For the year ended March 31, 2025	$59,218	$(149,737)	$155,494	$64,975
For the year ended March 31, 2024	70,191	(146,700)	135,727	59,218
For the year ended March 31, 2023	70,136	(125,816)	125,871	70,191
Deferred tax asset valuation allowance
For the year ended March 31, 2025	$274,829	$30,643	$(13,110)	$292,362
For the year ended March 31, 2024	177,026	116,254	(18,451)	274,829
For the year ended March 31, 2023	351,603	6,186	(180,763)	177,026