Form 10-Q
period 2025-06-30
Under Armour, Inc.
filed 2025-08-08
CIK 1336917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
______________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2025 there were 188,834,386 shares of Class A Common Stock, 34,450,000 shares of Class B Convertible Common Stock and 205,535,895 shares of Class C Common Stock outstanding.

UNDER ARMOUR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

	June 30, 2025	March 31, 2025
Assets
Current assets
Cash and cash equivalents	$910,985	$501,361
Accounts receivable, net of allowance for doubtful accounts of $17,717 and $17,020 as of June 30, 2025 and March 31, 2025, respectively.	623,736	675,822
Inventories	1,141,829	945,836
Prepaid expenses and other current assets, net	226,308	206,078
Total current assets	2,902,858	2,329,097
Property and equipment, net (Note 3)	613,174	645,147
Operating lease right-of-use assets (Note 4)	364,960	384,341
Goodwill (Note 5)	496,195	487,632
Intangible assets, net	5,081	5,224
Deferred income taxes (Note 15)	314,742	286,160
Other long-term assets	168,181	163,270
Total assets	$4,865,191	$4,300,871
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt (Note 7)	$599,757	$—
Accounts payable	635,163	429,944
Accrued expenses	332,692	348,747
Customer refund liabilities (Note 10)	140,511	146,021
Operating lease liabilities (Note 4)	128,639	130,050
Other current liabilities	58,613	54,381
Total current liabilities	1,895,375	1,109,143
Long-term debt, net of current maturities (Note 7)	389,457	595,125
Operating lease liabilities, non-current (Note 4)	557,871	574,277
Other long-term liabilities	148,059	132,048
Total liabilities	2,990,762	2,410,593
Stockholders' equity (Note 9)
Class A Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2025 and March 31, 2025; 188,822,726 shares issued and outstanding as of June 30, 2025 (March 31, 2025: 188,822,726)	63	63
Class B Convertible Common Stock, $0.0003 1/3 par value; 34,450,000 shares authorized, issued and outstanding as of June 30, 2025 and March 31, 2025	11	11
Class C Common Stock, $0.0003 1/3 par value; 400,000,000 shares authorized as of June 30, 2025 and March 31, 2025; 205,416,539 shares issued and outstanding as of June 30, 2025 (March 31, 2025: 202,720,745)	68	67
Additional paid-in capital	1,250,568	1,237,798
Retained earnings	736,180	746,277
Accumulated other comprehensive income (loss)	(112,461)	(93,938)
Total stockholders' equity	1,874,429	1,890,278
Total liabilities and stockholders' equity	$4,865,191	$4,300,871
Commitments and Contingencies (Note 8)

See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited; In thousands, except per share amounts)

	Three Months Ended June 30,
	2025	2024
Net revenues (Note 10)	$1,134,068	$1,183,665
Cost of goods sold	587,572	620,990
Gross profit	546,496	562,675
Selling, general and administrative expenses	530,345	837,317
Restructuring charges (Note 11)	12,828	25,086
Income (loss) from operations	3,323	(299,728)
Interest income (expense), net	(4,051)	2,344
Other income (expense), net	(4,695)	(2,730)
Income (loss) before income taxes	(5,423)	(300,114)
Income tax expense (benefit) (Note 15)	(2,658)	5,149
Income (loss) from equity method investments	153	(163)
Net income (loss)	$(2,612)	$(305,426)

Basic net income (loss) per share of Class A, B and C common stock (Note 16)	$(0.01)	$(0.70)
Diluted net income (loss) per share of Class A, B and C common stock (Note 16)	$(0.01)	$(0.70)

Weighted average common shares outstanding Class A, B and C common stock
Basic	427,116	435,693
Diluted	427,116	435,693
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$(2,612)	$(305,426)
Other comprehensive income (loss):
Foreign currency translation adjustment	29,536	(16,563)
Unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $16,727 and $(5,835) for the three months ended June 30, 2025 and 2024, respectively.	(48,911)	17,616
Gain (loss) on intra-entity foreign currency transactions	852	(764)
Total other comprehensive income (loss)	(18,523)	289
Comprehensive income (loss)	$(21,135)	$(305,137)
See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; In thousands)

	Class A Common Stock		Class B Convertible Common Stock		Class C Common Stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	188,802	$63	34,450	$11	212,711	$70	$1,181,854	$1,048,411	$(77,123)	$2,153,286
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,194)	—	—	(7,944)	—	(7,944)
Excise tax on repurchases of common stock	—	—	—	—	—	—	(200)	—	—	(200)
Class C Common Stock repurchased	—	—	—	—	(5,940)	(2)	943	(40,941)	—	(40,000)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,217	1	642	—	—	643
Stock-based compensation expense	—	—	—	—	—	—	15,924	—	—	15,924
Comprehensive income (loss)	—	—	—	—	—	—	—	(305,426)	289	(305,137)
Balance as of June 30, 2024	188,802	$63	34,450	$11	208,794	$69	$1,199,163	$694,100	$(76,834)	$1,816,572

Balance as of March 31, 2025	188,823	$63	34,450	$11	202,721	$67	$1,237,798	$746,277	$(93,938)	$1,890,278
Shares withheld in consideration of employee tax obligations relative to stock-based compensation arrangements	—	—	—	—	(1,234)	—	—	(7,485)	—	(7,485)
Issuance of Class C Common Stock, net of forfeitures	—	—	—	—	3,930	1	551	—	—	552
Stock-based compensation expense	—	—	—	—	—	—	12,219	—	—	12,219
Comprehensive income (loss)	—	—	—	—	—	—	—	(2,612)	(18,523)	(21,135)
Balance as of June 30, 2025	188,823	$63	34,450	$11	205,417	$68	$1,250,568	$736,180	$(112,461)	$1,874,429

See accompanying notes.

UNDER ARMOUR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(2,612)	$(305,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	28,981	32,830
Unrealized foreign currency exchange rate (gain) loss	(2,273)	1,610
Loss on disposal of property and equipment	3,556	379
Non-cash restructuring and impairment charges	7,698	8,038
Amortization of bond premium and debt issuance costs	603	511
Stock-based compensation	12,219	15,924
Deferred income taxes	(28,978)	7,071
Changes in reserves and allowances	3,952	(22)
Changes in operating assets and liabilities:
Accounts receivable	50,885	71,014
Inventories	(196,568)	(162,623)
Prepaid expenses and other assets	(11,990)	(34,830)
Other non-current assets	9,818	13,837
Accounts payable	213,712	200,289
Accrued expenses and other liabilities	(51,373)	320,270
Customer refund liabilities	(5,180)	(9,007)
Income taxes payable and receivable	16,402	(6,890)
Net cash provided by (used in) operating activities	48,852	152,975
Cash flows from investing activities
Purchases of property and equipment	(35,362)	(45,681)
Sale of MyFitnessPal platform	—	50,000
Net cash provided by (used in) investing activities	(35,362)	4,319
Cash flows from financing activities
Common stock repurchased	—	(40,000)
Proceeds from long-term debt and revolving credit facility	400,000	—
Repayment of long-term debt	—	(80,919)
Employee taxes paid for shares withheld for income taxes	(7,485)	(7,944)
Proceeds from exercise of stock options and other stock issuances	552	643
Payments of debt financing costs	(5,764)	—
Net cash provided by (used in) financing activities	387,303	(128,220)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,314	(2,830)
Net increase (decrease) in cash, cash equivalents and restricted cash	410,107	26,244
Cash, cash equivalents and restricted cash
Beginning of period	515,051	876,917
End of period	$925,158	$903,161

Non-cash investing and financing activities
Change in accrual for property and equipment	$(23,254)	$(4,670)

Reconciliation of cash, cash equivalents and restricted cash	June 30, 2025	June 30, 2024
Cash and cash equivalents	$910,985	$884,552
Restricted cash	14,173	18,609
Total cash, cash equivalents and restricted cash	$925,158	$903,161
See accompanying notes.

UNDER ARMOUR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Tabular amounts in thousands, except per share data)

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements, which are presented in U.S. Dollars, include the accounts of Under Armour, Inc. and its wholly owned subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information in footnote disclosures normally included in annual financial statements were condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and U.S. GAAP for interim consolidated financial statements. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement of the financial position and results of operations were included. Intercompany balances and transactions were eliminated upon consolidation.
The unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 is derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 ("Fiscal 2025"), filed with the SEC on May 22, 2025 ("Annual Report on Form 10-K for Fiscal 2025"), which should be read in conjunction with these unaudited Condensed Consolidated Financial Statements. The unaudited results for the three months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026 ("Fiscal 2026"), or any other portions thereof.
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
As the impacts of major global events, including recent and potential changes in global trade policy, continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. The extent to which the evolving events impact the Company's financial statements will depend on a number of factors including, but not limited to, any new information that may emerge concerning the severity of these major events and the actions that governments around the world may take in response. While the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of this reporting date, the Company may experience further impacts based on long-term effects on the Company's customers and the countries in which the Company operates. Please see the risk factors discussed in Part I, Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for Fiscal 2025.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
The Company assesses the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). No ASUs were adopted during the first quarter of Fiscal 2026.

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
Income Tax
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires expanded income tax disclosures primarily related to an entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and should be adopted on a prospective basis. The Company will adopt the annual disclosure requirements of ASU 2023-09 in its Fiscal 2026 Annual Report on Form 10-K. The adoption is expected to expand the Company's disclosures, but is not expected to have a material impact on its consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

	As of June 30, 2025	As of March 31, 2025
Leasehold and tenant improvements	$408,769	$457,419
Furniture, fixtures and displays	309,279	307,258
Buildings and building improvements	234,397	271,888
Software	279,210	282,478
Office equipment	145,083	141,684
Plant equipment	190,173	190,169
Land	65,956	74,460
Construction in progress (1)	28,200	24,176
Other	23,314	19,391
Subtotal property and equipment	1,684,381	1,768,923
Accumulated depreciation	(1,071,207)	(1,123,776)
Property and equipment, net	$613,174	$645,147
(1) Construction in progress primarily includes costs incurred for leasehold improvements and in-store fixtures and displays not yet placed in use.
Depreciation expense related to property and equipment for the three months ended June 30, 2025 was $28.6 million (three months ended June 30, 2024: $32.5 million).

NOTE 4. LEASES
The Company enters into operating leases domestically and internationally to lease certain warehouse space, office facilities, space for its Brand and Factory House stores, and certain equipment under non-cancelable operating leases. The leases expire at various dates through 2038. Short-term lease payments were not material for the periods presented.
Lease Costs and Other Information
The Company recognizes lease expense on a straight-line basis over the lease term. There are no residual value guarantees that exist, and there are no restrictions or covenants imposed by leases. Operating and variable lease costs are included on the Company's Condensed Consolidated Statements of Operations within (i) Selling, general and administrative expenses, (ii) Restructuring charges, for certain operating and variable lease costs relating to restructured facilities; and (iii) Other income (expense), for certain operating and variable lease costs relating to lease assets held for sublet purposes. The following table presents total operating and variable lease costs for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Operating lease costs	$41,035	$37,793
Variable lease costs	$18,289	$21,501
The Company subleases certain excess office facilities, retail space and warehouse space to third parties. Sublease income was $3.4 million for the three months ended June 30, 2025 (three months ended June 30, 2024: $1.0 million).
The weighted average remaining lease term and discount rate for the periods indicated below were as follows:

	As of June 30, 2025	As of March 31, 2025
Weighted average remaining lease term (in years)	7.04	7.13
Weighted average discount rate	4.81%	4.88%
Supplemental Cash Flow Information
The following table presents supplemental information relating to cash flow arising from lease transactions:

	Three Months Ended June 30,
	2025	2024
Operating cash outflows from operating leases	$43,200	$46,589
Leased assets obtained in exchange for new operating lease liabilities	$9,930	$13,555
Maturity of Lease Liabilities
The following table presents the future minimum lease payments under the Company's operating lease liabilities as of June 30, 2025:

Fiscal year ending March 31,
2026 (nine months ending)	$119,038
2027	146,595
2028	126,030
2029	86,105
2030	68,201
2031 and thereafter	265,603
Total lease payments	$811,572
Less: Interest	125,062
Total present value of lease liabilities	$686,510
As of June 30, 2025, the Company has additional operating lease obligations that have not yet commenced of approximately $64.7 million, which are not reflected in the table above.

NOTE 5. GOODWILL
The following table summarizes changes in the carrying amount of the Company's goodwill by reportable segment as of the periods indicated:

	North America	EMEA	Asia-Pacific	Total
Balance as of March 31, 2025	$309,487	$103,055	$75,090	$487,632
Effect of currency translation adjustment	—	7,400	1,163	8,563
Balance as of June 30, 2025	$309,487	$110,455	$76,253	$496,195

NOTE 6. SUPPLY CHAIN FINANCE PROGRAM
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
The Company’s outstanding payment obligations under this program were $245.7 million as of June 30, 2025 (March 31, 2025: $143.8 million).

NOTE 7. CREDIT FACILITY AND OTHER LONG TERM DEBT

	As of June 30, 2025	As of March 31, 2025
3.25% Senior Notes due 2026	$600,000	$600,000
7.25% Senior Notes due 2030	400,000	—
Total principal payments due	1,000,000	600,000

Unamortized debt discount on Senior Notes due 2026	(243)	(307)
Unamortized debt issuance costs - Senior Notes due 2026	(516)	(651)
Unamortized debt issuance costs - Senior Notes due 2030	(4,832)	—
Unamortized debt issuance costs - Credit facility	(5,195)	(3,917)
Total amount outstanding	989,214	595,125
Less:
Current portion of long-term debt:
3.25% Senior Notes due 2026	600,000	—
Unamortized debt discount on Senior Notes due 2026	(243)	—
Total current portion of long-term debt	599,757	—

Non-current portion of long-term debt	$389,457	$595,125
Credit Facility
On March 8, 2019, the Company entered into an amended and restated credit agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In June 2025, the Company entered into the seventh amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced. As of June 30, 2025 and March 31, 2025, there were no amounts outstanding under the revolving credit facility.
At the Company's request and a lender's consent, commitments under the amended credit agreement may be increased by up to an amount equal to (x) the greater of (i) $400.0 million and (ii) 100% of consolidated EBITDA plus (y) an unlimited amount so long as, after giving effect to the relevant increase, the secured leverage ratio (calculated as set forth in the amended credit agreement) does not exceed 2.5 to 1.00 in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time the Company seeks to incur such borrowings.

Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2025, $45.6 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
The amended credit agreement contains negative covenants that, subject to significant exceptions, limit the Company's ability to, among other things: incur additional secured and unsecured indebtedness; pledge assets as security; make investments, loans, advances, guarantees and acquisitions (including investments in and loans to non-guarantor subsidiaries); undergo fundamental changes; sell assets outside the ordinary course of business; enter into transactions with affiliates; and make restricted payments.
The Company is also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and the Company is not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0, or, at the election of the Company during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100,000,000 is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2025, the Company entered into the eighth amendment to the credit agreement to exclude from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. The Company was in compliance with the applicable covenants as of June 30, 2025.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at the Company's option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans, 0.00% to 0.75%). The Company will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2025, the commitment fee was 17.5 basis points.
7.25% Senior Notes
On June 23, 2025, the Company issued $400.0 million in aggregate principal amount of 7.25% senior unsecured notes due July 15, 2030 (the "Senior Notes due 2030"). The Senior Notes due 2030 are guaranteed on a senior unsecured basis by the Company's subsidiary guarantors that provide guarantees under the amended credit agreement. The Senior Notes due 2030 bear interest at a fixed rate of 7.25% per annum, payable semi-annually in arrears on January 15 and July 15 beginning on January 15, 2026. The Company may redeem some or all of the Senior Notes due 2030 at any time, or from time to time, at the redemption prices described in the indenture governing the Senior Notes due 2030.
The indenture governing the Senior Notes due 2030 contains negative covenants that limit the Company's and certain of its subsidiaries' ability to engage in certain transactions and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. The Company intends to use the net proceeds from the Senior Notes due 2030, together with borrowings under its amended credit agreement and cash on hand to redeem, repurchase or otherwise retire the Senior Notes due 2026 (as defined below) in full or deposit with the trustee all amounts necessary to satisfy and discharge its obligations under the Senior Notes due 2026 through maturity, in each case during the second quarter of Fiscal 2026. The Company incurred and deferred $4.9 million in financing costs in connection with the Senior Notes due 2030.

3.25% Senior Notes
In June 2016, the Company issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes bear interest at a fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2016. The indenture governing the Senior Notes contains negative covenants that limit the Company's ability to engage in certain transactions and are subject to material exceptions described in the indenture. The Company incurred and deferred $5.4 million in financing costs in connection with the Senior Notes. As discussed above, the Company intends to redeem, repurchase or otherwise retire the Senior Notes due 2026 in full or deposit with the trustee all amounts necessary to satisfy and discharge its obligations under the Senior Notes due 2026 through maturity, in each case during the second quarter of Fiscal 2026.
Interest Expense
Interest expense, which includes amortization of deferred financing costs, bank fees, capital and built-to-suit lease interest and interest expense under the credit and other long-term debt facilities, was $6.8 million for the three months ended June 30, 2025 (three months ended June 30, 2024: $5.7 million).
Maturity of Long-Term Debt
The following are the scheduled maturities of long-term debt as of June 30, 2025:

Fiscal year ending March 31,
2026 (nine months ending)	$—
2027	600,000
2028	—
2029	—
2030	—
2031 and thereafter	400,000
Total scheduled maturities of long-term debt	$1,000,000

Current maturities of long-term debt	$600,000
The Company monitors the financial health and stability of its lenders under the credit and other long-term debt facilities, however during any period of significant instability in the credit markets, lenders could be negatively impacted in their ability to perform under these facilities.

NOTE 8. COMMITMENTS AND CONTINGENCIES
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
Consolidated Kenney Derivative Litigation
In June and July 2018, two purported stockholder derivative complaints were filed in Maryland state court (the "State Court"), in cases captioned Kenney v. Plank, et al. (filed June 29, 2018) and Luger v. Plank, et al. (filed July 26, 2018), respectively. The cases were consolidated on October 19, 2018 under the caption Kenney v. Plank,

et. al. The consolidated complaint in the Kenney action names Mr. Plank, certain other current and former members of the Company's Board of Directors, certain former Company executives, and Sagamore Development Company, LLC ("Sagamore") as defendants, and names the Company as a nominal defendant. The consolidated complaint asserts breach of fiduciary duty, unjust enrichment, and corporate waste claims against the individual defendants and asserts a claim against Sagamore for aiding and abetting certain of the alleged breaches of fiduciary duty. The consolidated complaint seeks damages on behalf of the Company and certain corporate governance related actions.
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
On March 29, 2019, the State Court granted the Company's and the defendants' motion to stay that case pending the outcome of an earlier-filed securities class action ("the Consolidated Securities Action") and an earlier-filed derivative action asserting similar claims to those asserted in the Kenney action relating to the Company's purchase of parcels in the Baltimore Peninsula, an area of Baltimore previously referred to as Port Covington (which derivative action has since been dismissed in its entirety).
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
On October 27, 2023, an additional purported stockholder derivative complaint was filed in the State Court by four purported stockholders, in a case captioned Viskovich, et al. v. Plank, et al. (the “Viskovich Action”). Prior to the filing of this complaint, each of the four purported stockholders had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in their derivative complaint. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company and these purported stockholders were informed of that determination. On March 20, 2024, the State Court issued an order (i) consolidating the Viskovich Action into the Consolidated Kenney Derivative Action; (ii) designating the Kenney action as the lead case; and (iii) specifying that the scheduling order in the Kenney action shall control the Consolidated Kenney Derivative Action.
As previously disclosed, on May 7, 2025, the parties in the Consolidated Kenney Derivative Action and the Consolidated Paul Derivative Action described below (together, the “Derivative Actions”) executed a formal stipulation of settlement memorializing the complete terms of a proposed settlement resolving the Derivative Actions (the "Settlement Agreement"). Amongst other things, the Settlement Agreement provides that (a) the Company will implement various corporate governance measures for a period of three years from the time that the settlement becomes final and non-appealable; and (b) a payment of $8.9 million, less any award of attorneys’ fees and costs to counsel for the plaintiffs, will be made to the Company on behalf of the defendants and will be funded using insurance proceeds. In exchange, the plaintiffs, the Company, and Under Armour stockholders derivatively on behalf of the Company, will grant customary releases in favor of the defendants of all of claims that were or could have been asserted in the Derivative Actions. On June 3, 2025, the State Court issued an order setting a schedule for briefing and a hearing (the “Settlement Hearing”) in connection with the plaintiffs' request for the State Court’s approval of the Settlement Agreement, following a notice and review period for the Company’s stockholders. On July 10, 2025, the plaintiffs filed their motion requesting approval of the Settlement Agreement by the State Court. The deadline to file objections to the Settlement Agreement was July 24, 2025. As of the date of this filing, no objections to the Settlement Agreement had been filed. The Settlement Hearing will be held on August 14, 2025 at 9:30 a.m., via Zoom for Government.
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
Consolidated Paul Derivative Litigation
On January 27, 2021, the United States District Court for the District of Maryland (the "District Court") entered an order consolidating for all purposes four separate stockholder derivative cases that previously had been filed in the court. On February 2, 2023, the District Court issued an order appointing Balraj Paul and Anthony Viskovich as lead plaintiffs (“Derivative Lead Plaintiffs”), appointing counsel for the Derivative Lead Plaintiffs as lead counsel, and recaptioning the consolidated case as Paul et al. v. Plank et al. (the “Consolidated Paul Derivative Action”). Prior to filing their derivative complaints, both of the Derivative Lead Plaintiffs had sent the Company's Board of Directors a letter demanding that the Company pursue claims similar to the claims asserted in the derivative complaints. Following an investigation, a majority of disinterested and independent directors of the Company determined that the claims should not be pursued by the Company, and the Derivative Lead Plaintiffs were informed of that determination.
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
In connection with the matters described above, the Consolidated Securities Action, and previously disclosed government investigations, the Company provided notice of claims under multiple director and officer liability insurance policy periods. While the Company’s director and officer insurance carriers from each policy period have funded a portion of the payment in connection with the previously disclosed settlement of the Consolidated Securities Action, the Company remains in litigation with certain of its insurance carriers regarding coverage with respect to one of these policy periods. On March 26, 2024, the District Court issued a decision and order that obligated these insurance carriers to provide coverage. On April 25, 2024, the insurance carriers filed a motion for entry of judgment or leave to appeal the March 26, 2024 decision. The Company opposed the insurance carriers’ motion, and briefing on the motion was completed on May 23, 2024. On December 19, 2024, the District Court granted the insurance carriers’ motion for entry of final judgment with respect to the District Court’s March 26, 2024 decision and stayed further proceedings in the District Court pending the Fourth Circuit’s resolution of the insurance carriers’ appeal with respect to the District Court’s March 26, 2024 decision. On January 16, 2025, the insurance carriers filed a notice of appeal. Briefing on the insurance carriers' appeal was completed as of July 25, 2025, and the appeal remains pending. Oral argument has been tentatively scheduled for the week of October 21, 2025. If the Fourth Circuit reverses the District Court’s decision, the Company may be required to repay the settlement amount funded by the insurance carriers, as well as any defense costs from the Consolidated Securities Action paid by these insurance carriers. The $90 million of insurance proceeds recognized as of June 30, 2025 remains subject to the litigation by the insurance carriers.
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

NOTE 9. STOCKHOLDERS' EQUITY
The Company's Class A Common Stock and Class B Convertible Common Stock have an authorized number of 400.0 million shares and 34.45 million shares, respectively, and each have a par value of $0.0003 1/3 per share as of June 30, 2025. Holders of Class A Common Stock and Class B Convertible Common Stock have identical rights, including liquidation preferences, except that the holders of Class A Common Stock are entitled to one vote per share and holders of Class B Convertible Common Stock are entitled to 10 votes per share on all matters submitted to a stockholder vote. Class B Convertible Common Stock may only be held by Kevin Plank, the Company's founder, President and Chief Executive Officer, or a related party of Mr. Plank, as defined in the Company's charter. As a result, Mr. Plank has a majority voting control over the Company. Upon the transfer of shares of Class B Convertible Stock to a person other than Mr. Plank or a related party of Mr. Plank, the shares automatically convert into shares of Class A Common Stock on a one-for-one basis. In addition, all of the outstanding shares of Class B Convertible Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the death or disability of Mr. Plank or on the record date for any stockholders' meeting upon which the shares of Class A Common Stock and Class B Convertible Common Stock beneficially owned by Mr. Plank is less than 15% of the total shares of Class A Common Stock and Class B Convertible Common Stock outstanding or upon the other events specified in the Class C Articles Supplementary to the Company's charter as documented below. Holders of the Company's common stock are entitled to receive dividends when and if authorized and declared out of assets legally available for the payment of dividends.
The Company's Class C Common Stock has an authorized number of 400.0 million shares and has a par value of $0.0003 1/3 per share as of June 30, 2025. The terms of the Class C Common Stock are substantially identical to those of the Company's Class A Common Stock, except that the Class C Common Stock has no voting rights (except in limited circumstances), will automatically convert into Class A Common Stock under certain circumstances and includes provisions intended to ensure equal treatment of Class C Common Stock and Class B

Common Stock in certain corporate transactions, such as mergers, consolidations, statutory share exchanges, conversions or negotiated tender offers, and including consideration incidental to these transactions.
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
No shares were repurchased under the share repurchase program during the three months ended June 30, 2025. During the three months ended June 30, 2024, the Company repurchased $40 million of Class C Common Stock and received a total of 5.9 million shares, which were immediately retired. As a result, $40.9 million was recorded to retained earnings to reflect the difference between the market price of the Class C Common Stock repurchased and its par value.
As of the date of this Quarterly Report on Form 10-Q, the Company has repurchased a total of $90 million or 12.8 million outstanding shares of its Class C Common Stock, leaving approximately $410 million remaining under its current share repurchase program.

NOTE 10. REVENUES
The following tables summarize the Company's net revenues, disaggregated by product category and distribution channels:

	Three Months Ended June 30,
	2025	2024
Net revenues by product category:
Apparel	$746,592	$757,792
Footwear	265,855	310,389
Accessories	100,078	92,545
Net Sales	1,112,525	1,160,726
License revenues	24,362	21,671
Corporate Other	(2,819)	1,268
Total net revenues	$1,134,068	$1,183,665

Net revenues by distribution channel:
Wholesale	$649,050	$680,513
Direct-to-consumer	463,475	480,213
Net Sales	1,112,525	1,160,726
License revenues	24,362	21,671
Corporate Other	(2,819)	1,268
Total net revenues	$1,134,068	$1,183,665
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

	As of June 30, 2025	March 31, 2025
Customer refund liability	$140,511	$146,021
Inventory associated with reserves for sales returns	$31,105	$33,609

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
The following table summarizes the change in the contract liabilities balance during the three months ended June 30, 2025, which primarily results from the timing differences between the Company's satisfaction of performance obligations and the customer's payment.

Total Contract Liabilities
Balance as of March 31, 2025	$34,342
Revenues deferred	17,948
Revenues recognized (1)	(19,102)
Foreign exchange and other	457
Balance as of June 30, 2025	$33,645
(1) Includes approximately $8.5 million of revenue from gift cards, including breakage, and subscription revenues that were previously included in contract liabilities as of March 31, 2025. Loyalty points are not separately identifiable and therefore revenues recognized from the redemption of loyalty points consists of both points that were included in the liability balance at the beginning of the period and those that were issued during the period.

NOTE 11. RESTRUCTURING AND RELATED CHARGES
During Fiscal 2025, the Company's Board of Directors approved a restructuring plan (the "2025 restructuring plan") designed to strengthen and support the Company's financial and operational efficiencies. The 2025 restructuring plan is expected to range between $140 million to $160 million of pre-tax restructuring and related charges, including (i) up to $90 million in cash-related charges, consisting of approximately $27 million in employee severance and benefits costs and $63 million related to various transformational initiatives; and (ii) up to $70 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $63 million in facility, software, and other asset-related charges and impairments. The 2025 restructuring plan is expected to be substantially complete by the end of Fiscal 2026.
Restructuring and related charges are included in the Company's Corporate Other non-operating segment. The following table summarizes the costs recorded during the periods indicated, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan:

	Three Months Ended June 30,		Estimated Charges Remaining to be Incurred(1)
	2025	2024
Costs recorded in restructuring charges:
Employee-related costs	$4,649	$10,345
Facility-related costs	6,311	8,038
Other restructuring costs	1,868	6,703
Total costs recorded in restructuring charges	$12,828	$25,086	$30,203
Costs recorded in selling, general and administrative expenses:
Employee related costs	—	8,522
Other transformation initiatives	8,259	135
Total costs recorded in selling, general and administrative expenses	$8,259	$8,657	$19,548
Total restructuring and related charges	$21,087	$33,743	$49,751
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
A summary of the activity in the restructuring reserve related to the Company's 2025 restructuring plan for the three months ended June 30, 2025 is as follows:

	Employee Related Costs	Facility Related Costs	Other Restructuring Related Costs
Balance at March 31, 2025	$3,935	$712	$10,698
Net additions (recoveries) charged to expense (1)	4,649	756	1,858
Cash payments	(1,589)	(1,078)	(816)
Foreign exchange and other	403	22	675
Balance as of June 30, 2025	$7,398	$412	$12,415
(1) Amount excludes approximately $5.6 million of non-cash facility-related and other charges recorded during the three months ended June 30, 2025.

NOTE 12. STOCK-BASED COMPENSATION
The Under Armour, Inc. Fourth Amended and Restated 2005 Omnibus Long-Term Incentive Plan as amended (the "2005 Plan") provides for the issuance of stock options, restricted stock, restricted stock units and other equity awards to officers, directors, key employees and other persons. The 2005 Plan terminates in 2033. As of June 30, 2025, 8.4 million Class A shares and 20.4 million Class C shares are available for future grants of awards under the 2005 Plan.
Awards Granted to Employees and Non-Employee Directors
Total stock-based compensation expense associated with awards granted to employees and non-employee directors for the three months ended June 30, 2025 was $10.7 million (three months ended June 30, 2024: $14.4 million). As of June 30, 2025, the Company had $89.1 million of unrecognized compensation expense related to these awards expected to be recognized over a weighted average period of 2.45 years. The unrecognized expense does not include any expense related to performance-based restricted stock unit awards for which the performance targets have been deemed improbable as of June 30, 2025. Refer to "Stock Options" and "Restricted Stock and Restricted Stock Unit Awards" below for further information on these awards. A summary of each of these plans is as follows:
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
The receipt of the shares otherwise deliverable upon vesting of the restricted stock units automatically defers into deferred stock units under the DSU Plan. Under the DSU Plan each deferred stock unit represents the

Company’s obligation to issue one share of the Company's Class A or Class C Common Stock with the shares delivered six months following the termination of the director's service. The Company had 1.1 million deferred stock units outstanding as of June 30, 2025.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plans (the "ESPPs") allow for the purchase of Class A Common Stock and Class C Common Stock by all eligible employees at a 15% discount from fair market value subject to certain limits as defined in the ESPPs. As of June 30, 2025, the Company had 2.7 million Class A shares and 2.1 million Class C shares available for future purchases under the ESPPs. During the three months ended June 30, 2025, 0.1 million Class C shares were purchased under the ESPPs (three months ended June 30, 2024: 0.1 million).
Awards granted to Certain Marketing and Other Partners
In addition to the plans discussed above, the Company may also, from time to time, issue deferred stock units or restricted stock units to certain of our marketing and other partners in connection with their entering into endorsement or other service agreements with the Company. The terms of each agreement set forth the number of units to be granted and the delivery dates for the shares, which range over a multi-year period, depending on the contract. Total stock-based compensation expense related to these awards for the three months ended June 30, 2025 was $1.8 million (three months ended June 30, 2024: $1.9 million). As of June 30, 2025, the Company had $63.0 million of unrecognized compensation expense associated with these awards expected to be recognized over a weighted average period of 9.14 years.
Summary by Award Classification:
Stock Options
A summary of the Company's stock options activity for the three months ended June 30, 2025 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value
Outstanding at March 31, 2025	1,356	$16.68	3.31	$—
Granted, at fair market value	150	6.20	9.88
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at June 30, 2025	1,506	$15.63	3.74	$44
Exercisable at June 30, 2025	1,356	$16.68	3.06	$—

The Company uses the Black-Scholes option-pricing model to estimate the fair market value of stock option awards. The expected life of options is calculated using the "simplified method", which is equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk free interest rate is based on the yield for the U.S. Treasury bill with a maturity equal to the expected life of the stock option. Expected volatility is based on the Company's historical average.
A summary of the assumptions used to determine grant date fair value of the Company's options granted during the three months ended June 30, 2025 is presented below. No options were granted during the three months ended June 30, 2024.

Three months ended June 30, 2025
Weighted-average fair value of options granted	$3.40
Weighted-average assumptions used:
Expected volatility	51.7%
Expected dividend yield	0.0%
Expected life	6.25 years
Risk-free rate	4.18%
Exercise price	$6.20

Restricted Stock and Restricted Stock Unit Awards
A summary of the Company's restricted stock and restricted stock unit awards activity for the three months ended June 30, 2025 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	22,976	$7.58
Granted	8,478	5.79
Forfeited(1)	(965)	7.99
Vested	(3,849)	8.24
Outstanding at June 30, 2025	26,640	$6.91
(1) Includes 0.5 million of performance-based restricted stock units awarded to certain executives and key employees under the 2005 Plan during Fiscal 2023, which have been fully forfeited due to the failure to meet the financial performance conditions.

The awards outstanding at June 30, 2025 in the table above includes the following performance-based restricted stock units that were awarded to certain executives and key employees under the 2005 Plan:
•2.0 million of performance-based restricted stock unit awards with market conditions that were awarded to the Company's President and CEO under the 2005 plan during the three months ended June 30, 2025. These awards have a weighted average fair value of $4.52 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model.
•2.0 million of performance-based restricted stock unit awards with market conditions that were awarded to the Company's President and CEO under the 2005 plan during Fiscal 2025. These awards have a weighted average fair value of $4.13 and have vesting that is tied to the achievement of certain stock price targets for the Company's Class C Common Stock. The fair value of these awards was determined on the grant date using a Monte Carlo simulation model.
•0.6 million performance-based restricted stock units, granted during Fiscal 2025, with a weighted average fair value of $6.88. These awards have financial performance conditions with vesting that is tied to the achievement of certain annual revenue and operating income targets, which were achieved as of June 30, 2025.
•0.9 million performance-based restricted stock units, granted during Fiscal 2024, with a weighted average fair value of $6.93. These awards have financial performance conditions with vesting that is tied to the achievement of certain revenue and operating income targets. As of June 30, 2025, the Company continued to deem the achievement of the targets for these awards to be improbable and as such no stock-based compensation expense was recorded during the three months ended June 30, 2025.

The Company assesses the probability of the achievement of the revenue and operating income targets at the end of each reporting period and based on that assessment cumulative adjustments may be recorded in future periods.

NOTE 13. FAIR VALUE MEASUREMENTS
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

	June 30, 2025			March 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative foreign currency contracts (see Note 14)	$—	$(63,482)	$—	$—	$192	$—
Deferred Compensation Plan obligations	$—	$(17,775)	$—	$—	$(16,830)	$—
TOLI policies held by the Rabbi Trust	$—	$9,610	$—	$—	$8,726	$—
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
The Company offers the Under Armour, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") which allows a select group of management or highly compensated employees, as approved by the Human Capital and Compensation Committee of the Board of Directors, to make an annual base salary and/or bonus deferral for each year. The Deferred Compensation Plan obligations are included in other long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company established a Rabbi Trust to fund obligations to participants in the Deferred Compensation Plan. The assets held in the Rabbi Trust, which are trust owned life insurance ("TOLI") policies, are consolidated and are included in other long-term assets on the Condensed Consolidated Balance Sheets. The fair value of the TOLI policies are based on the cash-surrender value of the life insurance policies, which are invested primarily in mutual funds and a separately managed fixed income fund. These investments are initially made in the same funds and purchased in substantially the same amounts as the selected investments of participants in the Deferred Compensation Plan, which represent the underlying liabilities to participants. Liabilities under the Deferred Compensation Plan are recorded at amounts due to participants, based on the fair value of participants' selected investments.
Fair value of Long-Term Debt
The Company's long term debt is not remeasured to fair value since its carrying value approximates fair value based on the variable nature of interest rates and current market rates available to the Company. The estimated fair value of long-term debt is based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). As of June 30, 2025, the estimated fair value of the Company's long term debt was $998.1 million (March 31, 2025: $583.9 million).
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

NOTE 14. RISK MANAGEMENT AND DERIVATIVES
The Company is exposed to global market risks, including the effects of changes in foreign currency and interest rates. The Company uses derivative instruments to manage financial exposures that occur in the normal course of business and does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments in accordance with Accounting Standards Codification 815 "Derivatives and Hedging" ("ASC 815"). The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to forecasted cash flows and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The Company's foreign exchange risk management program consists of designated cash flow hedges and undesignated hedges. As of June 30, 2025, the Company has hedge instruments primarily for British Pound/U.S. Dollar, Euro/U.S. Dollar, U.S. Dollar/Chinese Renminbi, U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, and U.S. Dollar/Japanese Yen currency pairs.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value and are classified based on the instrument's maturity date.
The following table presents the fair value of the Company's foreign currency contracts within the respective line items on the Condensed Consolidated Balance Sheets. Refer to Note 13 of these Condensed Consolidated Financial Statements for a discussion of the fair value measurements.

	June 30, 2025	March 31, 2025
Derivatives designated as hedging instruments
Prepaid expenses and other current assets	$2,171	$13,137
Other long-term assets	82	507
Total derivative assets designated as hedging instruments	$2,253	$13,644

Other current liabilities	$43,765	$6,359
Other long-term liabilities	21,207	5,581
Total derivative liabilities designated as hedging instruments	$64,972	$11,940

Derivatives not designated as hedging instruments
Other current assets	$409	$78
Total derivative assets not designated as hedging instruments	$409	$78

Other current liabilities	$1,172	$1,590
Total derivative liabilities not designated as hedging instruments	$1,172	$1,590

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items:

	Three Months Ended June 30,
	2025		2024
	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity	Total	Amount of Gain (Loss) on Cash Flow Hedge Activity
Net revenues	$1,134,068	$(2,897)	$1,183,665	$75
Cost of goods sold	$587,572	$5,662	$620,990	$(3,161)
Interest income (expense), net	$(4,051)	$(9)	$2,344	$(9)
Other income (expense), net	$(4,695)	$—	$(2,730)	$—

The following tables present the amounts affecting the Condensed Consolidated Statements of Comprehensive Income (Loss) from derivatives designated as cash flow hedges:

	Balance as of March 31, 2025	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2025
Foreign currency contracts	$7,081	$(62,882)	$2,765	$(58,566)
Interest rate swaps	(386)	—	(9)	(377)
Total designated as cash flow hedges	$6,695	$(62,882)	$2,756	$(58,943)

	Balance as of March 31, 2024	Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	Amount of gain (loss) reclassified from other comprehensive income (loss) into income	Balance as of June 30, 2024
Foreign currency contracts	$(10,645)	$20,356	$(3,086)	$12,797
Interest rate swaps	(422)	—	(9)	(413)
Total designated as cash flow hedges	$(11,067)	$20,356	$(3,095)	$12,384

The following table presents the amounts in the Condensed Consolidated Statements of Operations in which the effects of undesignated derivative instruments are recorded and the effects of fair value hedge activity on these line items:

	Three Months Ended June 30,
	2025		2024
	Total	Amount of Gain (Loss) on Fair Value Hedge Activity	Total	Amount of Gain (Loss) on Fair Value Hedge Activity
Other income (expense), net	$(4,695)	$(3,331)	$(2,730)	$1,051
Cash Flow Hedges
The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are driven by non-functional currency generated revenue, non-functional currency inventory purchases and certain other intercompany transactions. The Company enters into foreign currency contracts to reduce the risk associated with the foreign currency exchange rate fluctuations on these transactions. Certain contracts are designated as cash flow hedges. As of June 30, 2025, the aggregate notional value of the Company's outstanding cash flow hedges was $1,365.5 million (March 31, 2025: $1,113.6 million), with contract maturities ranging from one to twenty-four months.
The Company may enter into long-term debt arrangements with various lenders which bear a range of fixed and variable rates of interest. The nature and amount of the Company's long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company may elect to enter into interest rate swap contracts to reduce the impact associated with interest rate fluctuations. The interest rate swap contracts are accounted for as cash flow hedges. Refer to Note 7 of these Condensed Consolidated Financial Statements for a discussion of long-term debt.
For contracts designated as cash flow hedges, the changes in fair value are reported as other comprehensive income (loss) and are recognized in current earnings in the period or periods during which the hedged transaction affects current earnings. Effective hedge results are classified in the Condensed Consolidated Statements of Operations in the same manner as the underlying exposure.
Undesignated Derivative Instruments
The Company has entered into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the Condensed Consolidated Balance Sheets. Undesignated instruments are recorded at fair value as a derivative asset or liability on the Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in other expense, net, together with the re-measurement gain or loss from the hedged balance sheet position. As of June 30, 2025, the total notional value of the Company's outstanding undesignated derivative instruments was $514.5 million (March 31, 2025: $450.7 million).
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

NOTE 15. PROVISION FOR INCOME TAXES
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
The effective rates for income taxes were 49.0% and (1.7)% for the three months ended June 30, 2025 and 2024, respectively. The increase in the Company's effective tax rate was primarily driven by year over year changes in actual and forecasted annual pre-tax earnings, partially offset by the impact of discrete items as a percentage of the pre-tax results in each period.
The United States enacted the budget reconciliation H.R. 1, referred to as One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025. The OBBBA includes a broad range of tax reform provisions, including modifications to U.S. taxation on foreign earnings, the restoration of bonus depreciation and research expensing and other U.S. corporate tax provisions. The Company is currently assessing the impact of the legislation.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2025, for the Company's U.S. federal interest expense carryforwards and the majority of the U.S. states and certain foreign taxing jurisdictions, the Company believes the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these deferred tax assets and has maintained valuation allowances against these assets. The Company is actively monitoring the global trade environment due to recent and potential changes in global trade policy. If incremental tariffs are incurred by the Company, it may negatively impact its ability to realize U.S. federal net deferred tax assets requiring the recording of a material valuation allowance. The Company will continue to evaluate its ability to realize its net deferred tax assets on a quarterly basis.

NOTE 16. EARNINGS PER SHARE
The following represents a reconciliation from basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,
	2025	2024
Numerator
Net income (loss)	$(2,612)	$(305,426)
Denominator
Weighted average common shares outstanding Class A, B and C - Basic	427,116	435,693
Dilutive effect of Class A, B, and C securities (1)	—	—
Weighted average common shares and dilutive securities outstanding Class A, B, and C	427,116	435,693

Class A and Class C securities excluded as anti-dilutive (2)	16,983	17,980

Basic net income (loss) per share of Class A, B and C common stock	$(0.01)	$(0.70)
Diluted net income (loss) per share of Class A, B and C common stock	$(0.01)	$(0.70)
(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. No stock options or restricted stock units were included in the computation of diluted earnings per share during periods when the Company was in a net loss position, as their effect would be anti-dilutive.
(2) Represents stock options and restricted stock units of Class A and Class C Common Stock outstanding that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 17. SEGMENT DATA
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
The Company excludes certain corporate items from its segment profitability measures. The Company reports these items within Corporate Other, which is designed to provide increased transparency and comparability of the Company's operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global information technology, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; and (iii) certain foreign currency hedge gains and losses.
The following tables summarize the Company's net revenues, significant expenses and operating income (loss) by its geographic segments, including a reconciliation to income before taxes. Intercompany balances are eliminated in consolidation and are not reviewed when evaluating segment performance.

	Three months ended June 30, 2025
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$670,319	$248,607	$163,386	$54,575	$1,136,887	$(2,819)	$1,134,068
Less:
Marketing and advertising costs	47,758	19,238	19,756	1,354	88,106	22,652	110,758
Other segment expenses(1)(2)	501,124	189,726	128,927	46,615	866,392	153,595	1,019,987
Total operating income (loss)	$121,437	$39,643	$14,703	$6,606	$182,389	$(179,066)	$3,323
Interest income (expense), net							(4,051)
Other income (expense), net							(4,695)
Income (loss) before income taxes							$(5,423)

	Three months ended June 30, 2024
	North America	EMEA	Asia-Pacific	Latin America	Total Reportable Segments	Corporate Other	Total
Net revenues	$709,260	$226,892	$181,836	$64,409	$1,182,397	$1,268	$1,183,665
Less:
Marketing and advertising costs	40,174	35,104	24,457	1,549	101,284	20,051	121,335
Other segment expenses(1)(3)	521,197	171,332	147,444	47,689	887,662	474,396	1,362,058
Total operating income (loss)	$147,889	$20,456	$9,935	$15,171	$193,451	$(493,179)	$(299,728)
Interest income (expense), net							2,344
Other income (expense), net							(2,730)
Income (loss) before income taxes							$(300,114)
(1) Other segment expenses include cost of goods sold, as well as selling, general and administrative costs including compensation-related expenses, facility-related expenses, selling and distribution expenses, consulting expenses, depreciation and amortization, bad debt, and other miscellaneous expenses.
(2) Other segment expenses for the Corporate other non-operating segment for the three months ended June 30, 2025, includes $21.1 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11).
(3) Other segment expenses for the Corporate other non-operating segment for the three months ended June 30, 2024, includes $33.7 million of restructuring and related charges incurred under the 2025 restructuring plan (refer to Note 11) and $274 million of net litigation expense related to the settlement of the Company's Consolidated Securities Action litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help readers understand our results of operations and financial condition, and is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying Notes to our Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for Fiscal 2025, filed with the Securities Exchange Commission ("SEC") on May 22, 2025, under the captions "Business" and "Risk Factors".
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
Unless otherwise noted: (i) all dollar and percentage comparisons made herein refer to the three months ended June 30, 2025 compared to the three months ended June 30, 2024; and (ii) all tabular data is presented in thousands, except share and per share data.

FORWARD LOOKING STATEMENTS
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by these forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and MD&A herein and in our Annual Report on Form 10-K for Fiscal 2025. These factors include without limitation:
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
•our ability to remediate the material weakness discussed elsewhere in this Quarterly Report on Form 10-Q; and
•our potential exposure to and the financial impact of litigation and other proceedings, including those legal proceedings discussed elsewhere in this Quarterly Report on Form 10-Q.
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
Quarterly Results
During the three months ended June 30, 2025, challenging market conditions persisted, particularly in North America and Asia-Pacific, driven by lower consumer demand across both our wholesale and direct-to-consumer channels.
Financial highlights for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 include:
•Total net revenues decreased 4.2%.
•Within our distribution channels, wholesale revenue decreased 4.6% and direct-to-consumer revenue decreased 3.5%.
•Within our product categories, apparel revenue decreased 1.5%, footwear revenue decreased 14.3%, and accessories revenue increased 8.1%.
•Net revenue decreased 5.5% in North America, increased 9.6% in EMEA, decreased 10.1% in Asia-Pacific and decreased 15.3% in Latin America.
•Gross margin increased 70 basis points to 48.2%.
•Selling, general and administrative expenses decreased 36.7%.

2025 Restructuring Plan
During Fiscal 2025, our Board of Directors approved the 2025 restructuring plan, designed to strengthen and support our financial and operational efficiencies. The 2025 restructuring plan is expected to range between $140 million to $160 million of pre-tax restructuring and related charges, including (i) up to $90 million in cash-related charges, consisting of approximately $27 million in employee severance and benefits costs and $63 million related to various transformational initiatives; and (ii) up to $70 million in non-cash charges, including approximately $7 million in employee severance and benefits costs and $63 million in facility, software, and other asset-related charges and impairments. The 2025 restructuring plan is expected to be substantially complete by the end of Fiscal 2026.
Restructuring and related charges are included in our Corporate Other non-operating segment. The following table summarizes the costs recorded during the periods indicated, as well as the current estimate of remaining charges expected to be incurred in connection with the 2025 restructuring plan:

	Three Months Ended June 30,		Estimated Charges Remaining to be Incurred(1)
	2025	2024
Costs recorded in restructuring charges:
Employee-related costs	$4,649	$10,345
Facility-related costs	6,311	8,038
Other restructuring costs	1,868	6,703
Total costs recorded in restructuring charges	$12,828	$25,086	$30,203
Costs recorded in selling, general and administrative expenses:
Employee related costs	—	8,522
Other transformation initiatives	8,259	135
Total costs recorded in selling, general and administrative expenses	$8,259	$8,657	$19,548
Total restructuring and related charges	$21,087	$33,743	$49,751
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
Macroeconomic Factors and Other Global Events
We are actively monitoring the evolving global trade environment, including recent changes in global trade policy, as well as indirect effects on consumer discretionary spending. We continue to assess the implications for our business and are actively implementing mitigation strategies. However, based on information that is currently available, these changes will have a material impact on our Fiscal 2026 results of operations, including revenue, gross profit and operating income. We currently anticipate a negative impact of approximately $100 million to our cost of goods sold in Fiscal 2026 attributable to incremental tariff rates, which is expected to impact gross profit by approximately 200 basis points.
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
See "Risk Factors—Economic and Industry Risks—Our business depends on consumer purchases of discretionary items, which can be negatively impacted during an economic downturn or periods of inflation. This could materially impact our sales, profitability, results of operations and financial condition"; "—Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results"; "—Our financial results and ability to grow our business may be negatively impacted by global events beyond our control"; and "—Financial Risks—Our financial results could be adversely impacted by currency exchange rate fluctuations" included in Item 1A of our Annual Report on Form 10-K for Fiscal 2025.

RESULTS OF OPERATIONS
The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,
	2025		2024
Net revenues	$1,134,068	100.0%	$1,183,665	100.0%
Cost of goods sold	587,572	51.8%	620,990	52.5%
Gross profit	546,496	48.2%	562,675	47.5%
Selling, general and administrative expenses	530,345	46.8%	837,317	70.7%
Restructuring charges	12,828	1.1%	25,086	2.1%
Income (loss) from operations	3,323	0.3%	(299,728)	(25.3)%
Interest income (expense), net	(4,051)	(0.4)%	2,344	0.2%
Other income (expense), net	(4,695)	(0.4)%	(2,730)	(0.2)%
Income (loss) before income taxes	(5,423)	(0.5)%	(300,114)	(25.4)%
Income tax expense (benefit)	(2,658)	(0.2)%	5,149	0.4%
Income (loss) from equity method investments	153	—%	(163)	—%
Net income (loss)	$(2,612)	(0.2)%	$(305,426)	(25.8)%
Revenues
Net revenues consist of net sales and license revenues. Net sales consist of sales from apparel, footwear and accessories products. Our license revenues primarily consist of fees paid to us by licensees in exchange for the use of our trademarks on their products. The following tables summarize net revenues by product category and distribution channel for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Net Revenues by Product Category:
Apparel	$746,592	$757,792	$(11,200)	(1.5)%
Footwear	265,855	310,389	(44,534)	(14.3)%
Accessories	100,078	92,545	7,533	8.1%
Net Sales	1,112,525	1,160,726	(48,201)	(4.2)%
License revenues	24,362	21,671	2,691	12.4%
Corporate Other (1)	(2,819)	1,268	(4,087)	(322.3)%
Total net revenues	$1,134,068	$1,183,665	$(49,597)	(4.2)%

Net Revenues by Distribution Channel:
Wholesale	$649,050	$680,513	$(31,463)	(4.6)%
Direct-to-consumer	463,475	480,213	(16,738)	(3.5)%
Net Sales	1,112,525	1,160,726	(48,201)	(4.2)%
License revenues	24,362	21,671	2,691	12.4%
Corporate Other (1)	(2,819)	1,268	(4,087)	(322.3)%
Total net revenues	$1,134,068	$1,183,665	$(49,597)	(4.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

Net Sales
Net sales decreased by $48.2 million, or 4.2%, to $1.1 billion during the three months ended June 30, 2025, from $1.2 billion during the three months ended June 30, 2024. Apparel decreased primarily due to lower average selling prices and unfavorable channel mix, partially offset by higher units sold. Footwear decreased primarily due to lower unit sales, lower average selling prices and unfavorable channel mix. Accessories increased primarily due to higher unit sales, partially offset by unfavorable channel mix. From a channel perspective, the decrease in net sales was due to a decrease in both wholesale and direct-to-consumer.
License Revenues
License revenues increased by $2.7 million or 12.4%, to $24.4 million during three months ended June 30, 2025, from $21.7 million during three months ended June 30, 2024. This was primarily due to higher revenues from our licensing partners in North America and from our international licensing partners.
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
We include outbound freight costs associated with shipping goods to customers as cost of goods sold; however, we include the majority of outbound handling costs as a component of selling, general and administrative expenses. As a result, our gross profit may not be comparable to that of other companies that include outbound handling costs in their cost of goods sold. Outbound handling costs include costs associated with preparing goods to ship to customers and certain costs to operate our distribution facilities. These costs were $19.5 million for the three months ended June 30, 2025 (three months ended June 30, 2024: $17.5 million).
Gross profit decreased by $16.2 million to $546.5 million during three months ended June 30, 2025, as compared to $562.7 million during three months ended June 30, 2024. Gross profit as a percentage of net revenues, or gross margin, increased to 48.2% from 47.5%. This increase in gross margin of approximately 70 basis points was primarily driven by favorable impacts of 55 basis points from changes in foreign exchange, 30 basis points from product mix and 30 basis points from pricing benefits. These benefits were partially offset by unfavorable impacts of 30 basis points from channel mix and 15 basis points from supply chain.
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

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Selling, General and Administrative Expenses	$530,345	$837,317	$(306,972)	(36.7)%
Selling, general and administrative expenses decreased by $307.0 million, or 36.7%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Within selling, general and administrative expenses:
•Marketing and advertising costs decreased $10.6 million or 8.7%, due to a reduction in marketing activities during the period. As a percentage of net revenues, marketing and advertising costs decreased to 9.8% from 10.3%.
•Other costs decreased $296.4 million or 41.4%, primarily due to lower litigation reserve expense. Other costs in the prior year included litigation reserve expense relating to the settlement of the Company's

Consolidated Securities Action litigation in Fiscal 2025 (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025). As a percentage of net revenues, other costs decreased to 37.0% from 60.5%.
As a percentage of net revenues, selling, general and administrative expenses decreased to 46.8% during the three months ended June 30, 2025 as compared to 70.7% during the three months ended June 30, 2024.
Restructuring Charges
Restructuring charges within our operating expenses primarily consist of employee severance and benefit costs, various transformational initiatives and facility, software and other asset-related charges and impairments. See Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Restructuring charges	$12,828	$25,086	$(12,258)	(48.9)%
Restructuring charges decreased by $12.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to lower employee-related charges and lower facility-related impairment charges.
Interest Income (Expense), net
Interest income (expense), net is primarily comprised of interest income earned on our cash and cash equivalents, offset by interest expense incurred on our debt facilities. See Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Interest income (expense), net	$(4,051)	$2,344	$(6,395)	(272.8)%
Interest expense, net increased by $6.4 million to $4.1 million during the three months ended June 30, 2025 compared to interest income, net of $2.3 million during the three months ended June 30, 2024, primarily due to a decrease in interest income resulting from lower interest rates on lower cash balances. Additionally, interest expense increased slightly as a result of the issuance of the Senior Notes due 2030 in June 2025.
Other Income (Expense), net
Other income (expense), net generally consists of unrealized and realized gains and losses on our foreign currency derivative financial instruments, and unrealized and realized gains and losses on adjustments that arise from fluctuations in foreign currency exchange rates relating to transactions generated by our international subsidiaries. Other income (expense), net also includes rent expense and associated sublease income relating to lease assets held solely for sublet purposes.

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Other income (expense), net	$(4,695)	$(2,730)	$(1,965)	(72.0)%
Other expense, net increased by $2.0 million to $4.7 million during the three months ended June 30, 2025 compared to $2.7 million during the three months ended June 30, 2024. This was primarily due to net losses from foreign currency hedges.
Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
Income tax expense (benefit)	$(2,658)	$5,149	$(7,807)	(151.6)%
Income tax expense decreased by $7.8 million to a tax benefit of $2.7 million during the three months ended June 30, 2025 from income tax expense of $5.1 million during the three months ended June 30, 2024. For three months ended June 30, 2025, our effective tax rate was 49.0% compared to (1.7)% for the three months ended June 30, 2024. The increase in our effective tax rate was primarily driven by year over year changes in actual and forecasted annual pre-tax earnings, partially offset by the impact of discrete items as a percentage of the pre-tax results in each period.

SEGMENT RESULTS OF OPERATIONS
Our operating segments are based on how our Chief Operating Decision Maker ("CODM") makes decisions about allocating resources and assessing performance. Our segments are defined by geographic regions, including North America, EMEA, Asia-Pacific and Latin America.
We exclude certain corporate items from our segment profitability measures. We report these items within Corporate Other, which is designed to provide increased transparency and comparability of our operating segments' performance. Corporate Other consists primarily of (i) general and administrative expenses not allocated to an operating segment, including expenses associated with centrally managed departments such as global marketing, global information technology, global supply chain and innovation, and other corporate support functions; (ii) restructuring and restructuring related charges, if any; and (iii) certain foreign currency hedge gains and losses.
The net revenues and operating income (loss) associated with our segments are summarized in the following tables.
Net Revenues

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
North America	$670,319	$709,260	$(38,941)	(5.5)%
EMEA	248,607	226,892	21,715	9.6%
Asia-Pacific	163,386	181,836	(18,450)	(10.1)%
Latin America	54,575	64,409	(9,834)	(15.3)%
Corporate Other (1)	(2,819)	1,268	(4,087)	(322.3)%
Total net revenues	$1,134,068	$1,183,665	$(49,597)	(4.2)%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program.

The decrease in total net revenues for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was driven by the following:
•Net revenues in our North America region decreased by $38.9 million, or 5.5%. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in both e-commerce and owned and operated retail stores.
•Net revenues in our EMEA region increased by $21.7 million, or 9.6%. This was driven by an increase in both our wholesale and direct-to-consumer channels. Within our direct-to-consumer channel, net revenues increased in owned and operated retail stores, partially offset by a decrease in e-commerce. Net revenues in our EMEA region were also positively impacted by changes in foreign exchange rates.
•Net revenues in our Asia-Pacific region decreased by $18.5 million, or 10.1%. This was driven by a decrease in both our wholesale and direct-to-consumer channels, partially offset by an increase in license revenues. Within our direct-to-consumer channel, net revenues decreased in e-commerce partially offset by an increase in owned and operated retail stores.
•Net revenues in our Latin America region decreased by $9.8 million, or 15.3%. This was primarily driven by negative impacts of changes in foreign exchange rates. By channel, the decrease was in both our wholesale channel and our direct-to-consumer channel. Within our direct-to-consumer channel, net revenues decreased in both owned and operated retail stores and e-commerce.
•Net revenues in our Corporate Other non-operating segment decreased by $4.1 million. This was primarily driven by foreign currency hedge losses related to revenues generated by entities within our operating segments.

Operating Income (Loss)

	Three Months Ended June 30,
	2025	2024	Change ($)	Change (%)
North America	$121,437	$147,889	$(26,452)	(17.9)%
EMEA	39,643	20,456	19,187	93.8%
Asia-Pacific	14,703	9,935	4,768	48.0%
Latin America	6,606	15,171	(8,565)	(56.5)%
Corporate Other (1)	(179,066)	(493,179)	314,113	63.7%
Total operating income (loss)	$3,323	$(299,728)	$303,051	101.1%
(1) Corporate Other primarily includes foreign currency hedge gains and losses related to revenues generated by entities within our operating segments but managed through our central foreign exchange risk management program. Corporate Other also includes expenses related to our central supporting functions.

The increase in total operating income for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily driven by the following:
•Operating income in our North America region decreased by $26.5 million, or 17.9%. This was primarily due to a decrease in gross profit, higher marketing and advertising costs and higher selling and distribution expenses. These were partially offset by lower facility-related expenses. The decrease in gross profit was primarily driven by lower net revenues as discussed above, partially offset by lower product input and freight costs.
•Operating income in our EMEA region increased by $19.2 million, or 93.8%. This was primarily due to lower marketing and advertising costs, lower facility-related expenses and an increase in gross profit. These were partially offset by higher salaries expense and higher selling and distribution costs. The increase in gross profit was driven by higher net revenues, as discussed above, partially offset by higher product input costs.
•Operating income in our Asia-Pacific region increased by $4.8 million, or 48.0%. This was primarily due to lower marketing and advertising costs, lower selling and distribution expenses and an increase in gross profit. The increase in gross profit was primarily driven by lower product costs, partially offset by lower net revenues as discussed above.
•Operating income in our Latin America region decreased by $8.6 million, or 56.5%. This was primarily due to a decrease in gross profit, partially offset by lower selling and distribution expenses. The decrease in gross profit was primarily driven by lower net revenues as discussed above.
•Operating loss in our Corporate Other non-operating segment decreased by $314.1 million, or 63.7%. This was primarily driven by higher net litigation expense in the prior year related to the settlement of the Company's Consolidated Securities Action litigation (refer to Note 10 of the Consolidated Financial Statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for Fiscal 2025).

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

As of June 30, 2025, we had approximately $911 million of cash and cash equivalents. As described below, on June 23, 2025, we issued $400 million in aggregate principal amount of Senior Notes due 2030 (as defined below) and, during the second quarter of Fiscal 2026, we intend to use the net proceeds from this offering, together with borrowings under our amended credit agreement and cash on hand to redeem, repurchase or otherwise retire the Senior Notes due 2026 (as defined below) in full or deposit with the trustee all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity. We believe our cash and cash equivalents on hand, cash from operations, our ability to reduce our expenditures as needed, borrowings available to us under our amended credit agreement, our ability to access the capital markets, and other financing alternatives are adequate to meet our liquidity needs and capital expenditure requirements for at least the next twelve months. In addition, from time to time, based on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and subject to compliance with applicable laws and regulations, we may seek to utilize cash on hand, borrowings or raise capital to retire, repurchase or redeem our debt securities, repay debt, repurchase shares of our common stock or otherwise enter into similar transactions to support our capital structure and business or utilize excess cash flow on a strategic basis. For example, as further described below, in May 2024, our Board of Directors authorized a share repurchase program pursuant to which we are authorized to repurchase a total of $500 million of our Class C Common Stock through May 2027. As of June 30, 2025, we have repurchased a total of $90 million Class C Common Stock through accelerated share repurchase transactions under this program.
If there are unexpected material impacts to our business in future periods from significant global events, such as an economic recession or changes in global trade policy, that have a significant adverse effect on our profitability, including increased costs to create and sell our products, we may consider additional alternatives to preserve our liquidity. These alternatives may include further reducing our expenditures, changing our investment strategies, reducing compensation costs, and limiting certain marketing and capital expenditures. In addition, we may seek alternative sources of liquidity, including but not limited to, accessing capital markets, sale-leaseback transactions or other sales of assets or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, a prolonged or more severe economic recession, inflationary pressure, or a slow recovery could adversely affect our business and liquidity and could require us to take certain of the liquidity preserving actions described above.
Refer to our "Risk Factors" section included in Part I, Item 1A of our Annual Report on Form 10-K for Fiscal 2025.
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
No shares were repurchased under the share repurchase program during the three months ended June 30, 2025 (three months ended June 30, 2024: 5.9 million shares of Class C Common Stock repurchased and immediately retired).
As of the date of this Quarterly Report on Form 10-Q, we repurchased a total of $90 million or 12.8 million outstanding shares of Class C Common Stock, leaving approximately $410 million remaining under our current share repurchase program.

Cash Flows
The following table presents the major components of our cash flows provided by and used in operating, investing and financing activities for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change ($)
Net cash provided by (used in):
Operating activities	$48,852	$152,975	$(104,123)
Investing activities	(35,362)	4,319	(39,681)
Financing activities	387,303	(128,220)	515,523
Effect of exchange rate changes on cash and cash equivalents	9,314	(2,830)	12,144
Net increase (decrease) in cash and cash equivalents	$410,107	$26,244	$383,863
Operating Activities
Cash flows provided by operating activities decreased by $104.1 million, as compared to the three months ended June 30, 2024, primarily driven by a decrease from changes in working capital of $366.4 million, offset by an increase in net income before the impact of non-cash items of $262.2 million.
The changes in working capital were due to the following outflows:
•$371.6 million from changes in accrued expenses and other liabilities;
•$33.9 million from changes in inventories;
•$20.1 million from changes in accounts receivable; and
•$4.0 million from changes in other non-current assets.
These outflows were partially offset by the following working capital inflows:
•$22.8 million from changes in prepaid expenses and other current assets;
•$23.3 million from changes in income taxes payable and receivable, net;
•$13.4 million from changes in accounts payable; and
•$3.8 million from changes in customer refund liabilities.

Investing Activities
Cash flows used in investing activities increased by $39.7 million, as compared to the three months ended June 30, 2024. During the three months ended June 30, 2024, we collected a $50 million earn-out in connection with the sale of the MyFitnessPal platform. Additionally, total capital expenditures during the three months ended June 30, 2025 were $35.4 million, or approximately 3% of net revenues, representing a $10.3 million decrease from $45.7 million during the three months ended June 30, 2024. Our long-term operating principle for capital expenditures is to spend between 2% and 4% of annual net revenues as we invest in our global direct-to-consumer, e-commerce and digital businesses, information technology systems, distribution centers and our global offices.
Financing Activities
Cash flows provided by financing activities increased by $515.5 million, as compared to the three months ended June 30, 2024, primarily due to the issuance of $400 million of Senior Notes due 2030 (as defined below) on June 23, 2025. Additionally, during the three months ended June 30, 2024, we repaid the $80.9 million aggregate principal amount of the 1.50% Convertible Senior Notes due 2024 using cash on hand and paid $40.0 million to repurchase shares of our Class C Common Stock through accelerated share repurchase transactions.

Capital Resources
Credit Facility
On March 8, 2019, we entered into an amended and restated credit agreement by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (the "credit agreement"). In June 2025, we entered into the seventh amendment to the credit agreement (the credit agreement as amended, the "amended credit agreement" or the "revolving credit facility"). The amended credit agreement provides for an aggregate $1.1 billion of revolving credit commitments that has a term that ends on June 16, 2030, with permitted extensions under certain circumstances and subject to a springing maturity of 91 days prior to June 16, 2030 if, on such date, the Senior Notes due 2030 (as defined below) have not been refinanced. As of June 30, 2025 and March 31, 2025, there were no amounts outstanding under the revolving credit facility.
At our request and a lender's consent, commitments under the amended credit agreement may be increased by up to an amount equal to (x) the greater of (i) $400.0 million and (ii) 100% of consolidated EBITDA plus (y) an unlimited amount so long as, after giving effect to the relevant increase, the secured leverage ratio (calculated as set forth in the amended credit agreement) does not exceed 2.5 to 1.00 in aggregate, subject to certain conditions as set forth in the amended credit agreement. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
Up to $50.0 million of the facility may be used for the issuance of letters of credit. As of June 30, 2025, $45.6 million of letters of credit were outstanding (March 31, 2025: $45.7 million).
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
We are also required to maintain a ratio of consolidated EBITDA, to consolidated interest expense of not less than 3.50 to 1.0 (the "interest coverage covenant") and we are not permitted to allow the ratio of consolidated total indebtedness to consolidated EBITDA to be greater than 3.25 to 1.0, or, at our election during a fiscal quarter in which a permitted acquisition with a cash purchase price exceeding $100,000,000 is consummated, 3.75 to 1.00 (the "leverage covenant"), as described in more detail in the amended credit agreement. In July 2025, we entered into the eighth amendment to the credit agreement to exclude from the definition of indebtedness any indebtedness that has been defeased, satisfied and discharged and/or redeemed and to adjust the amount of interest expense included in the interest coverage covenant to exclude interest accruing on defeased debt. As of June 30, 2025, we were in compliance with the applicable covenants.
In addition, the amended credit agreement contains events of default that are customary for a facility of this nature, and includes a cross default provision whereby an event of default under other material indebtedness, as defined in the amended credit agreement, will be considered an event of default under the amended credit agreement.
Borrowings under the amended credit agreement bear interest at a rate per annum equal to, at our option, either (a) an alternate base rate (for borrowings in U.S. dollars), (b) a term rate (for borrowings in U.S. dollars, Euro or Japanese Yen) or (c) a "risk free" rate (for borrowings in U.S. dollars or Pounds Sterling), plus in each case an applicable margin. The applicable margin for loans will be adjusted by reference to a grid (the "pricing grid") based on the leverage ratio of consolidated total indebtedness to consolidated EBITDA and ranges between 1.00% to 1.75% (or, in the case of alternate base loans 0.00% to 0.75%). We will also pay a commitment fee determined in accordance with the pricing grid on the average daily unused amount of the revolving credit facility and certain fees with respect to letters of credit. As of June 30, 2025, the commitment fee was 17.5 basis points.
7.25% Senior Notes
On June 23, 2025, we issued $400.0 million in aggregate principal amount of 7.25% senior unsecured notes due July 15, 2030 (the "Senior Notes due 2030"). The Senior Notes due 2030 are guaranteed on a senior unsecured basis by our subsidiary guarantors that provide guarantees under the amended credit agreement. The Senior Notes due 2030 bear interest at a fixed rate of 7.25% per annum, payable semi-annually in arrears on January 15 and July 15 beginning on January 15, 2026. We may redeem some or all of the Senior Notes due 2030 at any time, or from time to time, at the redemption prices described in the indenture governing the Senior Notes due 2030.
The indenture governing the Senior Notes due 2030 contains negative covenants that limit us and certain of our subsidiaries' ability to engage in certain transactions and are subject to material exceptions described in the indenture governing the Senior Notes due 2030. We intend to use the net proceeds from the Senior Notes due

2030, together with borrowings under our amended credit agreement and cash on hand to redeem, repurchase or otherwise retire the Senior Notes due 2026 (as defined below) in full or deposit with the trustee all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 (as defined below) through maturity, in each case during the second quarter of Fiscal 2026.
3.25% Senior Notes
In June 2016, we issued $600.0 million in aggregate principal amount of 3.25% senior unsecured notes due June 15, 2026 (the "Senior Notes due 2026"). The Senior Notes bear interest at a fixed rate of 3.25% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2016. As discussed above, we intend to redeem, repurchase or otherwise retire the Senior Notes due 2026 in full or deposit with the trustee all amounts necessary to satisfy and discharge our obligations under the Senior Notes due 2026 through maturity, in each case during the second quarter of Fiscal 2026.
The indenture governing the Senior Notes due 2026 contains covenants, including limitations that restrict our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness and enter into sale and leaseback transactions and our ability to consolidate, merge or transfer all or substantially all of our properties or assets to another person, in each case subject to material exceptions described in the indenture.

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
Refer to Note 2 of our Consolidated Financial Statements, included in Part II, Item 8 of our Annual Report on Form 10-K for Fiscal 2025, for a summary of our significant accounting policies and our assessment of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since March 31, 2025. For a discussion of our exposure to market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for Fiscal 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting
As previously reported in the Company's Annual Report on Form 10-K for Fiscal 2025, we identified a material weakness in our internal control over financial reporting, as we did not design and maintain effective controls over the review and execution of certain balance sheet account reconciliations. Although this material weakness did not result in a material misstatement of our consolidated financial statements, it resulted in immaterial errors in our consolidated interim and annual financial statements for Fiscal 2025, Fiscal 2024, Fiscal 2023, the Transition Period and Fiscal 2021. Additionally, until we remediate this material weakness, it could result in material misstatements to our interim or annual consolidated financial statements that would not be prevented or detected on a timely basis.
Remediation Efforts and Status of Remaining Material Weakness
During the quarter ended June 30, 2025, with the oversight of the Audit Committee of the Board of Directors, management has been executing on and remains committed to implementing measures designed to ensure that the control deficiencies contributing to the ongoing material weakness are remediated, such that these controls are designed, implemented and operate effectively. The following activities are ongoing to remediate the remaining material weakness:
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
Changes in Internal Control Over Financial Reporting
As described above, we are taking step to remediate the material weakness in our internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been involved in litigation and other proceedings, including matters related to commercial disputes and intellectual property, as well as trade, regulatory and other claims related to our business. See Note 8 to our Condensed Consolidated Financial Statements for information on certain legal proceedings, which is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Our results of operations and financial condition could be adversely affected by numerous risks. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2025. These are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also negatively impact our business, financial condition, results of operations and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer purchases of equity securities:
The following table sets forth repurchases of our Class C Common Stock during the three months ended June 30, 2025 under the three-year $500 million share repurchase program authorized by our Board of Directors in May 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximately Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
04/01/2025 to 04/30/2025	—	$—	—	$410.0
05/01/2025 to 05/31/2025	—	$—	—	$410.0
06/01/2025 to 06/30/2025	—	$—	—	$410.0

ITEM 5. OTHER INFORMATION
(c)
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
4.1	Indenture, dated June 13, 2016, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 13, 2016).
4.2	Second Supplemental Indenture, dated June 23, 2025, among the Company, each of the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on June 23, 2025).
4.3	Form of 7.250% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on June 23, 2025).
10.1	Amendment No. 7, dated June 16, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 16, 2025).
10.2	Amendment No. 8, dated July 30, 2025, to the Amended and Restated Credit Agreement, dated March 8, 2019, by and among Under Armour, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and arrangers party thereto.
31.01	Section 302 Chief Executive Officer Certification.
31.02	Section 302 Chief Financial Officer Certification.
32.01	Section 906 Chief Executive Officer Certification.
32.02	Section 906 Chief Financial Officer Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNDER ARMOUR, INC.

By:	/s/ DAVID E. BERGMAN
David E. Bergman
Chief Financial Officer
Date: August 8, 2025